Form 10-K
period 2014-12-31
James River Group Holdings, Ltd.
filed 2015-03-12
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36777
JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0585280
(State of Incorporation)	(IRS Employer Identification No.)
32 Victoria Street, Hamilton Bermuda	HM 12
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (441)-278-4580
Securities registered pursuant to Section 12(b) of the Act:
Common Shares, par value $0.0002 per share
(Title of Class)
NASDAQ Global Select Market
(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Global Select Market on December 12, 2014.
The number of the Registrant’s common shares outstanding was 28,540,350 as of March 10, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2015 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

Unless the context indicates or suggests otherwise, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to James River Group Holdings, Ltd. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. You can identify forward-looking statements in this Annual Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report as a result of various factors, including, among others:
•
the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•
inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•
the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•
adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, could adversely affect our growth and profitability;

•
a decline in our financial strength rating resulting in a reduction of new or renewal business;

•
reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•
existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•
a failure of any of the loss limitations or exclusions we employ;

•
potential effects on our business of emerging claim and coverage issues;

•
exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•
losses in our investment portfolio;

•
the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•
additional government or market regulation;

•
our reinsurance business being subject to loss settlements made by ceding companies and fronting carriers;

•
a forced sale of investments to meet our liquidity needs;

•
our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•
our underwriters and other associates could take excessive risks;

•
losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•
the potential impact of internal or external fraud, operational errors, systems malfunctions or cybersecurity incidents;

•
our ability to manage our growth effectively;

•
competition within the casualty insurance and reinsurance industry;

•
an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•
in the event we do not qualify for the insurance company exception to the passive foreign investment company rules and are therefore considered a passive foreign investment company, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation, including a higher tax rate on dividends received from us and any gain realized on a sale or other disposition of our common shares, as well as an interest charge;

•
the Company’s Bermuda holding company operations or JRG Reinsurance Company, Ltd. becoming subject to U.S. federal income taxation;

•
failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•
the continued ownership of a significant portion of our outstanding shares by affiliates of D. E. Shaw & Co. L.P. and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders; as well as their rights with respect to representation on our board of directors and approval rights with respect to certain transactions;

•
changes in our financial condition, regulations or other factors that may restrict our ability to pay dividends; and

•
other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Accordingly, you should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this Annual Report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this Annual Report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I
Item 1.
BUSINESS

General
James River Group Holdings, Ltd. is a Bermuda-based insurance holding company. We own and operate a group of specialty insurance and reinsurance companies founded by members of our management team. For the year ended December 31, 2014, 71% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2014, we derived 98% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting while managing our capital opportunistically. Our group includes three specialty property casualty insurance and reinsurance segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance. In all of our segments, we tend to focus on accounts associated with small or medium-sized businesses.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2014, property insurance and reinsurance represented 2% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our estimated net pre-tax loss from a 1/1000 year probable maximum loss event is no more than $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the filing process. In 2014, the average account in this segment generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 48.7% of our gross written premiums for the year ended December 31, 2014.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment has admitted licenses in 47 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, going forward, we anticipate growing our fronting business and our other commercial lines through our program business. We believe we can earn substantial fees in our program and fronting business by writing policies and then transferring all or a substantial portion of the underwriting risk position to other capital providers that pay us a fee for fronting or ceding the business to them. The Specialty Admitted Insurance segment distributes through a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Specialty Admitted Insurance segment produced 11.5% of our gross written premiums for the year ended December 31, 2014.
The Casualty Reinsurance segment consists of JRG Reinsurance Company, Ltd. (“JRG Re”), our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results only include the results of reinsurance written with unaffiliated companies and does not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments, respectively. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively provides us with additional premiums should the business incur higher than expected losses. We believe these structures allow us to participate in the risk side-by-side with the ceding company and best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 81% of the gross premiums written by our Casualty Reinsurance segment during 2014. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re during 2014 were ceded from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 39.8% of our gross written premiums for the year ended December 31, 2014.
We have direct intercompany reinsurance agreements under which we cede 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. From a management perspective, the economic results (underwriting profits or losses) of this business that are reflected herein in our Excess and Surplus Lines and Specialty Admitted Insurance reporting segments exclude the effects of both the intercompany quota share and pooling agreements. At December 31, 2014, approximately 64% of our cash and invested assets were held by JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
In 2014, our operating subsidiaries wrote a total of  $518.8 million in gross written premiums, allocated by segment and underlying market as follows:
Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2014	% of Total
	(in thousands)
Excess and Surplus Lines segment	$252,707	48.7%
Specialty Admitted Insurance segment	59,380	11.5%
Casualty Reinsurance segment	206,680	39.8%
	$518,767	100.0%
Gross Written Premiums by Market
Non-admitted markets	$369,778	71.3%
Admitted markets	148,989	28.7%
	$518,767	100.0%

The A.M. Best Company (“A. M. Best”) financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent), with a “positive outlook.” This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent), with a “positive outlook” ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

Our History
In 2002, a group of experienced insurance executives with a history of starting and operating profitable specialty insurance operations created James River Group, Inc. (“James River Group”). James River Group was listed on the NASDAQ Stock Market (symbol: JRVR) in 2005 and consistently produced attractive underwriting results. James River Group had two insurance company subsidiaries, James River Insurance and Stonewood Insurance Company (“Stonewood Insurance”). Both of these subsidiaries as well as James River Group are now subsidiaries of ours.
In 2007, James River Group’s management team decided to enhance James River Group’s long-term profitability by combining the earnings power of James River Group with the efficiency of an affiliated Bermuda domiciled reinsurer. A group of investors led by affiliates of D. E. Shaw & Co. L.P. acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re, and we began the process of building our present company.
In December 2014, we completed an initial public offering of our common shares (the “IPO”). Affiliates of D. E. Shaw & Co. L.P. and The Goldman Sachs Group, Inc. and its affiliate (collectively, the “Selling Shareholders”), sold all of the common shares in the IPO. Neither the Company nor any of its management and other owners sold shares in the IPO. The total number of our common shares sold in the IPO by the Selling Shareholders, including shares acquired by the underwriters upon exercise of an option to purchase additional shares, was 11,740,516.
Our Competitive Strengths
We believe we have the following competitive strengths:
Proven and Strong Management Team Whose Financial Interests are Aligned with Shareholders.   Our Chairman and Chief Executive Officer, J. Adam Abram, has a history of forming and managing profitable specialty insurance companies. Mr. Abram was the founder of Front Royal Group in 1992, which was sold to Argo Group International Holdings Limited (Nasdaq: AGII) in August 2001. In 2002, Mr. Abram formed James River Group, our predecessor company, which enjoyed strong underwriting profits until it was sold to James River Group Holdings, Ltd. (formerly Franklin Holdings (Bermuda), Ltd.) in December 2007. Mr. Abram has also founded and run successful businesses in the banking and commercial real estate sectors.
Our President and Chief Operating Officer, Robert P. Myron, who has served in various capacities with our group since 2010, has a history of working in a senior management capacity in the insurance and reinsurance industries in both the United States and Bermuda. Mr. Myron has significant experience working in finance, underwriting and operations of several different insurance and reinsurance companies over the course of his career.
Our Chief Financial Officer, Gregg Davis, has been with our group and its predecessors since 1992 and was the Chief Financial Officer of Front Royal Group, working alongside Mr. Abram for almost two decades.
The President and Chief Executive Officer of our Excess and Surplus Lines segment, Richard Schmitzer, who has been with our group since July 2009, has a history of working in a senior management capacity in the E&S lines industry. Mr. Schmitzer has significant experience working in underwriting and operations of several different insurance companies over the course of his career.
Dennis Johnson, the President and Chief Executive Officer of our Casualty Reinsurance segment has a long track-record underwriting specialty reinsurance risks, particularly in the small account market where we concentrate.
Steven Hartman, the President and Chief Executive Officer of our Specialty Admitted Insurance segment has extensive experience as a reinsurance underwriter, and has the experience and industry knowledge to build out our fronting and program business.
Each of Messrs. Abram, Myron, Davis and Schmitzer invested in the IPO. All members of our executive management have equity grants that we believe help align their interests with those of our long-term shareholders.

Broad Underwriting Expertise.   We have a broad appetite to underwrite a diverse set of risks and strive to be innovative in tailoring our products to provide solutions for our distribution partners and insureds. As a result, we believe we are a “go to” market for a wide variety of risks. We are able to structure solutions for our insureds and the wholesale brokers with whom we work because of our deep technical expertise and experience in the niches and specialties we underwrite.
Conservative Risk Management with an Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We have experience underwriting in many classes of insurance. We also have experience investing in many types of assets. At the same time, we actively seek to avoid underwriting business or making investments that involve an unacceptably high risk of causing large losses.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our U.S. primary companies purchase reinsurance from unaffiliated reinsurers to manage our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis to ensure we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks. When we write reinsurance, we seek to avoid catastrophic risks and contractually limit the amount of exposure we have to any one risk or occurrence. We prefer to structure our assumed reinsurance treaties as proportional or quota share reinsurance, which is generally less volatile than excess of loss or catastrophe reinsurance. We believe this structure aligns our interests with those of the ceding company.
We attempt to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. We do not operate like a hedge fund, but we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. We characterize these investments as non-traditional because we do not believe that these types of investments are commonly held by property casualty insurance companies. Non-traditional investments held at December 31, 2014 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (19.4%), interests in limited liability companies that invest in renewable energy opportunities (2.0%), limited partnerships that invest in debt or equity securities (0.3%), and a private debt security (0.4%). While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand or that could expose us to inappropriate levels of risk. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2014 was “A.” We also maintain a disciplined interest rate position by maintaining a weighted average duration of approximately 3.1 years for this portfolio as of December 31, 2014.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge and have been successful and profitable underwriters for us in the specialty casualty insurance and reinsurance sectors. Our segment presidents have an average of 31 years of experience and all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance.
Robust Technology and Data Capture.   We seek to ground our underwriting decisions in reliable historical data and technical evaluation of risks. Our underwriters utilize intuitive systems and differentiated technologies, many of which are proprietary. We have implemented processes to capture extensive data on our book of business, before, during and after the underwriting analysis and decision. We use the data we collect to inform and, we believe, improve our judgment about similar risks as we refine our underwriting criteria. We use the data we collect in regular formal review processes for each of our lines of business and significant reinsurance treaties.
Focus on Small and Medium-Sized Casualty Niche and Specialty Business.   We believe that small and medium-sized casualty accounts, in niche areas where we focus, are consistently among the most attractive subsets of the property casualty insurance and reinsurance market. We think the unique characteristics of the risks within these markets require each account to be individually underwritten in an efficient manner. Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. While we use technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments, we continue to have our underwriters make individual judgments regarding the underwriting and pricing of each account. We believe this approach is more likely to produce consistent results over time and across markets. In addition, while we believe that the insurance and reinsurance industry is generally overcapitalized at this time, and that rates in certain property and casualty sectors are “soft” or “softening,” we are currently achieving rate increases and experiencing benign loss trends in our Excess and Surplus Lines and Specialty Admitted Insurance segments, which represented 60.2% of our gross written premiums for the twelve months ended December 31, 2014. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance and reinsurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate and settle all covered claims promptly and thoroughly, which we generally accomplish through direct contact with the insured and other affected parties. We have been able to close 90% of claims within three to five years, and as of December 31, 2014, our reserves for claims incurred but not reported were approximately 70% of our total net loss reserves. When our investigation leads us to conclude that a claim or claims are not validly covered under the policy form, we vigorously contest payment and are willing to pursue prosecution for claims fraud when warranted.
Efficient Operating Platform.   Our Bermuda domicile and operations provide for capital flexibility and an efficient tax structure. At December 31, 2014, approximately 64% of our cash and invested assets were held by our Bermuda-based subsidiary which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We also have a competitive and decreasing expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. In addition, Bermuda has many advantages as a place of domicile, including a large population of experienced insurance executives, a deep market of reinsurance business and a well-established regulatory regime that has fostered the acceptance of Bermuda-based reinsurers by rating agencies and insurance buyers.
Our Strategy
We believe our approach to our business will help us achieve our goal of generating compelling returns on tangible equity while limiting volatility in our financial results. This approach involves the following:
Generate Consistent Underwriting Profits.   We seek to make underwriting profits each and every year. We attempt to find ways to grow in markets that we believe to be profitable, but are less concerned about growth than maintaining profitability in our underwriting activities (without regard to investment income). Accordingly, we are willing to reduce the premiums we write when we cannot achieve the pricing and contract terms we believe are necessary to meet our financial goals.
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. Excluding 2012, we have had favorable loss reserve development for each prior year period since 2008. From December 31, 2007 through 2014, we have experienced $105.2 million of cumulative net favorable reserve development.
Focus on Specialty Insurance Markets.   By focusing on specialty markets in which our underwriters have particular expertise and in which we have fewer competitors than in standard markets, we have greater flexibility to price and structure our products in accordance with our underwriting strategy. We believe underwriting profitability can best be achieved through restricting our risk taking on insurance and reinsurance to niches where, because of our expertise, we can distinguish ourselves in the underwriting and pricing process.
Use Timely and Accurate Data.   We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. Our data warehouse collects premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the nature of the insured’s business. This data allows us to analyze trends in our business, including results by individual agent or broker, underwriter and class of business and expand or contract our operations quickly in response to market conditions. We rely on our information technology systems in this process. Additionally, the claims staff also contributes to our underwriting operations through its communication of claims information to our underwriters.
Respond Rapidly to Market Opportunities and Challenges.   We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. For the year ended December 31, 2014, our Excess and Surplus Lines segment gross written premiums increased by 31.3% over the same period in 2013. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2014, we enjoyed growth in our Manufacturers and Contractors, General Casualty and Energy divisions within our Excess and Surplus Lines segment. During the same period, we felt rates were not generally adequate for risks submitted to our Medical Professional Liability division. We have significantly reduced our writings in this line. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
When market conditions have been challenging, or when actual experience has not been as favorable as we anticipated, we have tried to act quickly to evaluate our situation and to make course corrections in order to protect our profits and preserve tangible equity. Our actions have included reducing our writings when margins tightened and exiting lines or classes of business when we believed the risk of continuing in a line outweighed the potential rewards from underwriting. We do not hesitate to increase loss estimates when we determine that it is appropriate.
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns than our peers. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. Although we anticipate being able to pay a regular dividend, our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital management.
Our Structure
The chart below displays our corporate structure as it pertains to our holding and operating subsidiaries.

Business Segments
Excess and Surplus Lines Segment
We report our U.S.-based E&S lines business in our Excess and Surplus Lines segment. We underwrite non-admitted business through our subsidiaries, James River Insurance and James River Casualty, from offices in Richmond, Virginia, Scottsdale, Arizona, and beginning in 2014, Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (48.7% of total gross written premiums for the year ended December 31, 2014 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 12 years. James River Insurance has had a consistent record of underwriting profits since its second year of operation. We added James River Casualty in 2009 to give us the ability to write E&S risks in Ohio.
E&S lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Lines segment underwrites property casualty insurance on an E&S lines basis in all states and the District of Columbia. Our Excess and Surplus Lines segment distributes its policies through a network of appointed independent wholesale brokers throughout the United States. In 2014, our Excess and Surplus Lines segment’s gross written premiums grew by 31.3% over 2013. The Excess and Surplus Lines segment produced an average combined ratio of 82.6% from 2009 through 2014.
Companies that underwrite on an E&S lines basis operate under a different regulatory structure than standard market carriers. E&S lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. Also, E&S lines carriers are, for the most part, free of rate regulation. In contrast, standard market carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments. However, as E&S carriers, our insurance subsidiaries in the Excess and Surplus Lines segment are not backed by any state’s guarantee fund, and in most states these subsidiaries may only write coverage for an insured after they have been denied coverage by the standard market and signed declarations stating that the insured is aware that it will not have access to any state guarantee funds should these subsidiaries be unable to satisfy their obligations.
Our Excess and Surplus Lines segment writes policies for a wide range of businesses and does not write personal lines insurance. Applications for insurance come through appointed wholesale brokers who are generally approached by retail agents after their clients have been rejected by standard markets.
With the exception of two small programs which had total gross written premiums of less than $2.5 million for the year ended December 31, 2014, the Excess and Surplus Lines segment does not grant any underwriting authority to brokers or agents, and instead, all underwriting decisions are made by one of our over 100 underwriters who work within James River Insurance’s twelve underwriting divisions. Policies are individually underwritten. The average tenure of the leaders of these twelve divisions is 29 years.
All claims for business written by the Excess and Surplus Lines segment are managed by its internal claims department although we do use independent adjusters for inspection of certain claims.

The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums for the years 2014, 2013, 2012, and 2011 fiscal years by each division.
	Gross Written Premiums Year Ended December 31,
E&S Division	2014	Percentage of Total 2014	2013	2012	2011
	($ in thousands)
Manufacturers and Contractors	$72,063	28.5%	$58,509	$46,648	$38,566
General Casualty	60,458	23.9%	22,636	12,674	8,156
Excess Casualty	31,688	12.5%	32,489	29,761	20,753
Energy	28,980	11.5%	21,400	15,766	10,566
Excess Property	11,795	4.7%	10,988	9,231	8,228
Professional Liability	10,784	4.3%	10,695	10,664	11,058
Allied Health	9,707	3.8%	9,148	8,391	9,472
Life Sciences	10,155	4.0%	9,978	9,865	7,886
Small Business	6,971	2.8%	6,313	5,782	5,886
Medical Professionals	3,922	1.5%	4,492	5,294	6,177
Environmental	3,431	1.4%	2,557	2,954	2,289
Sports and Entertainment	2,753	1.1%	3,189	1,624	1,970
Total	$252,707	100.0%	$192,394	$158,654	$131,007

Manufacturers and Contractors writes primary general liability coverage for a number of risk classes, including manufacturers of consumer goods, industrial equipment distributors and contractors. We typically issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 30 years of industry experience.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims, including: mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 26 years of experience. We generally write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Excess Casualty underwrites excess liability coverage for a variety of risk classes, including: manufacturers, contractors, distributors and transportation risks. We typically provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 30 years of industry experience.
Energy writes risks engaged in the business of energy production, distribution or mining. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies and mining-related risks. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million. The underwriter leading this division has 41 years of experience in the business.
Excess Property writes property risks above the primary coverage layer for classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical limits offered are up to $5.0 million. We retain up to the first $5.0 million in any one event. The underwriter leading our Excess Property division has 29 years of experience in the industry.

Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain the first $1.0 million net. The individual who directs our professional liability division has 21 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net. The underwriter responsible for this unit has 21 years of experience in the business. Approximately 90% of the premiums written by our Allied Health division from inception through 2014 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials and medical devices. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net. The underwriter at the head of this division has 30 years of experience in the industry.
Small Business concentrates on accounts with annual general liability insurance premiums of less than $10,000. All of our Small Business applications are submitted through our internet portal to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 26 years of industry experience.
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims made and reported basis. The underwriter leading this division has 21 years of experience.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 41 years of experience in the business. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net.
Sports and Entertainment underwrites liability coverage for sports and entertainment related risks, including family fun centers, water parks, professional sports organizations and campgrounds. Typical limits offered are up to $1.0 million per occurrence, and we retain the entire $1.0 million limit. The underwriter at the head of this division has 26 years of experience in the industry.

The following table identifies the top ten producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2014, the amount of gross written premium produced by such states for the years ended December 31, 2013, 2012 and 2011, and the percentage of total gross written premium in the Excess and Surplus Lines segment for the aforementioned years.
	2014		2013		2012		2011
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in thousands)
California	$94,837	37.5%	$56,241	29.2%	$46,888	29.6%	$39,454	30.1%
Texas	21,644	8.6%	16,963	8.8%	13,211	8.3%	10,801	8.3%
Florida	17,295	6.8%	14,277	7.4%	9,661	6.1%	9,218	7.0%
New York	19,970	7.9%	14,258	7.4%	11,767	7.4%	6,445	4.9%
Illinois	7,295	2.9%	6,318	3.3%	5,447	3.4%	4,112	3.1%
Pennsylvania	6,631	2.6%	4,285	2.2%	4,158	2.6%	4,230	3.2%
New Jersey	6,462	2.6%	6,237	3.2%	4,000	2.5%	4,256	3.3%
Ohio	5,971	2.4%	5,204	2.7%	2,423	1.5%	1,847	1.4%
Washington	6,094	2.4%	5,007	2.6%	4,779	3.0%	3,012	2.3%
Louisiana	5,323	2.1%	4,403	2.3%	3,678	2.3%	3,553	2.7%
All other states	61,185	24.2%	59,201	30.8%	52,642	33.2%	44,079	33.6%
Total	$252,707	100.0%	$192,394	100.0%	$158,654	100.0%	$131,007	100.0%

Marketing and Distribution
The Excess and Surplus Lines segment markets its products through a select group of licensed E&S lines brokers that we believe can produce reasonable volumes of quality business for James River Insurance consistently. These brokers sell policies for us as well as for other insurance companies. At December 31, 2014, the segment had appointed 135 broker groups. The Excess and Surplus Lines segment generally makes broker appointments by broker office and underwriting division. With the exception of its cyber and media liability program, and small hired and non-owned auto program (combined premiums of  less than $2.5 million for 2014) the Excess and Surplus Lines segment does not grant its brokers any underwriting or claims authority.
Our Excess and Surplus Lines segment selects its brokers based upon management’s review of the experience, knowledge and business plan of each broker. While many of our Excess and Surplus Lines segment’s brokers have more than one office, we evaluate each office as if it were a separate agency. Often, our Excess and Surplus Lines segment appoints some but not all offices owned by an agency for specialized lines of business. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business that we seek. Brokers who are unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. Our Excess and Surplus Lines segment’s underwriters regularly visit with brokers in their offices in order to discuss the products that we offer and to market to these brokers. We believe the personal relationships we foster with the individual brokers who work for the brokerage offices we appoint, and our ability to respond to a wide variety of risks placed by these brokers makes us an important market for the brokers and brokerage firms which control substantial amounts of excess and surplus lines business.
Our Excess and Surplus Lines segment’s three largest brokers produced $132.6 million of gross written premiums for the year ended December 31, 2014, representing approximately 53% of the Excess and Surplus Lines segment’s gross written premiums for 2014. The three largest brokers produced $64.5 million, $38.3 million and $29.8 million of gross written premiums for the year ended December 31, 2014, respectively, and each accounted for more than 10% of our gross written premiums in this segment for such year. Our fourth largest broker produced $20.7 million of gross written premiums in 2014.

In 2014 and 2013, our Excess and Surplus Lines segment paid an average commission to producers of 17.0% and 16.6%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 100 individuals directly employed in underwriting policies. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees. We believe our “paperless” environment allows us to engage fewer employees in policy administration.
We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every six quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2014, we received approximately 161,000 submissions (new and renewal), quoted 36,400 policies and bound 12,100 policies.
When we accept risk in our Excess and Surplus Lines segment, we are careful to establish terms that are suited to the risk and the pricing. As an excess and surplus lines writer, we use our freedom of rate and form in order to make it possible to take on risks that have already been rejected by admitted carriers who have determined they cannot insure these risks on approved forms at filed rates.
We attempt to craft policies that offer affordable protection to our insureds by tailoring coverage in ways that make potential losses more predictable and are intended to reduce claims costs. For example, we frequently use a “punitive damages exclusion,” “defense inside the limits” endorsement, that are intended to prevent excessive defense costs; “assault and battery” exclusions or sub limits that are less than the full policy limits, that allows us to quantify and limit our losses more precisely than in policies without the exclusion; and “classification limitation” and “specified location” endorsements, that limit coverage to known exposures and locations. We have no material exposure to asbestos, lead paint, silica, mold, or nuclear, biological, or chemical terrorism.
We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. Our data warehouse collects premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the nature of the insured’s business. This data allows us to analyze trends in our business, including results by individual agent or broker, underwriter and class of business and expand or contract our operations quickly in response to market conditions. We rely on our information technology systems in this process. Additionally, the claims staff also contributes to our underwriting operations through its communication of claims information to our underwriters.
Claims
Our Excess and Surplus Lines segment’s claims department consists of 38 claims professionals who have an average of 11 years of claims experience in the property casualty industry as of December 31, 2014.
Our excess and surplus lines business generally results in claims from premises/operations liability, professional liability, first party property losses and products liability. We believe the key to effective claims management is timely and thorough claims investigation. We seek to complete all investigations and adjust reserves appropriately as soon as is practicable after the receipt of a claim. We seek to manage the number of claims per adjuster to allow adjusters sufficient time to investigate and settle claims. Each quarter, senior management reviews each case above a specified amount to ensure that the front-line adjuster has recognized and is addressing the key issues in the case and has adjusted the reserve to the appropriate amount. We keep the settlement authority of front-line adjusters low to ensure the practice of having two or more members of the department participate in the decision as to whether to settle or defend. In addition, cases with unusual damage, liability or policy interpretation issues are subjected to peer reviews on a weekly basis. Members of the underwriting staff participate in this process. Prior to any scheduled mediation or trial involving a claim, claims personnel conduct further peer review to make sure all issues and exposures have been adequately analyzed. We believe that effective management of litigation avoids delays and associated additional costs.

Our claims staff also contributes to our underwriting operations through communication of claims information to our underwriters. The Senior Vice President of Claims heads our forms committee, which reviews and develops all policy forms and exclusions and is also a member of the underwriting review committee.
As of December 31, 2014, approximately 90% of claims were closed within five years in the Excess and Surplus Lines segment.
The calendar year loss ratios for the Excess and Surplus Lines segment for the last eight years were 56.1% for 2007, 61.4% for 2008, 62.6% for 2009, 54.9% for 2010, 48.5% for 2011, 52.6% for 2012, 40.4% for 2013, and 55.2% for 2014.
Specialty Admitted Insurance Segment
The Falls Lake Group comprises our other U.S. insurance segment, Specialty Admitted Insurance. We established this segment in 2004 to underwrite workers’ compensation insurance for residential contractors in North Carolina. Initially, we only sought licensure in North Carolina. Later, as our plans for this segment evolved, we sought and obtained additional licensure. The Falls Lake Group Companies are currently licensed to underwrite admitted insurance in 47 states and the District of Columbia. The Falls Lake Group consists of Falls Lake National Insurance Company (an Ohio domiciled company), Stonewood Insurance Company (a North Carolina domiciled company) and Falls Lake General Insurance Company (an Ohio domiciled company).
We plan to use our broader licensure and management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment now has three business lines:
•
our traditional workers’ compensation business (50.7% of 2014 gross written premiums in this segment, 97.3% in 2013 and 100% of 2012 gross written premiums in this segment); and

•
program and fronting business written through selected managing general agents (49.3% of 2014 gross written premiums in this segment, 2.7% in 2013 and 0.0% of 2012 gross written premiums in this segment).

Traditional Workers’ Compensation Business
Due to more favorable market conditions currently, we are growing this business line presently, extending beyond residential contractors and North Carolina. Contract workers as a class, regardless of industry, represented approximately 31% of the gross written premiums in our workers’ compensation book in 2014. Other significant classes include healthcare employees (16%), goods and services (15%), and manufacturing workers (14%). Our individual risk workers’ compensation business remains a regionally focused effort. For the year ended December 31, 2014, approximately 77% of our workers’ compensation direct written premiums were in North Carolina, 12% were in Virginia, 7% were in South Carolina and 4% were in Tennessee. We view our workers’ compensation business as a core competency, and seek to make consistent underwriting profits from it. We also recognize the cyclical nature of this line, and are prepared to contract the business rapidly when rates decline or the regulatory or economic environment makes it difficult to contain costs. We distribute our workers’ compensation product through independent agents.
Program Business
As part of our plan to become less susceptible to admitted market cycles, we have begun to slowly expand into program business. In a program arrangement, we give selected MGAs authority to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We enter into these arrangements selectively (nine programs were in place as of December 31, 2014, which had combined gross written premiums of  $12.2 million for 2014) with agents who have significant experience and market presence in specialty risks. The underwriting is subject to regular audit by our staff, and we have electronic access to the underwriting systems of these agents, which facilitates our real-time supervision of their work. Examples of the types of risks we take on in these programs are workers’ compensation for loggers and woodworkers, and commercial auto coverage for waste haulers in western states. We focus our coverage on casualty risks, although some incidental property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or both. We generally take up to $1.0 million of loss per occurrence or per risk, net of reinsurance.

Under the terms of these program agreements, we pay lower commissions when underwriting profits are low or lacking and we increase commissions when the business proves particularly profitable. In addition, we typically build in a substantial “spread” between the commission we earn from our reinsurers and the commissions paid to the MGA. This spread enhances our underwriting returns. We distribute our program business through MGAs and program managers.
For initial claims oversight and administration in our program business, we generally outsource frequency layer claims management to third-party administrators for the first $50,000 of a claim, and then assume direct control above this amount.
Fronting Business
Our Specialty Admitted Insurance segment has a small but growing fronting business, also intended to reduce our susceptibility to market cycles (three programs in place as of December 31, 2014, with combined gross written premiums of  $17.0 million for 2014). Fronting means that we issue insurance policies for another insurance entity or capital pool that may not have the licenses or rating to serve its desired market. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. When fronting, we expect that all claims will be paid by the party for whom we agreed to front. Typically, for these fronting arrangements, we require a deposit of liquid assets into a collateral trust equal to or greater than the amount of any and all receivables that we have from the entity with whom we have written the fronting arrangement. In many instances, we seek and receive collateral in excess of any and all actuarially estimated receivables from such company to provide protection against unforeseen adverse performance. We charge fees as a percentage of gross written premiums for issuing these policies. Currently, we charge at least 5% of gross written premiums on all of our fronting relationships. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Similar to our program business, for initial claims oversight and administration in our fronting business, we generally outsource frequency layer claims management to the insurance entity or capital pool in the fronting arrangement for the first $50,000, and then assume direct control above this amount.
As of December 31, 2014, approximately 90.0% of claims were closed within three years in the Specialty Admitted Insurance segment.
Our objective over time, is to utilize the combination of fee income and underwriting profits available to our Specialty Admitted Insurance segment to generate returns on tangible equity consistent with results in our Excess and Surplus Lines segment. Additionally, we expect that this fee income will become material in future periods and provide us with a steady revenue stream relatively insulated from the pricing cycles of the admitted insurance market.
The Specialty Admitted Insurance segment relies on an extensive data warehouse to assist it in its business operations. The data warehouse allows it to simultaneously capture risk level detail to manage its business and to identify and capitalize on profitable opportunities.
Casualty Reinsurance Segment
We report our business of writing insurance for insurance companies in our Casualty Reinsurance segment. We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer insurance to third parties and to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal quota share arrangement described below. Business flows to JRG Re from the following two sources:
•
We provide proportional and working layer reinsurance to unaffiliated U.S.-based insurance companies. We underwrote $206.7 million in gross written premiums for the year ended December 31, 2014. Our largest treaty, which had gross written premiums of  $35.0 million in 2014, writes excess and surplus general liability coverage for small and medium-sized businesses. 19% of the third-party premiums written by JRG Re are for non-standard auto carriers, 34% are related to general liability coverage (much of this business is E&S premium), 18% is commercial auto coverage, 20% is workers’ compensation insurance and the rest is excess casualty or non-medical professional liability. We typically structure this business as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. At December 31, 2014, 94% of our third-party treaties are written as “proportional” arrangements. We purchase very little retrocessional coverage in this segment.
•
We also have a direct intercompany reinsurance agreement under the terms of which 70% of the pooled net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) are ceded to JRG Re in Bermuda. In 2014, our U.S. subsidiaries ceded $170.6 million in premiums to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that has an arm’s length ceding commission. We do not pay corporate income tax on earnings (including investment income) in Bermuda. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re.

Almost all of the segment’s premiums are for casualty coverages. The Casualty Reinsurance segment writes very little property business and virtually no reinsurance designed to respond to catastrophic events of any kind. For example, we had a $203,000 loss in our Casualty Reinsurance segment from Superstorm Sandy, which occurred in 2012, entirely from one treaty where we reinsured property exposures on motorcycles. During the year ended December 31, 2014, our Casualty Reinsurance segment earned an underwriting profit of  $667,000 when analyzed as a stand-alone entity, without the benefit of the premiums ceded from our Excess and Surplus Lines segment and Specialty Admitted Insurance segment.
The Casualty Reinsurance segment conducted business with three brokers that generated $153.4 million of gross written premiums for the Casualty Reinsurance segment in the year ended December 31, 2014, representing 74.2% of the gross written premiums of the Casualty Reinsurance segment for such year. The three largest brokers produced $64.2 million (Atlantic Intermediaries), $56.5 million (AON Benfield, Inc.), and $32.7 million of gross written premiums for the year ended December 31, 2014, respectively, and each accounted for more than 10% of our gross written premiums for such year. No other broker generated 10% or more of the gross written premiums of the Casualty Reinsurance segment during 2014.
Underwriting profits and investment income earned by our Bermuda reinsurance company are exempt from U.S. taxation. One effect of the quota share arrangement between our domestic companies and JRG Re is that an increasing percentage of our assets are located in Bermuda. At December 31, 2014, approximately 64% of our total cash and invested assets were located in Bermuda.
Corporate and Other Segment
Our Chairman and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer and other holding company employees are part of the Corporate and Other segment. This is where we set and direct strategy for the group as a whole as well as high level objectives for each of the three operating segments. We also make all capital management, capital allocation, treasury functions, information technology and group wide risk management decisions in this segment. Our decisions at this level also includes reinsurance purchasing.
Financial Information About Segments
Financial and other information by segment for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 is set forth in Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report.
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments and, less frequently purchase retrocessional coverage for our Casualty Reinsurance segment to reduce volatility by limiting our exposure to large losses and to provide capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders and ceding companies, irrespective of any reinsurance or retrocession coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer or retrocessionaire, as applicable. There is credit exposure with respect to losses ceded to the extent that any reinsurer or retrocessionaire is unable or unwilling to meet the obligations ceded by us under reinsurance or retrocessional treaties. The ability to collect on reinsurance or retrocessional reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. We currently have no disputes with any reinsurer or retrocessionaire and we are not aware of any credit problems with any of the group’s reinsurers or retrocessionaires.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that are exposed to high degrees of volatility. The Excess and Surplus Lines segment does write a limited book of excess property risks (approximately $11.8 million direct written premiums in 2014). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment retains up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is $4.0 million. In our Specialty Admitted Insurance segment, we focus on casualty business but we do write a limited amount of property insurance, principally through our programs and fronting business. In our Casualty Reinsurance segment the assumption of property risks is also minimal.
In our Excess and Surplus Lines segment, we have purchased catastrophe reinsurance of  $40.0 million in excess of a $5.0 million retention that is intended to cover the 1,000 year modeled PML on the segment’s excess property book. Where the Specialty Admitted Insurance segment incurs incidental property risks in its program book of business, the segment is covered for $4.0 million in excess of   $1.0 million per occurrence. This is also intended to cover the 1,000 year modeled PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $1.0 million, and we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. In aggregate, therefore, we believe our pre-tax group-wide PML from a 1,000 year catastrophic event is approximately $10.0 million, inclusive of reinstatement premiums payable. We had no losses in our Excess and Surplus Lines and Specialty Admitted Insurance segments from Superstorm Sandy, which occurred in 2012, and a $203,000 loss in our Casualty Reinsurance segment.
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, in four of our divisions we only write $1.0 million per occurrence limits (Manufacturers & Contractors, General Casualty, Small Business and Sports and Entertainment), and we do not purchase any reinsurance for these policies. In our other divisions, where we issue policies with larger limits, we purchase reinsurance in excess of  $1.0 million per occurrence.
In our Specialty Admitted Insurance segment at December 31, 2014, we retain the first $675,000 per occurrence in losses on workers’ compensation policies and are reinsured above that level to $20.0 million per occurrence, with a maximum reinsured recovery of  $10.0 million for any one life. On other lines of business in our program and fronting business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $300,000 per occurrence.
For both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchase a clash and contingency policy that covers us for $6.0 million in excess of  $2.5 million which would cover us, for example, in a situation where we had multiple insureds who had losses from the same event.
In our Casualty Reinsurance segment, we currently do not purchase any material retrocessional reinsurance. In prior periods, we have purchased proportional retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.

For 2014, our top ten reinsurers represented 89.6% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of   “A-” (Excellent) or better or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2014:
Reinsurer	Reinsurance Recoverable as of December 31, 2014	A.M. Best Rating December 31, 2014
	(in thousands)
Berkley Insurance Company	$38,583	A+
Swiss Reinsurance America Corporation	27,848	A+
Madison Insurance Company	18,208	Unrated(1)
QBE Reinsurance Corporation	8,788	A
Lloyd’s Syndicate Number 4472	4,695	A
Mountain States Insurance Company	3,375	B++
Safety National Casualty	3,359	A+
Munich Reinsurance America	3,074	A+
Lloyd’s Syndicate Number 2003	3,060	A
Aspen Insurance UK Ltd.	3,003	A
Top 10 Total	113,993
Other	13,261
Total	$127,254

(1)
This reinsurer is unrated, and we are collateralized for the recoverable amounts.

Reserve Policy
Over time, many insurance companies have underestimated the cost of future losses associated with insurance policies issued. We seek to establish reserves that will adequately meet our obligations. We have six actuaries on staff, and we engage independent actuarial consultants to review our decisions regarding reserves twice a year.
When setting our reserves, we use a blend of actuarial techniques that are chosen to reflect the nature of the lines of insurance we underwrite. We seek to be consistent and transparent in establishing our reserves.
In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss and our eventual payment of the loss. We establish loss and loss adjustment expense reserves for the ultimate payment of all losses and loss adjustment expenses incurred. We estimate the reserve for losses and loss adjustment expenses using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses that have been incurred but not reported to us. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. We also consider various factors such as:
•
Loss emergence and insured reporting patterns;

•
Underlying policy terms and conditions;

•
Business and exposure mix;

•
Trends in claim frequency and severity;

•
Changes in operations;

•
Emerging economic and social trends;

•
Inflation;

•
Changes in the regulatory and litigation environments; and

•
Discussions with third-party actuarial consultants.

The procedures we use to estimate loss reserves assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. These estimates are by their nature subjective and imprecise, and ultimate losses and loss adjustment expenses may vary from established reserves.
Our Reserve Committee consists of our Chief Actuary, our President and Chief Operating Officer, our Chief Financial Officer, our Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three insurance segments assist in the evaluation of reserves in their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgement to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.
The following table reflects our reserve development by segment during the calendar years 2014 to 2008 individually and in the aggregate.
Segment	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance(1)	Grand Total
Calendar Year
2014	$27,283(2)	$5,854	$(5,719)	$27,418
2013	40,734(3)	1,410	(4,692)	37,452
2012	20,122(4)	(4,898)	(16,617)(5)	(1,393)
2011	21,034	1,712	(2,835)	19,911
2010	10,922	(381)	(857)	9,684
2009	3,193	1,591	(1,067)	3,717
2008	6,496	1,875	—	8,371
Cumulative Development	$129,784	$7,163	$(31,787)	$105,160

(1)
Casualty Reinsurance segment includes the underwriting results of our assumed crop reinsurance business which was terminated effective December 31, 2012.

(2)
Includes $7.9 million of favorable development from the 2011 accident year, $4.2 million from the 2007 accident year and $5.0 million from the 2009 accident year.

(3)
Includes $11.8 million of favorable development from the 2009 accident year, $7.3 million of favorable development from the 2007 accident year and $5.8 million of favorable development from the 2008 accident year.

(4)
Includes $8.0 million of favorable development from the 2009 accident year, $4.3 million of favorable development from the 2008 accident year and $4.1 million of favorable development from the 2007 accident year.

(5)
$9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year and $7.6 million of adverse development on other assumed business.

Among the indicators of reserve strength that we monitor closely are the number of claims outstanding from a given year and the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported to us. As a general rule, every known claim has a specific case reserve established against it which management believes is adequate to resolve the claim and pay attendant expenses.

The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.
Percentage of Claims Closed at December 31, 2014
Policy Year	Excess and Surplus Lines Segment	Specialty Admitted Insurance Segment
2004	99.4%	99.8%
2005	99.0%	99.9%
2006	98.4%	99.9%
2007	98.4%	99.9%
2008	97.7%	99.8%
2009	95.5%	99.7%
2010	91.5%	99.3%
2011	83.5%	98.4%
2012	79.6%	96.0%
2013	67.0%	80.4%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2014. The percentage that IBNR represents of total gross reserves at December 31, 2014 is 71.5%, up from 70.9% at December 31,2013.
	Gross Reserves at December 31, 2014
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$353,260	$432,226	81.7%
Specialty Admitted Insurance	28,753	54,544	52.7%
Casualty Reinsurance	129,834	229,526	56.6%
Total	$511,847	$716,296	71.5%

The table below sets forth our IBNR, total net reserves and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2014. The percentage that IBNR represents of total net reserves at December 31, 2014 is 70.3%, up from 68.2% at December 31, 2013.
	Net Reserves at December 31, 2014
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$269,119	$339,618	79.2%
Specialty Admitted Insurance	22,529	44,688	50.4%
Casualty Reinsurance	122,618	204,736	59.9%
Total	$414,266	$589,042	70.3%

Reserve Development
We maintain reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance when appropriate. Our ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.
The following table presents the development of balance sheet property casualty loss reserves calculated in accordance with GAAP, as of December 31 in each of the years 2007 through 2014. This table does not present accident or policy year development data. The top line of the table shows the gross reserves as of December 31 for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net loss and loss adjustment expense arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year.
The estimates change as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy” represents the aggregate change to date from the original estimate on the third line of the table, “reserves for property casualty losses originally stated, net of reinsurance.” The “gross cumulative redundancy” represents the aggregate change to date from the original estimate on the top line of the table, “gross reserves for property casualty losses.” The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. For example, the liability for losses and loss adjustment expenses net of reinsurance at the end of 2008 for 2008 and all prior years was originally estimated to be $354.1 million. Six years later, as of December 31, 2014, this amount was re-estimated to be $279.7 million, of which $253.6 million had been paid, leaving a reserve of  $26.1 million for losses and loss adjustment expenses for 2008 and prior years remaining unpaid as of December 31, 2014.
	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands)
Gross reserves for property casualty losses	$394,209	$434,588	$477,519	$511,386	$565,955	$709,721	$646,452	$716,296
Reinsurance recoverable	98,190	80,534	80,894	89,793	89,194	175,812	119,467	127,254
Reserves for property casualty losses originally stated, net of reinsurance	296,019	354,054	396,625	421,593	476,761	533,909	526,985	589,042
Cumulative net paid losses,
1 year later	68,055	90,360	93,118	115,667	177,325	171,925	153,000
2 years later	126,998	151,646	174,540	205,251	290,710	290,731
3 years later	160,548	196,005	226,637	255,301	360,629
4 years later	183,317	226,552	259,706	288,513
5 years later	198,569	242,538	280,804
6 years later	206,372	253,616
7 years later	211,662
Net reserves re-estimated as of
1 year later	287,649	350,337	386,940	401,682	478,155	496,457	490,442
2 years later	285,316	340,284	356,758	387,183	440,108	463,459
3 years later	277,918	319,067	341,377	351,427	414,877
4 years later	260,935	308,755	311,756	328,754
5 years later	253,269	290,705	294,324
6 years later	240,698	279,695
7 years later	233,879

	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands)
Net cumulative redundancy	62,140	74,359	102,301	92,839	61,884	70,450	36,543
Net reserves for losses and loss adjustment expenses re-estimated	233,879	279,695	294,324	328,754	414,877	463,459	490,442
Reinsurance recoverable re-estimated	73,129	52,714	38,170	36,555	55,635	146,274	102,716
Gross reserves for losses and loss adjustment expenses re-estimated	307,008	332,409	332,494	365,309	470,512	609,733	593,158
Gross cumulative redundancy	$87,201	$102,179	$145,025	$146,077	$95,443	$99,988	53,294
Net cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $74.4 million redundancy from December 31, 2008 to December 31, 2014. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.
See Note 6 to the Notes to the Audited Consolidated Financial Statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.
Investment Strategy
One benefit of reinsuring a portion of our business to a Bermuda affiliate is that we have been able to build, and expect to continue building, a substantial asset base in a domicile where corporate earnings, including investment returns, are not taxed. At December 31, 2014, approximately 64% of our cash and invested assets were held by JRG Re in Bermuda with the remainder held by our U.S. subsidiaries.
The prolonged low interest rate environment has made it more difficult for insurance companies to earn attractive returns on capital because of reduced investment income. Writing casualty insurance (which generally has a longer holding period for reserves than property insurance), has allowed us to build our asset base so that cash and invested assets now represent 2.8 times our tangible equity.
We attempt to generate better than market average risk-adjusted returns in our investment portfolio by taking measured risks based upon detailed knowledge of certain niche asset classes. We are not a hedge fund that seeks primarily to generate profits by investing the float from an affiliated insurance or reinsurance company. We are an insurance company that seeks to make “both sides” of the balance sheet work to generate better than market average risk-adjusted returns. While we are willing to make investments in non-traditional types of investments, we avoid risks that we do not understand well, as well as structures or situations we think could cause substantial loss of capital.
The majority of our investment portfolio is invested in what we refer to as our Core Portfolio of investment grade fixed income securities. This portfolio provides predictable income with low risk of principal loss. We seek to augment the return on the Core Portfolio by investing in bank loans, higher yielding securities and private investments. We designed these strategies to improve our investment return and are focused on opportunistic investing in areas where we believe our management, directors or employees have expertise or understanding of the risk and return of the investment.
Our strategy is designed to earn higher returns than an investment grade fixed income strategy alone while maintaining a high overall credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We generally focus on securities that provide some current income.

A breakdown of our investment portfolio is as follows:
	December 31, 2014 ($ in millions)
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
Core	$796.8	$812.5	$812.5	2.20%	64.3%
Bank loans	260.8	250.6	258.9	5.71%	20.5%
Incremental yield	143.7	152.5	152.5	6.34%	12.0%
Private investments			40.2	NA	3.2%
Total			1,264.1		100.0%
Less cash and cash equivalents in Core and Bank Loans			(26.9)
Total invested assets			$1,237.2

We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2014, the average duration of our investment portfolio, excluding bank loans, was 3.8 years, and the duration for bank loans is 0.2 years, resulting in an approximate duration for the entire portfolio of 3.1 years.
Core Portfolio
The Core Portfolio consists of cash and investment grade fixed income securities. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager(s) to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of 5 years). We invest in this asset class by owning individual loan participations that are carried at amortized cost less any loan loss allowance. We have over five years of experience in investing in this asset class through a third-party manager.
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and publicly-traded partnerships. The average credit quality of the fixed income securities in this portfolio as of December 31, 2014 is BBB-. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. Historically, we made significant purchases of below investment grade securities that were trading at a discount to par. More recently as such opportunities are limited, we have been opportunistically investing in high yield securities where we believe we have expertise or an understanding of the risk. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase common equity securities and master limited partnerships. However, these purchases are generally used as an effective means to get access to some high yielding asset class. As of December, 2014, only $11.0 million of the Incremental Yield Portfolio is invested in common equities and master limited partnerships. The Incremental Yield Portfolio was initiated in 2010.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At

December 31, 2014, we held seven private investments and one publicly-traded equity investment with a total carrying value of  $40.2 million. During 2014, we have realized final returns on two private investments resulting in pre-tax internal rates of return of 13.1% and 34.2% over the life of these investments. Our portfolio consists of investments in wind and solar energy, banking, small cap equities and a fund focused on below investment grade securities. Since initiating our private investment strategy, we have realized final returns on four investments with a pre-tax internal rate of return of 50.5%. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 3.2% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy does have significant risk and not all investments are successful and as a result we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:
	2012	2013	2014	Trailing 3 Years Ended 2014
Core	4.06%	-1.30%	3.11%	1.93%
Bank loans	15.30%	8.95%	1.15%	8.31%
Incremental yield	15.16%	1.41%	10.57%	8.89%
Total	7.44%	1.00%	3.76%	4.03%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. We characterize these investments as non-traditional because we do not believe that these types of investments are commonly held by property casualty insurance companies. Non-traditional investments held at December 31, 2014 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (19.4%), interests in limited liability companies that invest in renewable energy opportunities (2.0%), limited partnerships that invest in debt or equity securities (0.3%), and a private debt security (0.4%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $1,237.2 million as of December 31, 2014. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2014 was “A”. We have intentionally maintained a cautious interest rate position by having an average duration of approximately 3.1 years at December 31, 2014. This duration represents a reduction from our duration in recent years and is designed to reduce the risk of decreases in book value resulting from increases in interest rates. Based on the current duration of 3.1 years, a 1.0% increase in interest rates would result in a pretax decline in the market value of our portfolio of approximately $37.7 million.
Insurance Cycle Management and Growth
The insurance and reinsurance business is cyclical in nature, with “hard” and “soft” cycles. Hard markets occur when insurance underwriters limit their exposure in a line of business or across their entire portfolio. When underwriters exercise restraint, insurance buyers are forced to pay more to induce underwriters to cover their risks. A hard market can also be created by economic expansions when capital committed to backing insurance policies does not grow as fast as demand for insurance. There is generally a correlation between interest rates and the willingness of insurance companies to commit their capital to writing insurance. When fixed income yields are low, insurance companies need to raise insurance prices to improve underwriting results in order to offset loss of investment income.

We are currently in a growth phase for our business overall, particularly for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by rate increases as well as increases in policy count and exposures. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2011 through 2014.
	2014		2013		2012		2011
Gross Written Premiums	$	% Change	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$252,707	31.3%	$192,394	21.3%	$158,654	21.1%	$131,007	12.8%
Specialty Admitted Insurance	59,380	188.3%	20,594	(43.9)%	36,709	(18.3)%	44,914	27.8%
Casualty Reinsurance	206,680	32.9%	155,530	(47.6)%	296,568	(5.8)%	314,900	225.7%
Total	$518,767	40.8%	$368,518	(25.1)%	$491,931	0.2%	$490,821	98.0%

In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases as well as reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and also revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business, and achieving rate increases for several periods through December 31, 2014, there will likely be periods in the future where our growth moderates, stagnates or turns negative.
We believe, however, that our Excess and Surplus Lines segment will be able to make an underwriting profit regardless of the state of the underwriting cycle. This belief has been borne out by our historical results in this segment which has had a weighted average combined ratio of 82.6% for the period from January 1, 2008 through December 31, 2014.
Traditionally, admitted insurance lines have been very susceptible to market cycles. We believe this trend is continuing. We seek to isolate ourselves from these trends in our Specialty Admitted Insurance segment by writing lines of business we believe are slightly less competitive, by prudently purchasing reinsurance and by being willing to dramatically reduce our writings when market conditions warrant.
A material portion of the profitability we seek to achieve from our program and fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We generally seek a fronting fee of 5% or more of gross written premiums on this business. Although we have written only $29.3 million of gross written premiums for fronting and program business for 2014 ($9.0 million on a net basis), we expect that this fee income will become material in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
In the Casualty Reinsurance segment, we have the ability to manage the cycle by growing or shrinking our business according to market conditions and the corresponding prices and terms being offered for the assumption of specific risks. We have a small team of six people in Bermuda who underwrite and administer the business written by JRG Re in Bermuda. Accordingly, our overhead is low and does not necessitate us growing this business from its current size, and in fact it could shrink if necessary.
Competition
We compete in a variety of markets against a variety of competitors depending on the nature of the risk and coverage being underwritten. The competition for any one account may range from large international firms to smaller regional companies in the domiciles in which we operate. To remain competitive, our strategy includes, among other measures: (1) focusing on rate adequacy and underwriting discipline, (2) leveraging our distribution network, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings and (5) providing quality services to agents and policyholders.
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include Scottsdale Insurance Company (Nationwide Mutual Group), Markel Corporation, Burlington Insurance Group, Liberty Surplus Insurance Corporation, AXIS Capital Holdings Limited, Arch Capital Group Ltd., Admiral Insurance Co. (W. R. Berkley Corporation), Lexington Insurance Company (American International Group, Inc.), Western World Insurance Group, Inc., Mt. Hawley Insurance Company (RLI Corporation), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.) and Houston Casualty Company (HCC Insurance Holdings, Inc.).
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. The majority of the competition comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for larger accounts along all product lines. Competitors in this segment include Builders Mutual Insurance Company, Key Risk Insurance Company (W. R. Berkley Corporation), American Interstate Insurance Company (AMERISAFE, Inc.), State National Group and Republic Insurance Group.
Casualty Reinsurance
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well-established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships. Competitors in this segment include Maiden Holdings, Ltd., Hamilton Re, Ltd., PartnerRe Ltd. and Third Point Reinsurance Ltd.
Regulation
Bermuda Insurance Regulation
The Insurance Act 1978 of Bermuda (the “Insurance Act”) provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.
The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
The Insurance Act imposes on Bermuda insurance companies’ solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework applicable to Class 3B insurers are set forth below.
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters). JRG Re is licensed as a Class 3B insurer.

Classification as a Class 3B insurer
A body corporate is registrable as a Class 3B insurer where (1) 50% or more of its net premiums written or (2) 50% or more of its net loss and loss expense provisions, represent unrelated business and its total net premiums written from unrelated business are $50.0 million or more.
Minimum Paid-Up Share Capital
The minimum amount of fully paid up share capital for a Class 3B insurer is $120,000.
Principal Representative and Principal Office
An insurer is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of JRG Re is located at 32 Victoria Street, Hamilton Bermuda HM 12. JRG Re’s principal representative is Kevin B. Copeland, the Chief Financial Officer of JRG Re. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by the insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations. Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative. Where there has been a significant loss which is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss. Furthermore, where a notification has been made to the BMA regarding a material change, the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period as the BMA may require, together with a general business solvency certificate in respect of those statements.
Loss Reserve Specialist
A Class 3B insurer must appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual and possess adequate professional qualifications as a casualty actuary and/or possess adequate experience to assess the sufficiency of insurance reserves of the insurer. The Class 3B insurer is required to submit annually an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.
Annual Financial Statements
A Class 3B insurer must prepare and submit, on an annual basis, both audited GAAP and statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. In addition, a Class 3B insurer is also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”). The Company’s annual GAAP and statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended). The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.

Annual Statutory Financial Return and Annual Capital and Solvency Return
A Class 3B insurer is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist. The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to make this certification. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
In addition, each year the insurer is also required to file with the BMA a capital and solvency return along with its annual financial statutory return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (the “BSCR”) model or an approved internal capital model in lieu thereof   (more fully described below), a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment (CISSA), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Statements
A Class 3B insurer, not otherwise subject to group supervision (described below), is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months May, August and November of each year. The quarterly financial returns consist of   (1) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (2) a list and details of material intra-group transactions and risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns and details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the insurer’s statutory capital and surplus. Quarterly financial statements are not required where the Class 3B insurer is subject to group supervision. JRG Re is not currently subject to group supervision.
Independent Approved Auditor
A Class 3B insurer must appoint an independent auditor who will annually audit and report on the insurer’s GAAP financial statements, its statutory financial statements and its statutory financial returns, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.
Non-insurance Business
No Class 3B insurer may engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property. Class 3B insurers registered before December 31, 2012 will be permitted to continue engaging in non-insurance business but must discontinue doing so not later than year-end 2016.

Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.
Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”). The MSM that must be maintained by a Class 3B insurer with respect to its general business shall be equal to the greatest of   (1) $1.0 million, (2) 20% of the first $6.0 million of net premiums written; if in excess of   $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of   $6.0 million, (3) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves or (4) 25% of the ECR (as defined below) as reported at the end of the relevant year.
Class 3B insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (the “TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Any Class 3B insurer which at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which the company intends to rectify the failure.
Any Class 3B insurer which at any time fails to meet its enhanced capital requirement applicable to it shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with (1) unaudited interim statutory financial statements covering such period as the BMA may require, (2) the opinion of a loss reserve specialist where applicable, (3) a general business solvency certificate in respect of the financial statements and (4) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.

Eligible Capital
To enable the BMA to better assess the quality of the insurer’s capital resources, a Class 3B insurer is required to disclose the makeup of its capital in accordance with a ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012 and any amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.
Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MSM and the ECR.
Code of Conduct
Every Bermuda registered insurer must comply with the Insurance Code of Conduct (the “Bermuda Code of Conduct”) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Bermuda Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Bermuda Code of Conduct will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
Restrictions on Dividends and Distributions
A Class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Reduction of Capital.    No general business insurer may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
Class 3B insurers seeking to reduce their statutory capital by 15% or more, as set out in its previous year’s financial statements, must also submit an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the company’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause the company to fail its relevant margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

Fit and Proper Controllers
The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (1) the managing director of the registered insurer or its parent company; (2) the chief executive of the registered insurer or of its parent company; (3) a shareholder controller; and, (4) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.
The definition of shareholder controller is set out in the Insurance Act but generally refers to (1) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company or (2) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (3) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting. A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller. Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller.
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offence and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of   $500 per day for each day that the offence is continuing) or, if convicted on indictment, to a fine of  $100,000 and/or 2 years in prison.
Notification by Registered Person of Change of Controllers and Officers
All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (1) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (2) the amalgamation with or acquisition of another firm, (3) engaging in unrelated business that is retail business, (4) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (5) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (6) outsourcing all or a material part of an insurer’s underwriting activity, (7) the transfer other than by way of reinsurance of all or substantially all of a line of business and (8) the expansion into a material new line of business.

No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.
Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (1) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA) (2) where the insurance group is not headed by a “specified insurer,” where it is headed by a parent company which is incorporated in Bermuda or (3) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements.
Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.
As group supervisor, the BMA will perform a number of supervisory functions, including (1) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities, (2) carrying out a supervisory review and assessment of the insurance group, (3) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra group transactions and good governance procedures, (4) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations, (5) coordinating any enforcement action that may need to be taken against the insurance group or any of its members and (6) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
In carrying out its functions, the BMA may make rules for (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.
Supervision, Investigation, Intervention and Disclosure
The BMA may, by notice in writing served on a registered person or a designated insurer, require the registered person or designated insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for purposes of his investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him or there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
If it appears to the BMA that the business of the registered insurer is being so conducted that there is a significant risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may direct an insurer, for itself and in its capacity as designated insurer of the insurance group of which it is a member, (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into specified transactions with any specified person or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) (as an individual insurer only and not in its capacity as designated insurer) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (11) to remove a controller or officer.

The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.
Cancellation of Insurer’s Registration
An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act or if, the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.
We are not currently subject to group supervision, but the BMA may exercise its authority to act as our group supervisor in the future.
Certain Other Bermuda Law Considerations
Corporate Bermuda Law Considerations
Although James River Group Holdings, Ltd. is incorporated in Bermuda, it is designated as a non-resident for Bermuda exchange control purposes by the BMA. Pursuant to its non-resident status, James River Group Holdings, Ltd. may engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of its common shares in currencies other than the Bermuda dollar.
In accordance with Bermuda law, share certificates are issued only in the names of corporations, other separate legal entities or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. We will take no notice of any trust applicable to any of our common shares whether or not we have notice of such trust.
Each of James River Group Holdings, Ltd. and JRG Re is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for a term of not more than 50 years, or, with the consent of the Minister of Economic Development, that which is used to provide accommodations or recreational facilities for its officers and employees and is held by way of lease or tenancy for a term of not more than 21 years) without the express authorization of the Bermuda legislature; (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the relevant Ministers; (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development. JRG Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.
Each of James River Group Holdings, Ltd. and JRG Re will also need to comply with the provisions of the Companies Act regulating the payment of dividends and the making of distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that (1) the company is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities. In addition, certain provisions of the Insurance Act will limit our ability to pay dividends.

Under the Companies Act, where a Bermuda company issues shares at a premium (that is, for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid-up share capital of that company, except for certain matters such as: (1) paying up unissued shares to be issued as fully paid bonus shares, (2) writing off preliminary expenses, commissions or offering a discount on any issue of our shares or (3) providing for the premiums payable on redemption of our shares. The paid-up share capital may not be reduced if, on the date the reduction is to be effected, there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. See “— Restrictions on Dividends and Distributions.”
Exempted companies, such as James River Group Holdings, Ltd. and JRG Re must comply with Bermuda resident representation provisions under the Companies Act. We do not believe that such compliance will result in any material expense to us.
Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange (the NASDAQ Stock Market is deemed to be an appointed stock exchange under Bermuda law), general permission is given for the issue and subsequent transfer of any securities of the company from and to a non-resident, for as long as any equity securities of the company remain so listed.
We have received consent from the BMA to issue, grant, create, sell and transfer freely any of our shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts to and among persons who are either resident or non-resident of Bermuda for exchange control purposes.
Bermuda Work Permit Considerations
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates or working resident’s certificates) may not engage in any gainful occupation in Bermuda without the appropriate governmental standard work permit.
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) meet the minimum standards as stipulated in the advertisement, the employer may then apply for a standard work permit for the non-Bermudian. Employers must complete a Recruitment Disclosure Form and provide information, including the qualifications of all applicants. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) to that stipulated in the advertisement and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate). In addition to the advertising, there are also many other documents that are required prior to the Department of Immigration making their decision.
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or Senior Executive, the Minister of Home Affairs may, on occasion, waive the requirement to advertise.
If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of Home Affairs to do this, but it must inform the Department of Immigration and pay the necessary fee after the change has occurred.

If an employer wishes to promote an employee currently on a work permit from his current job to another within the same business, the permission of the Minister of Home Affairs must first be obtained. The employer will need to provide evidence of internal recruitment efforts and consideration of internal Bermudian candidates.
A temporary work permit can take up to 10 working days to process and a standard work permit can take up to four weeks to process.
U.S. Insurance Regulation
State Regulation
Our U.S. insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of shareholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, dividend limitations, cancellation and non-renewal of policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, Falls Lake General Insurance Company (formerly Stonewood General Insurance Company) (“Falls Lake General”) and Falls Lake National Insurance Company (formerly Stonewood National Insurance Company) (“Falls Lake National”), this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
Premium rate regulation varies greatly among jurisdictions and lines of insurance. In most states in which our subsidiaries write insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. States require rates for property casualty insurance that are adequate, not excessive, and not unfairly discriminatory.
Our insurance subsidiaries are required to file quarterly and annual reports with the appropriate regulatory agency in its state of domicile and with The National Association of Insurance Commissioners (“NAIC”) based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles. Their business and accounts are subject to examination by such agencies at any time.
Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the states, except pursuant to a plan approved by the state insurance department. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable marketplaces in a timely manner.
State laws governing insurance holding companies and insurance companies also impose standards on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control, and in some cases prior to divesting its control, of an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common shares.
Under state insurance guaranty fund laws, insurance companies doing business in a state can be assessed for certain obligations of insolvent insurance companies to such insolvent companies’ policyholders and claimants. Maximum assessments allowed in any one year generally vary between one percent and two percent of annual premiums written in that state, but it is possible that caps on such assessments could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liabilities.
The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty funds. Some states have deregulated their commercial insurance markets. We cannot predict the effect that further deregulation would have on our business, financial condition or results of operations.
The state insurance regulators utilize a risk-based capital model to help assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2014, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of  $207.8 million, which is in excess of the minimum risk-based capital requirement.
From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property casualty insurance.

Federal Regulation
The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council (“FSOC”) designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.
Geographic Information
For each of the years ended December 31, 2014, 2013 and 2012, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees
As of December 31, 2014, we had approximately 300 employees located in the United States and eight employees located in Bermuda. All of our employees are full time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Intellectual Property
We hold U.S. federal service mark registration of our corporate logo and several other company trademark registrations or applications for registration with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property from confusingly similar use. We monitor our trademarks and service marks and protect them from unauthorized use as necessary.
We use licensed and proprietary systems and technologies in our underwriting. The licenses have terms that expire at various times through 2028. We believe that we can utilize other available systems and technologies in the event that the licenses are not renewed upon their expiration.
Available Information
We file annual reports on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and will file other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.jrgh.net, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Ltd., 32 Victoria Street, Hamilton Bermuda HM12, The information on our website is not a part of this Annual Report.

Item 1A.
RISK FACTORS

You should carefully consider the following risks, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” above and the other information included in this Annual Report. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.
Risks Related to Our Business and Industry
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Our financial condition and results of operations depend upon our ability to assess accurately the potential losses and loss adjustment expenses under the terms of the insurance policies or reinsurance contracts we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than current reserves. These estimates are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, climate change, economic and judicial trends, and legislative changes. We continually monitor reserves using new information on reported claims and a variety of statistical techniques.
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength.
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are:
•
When we write “occurrence” policies in our Excess and Surplus Lines segment, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 83.1% of our net casualty loss reserves in this segment are associated with “occurrence form” policies at December 31, 2014.

•
Even when a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.

•
New theories of liability are enforced retroactively from time to time by courts. See also “— The effect of emerging claim and coverage issues on our business is uncertain.”

•
Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and the severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase.

•
If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.

In addition, reinsurance reserve estimates are typically subject to greater uncertainty than insurance reserve estimates, primarily due to reliance on the original underwriting decisions made by the ceding company. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. Other factors resulting in additional uncertainty in establishing reinsurance reserves include:
•
The increased lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim.

•
The diversity of development patterns among different types of reinsurance treaties.

•
The necessary reliance on the ceding company for information regarding claims.

If any of our insurance or reinsurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract business and could affect our ability to retain or hire qualified personnel.
Our risk management is based on estimates and judgments that are subject to significant uncertainties.
Our approach to risk management relies on subjective variables that entail significant uncertainties. For example, we rely heavily on estimates of probable maximum losses for certain events that are generated by computer-run models. In addition, we rely on historical data and scenarios in managing credit and interest rate risks in our investment portfolio. These estimates, models, data and scenarios may not produce accurate predictions and consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. Although we believe that these probabilistic measures provide a meaningful indicator of the relative risk of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, future losses that could have a material adverse effect on our financial condition and results of operations.
If we are unable to retain key management and employees or recruit other qualified personnel, we may be adversely affected.
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation arrangements to our key management or employees to incentivize them to leave our Company. Furthermore, our competitors may make it more difficult for us to hire their personnel by offering excessive compensation arrangements to certain employees to induce them not to leave their current employment and bringing litigation against employees who do leave (and possibly us as well) to join us. Although we have employment agreements with all of our executive officers, we do not have employment agreements with our senior underwriters or claims personnel. We do not have key person insurance on the lives of any of our key management personnel. Our inability to attract and retain qualified personnel when available and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, self insure their risks, or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in the Excess and Surplus Lines segment in California, Texas, Florida, New York, Illinois and New Jersey and in the workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina and Virginia. Any economic downturn in any such state could have an adverse effect on our financial condition and results of operations.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of   “A-” (Excellent) with a “positive outlook,” which is the fourth highest of 15 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake National, Falls Lake General, Stonewood Insurance and JRG Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:
•
if we change our business practices from our organizational business plan in a manner that no longer supports our A.M. Best’s rating;

•
if unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•
if our losses exceed our loss reserves;

•
if we have unresolved issues with government regulators;

•
if we are unable to retain our senior management or other key personnel;

•
if our investment portfolio incurs significant losses; or

•
if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly-rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us.
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance or reinsurance contracts. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Ratings.”

We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2014:
•
the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of   $132.6 million in gross written premiums, or 53.0% of that segment’s gross written premiums for the year;

•
the Specialty Admitted Insurance segment conducted business with one agent that produced $12.9 million in gross written premiums, representing 21.8% of that segment’s gross written premiums for the year; and

•
the Casualty Reinsurance segment conducted business with three brokers that generated $153.4 million of gross written premiums, or 74.0% of that segment’s gross written premiums for the year.

We cannot assure you that the relationship with any of these brokers will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers or agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
Certain premiums from policyholders, where the business is produced by brokers or agents, are collected directly by the brokers or agents and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to brokers or agents for payment on behalf of our insurance subsidiaries, the premiums might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that broker or agent. Consequently, we assume a degree of credit risk associated with brokers and agents. Where necessary, we review the financial condition of potential new brokers and agents before we agree to transact business with them. Although failures by brokers and agents to remit premiums have not been material to date, there may be instances where brokers and agents collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of premiums.
Because the possibility of these events depends in large part upon the financial condition and internal operations of our brokers and agents (which in most cases is not public information), we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from brokers and agents in the future, underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by Ohio (the domiciliary state for James River Insurance, Falls Lake National and Falls Lake General), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws may be more restrictive, could make it more expensive to conduct business or otherwise adversely affect our operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could adversely affect our ability to achieve some or all of our business objectives.
In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. For example, an insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure by the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.
The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as guaranty funds. Some states have deregulated their commercial insurance markets. We cannot predict the effect that further deregulation would have on our business, financial condition or results of operations.
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. See “Business — U.S. Insurance Regulation — State Regulation.”
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of Ohio and Virginia, i.e., two states in which certain of our U.S. insurance subsidiaries are domiciled, include this enterprise risk report requirement, while North Carolina has yet to incorporate this requirement into its insurance laws.
In 2012, the NAIC also adopted the Own Risk and Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislature and insurance regulators in order to be effective. Ohio and Virginia have adopted the ORSA Model Act in whole or substantial part, which became effective beginning in January 2015.

We cannot predict the impact, if any, that the NAIC Amendments, compliance with the ORSA Model Act or any other regulatory requirements may have on our business, financial condition or results of operations.
The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations.
Although we seek to mitigate our loss exposure through a variety of methods, the future is inherently unpredictable. It is difficult to predict the timing, frequency and severity of losses with statistical certainty. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
For instance, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond the underwriting intent or by increasing the size or number of claims.
In addition, we design our E&S lines’ policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until some time after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
The effect of emerging claim and coverage issues on our business is uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.
Three examples of unanticipated risks that affected the insurance industry are:
•
Asbestos liability applied to manufacturers of products and contractors who installed those products;

•
Apportionment of liability for settlement assigned to subcontractors who may have been involved in mundane tasks (such as installing sheetrock in a home); and

•
Court decisions, such as the 1995 Montrose decision in California, that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.

Our investment portfolio is subject to significant market and credit risks, which could result in an adverse impact on our financial condition or results of operations.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and periodically reviewed by our Investment

Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and equity prices. See “Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
The severe downturn in the public debt and equity markets beginning in 2008 resulted in significant realized and unrealized losses in our investment portfolio. In the event of another financial crisis, we could incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our financial condition, results of operations, debt and financial strength ratings, insurance subsidiaries’ capital liquidity and ability to access capital markets.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.
We hold investments in publicly-traded syndicated bank loans (19.4% of the carrying value of our invested assets as of December 31, 2014). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2014, the fair value of our investments in publicly traded syndicated bank loans was $231.3 million.
As of December 31, 2014, we held equity and debt investments of   $25.1 million and $17.2 million, respectively, in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an affiliate of one of our principal shareholders. We invested in the equity and debt of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $8.5 million at December 31, 2014. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through application of our investment policy, which establishes investment parameters that include (but are not limited to) maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within guidelines established by the NAIC, BMA and various state insurance departments, as applicable.

Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. We have experienced these types of fluctuations during our Company’s short history. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance and reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, general economic conditions and underwriting results of primary insurers. All of these factors fluctuate and may contribute to price declines generally in the insurance and reinsurance industry.
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, financial condition and results of operations.
We may become subject to additional government or market regulation which may have a material adverse impact on our business.
Market disruptions like those experienced during the credit-driven financial market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self-regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions, and the credit-driven equity market collapse may increase the likelihood that some increased regulation of the industry is mandated.
Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act also established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the FSOC designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Federal Insurance Office Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
The Bermuda insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has implemented and imposed additional requirements on the companies it regulates, as part of its efforts to achieve equivalence under Solvency II, the European Union regulatory regime that was enacted in November 2009 which imposes new solvency and governance requirements across all European Union Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, the Omnibus II directive has revised the date for transposition and implementation of Solvency II by the European Union Member States to January 2016. As a result of the delay in the implementation of Solvency II, it is unclear when the European Commission will make a final decision on whether or not it will recognize the solvency regime in Bermuda as equivalent to that proposed by Solvency II.
It is impossible to predict what, if any, changes in the regulations applicable to us, the markets in which we operate, trade and invest or the counterparties with which we do business may be instituted in the future. Any such regulation could have a material adverse impact on our business.
Our reinsurance business is subject to loss settlements made by ceding companies and fronting carriers, which could materially adversely affect our performance.
Where JRG Re enters into assumed reinsurance contracts with third parties, all loss settlements made by the ceding company will be unconditionally binding upon us, provided they are within the terms of the underlying policies and within the terms of the relevant contract. While we believe the ceding companies will settle such claims in good faith, we are bound to accept the claims settlements agreed to by the ceding companies. Under the underlying policies, each ceding company typically bears the burden of proving that a contractual exclusion applies to a loss, and there may be circumstances where the facts of a loss are insufficient to support the application of an exclusion. In such circumstances, we assume such losses under the reinsured policies, which could materially adversely affect our performance.
Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.
Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophic or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected renewal rates of our existing policies and contracts, adverse investment performance and the cost of reinsurance and retrocessional coverage.
In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible equity over the long term. In addition, our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds and ceding companies until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance and reinsurance risks that we underwrite and to reduce volatility in our results. In addition, JRG Re has managed its risk through retrocession arrangements with third-party reinsurers. A retrocession is a practice whereby a reinsurer cedes risk to one or more other reinsurers.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. As a result, our ability to manage volatility and avoid significant losses, expand into new markets or grow by offering insurance to new kinds of enterprises may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Business — Purchase of Reinsurance.”
We are subject to credit risk with regard to our reinsurance counterparties and insurance companies with whom we have a fronting arrangement.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2014, reinsurance recoverable on unpaid losses from our three largest reinsurers was $84.6 million in the aggregate and represented 66.5% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2014 was $6.9 million in the aggregate, or 61.1% of the total balance. At December 31, 2014, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of  “A-” or better or collateralized by the reinsurer, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and adversely affect our financial condition. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. See also “Business — Purchase of Reinsurance.”
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Business — Business Segments — Specialty Admitted Insurance Segment — Fronting Business.”
We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, or such agents may exceed their authority or commit fraud when binding policies on our behalf.
We, and our MGAs and other agents who have the ability to bind our policies, rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.
In addition, in the Specialty Admitted Insurance segment, MGAs and other agents have the authority to bind policies on our behalf. If any such agents exceed their authority or engage in fraudulent activities, our financial condition and results of operations could be adversely affected.
Our associates could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The associates who conduct our business, including executive officers and other members of management, underwriters, sales managers, investment professionals, product managers, sales agents, and other associates, as well as managing general agents, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks. Associates may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
We may require additional capital in the future, which may not be available or available only on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new and renewal business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite depends largely upon the expected quality of our claims paying process and our perceived financial strength as estimated by potential insureds, brokers, other intermediaries and independent rating agencies. To the extent that our existing capital is insufficient to fund our future operating requirements, cover claim losses, or satisfy ratings agencies in order to maintain a satisfactory rating, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:
•
fund liquidity needs caused by underwriting or investment losses;

•
replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•
satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•
meet rating agency or regulatory capital requirements; or

•
respond to competitive pressures.

Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and may cause the value of our shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, our business, financial condition and results of operations could be materially adversely affected.
We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors and computer or telecommunications systems malfunctions. Our businesses depend on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees. We could be materially adversely affected if one or more of our employees causes a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.
Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.
We rely on our multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ or reinsured’s confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsured’s or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive environment and we may not continue to be able to compete effectively against larger or more well-established business rivals.
We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See “Business — Competition.”
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:
•
An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•
Changing practices caused by the Internet may lead to greater competition in the insurance business. Among the possible changes are shifts in the way in which E&S insurance is purchased.

We currently depend largely on the wholesale distribution model for our Excess and Surplus Lines segment’s premiums. If the wholesale distribution model were to be significantly altered by changes in the way E&S risks were marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.
There is no assurance that we will be able to continue to compete successfully in the insurance or reinsurance markets. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we:
•
collect and properly analyze a substantial volume of data from our insureds;

•
develop, test and apply appropriate actuarial projections and rating formulas;

•
closely monitor and timely recognize changes in trends; and

•
project both frequency and severity of our insureds’ losses with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:
•
insufficient or unreliable data;

•
incorrect or incomplete analysis of available data;

•
uncertainties generally inherent in estimates and assumptions;

•
our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;

•
regulatory constraints on rate increases;

•
our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and

•
unanticipated court decisions, legislation or regulatory action.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected.

We may change our underwriting guidelines or our strategy without shareholder approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled “Business” or elsewhere in this Annual Report.
Litigation and legal proceedings against our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.
As an insurance and reinsurance holding company, our subsidiaries are named as defendants in various legal actions in the ordinary course of business. We believe that the outcome of presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.
Changes in accounting practices and future pronouncements may materially affect our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items.
In particular, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB” and together with the FASB, the “Boards”) continue to work jointly on an insurance contract project, although the Boards acknowledge that the resulting standards will not converge. The Boards both issued proposals during 2013 regarding accounting and reporting updates and guidance for insurance contracts which could result in a material change from the current insurance accounting models towards more fair value-based models. The FASB decided that the core accounting framework will remain essentially unchanged for property casualty insurers, although the required financial statements disclosures will be enhanced.
Additionally, the Boards continue to develop a comprehensive model for accounting and reporting of financial instruments, which may lead to further recognition of fair value changes through net income and changes in the way impairments are measured. Changes resulting from these two projects could have a significant impact on the earnings of insurance industry participants. There remains uncertainty with respect to the final outcome of these two projects.
Further, our U.S. insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations in the United States. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in their jurisdiction to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which may not be permitted by the insurance departments of the states of domicile of our U.S. insurance subsidiaries. We can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to our competitors will not have a negative impact on us.

Our ability to implement our business strategy could be delayed or adversely affected by Bermuda employment restrictions relating to the ability to obtain and retain work permits for key employees in Bermuda.
Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained or are not renewed for our principal employees, we would lose their services, which could materially affect our businesses.
If North Carolina, Ohio, or Virginia significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
Our insurance companies are subject to assessments in North Carolina (the domiciliary state for Stonewood Insurance), Ohio (the domiciliary state for James River Insurance, Falls Lake National and Falls Lake General) and Virginia (the domiciliary state for James River Casualty), for various purposes, including the provision of funds necessary to fund the operations of the various insurance departments and the state funds that pay covered claims under certain policies written by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the insurer’s state within a particular line of business. As our U.S.-based insurance subsidiaries grow, our share of any assessments may increase. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could result in higher than expected operating expenses and have an adverse effect on our financial condition or results of operations.
Our use of third-party claims administrators in certain lines of business may result in higher losses and loss adjustment expenses.
Historically, our Excess and Surplus Lines and Specialty Admitted Insurance segments handled all claims using employed staff. As we have entered new lines of business, we now use third-party claims administrators and contract employees to administer claims subject to the supervision of our employed staff. It is possible that these contract employees and third-party claims administrators may achieve less desirable results on claims than has historically been the case for our internal staff, which could result in significantly higher losses and loss adjustment expenses in those lines of business.
Risks Related to Taxation
The Company and JRG Re may be subject to U.S. federal income taxation.
The Company and JRG Re are each incorporated under the laws of Bermuda. We believe that our and JRG Re’s activities, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and will not cause them to be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the “Code”), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The U.S. Internal Revenue Service (the “IRS”) could successfully assert that we or JRG Re (or both) are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the United States and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S. federal income taxation. If we or JRG Re were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), we or JRG Re, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.

U.S. persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
If we are considered a passive foreign investment company as defined in Section 1297(a) of the Code (“PFIC”) for U.S. federal income tax purposes, a U.S. person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not and have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
U.S. persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares (“U.S. 10% shareholders”), may be subject to the controlled foreign corporation (the “CFC”) rules. Under these rules, if a foreign corporation is a CFC for an uninterrupted period of 30 days or more, each U.S. 10% shareholder must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares at any point during any year. While our Company and JRG Re are CFCs, we believe that the restrictions in our bye-laws placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as U.S. 10% shareholders of a CFC. Our existing shareholders who beneficially owned in excess of 10% of our common shares prior to and immediately following the IPO are not subject to this limitation. We cannot assure you, however, that these rules will not apply to you. If you are a U.S. person we strongly urge you to consult your own tax advisor concerning the CFC rules.
Related Person Insurance Income.   If  (a) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (b) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owns any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold has been met or will be met. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
Dispositions of Our Shares.   If a U.S. shareholder is treated as disposing of shares in a CFC of which it is a U.S. 10% shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which U.S. persons collectively own 25% or more of the voting power or value of the company’s share capital, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the U.S. shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect U.S. shareholder.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a U.S. 10% shareholder or we earn related person insurance income and we satisfy the RPII Test. We cannot assure you that U.S. persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our shares.
We may become subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act (“FATCA”) provisions.
The FATCA provisions of the Code generally impose a 30% withholding tax regime with respect to (1) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition (after December 31, 2016) of property that can produce U.S. source interest or dividends (“withholdable payments”) and (2) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules were phased in beginning June 30, 2014, with withholding on foreign passthru payments made by FFIs taking effect no earlier than 2017.
The Bermuda government has signed a “Model 2” intergovernmental agreement (“IGA”) with the United States to implement FATCA. If we or JRG Re (or both) is treated as an FFI for the purposes of FATCA, under IGA, we or JRG Re (or both) will be directed to ‘register’ with the IRS and enabled to comply with the requirements of FATCA, including due diligence, reporting and withholding. Among these requirements, we or JRG Re will be required to provide information regarding our or its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures. Assuming registration and compliance pursuant to IGA, an FFI would be treated as FATCA compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of an IGA generally is not subject to the regular FATCA reporting and withholding obligations discussed below.
Under the IGA between the United States and Bermuda, a foreign insurance company (or foreign holding company of an insurance company) that issues or is obligated to make payments with respect to a cash value or annuity contract is an FFI. Insurance companies, like ours, that issue only property casualty insurance contracts, or that only issue life insurance contracts lacking cash value (or that provide for limited cash value) generally would not be considered FFIs under the IGA. However, a holding company may be treated as an FFI if it is formed in connection with or availed of by a collective investment vehicle, mutual fund, exchange traded fund, hedge fund, venture capital fund, leveraged buyout fund or any similar investment vehicle established with an investment strategy of investing, reinvesting or trading in financial assets. Moreover, a company may be treated as an FFI if its gross income is primarily attributable to investing, reinvesting or trading in financial assets and the entity is managed by an FFI, or the entity functions or holds itself out as an investment vehicle established with an investment strategy of investing, reinvesting or trading in financial assets. There can be no certainty as to whether we or JRG Re will be treated as a FFI under FATCA.
Even if we and JRG Re are not treated as FFIs, then depending on whether our shares are treated as “regularly traded on one or more established securities markets” under the FATCA rules and whether the income and assets of JRG Re meet the requirements for the treatment of JRG Re as an “active NFFE” (non-financial foreign entity), withholdable payments paid to the us or JRG Re may be subject to a 30% withholding tax unless we and/or JRG Re provide information regarding its U.S. direct or indirect owners.
Potential additional application of the Federal Insurance Excise Tax.
The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (1) risks of a U.S. entity or individual located wholly or partly within the United States or (2) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (the “U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear, and the District Court for the District of Columbia recently held that the FET does not apply to retrocession contracts. We have not determined if the FET should be applicable with respect to risks ceded to us by, or by us to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premiums for all U.S. Situs Risks ceded to us by a non-U.S. insurance company, or by us to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premiums ceded to us with respect to such risks.
Change in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our shares to U.S. income taxation on our undistributed earnings.
The tax laws and interpretations thereof regarding whether a company is engaged in a U.S. trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
If reinsurance premiums paid by our U.S. subsidiaries to JRG Re or the interest rates and terms of loans made by our U.S. subsidiaries to us do not reflect arm’s-length terms, the IRS could seek to recharacterize the payments in a way that is unfavorable to us.
In light of the recent announcements by the U.S. Department of Treasury (the “Treasury Department”) with regard to “inversion” transactions, it is possible that as a Bermuda domiciled company owning U.S. subsidiaries, we may face greater scrutiny from U.S. tax authorities. Items identified by the Treasury Department and various commentators as areas of possible scrutiny by the Treasury Department or the IRS include the terms of intercompany reinsurance agreements and loans between U.S. subsidiaries and foreign parents. We have in place both intercompany loans from our U.S. subsidiaries to our parent company and intercompany reinsurance agreements. We believe the terms of these transactions are appropriate and reflect arms-length terms and are consistent with all applicable rules and regulations. It is possible, however, that the Treasury Department or the IRS may review our intercompany agreements and successfully assert, under Section 482 of the Code, that they are not on an arm-length basis and that as a result, we owe taxes on account of past or future periods.
You may be required to report foreign bank accounts and “Specified Foreign Financial Assets.”
U.S. persons holding our common shares should consider their possible obligation to file a FinCEN Form 114 Report of Foreign Bank and Financial Accounts with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to report annually certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or other reporting requirements that may apply with respect to their ownership of our common shares.
Reduced tax rates for qualified dividend income may not be available in the future.
We believe that the dividends paid on the common shares should qualify as “qualified dividend income” if, as is intended, the common shares are approved for a listing on a national securities exchange. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.

We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations and your investment.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. We cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.
Risks Related to Ownership of Our Common Shares
The price of our common shares may fluctuate significantly and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price for our shares could fluctuate significantly for various reasons, including, without limitation:
•
our operating and financial performance and prospects;

•
our quarterly or annual earnings or those of other companies in our industry;

•
exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;

•
our creditworthiness, financial condition, performance and prospects;

•
our dividend policy and whether dividends on our common shares have been, and are likely to be, declared and paid from time to time;

•
actual or anticipated growth rates relative to our competitors;

•
perceptions of the investment opportunity associated with our common shares relative to other investment alternatives;

•
speculation by the investment community regarding our business;

•
future announcements concerning our business or our competitors’ businesses;

•
the public’s reaction to our press releases, other public announcements and filings with the SEC;

•
market and industry perception of our success, or lack thereof, in pursuing our strategy;

•
strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•
catastrophes that are perceived by investors as affecting the insurance and reinsurance market in general;

•
changes in government regulation;

•
potential characterization of us as a PFIC;

•
general market, economic and political conditions;

•
changes in conditions or trends in our industry, geographies or customers;

•
changes in accounting standards, policies, guidance, interpretations or principles;

•
arrival and departure of key personnel;

•
the number of common shares that are publicly traded;

•
sales of shares by us, our directors, executive officers or principal shareholders; and

•
adverse resolution of litigation against us.

In addition, stock markets, including the NASDAQ Stock Market, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources.
As a result of the factors described above, shareholders may not be able to resell their shares at or above their purchase price or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.
If securities or industry analysts downgrade our common shares or publish misleading or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares is influenced in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price or trading volume to decline.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are an “emerging growth company” as that term is defined in the JOBS Act. In this Annual Report, we have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We do not know if some investors will find our common shares less attractive as a result of our taking advantage of certain of these exemptions. The result may be a less active trading market for our common shares and our share price may be more volatile.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of  (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO, or December 31, 2019, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.
As a public company with SEC reporting, regulatory and stock exchange listing requirements, we incur additional legal, accounting, compliance and other expenses. We are obligated to file with the SEC annual and quarterly information and other reports required by the Exchange Act, and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the NASDAQ Stock Market and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.
Sarbanes-Oxley and the Dodd-Frank Act, as well as new rules subsequently implemented by the SEC and the NASDAQ Stock Market, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards have increased our operating costs and divert management’s time and attention from revenue-generating activities.
These changes will also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may in the future hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:
•
prepare and file periodic reports and distribute other shareholder communications, in compliance with the federal securities laws and requirements of the NASDAQ Stock Market;

•
maintain comprehensive compliance, investor relations and internal audit functions; and

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

If we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not maintain the required controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Stock Market. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares to decline.
Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and share price.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of Sarbanes-Oxley, which will require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404B of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements, among other items.
During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common share listing on the NASDAQ Stock Market to be suspended or terminated, which could have a negative effect on the trading price of our shares.

Affiliates of D. E. Shaw & Co., L.P. own and have voting power over 49.2% of our common shares, which allows them to have significant influence over matters requiring shareholder approval, in addition to the require right to appoint up to two directors and the right to approve certain transactions.
D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw CH-SP Franklin (collectively, the “D. E. Shaw Affiliates”), affiliates of D. E. Shaw & Co., L.P., beneficially own approximately 49.2% of our outstanding common shares in the aggregate. The D. E. Shaw Affiliates have granted irrevocable voting proxies to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and a director to bring the D. E. Shaw Affiliates’ aggregate voting power over our outstanding common shares to 42% of our outstanding common shares. Based upon such ownership, the D. E. Shaw Affiliates have significant influence over all matters requiring shareholder approval, including the election of directors (subject to a prohibition on the D. E. Shaw Affiliates right to vote in the election of at least half of our directors as long as they collectively beneficially own more than 20% of the outstanding common shares, determination of significant corporate actions, amendments to our organizational documents, and the approval of any business transaction, such as a merger or other sale of us or our assets, in a manner that could conflict with the interests of other shareholders. In addition, D. E. Shaw & Co., L.P. acts as an investment advisor to the D. E. Shaw Affiliates and may earn investment and management fees from the investment of the D. E. Shaw Affiliates in the Company which may influence their decision with respect to any proposed change of control of the Company. The D. E. Shaw Affiliates may also delay or prevent a change of control, even if such a change of control would benefit our other shareholders.
Additionally, our bye-laws provide that for so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least (1) 25% of the outstanding common shares, the D. E. Shaw Affiliates have the right to designate two directors to the board of directors and (2) 10% (but less than 25%) of the outstanding common shares, the D. E. Shaw Affiliates have the right to designate one director to the board of directors. Our board consists of eight directors or such number in excess thereof as our board of directors may determine with the consent of at least one of the directors designated by the D.E. Shaw Affiliates (for so long as the D.E. Shaw Affiliates collectively beneficially own more than 20% of the outstanding common shares). Also, until December 17, 2017, as long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 20% of the outstanding common shares and subject to certain limited exceptions, the consent or affirmative vote of a director designated by the D. E. Shaw Affiliates is required for us to take certain actions, including selling the Company or all or substantially all its assets and removing or appointing our chairman of the board, chief executive officer, chief operating officer and chief financial officer. Accordingly, the D. E. Shaw Affiliates have substantial influence over us.
Further, Bryan Martin and David Zwillinger, members of our board of directors, are affiliates of the D. E. Shaw Affiliates. As directed, Messrs. Martin and Zwillinger will continue to have significant influence over our management, business plans and policies. The significant concentration of share ownership of our common shares and affiliation of two of our directors with the D. E. Shaw Affiliates, collectively, our largest shareholder, and the other rights that the D. E. Shaw Affiliates maintain may adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.
Our restated bye-laws permit D. E. Shaw & Co., L.P. and its affiliates (including the D. E. Shaw Affiliates) and non-employee members of our board of directors to compete with us, which may result in conflicts of interest.
Our bye-laws provide that no shareholder, or any of its affiliates or members of our board of directors (other than those who are our officers, managers or employees), has any duty to (1) communicate or present to the Company any investment or business opportunity or prospective transaction or arrangement in which the Company may have any interest or expectancy or (2) refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. D. E. Shaw & Co., L.P. and its affiliates (including the D. E. Shaw Affiliates) are in the business of making investments in companies and our bye-laws will not restrict them from acquiring and holding interests in businesses that compete directly or indirectly with us. For example, certain affiliates of D. E. Shaw & Co., L.P. are currently engaged in the reinsurance business. D. E. Shaw & Co., L.P., its affiliates and non-employee directors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if we are not able to pursue attractive corporate opportunities because they are allocated by one or more of the D. E. Shaw Affiliates to themselves or their other affiliates instead of being presented to us.
We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries.
We are a holding company that has no substantial operations of our own and, accordingly, we rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses and any dividends that we may pay to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of its applicable domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of James River Insurance’s earned surplus. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Business — Regulation  — U.S. Insurance Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to us are subject to a 30% withholding tax in the United States.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of  $66.0 million as of December 31, 2014. See “Business — Regulation — Bermuda Insurance Regulation — Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (1) requirements under the Companies Act, 1981 of Bermuda (the “Companies Act”), (2) minimum solvency margin, (3) enhanced capital requirement or (4) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Business — Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions, may prevent us from paying our expenses or paying dividends to our shareholders.

We cannot assure you that we will declare or pay dividends on our common shares in the future.
We have declared a dividend of  $0.16 per share, payable on March 31, 2015. Any determination to declare or pay future dividends to our shareholders will be at the discretion of our board of directors and will depend on a variety of factors, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See “Item 5. Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Dividends.”
Future sales or the possibility of future sales of a substantial amount of our common shares by our existing shareholders may depress the price of such shares.
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of March 2, 2015, we had 28,540,350 outstanding common shares. We, our executive officers and directors immediately prior to the completion of the IPO in December 2014 agreed to a “lock-up,” meaning that, subject to certain exceptions, neither we nor they will sell any shares without the prior consent of Keefe, Bruyette & Woods, Inc., UBS Securities LLC and FBR Capital Markets & Co. until June 9, 2015. On and after the expiration of the lockup agreements on June 9, 2015, approximately 17.1 million additional common shares will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Such number does not give effect to options to purchase common shares that may be exercised after that date. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market following the expiration of the lock-up period. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. In addition, holders of approximately 16.8 million shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future, although we will be restricted from filing such registration statements during the lock-up period. Once we register the shares for the holders of registration rights, they can be freely sold in the public market upon issuance.
If such sales reduce the market price of our common shares, our ability to raise additional capital in the equity markets may be adversely affected, and it may be difficult for you to sell your shares at a time and price that you deem appropriate.
Our bye-laws and provisions of Bermuda law may impede or discourage a change of control transaction, which could deprive our investors of the opportunity to receive a premium for their shares.
Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent “change of control” transactions or changes in our board of directors and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:
•
the total voting power of any U.S. person owning more than 9.5% of our common shares will be reduced to 9.5% of the total voting power of our common shares, excluding the D. E. Shaw Affiliates, The Goldman Sachs Group, Inc. and its affiliated shareholders (collectively, “Goldman Sach”);

•
our board of directors has the authority to issue preferred shares without shareholder approval, which could be used to dilute the ownership of a potential hostile acquiror;

•
our shareholders may only remove directors for cause and so long as the D. E. Shaw Affiliates have the right to designate directors, the directors designated by the D. E. Shaw Affiliates may only be replaced by the D. E. Shaw Affiliates;

•
there are advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings;

•
until the third anniversary of the completion of the IPO (December 17, 2017), and so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 20% of the outstanding common shares, the sale of the Company (subject to certain limited exceptions) will require the consent of a director designated by the D. E. Shaw Affiliates; and

•
under Bermuda law, for so long as JRG Re is registered under the Insurance Act, the BMA may object to a person holding more than 10% of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder (See “— There are regulatory limitations on the ownership and transfer of our common shares.”).

The foregoing factors, as well as the significant share ownership by principal shareholders could impede a merger, takeover or other business combination, which could reduce the market value of our shares.
We may repurchase your common shares without your consent.
Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder, other than The D.E. Shaw Affiliates and Goldman Sachs, to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our board of directors reasonably determines, in good faith, that failure to exercise our option would result in such adverse consequences or treatment.
Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our shares.
We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our common shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, holders of our common shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

There are regulatory limitations on the ownership and transfer of our common shares.
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has, pursuant to its statement of June 1, 2005 (the “Public Notice”), given its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of Equity Securities (as such term is defined in the Public Notice) of Bermuda companies to and among persons who are non-residents of Bermuda for exchange control purposes as long as Equity Securities of such company are listed on an appointed stock exchange, which includes the NASDAQ Stock Market. This general permission will apply to our common shares, but would cease to apply if we were to cease to be listed on the NASDAQ Stock Market.
In connection with the IPO, we received consent from the BMA to issue, and transfer freely any of our shares, options, warrants, depository receipts, rights loan notes, debt instruments or other securities to and among persons who are either residents or non-residents of Bermuda for exchange control purposes.
The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date such person has knowledge of having such a holding, whichever is later. This requirement will apply to us as long as our shares are listed on the NASDAQ Stock Market or another stock exchange recognized by the BMA. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
JRG Re is also required to notify the BMA in writing in the event any person has become or has ceased to be a controller or an officer of it (an officer includes a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters).
Except in connection with the settlement of trades or transactions entered into through the facilities of the NASDAQ Stock Market, our board of directors may generally require any shareholder or any person proposing to acquire our shares to provide the information required under our bye-laws. If any such shareholder or proposed acquiror does not provide such information, or if our board of directors has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, our board of directors may decline to register any transfer or to effect any issuance or purchase of shares to which such request is related.
In addition, the insurance holding company laws and regulations of the states in which our insurance companies are domiciled generally require that, before a person can acquire direct or indirect control, and in some cases prior to divesting its control, of an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the Company’s common shares.
Item 1B.
UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.
PROPERTIES

We lease office space in Bermuda, where our principal executive office is located and our casualty reinsurance segment is based. We also lease offices in (1) Raleigh, North Carolina, where our U.S. holding company, James River Group is based, and we conduct business in our Specialty Admitted Insurance segment and (2) Richmond, Virginia, Scottsdale, Arizona and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
Item 3.
LEGAL PROCEEDINGS

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 4.
MINE SAFETY DISCLOSURE

Not applicable.

PART II
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of March 2, 2015, there were approximately 15 holders of record of our common shares. This shareholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the indicated period:
Fiscal Year 2014	HIGH	LOW
Fourth Quarter (beginning December 12, 2014)	$23.38	$20.46
Dividends
In August 2014, we declared a dividend payable to our shareholders of record as of June 30, 2014, in the amount of   $2.45 per share. In the first quarter of 2015, we declared a dividend in the amount of  $0.16 per share, which is payable on March 31, 2015 to shareholders of record as of the close of business on March 16, 2015.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Additionally, dividends from our U.S. subsidiaries to the Bermuda holding company are subject to a 30% withholding tax by the IRS. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Risk Factors — Risks Related to our Business and Industry — We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries.”
The declaration, payment and amount of future dividends is subject to the discretion of our board of directors. Our board of directors will give consideration to various risks and uncertainties, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K when determining whether to declare and pay dividends, as well as the amount thereof. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant.

Item 6.
SELECTED FINANCIAL DATA

The following tables present selected historical financial information of James River Group Holdings, Ltd. derived from our consolidated balance sheets as of December 31, 2014, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the four years in the period ended December 31, 2014, which have been audited by Ernst & Young LLP, and our unaudited condensed consolidated balance sheet as of December 31, 2011. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements presented in the tables below reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our consolidated financial position and results of operations as of the dates and for the periods indicated.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Year Ended December 31,
	2014	2013	2012	2011
	($ in thousands, except for per share data)
Operating Results:
Gross written premiums(1)	$518,767	$368,518	$491,931	$490,821
Ceded written premiums(2)	(68,684)	(43,352)	(139,622)	(57,752)
Net written premiums	$450,083	$325,166	$352,309	$433,069
Net earned premiums	$396,212	$328,078	$364,568	$337,105
Net investment income	43,005	45,373	44,297	48,367
Net realized investment (losses) gains	(1,336)	12,619	8,915	20,899
Other income	1,122	222	130	226
Total revenues	439,003	386,292	417,910	406,597
Losses and loss adjustment expenses	237,368	184,486	264,496	233,479
Other operating expenses	133,055	114,804	126,884	115,378
Other expenses	16,012	677	3,350	592
Interest expense	6,347	6,777	8,266	8,132
Amortization of intangible assets	597	2,470	2,848	2,848
Impairment of intangible assets	—	—	4,299	—
Total expenses	393,379	309,214	410,143	360,429
Income before income tax expense	45,624	77,078	7,767	46,168
Income tax expense (benefit)	939	9,741	(897)	7,695
Net income(3)	$44,685	$67,337	$8,664	$38,473
Net operating income(4)	$58,424	$58,918	$7,935	$22,352
Earnings per Share:
Basic	$1.57	$2.21	$0.24	$1.08
Diluted	$1.55	$2.21	$0.24	$1.06
Weighted-average shares outstanding – diluted	28,810,301	30,500,800	35,733,350	35,718,000

	At or for the Year Ended December 31,
	2014	2013	2012	2011
	($ in thousands, except for ratios)
Balance Sheet Data:
Cash and invested assets	$1,310,628	$1,217,078	$1,235,537	$1,162,966
Reinsurance recoverables	128,979	120,477	176,863	91,073
Goodwill and intangible assets	221,956	222,553	225,023	233,827
Total assets	1,959,292	1,806,793	2,025,381	1,752,605
Reserve for losses and loss adjustment expenses	716,296	646,452	709,721	565,955
Unearned premiums	277,579	218,532	239,055	223,613
Senior debt	88,300	58,000	35,000	35,000
Junior subordinated debt	104,055	104,055	104,055	104,055
Total liabilities	1,271,371	1,105,303	1,241,341	990,230
Total shareholders’ equity	687,921	701,490	784,040	762,375
GAAP Underwriting Ratios:
Loss ratio(5)	59.9%	56.2%	72.6%	69.3%
Expense ratio(6)	33.6%	35.0%	34.8%	34.2%
Combined ratio(7)	93.5%	91.2%	107.4%	103.5%
Other Data:
Tangible equity(8)	$465,965	$478,937	$559,017	$528,548
Tangible equity per common share outstanding	$16.33	$16.78	$15.52	$14.80
Debt to total capitalization ratio(9)	21.9%	18.8%	15.1%	15.4%
Regulatory capital and surplus(10)	$593,580	$580,267	$596,272	$587,518
Net written premiums to surplus ratio(11)	0.8	0.6	0.6	0.7

(1)
The amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(2)
The amount of written premiums ceded to (reinsured by) other insurers.

(3)
Net income represents income from continuing operations for all periods presented.

(4)
Net operating income is a non-GAAP measure. We define net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, costs associated with our initial public offering, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt and interest expense on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Measures” for a reconciliation of net operating income to net income in accordance with GAAP.

(5)
The loss ratio is the ratio, expressed as a percentage, of losses and loss adjustment expenses to net earned premiums, net of the effects of reinsurance.

(6)
The expense ratio is the ratio, expressed as a percentage, of other operating expenses to net earned premiums.

(7)
The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

(8)
Tangible equity is shareholders’ equity less goodwill and intangible assets.

(9)
The ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and shareholders’ equity.

(10)
For our U.S. insurance subsidiaries, the excess of assets over liabilities as determined in accordance with statutory accounting principles as determined by the NAIC. For our Bermuda reinsurer, shareholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”).

(11)
We believe this measure is useful in evaluating our insurance subsidiaries’ operating leverage. It may not be comparable to the definition of net written premiums to surplus ratio for other companies.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-falooking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated financial statements and related notes included elsewhere in this 10-K.
Overview
James River Group Holdings, Ltd. is a Bermuda-based insurance holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting volatility. We seek to do this by earning profits from insurance underwriting while opportunistically investing our capital to grow tangible equity for our shareholders.
For the year ended December 31, 2014, 71% of our group-wide gross written premiums originated from the U.S. E&S lines market. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2014, we derived 98% of our group-wide gross written premiums were from casualty insurance and reinsurance. We focus on specialty markets in which our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet by maintaining appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the filing process. In 2014, the average account in this segment generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 48.7% of our gross written premiums for the year ended December 31, 2014.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment has admitted licenses in 47 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, going forward, we anticipate growing our fronting business and our other commercial lines through our program business. We believe we can earn substantial fees in our program and fronting business by writing policies and then transferring all or a substantial portion of the underwriting risk position to other capital providers that pay us a fee for “fronting” or ceding the business to them. The Specialty Admitted Insurance segment distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 11.5% of our gross written premiums for the year ended December 31, 2014.
The Casualty Reinsurance segment consists of JRG Re, our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results presented herein include only the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments, respectively. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively provides us with additional premiums should the business incur higher than expected losses. We believe these structures allow us to participate in the risk side-by-side with the ceding company and best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 81% of the gross premiums written by our Casualty Reinsurance segment during 2014. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re in 2014 were ceded from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 39.8% of our gross written premiums for the year ended December 31, 2014.
We have direct intercompany reinsurance agreements under which we cede 70% of the pooled net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. Notwithstanding the intercompany agreement, we exclude the effects of this agreement for the presentation of the Excess and Surplus Lines and Specialty Admitted Insurance reporting segments included herein. At December 31, 2014, approximately 64% of our cash and invested assets were held by JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent), with a “positive outlook.” This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.
Critical Accounting Policies and Estimates
We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and which require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see the Notes to Consolidated Financial Statements included in this Form 10-K.
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analyses. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business we write and the limited operating experience of the Casualty Reinsurance segment and of the program and fronting business in the Specialty Admitted Insurance segment. In applying this judgement, we generally establish reserves that are above our actuaries’ estimate. As such, we seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
Our Excess and Surplus Lines and Specialty Admitted Insurance segments generally are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including administrative costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.
Our Casualty Reinsurance segment generally establishes case reserves based on reports received from ceding companies or their brokers. For excess of loss contracts, we are typically notified of insurance losses on specific contracts, and we record case reserves based on the estimated ultimate losses on each claim. For proportional contracts, we typically receive aggregated claims information and record case reserves based on that information.
We also use statistical analyses to estimate the cost of losses and loss adjustment expenses that have been incurred but not reported to us (“IBNR”). Those estimates are based on our historical information, industry information and estimates of future trends that may affect the frequency of claims and changes in the average cost of claims (severity) that may arise in the future.
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2014 was $716.3 million. Of this amount, 71.5% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Gross Reserves at December 31, 2014
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$78,966	$353,260	$432,226	81.7%
Specialty Admitted Insurance	25,791	28,753	54,544	52.7%
Casualty Reinsurance	99,692	129,834	229,526	56.6%
Total	$204,449	$511,847	$716,296	71.5%

The Company’s net reserve for losses and loss adjustment expenses at December 31, 2014 was $589.0 million. Of this amount, 70.3% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Net Reserves at December 31, 2014
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$70,499	$269,119	$339,618	79.2%
Specialty Admitted Insurance	22,159	22,529	44,688	50.4%
Casualty Reinsurance	82,118	122,618	204,736	59.9%
Total	$174,776	$414,266	$589,042	70.3%

Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three operating segments assist in the evaluations of their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write and the limited operating experience of the Casualty Reinsurance segment and the program and fronting business in the Specialty Admitted Insurance segment.

The process of estimating the reserve for losses and loss adjustment expenses requires a high degree of judgment and is subject to a number of variables. In establishing the quarterly actuarial recommendation for the reserve for losses and loss adjustment expenses, our actuaries estimate an initial expected ultimate loss ratio for each of our product lines by accident year (or for our Casualty Reinsurance segment, on a contract by contract basis). Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by our actuaries in estimating the initial expected loss ratios. Our actuaries generally utilize five actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These five methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The five actuarial methods that we use in our reserve estimation process are:
Expected Loss Method
The Expected Loss Method multiplies earned premiums by an initial expected loss ratio.
Incurred Loss Development Method
The Incurred Loss Development method uses historical loss reporting patterns to estimate future loss reporting patterns. In this method, our actuaries apply historical loss reporting patterns to develop incurred loss development factors that are applied to current reported losses to calculate expected ultimate losses.
Paid Loss Development Method
The Paid Loss Development method is similar to the incurred loss development method, but it uses historical loss payment patterns to estimate future loss payment patterns. In this method, our actuaries apply historical loss payment patterns to develop paid loss development factors that are applied to current paid losses to calculate expected ultimate losses.
Bornhuetter-Ferguson Incurred Loss Development Method
The Bornhuetter-Ferguson Incurred Loss Development method divides the projection of ultimate losses into the portion that has already been reported and the portion that has yet to be reported. The portion that has yet to be reported is estimated as the product of premiums earned for the accident year, the initial expected ultimate loss ratio and an estimate of the percentage of ultimate losses that are unreported at the valuation date.
Bornhuetter-Ferguson Paid Loss Development Method
The Bornhuetter-Ferguson Paid Loss Development method is similar to the Bornhuetter-Ferguson Incurred Loss Development Method, except this method divides the projection of ultimate losses into the portion that has already been paid and the portion that has yet to be paid. The portion that has yet to be paid is estimated as the product of premiums earned for the accident year, the initial expected ultimate loss ratio and an estimate of the percentage of ultimate losses that are unpaid at the valuation date.
Different reserving methods are appropriate in different situations, and our actuaries use their judgment and experience to determine the weighting of the methods detailed above to use for each accident year and each line of business and, for each contract in the Casualty Reinsurance segment. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, we rely heavily on the Expected Loss Method in estimating reserves for the current accident year. We generally set our initial expected loss ratio for the current accident year consistent with our pricing assumptions. Since our pricing assumptions are actuarially driven, and we expect to make an acceptable return on the new business that we write, we believe that this is a reasonable and appropriate reserving assumption for the current accident year. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for our oldest accident years, so more weight is given to the Incurred

Loss Development Method and the Paid Loss Development Method than the Expected Loss Method. The Bornhuetter-Ferguson Incurred Loss Development and Paid Loss Development Methods blend features of the Expected Loss Method and the Incurred and Paid Loss Development Methods. The Bornhuetter-Ferguson Methods are typically used for the more recent prior accident years.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, the actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines and Specialty Admitted Insurance segments, the actuary performs a study on each of these parameters annually in the third quarter and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the parameter review actuarial recommendations, and these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis with the goal of keeping the initial expected loss ratios and the incurred and paid loss development factors as constant as possible until sufficient evidence presents itself to support adjustments. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
We engage an independent internationally recognized actuarial consulting firm to review our reserves for losses and loss adjustment expenses twice each year, once prior to closing the third quarter and once for the closing of the fourth quarter. The independent actuarial consulting firm prepares its own estimate of our reserve for loss and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to gain additional comfort on the adequacy of those reserves.
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2014. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.
Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$476,197	$558,054	$589,042	$639,910
Changes in reserves	(112,845)	(30,988)	—	50,868
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $50.9 million, reduce net income by $48.7 million, reduce shareholders’ equity by $48.7 million and reduce tangible equity by $48.7 million, in each case at or for the period ended December 31, 2014.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $112.8 million, increase net income by $104.2 million, increase shareholders’ equity by $104.2 million, and increase tangible equity by $104.2 million, in each case at or for the year ended December 31, 2014. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee typically selects an amount above the actuarial recommendation due to the inherent variation associated with our reserve estimates and the likelihood that there are unforeseen or under-valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus

Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and plaintiff’s attorneys frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses is illustrated by the fact that at December 31, 2014, 79.2% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
Our reserves are driven by a number of important assumptions, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates also assume that we will not experience significant losses from mass torts and that we will not incur losses from future mass torts not known to us today. While it is not possible to predict the impact of changes in the litigation environment, if new mass torts or expanded legal theories of liability emerge, our cost of claims may differ substantially from our reserves. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.
Historically, our reserve selections for the Excess and Surplus Lines segment gave more weight to industry indications due to our limited operating history. When we reviewed the Excess and Surplus Lines segment’s reserve parameters in 2013 and 2014, we had ten years of accumulated historical data of the Company to analyze, and we felt that we had enough Company history to give more weight to our own experience. Our initial expected loss ratios and our paid loss development factors and incurred loss development factors were adjusted to more closely resemble our own internal indications. Method weights were also changed as management, in consultation with our actuaries, deemed appropriate. These changes had the cumulative effect of reducing our then best estimate for the reserve for losses and loss adjustment expenses.
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2014 would equate to a $20.7 million change in the reserve for losses and loss adjustment expenses at such date, a $15.6 million change in net income, a 2.3% change in shareholders’ equity and a 3.4% change in tangible equity, in each case at or for the year ended December 31, 2014.
Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our consolidated financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations.
A $27.4 million redundancy developed in 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable reserve development included $27.3 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $7.9 million of favorable development from the 2011 accident year, $5.0 million of favorable development from the 2009 accident year, and $4.2 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies at December 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our maturing casualty business continued to be below our initial expected ultimate loss ratios driven by favorable 2014 calendar year emergence (33.1% calendar year loss ratio compared to our expected calendar year loss ratio of 42.4%). Favorable reserve development in the Specialty Admitted Insurance segment was $5.9 million, and primarily came from accident years 2007 through 2012, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $5.7 million of adverse development occurred in the Casualty Reinsurance segment, with the majority of this adverse development coming from one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2014 than expected.
A $37.5 million net redundancy developed during the year ended December 31, 2013 on the reserve for losses and loss adjustment expenses held at December 31, 2012. This favorable reserve development included $40.7 million of favorable development in the Excess and Surplus Lines segment, including $11.7 million of favorable development on casualty lines from the 2009 accident year, $7.5 million of favorable development from the 2007 accident year and $5.7 million of favorable development from the 2008 accident year. This favorable development occurred because our actuarial studies at December 31, 2013 for the Excess and Surplus Lines segment indicated that our loss experience on our maturing casualty business continued to be below our initial expected ultimate loss ratios. The $40.7 million of favorable reserve development for the Excess and Surplus Lines segment was driven by favorable 2013 calendar year emergence (42.0% calendar year loss ratio compared to our expected calendar year loss ratio of 50.0%), significant favorable indications within the 2009 accident year (which had $11.8 million of favorable net reserve development in 2012), and the impact of adjustments to our actuarial assumptions that gave more weight to our own patterns and experience. In addition, we saw a significant reduction in defense and cost containment costs per closed claim in 2013, as a result of a concerted effort by our claims staff to manage costs and consolidate service providers. Favorable reserve development on direct business written in the Specialty Admitted Insurance segment was $1.4 million, including favorable development of  $1.3 million from the 2012 accident year. The reserve strengthening in the Specialty Admitted Insurance segment at December 31, 2012 was in recognition of inadequate premium rate levels in 2012, 2011, and 2010 which ultimately proved to be redundant in 2013. In addition, $4.7 million of adverse development occurred in the Casualty Reinsurance segment, with $1.0 million of adverse development on assumed crop business from the 2012 and 2011 accident years and $3.7 million of adverse development on other assumed business, primarily from the 2011 accident year. Of the $3.7 million of adverse development on non-crop-related assumed business, $3.5 million related to the 2011 and 2012 contracts with one cedent.
Net adverse development of  $1.4 million occurred during the year ended December 31, 2012 on the reserve for losses and loss adjustment expenses held at December 31, 2011. This development included $20.1 million of favorable development in the Excess and Surplus Lines segment, including $7.7 million of favorable development on casualty lines from the 2009 accident year, $4.0 million of favorable development from the 2008 accident year and $3.8 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies for the Excess and Surplus Lines segment at December 31, 2012 indicated that our loss experience on our maturing casualty business continued to be below our initial expected ultimate loss ratios, driven by favorable 2012 calendar year emergence (38.0% calendar year loss ratio compared to our expected calendar year loss ratio of 55.0%). Adverse reserve development on direct business written in the Specialty Admitted Insurance segment was $4.9 million, including adverse development of  $3.6 million from the 2011 accident year and $1.7 million for the 2010 accident year. The adverse development in the Specialty Admitted Insurance segment reflected both the recognition of our inadequate premium rate levels in this segment in 2011 (and to a lesser extent in 2010) and continued high frequency and severity of losses in this segment. Adverse development of   $16.6 million occurred in the Casualty Reinsurance segment, including $9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year. Adverse development on other assumed business of  $7.6 million including adverse development of  $8.9 million was recognized on the 2009 and 2010 contracts with one cedent covering workers’ compensation business. This contract was not renewed in 2011.

Investment Valuation and Impairment
We carry fixed maturity and equity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Fixed maturity securities purchased for short-term resale are classified as “trading” and are carried at fair value with unrealized gains and losses included in earnings as a component of investment income. We do not have any securities classified as “held-to-maturity.”
We evaluate our available-for-sale investments regularly to determine whether there have been declines in value that are other-than-temporary. Our outside investment managers assist us in this evaluation. When we determine that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss.
We consider a number of factors in assessing whether an impairment is other-than-temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available-for-sale fixed maturity securities in an unrealized loss position, and if it is “more likely than not” that we will be required to sell these securities before a recovery in fair value to their amortized cost or cost basis. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value. As a starting point for our evaluation, we compare the fair value of each available-for-sale security to its amortized cost or cost to identify any securities with a fair value less than cost or amortized cost. At December 31, 2014, the Company holds two municipal bonds issued by the Commonwealth of Puerto Rico. These bonds are backed by future sales tax revenues in Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on the bonds. We concluded that the bonds, which have been downgraded to below investment grade, were other-than-temporarily impaired, and we recognized impairment losses of  $1.4 million on these bonds for the year ended December 31, 2014. We concluded that none of the other fixed maturity securities in an unrealized loss position at December 31, 2014 had experienced an other-than-temporary impairment. At December 31, 2013, all but two of our fixed maturity securities (with an aggregate unpaid principal balance of   $4.5 million) had a fair value greater than 81.0% of their cost or amortized cost. We concluded that these two fixed maturity securities were not other-than-temporarily impaired at December 31, 2013 based in part on the fact that they had never missed a scheduled principal or interest payment, and that they were rated investment grade by a nationally recognized statistical rating organization. At December 31, 2012, each of our fixed maturity securities had a fair value greater than 89.0% of its cost or amortized cost. We did not recognize any impairment losses on fixed maturity securities in 2013 or 2012.
We concluded that none of the equity securities in our portfolio at December 31, 2014 or December 31, 2012 had experienced an other-than-temporary impairment. We recognized an impairment loss of  $804,000 for the year ended December 31, 2013 on an equity security in our portfolio, as we had the intent to sell this security at December 31, 2013 and it was in an $804,000 unrealized loss position on that date.
Bank loan participations are managed by a specialized outside investment manager and are generally stated at their outstanding unpaid principal balances net of unamortized premiums or discounts and net of any allowance for credit losses.
We maintain the allowance for credit losses at a level we believe is adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance is based on consultations and the advice of our specialized investment manager, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, current economic conditions and other relevant factors. When an observable market price for the loan is available, the Company has recorded an allowance equal to the difference between the fair value and the amortized cost of bank loans that it has determined to be impaired as a practical expedient for an estimate of probable future cash flows to be collected on those bank loans. If an observable market price for the loan is not available, the Company records an allowance equal to the difference between the present value of expected future cash flows discounted at the loan’s effective interest rate and the amortized cost of the loan. As a starting point for our evaluation, we compare the carrying value of each loan to its fair value to identify any loans that had a fair value less than its carrying value. We determined that a credit allowance was needed at December 31, 2014 on two loans issued by companies that produce and supply power to Puerto Rico and for one loan at December 31, 2013, and accordingly, we established credit allowances of $752,000 and $242,000 at December 31, 2014 and 2013, respectively.
Fair values are measured in accordance with ASC 820, Fair Value Measurements. The guidance establishes a framework for measuring fair value and a three-level hierarchy based upon the quality of inputs used to measure fair value. The three levels of the fair value hierarchy are: (1) Level 1: quoted price (unadjusted) in active markets for identical assets, (2) Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument and (3) Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
The fair values of fixed maturity securities and equity securities have been determined using fair value prices provided by our investment manager, who utilizes internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques.
The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
In the determination of the fair value for bank loan participations and certain high yield bonds, the Company’s investment manager endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the investment manager determines that only one external pricing source is appropriate or if only one external price is available, the investment is generally recorded based on such price.
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2014, there were bank loan participations with an unpaid principal balance of  $14.1 million and a carrying value of  $12.7 million for which external sources were unavailable to determine fair value. At December 31, 2013, there were bank loan participations with an unpaid principal balance of  $18.2 million and a carrying value of  $17.2 million for which external sources were unavailable to determine fair value.
We review fair value prices provided by our outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by our investment custodian. We also review and monitor changes in unrealized gains and losses. We obtain an understanding of the methods, models and inputs used by our investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. Our control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.
Goodwill and Intangible Assets
At December 31, 2014, we have $181.8 million of goodwill and $40.1 million of net intangible assets on our consolidated balance sheet, primarily resulting from the acquisition of James River Group in December 2007 (the “Acquisition”).
The goodwill reported on the December 31, 2014 balance sheet is an asset of the Excess and Surplus Lines segment only. Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of the Company’s reporting units, including goodwill, may exceed their fair values. The Company first assesses qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. Only if management determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors would it be required to perform the quantitative goodwill impairment test. If management concludes that quantitative goodwill impairment testing is required, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions about the future levels of income as well as business trends, prospects, market and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to earnings. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s annual testing performed in the fourth quarters of 2014, 2013 and 2012 indicated that no impairment of goodwill had occurred.
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Intangible assets with indefinite useful lives are reviewed for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If the carrying value exceeds the fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings. During the fourth quarters of 2014, 2013 and 2012, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. There were no impairments recognized in 2014 or 2013. The results of the 2012 analysis indicated that impairments of trademarks for the Specialty Admitted Insurance segment occurred as a result of recognition of lower projected gross written premiums for this reporting unit, and accordingly, the Company recognized impairment losses of $300,000 as of December 31, 2012 based on a fair value determined using the relief from royalty method. The relief from royalty method requires a number of assumptions including the projected gross written premium base against which the royalty savings rate is applied, the size of the royalty rate to be applied, the discount rate and the terminal value (if any) of the trademarks at the end of the projection period.
Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years include relationships with customers and brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company evaluates intangible assets with definite lives for impairment when impairment indicators are noted that indicate that the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were reviewed for impairment during the fourth quarters of 2014, 2013 and 2012. There were no impairments recognized in 2014 or 2013. The results of the analysis for 2012 indicated that there were impairments for the Specialty Admitted Insurance segment as a result of recognition of lower projections of operating income, the segment’s lack of profitability during 2012 and 2011, and a lower agency retention rate. Accordingly, the Company recognized impairment losses of  $3.8 million and $169,000, respectively, on the intangible assets for customer and broker relationships for the year ended December 31, 2012 for this segment.
Assumed Reinsurance Premiums
Assumed reinsurance written premiums include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums when reports have not been received. Premiums on the Company’s excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the deposit premium, as defined in the contract, is generally recorded as an estimate of premiums written at the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to begin and are based on information provided by the brokers and the ceding companies.
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2014, 2013 and 2012, these adjustments were immaterial.
Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premiums are earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period in proportion to the level of underlying exposure.
Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under the contracts.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes our results for the years ended December 31, 2014 and 2013:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$518,767	$368,518	40.8%
Net retention(1)	86.8%	88.2%	—
Net written premiums	$450,083	$325,166	38.4%
Net earned premiums	$396,212	$328,078	20.8%
Losses and loss adjustment expenses	(237,368)	(184,486)	28.7%
Other operating expenses	(133,055)	(114,804)	15.9%
Underwriting profit(2)	25,789	28,788	(10.4)%
Net investment income	43,005	45,373	(5.2)%
Net realized investment (losses) gains	(1,336)	12,619	—
Other income	1,122	222	405.4%
Other expenses	(16,012)	(677)	—
Interest expense	(6,347)	(6,777)	(6.3)%
Amortization of intangible assets	(597)	(2,470)	(75.8)%
Income before taxes	45,624	77,078	(40.8)%
Income tax expense	(939)	(9,741)	(90.4)%
Net income	$44,685	$67,337	(33.6)%
Net operating income	$58,424	$58,918	(0.8)%
Ratios:
Loss ratio	59.9%	56.2%	—
Expense ratio	33.6%	35.0%	—
Combined ratio	93.5%	91.2%	—

(1)
Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)
See “— Reconciliation of Non-GAAP Measures” for further detail.

We had an underwriting profit of  $25.8 million for the year ended December 31, 2014. This compares to an underwriting profit of  $28.8 million for the prior year. On a consolidated basis, the Company recognized $27.4 million of net favorable reserve development for the year ended December 31, 2014 and $37.5 million of favorable reserve development for the year ended December 31, 2013.
The results of operations for the years ended December 31, 2014 and 2013 included certain non-recurring items that are significant to the operating results of the Company. These items (on a pre-tax basis) include:
•
The results of operations include $1.3 million of net realized investment losses for the year ended December 31, 2014 and $12.6 million of net realized investment gains for the year ended December 31, 2013. Net realized investment losses in 2014 include $2.0 million of impairment losses related to our $10.3 million investment exposure to fixed maturity securities and bank loan participations issued by entities in the Commonwealth of Puerto Rico. Net realized investment gains in 2013 were primarily from the sale of fixed maturity securities and bank loan participations. We sold fixed maturity securities and bank loan participations in 2013 to fund the $110.8 million repurchase of our common shares and to shorten the duration of our portfolio to reduce our exposure to interest rate risk.

•
Other expenses for the year ended December 31, 2014 included $14.9 million of expenses associated with our initial public offering expenses including $2.8 million of legal fees, $2.0 million of audit and filing related fees, and $10.2 million associated with a cash bonus pool for certain officers and directors that became effective with the consummation of the offering.

•
The results of operations for the years ended December 31, 2014 and 2013 also include $1.1 million and $677,000, respectively, of other expenses. Other expenses for 2014 and 2013 include $183,000 and $392,000, respectively, of due diligence costs for various merger and acquisition activities which were not consummated. Other expenses for 2014 and 2013 also include $299,000 and $285,000, respectively, of expenses associated with a related party leasing arrangement. Other expenses for 2014 also include $600,000 of employee severance costs.

•
Interest expense for the years ended December 31, 2014 and 2013 includes $659,000 and $663,000, respectively, relating to finance expenses in connection with a minority interest in real estate pursuant to which we are deemed the accounting owner. The debt is nonrecourse to us and was not arranged by us. See Note 1 to the Notes to the Audited Consolidated Financial Statements for additional information with respect to our minority interest.

We define net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, costs associated with our initial public offering, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt and interest expense on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.
Our income before taxes and net income for the years ended December 31, 2014 and 2013 reconcile to our net operating income as follows:
	Year Ended December 31,
	2014		2013
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$45,624	$44,685	$77,078	$67,337
Initial public offering costs	14,930	13,223	—	—
Net realized investment losses (gains)	1,336	(890)	(12,619)	(9,427)
Other expenses	1,082	977	677	577
Interest expense on leased building the Company is deemed to own for accounting purposes	659	429	663	431
Net operating income	$63,631	$58,424	$65,799	$58,918

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2014 was 93.5%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. It included $27.4 million, or 6.9 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $27.3 million of favorable reserve development from the Excess and Surplus Lines segment and $5.9 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $5.7 million of adverse development from the Casualty Reinsurance segment.

Our combined ratio for the year ended December 31, 2013 was 91.2%. The combined ratio for the year ended December 31, 2013 included $37.5 million, or 11.4 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $40.7 million of favorable reserve development from the Excess and Surplus Lines segment and $1.4 million of favorable reserve development from the Specialty Admitted Insurance segment offset by $4.7 million of adverse development from the Casualty Reinsurance segment.
All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their level of statutory capital and surplus. Additionally, each of the Company’s U.S. domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio was 33.6% and 35.0% for the years ended December 31, 2014 and 2013, respectively. The reduction in the expense ratio for 2014 from the prior year is primarily attributable to the 20.8% increase in our net earned premiums compared to the prior year without a proportional increase in other operating expenses.
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically twelve months. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period in proportion to the level of underlying exposure.
The following table summarizes the change in premium volume by component and business segment:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$252,707	$192,394	31.3%
Specialty Admitted Insurance	59,380	20,594	188.3%
Casualty Reinsurance	206,680	155,530	32.9%
	$518,767	$368,518	40.8%
Net written premiums:
Excess and Surplus Lines	$208,124	$155,064	34.2%
Specialty Admitted Insurance	36,228	18,169	99.4%
Casualty Reinsurance	205,731	151,933	35.4%
	$450,083	$325,166	38.4%
Net earned premiums:
Excess and Surplus Lines	$195,786	$141,826	38.0%
Specialty Admitted Insurance	28,449	17,908	58.9%
Casualty Reinsurance	171,977	168,344	2.2%
	$396,212	$328,078	20.8%

Our net premium retention by segment is as follows:
	Year Ended December 31,
	2014	2013
Excess and Surplus Lines	82.4%	80.6%
Specialty Admitted Insurance	61.0%	88.2%
Casualty Reinsurance	99.5%	97.7%
Total	86.8%	88.2%
For the Excess and Surplus Lines segment (which represents 48.7% of our gross written premiums for the year ended December 31, 2014), gross written premiums for the year ended December 31, 2014 increased 31.3% over the prior year. The average annual gross written premiums per policy increased 4.4% over the prior year. Additionally, policy submissions were 3.9% higher for the year ended December 31, 2014 than the year ended December 31, 2013. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:
•
General Casualty division (representing 23.9% of this segment’s 2014 business) which increased $37.8 million (or 167.1%) over the prior year. Our transportation network companies (“TNC”) business was a component of this increase. Gross written premiums from our TNC business were $32.0 million for 2014 and $2.5 million in 2013.

•
Manufacturers and Contractors division (representing 28.5% of this segment’s 2014 business) which increased $13.6 million (or 23.2%) for the year ended December 31, 2014 over the prior year; and

•
Energy division (representing 11.5% of this segment’s 2014 business) which increased $7.6 million (or 35.4%) over the prior year.

For the Specialty Admitted Insurance segment (which represents 11.5% of our gross written premiums for the year ended December 31, 2014) during the year ended December 31, 2014, gross written premiums increased 188.3% compared to the prior year. Gross written premiums for 2014 included $29.3 million ($9.0 million on a net basis) from program and fronting business where there had been $566,000 of gross written premiums in 2013, as we did not begin writing program and fronting business until the fourth quarter of 2013. We cede a significant portion of the specialty admitted program and fronting business to third-party reinsurers. As a result, neither our net written premiums nor level of assumed risk for this segment has increased at a rate which corresponds to the increase in our gross written premiums. Workers’ compensation gross written premiums also increased 50.4% for 2014 over 2013.
It is our policy to audit payroll for each expired workers’ compensation insurance policy in the Specialty Admitted Insurance segment to determine the difference between the original estimated payroll at the time the policy was written and the final actual payroll of the insured after the policy is completed. Audit premiums increased both written and earned premiums for the year ended December 31, 2014 by $813,000 (in the prior year, audit premiums increased both written and earned premiums by $517,000). Additionally, gross written premiums for the years ended December 31, 2014 and 2013 included $1.7 million and $1.4 million, respectively, of assumed premiums from our allocation of the North Carolina involuntary workers’ compensation pool.

The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Workers’ compensation premiums	$27,590	$18,130	52.2%
Audit premiums on workers’ compensation policies	813	517	57.3%
Allocation of involuntary workers’ compensation pool	1,725	1,381	24.9%
Total workers’ compensation premium	30,128	20,028	50.4%
Specialty admitted program and fronting business	29,252	566	—
Total	$59,380	$20,594	188.3%

For the Casualty Reinsurance segment (which represents 39.8% of our gross written premiums for the year ended December 31, 2014), gross written premiums increased 32.9%, from $155.5 million for the year ended December 31, 2013 to $206.7 million for the year ended December 31, 2014. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.
The increase in written premiums in 2014 over 2013 is primarily attributable to $51.9 million of written premium increases on our three largest treaties that have produced favorable historical underwriting results. In addition, we received $26.2 million of written premiums from new treaties written during 2014. Despite the significant increase in gross written and net written premiums for 2014, our net earned premiums (which tend to smooth out quarter-to-quarter variances) were effectively flat, with a 2.2% increase over the prior year.
Net Retention
The net premium retention for the Company decreased from 88.2% to 86.8% for the years ended December 31, 2013 and 2014, respectively. The decrease in retention is due primarily to the Specialty Admitted Insurance segment, which saw a decline in its net premium retention from 88.2% for the year ended December 31, 2013 to 61.0% for the year ended December 31, 2014. The decrease is driven by the segment’s program and fronting business, which we began writing in the fourth quarter of 2013. Program and fronting business generally has a much lower net premium retention than our workers’ compensation business which we write on an admitted basis. For the year ended December 31, 2014, the net retention on the segment’s program and fronting business was 30.7%, while the net retention on the workers’ compensation business was 90.5%. This compares to net retention on the workers’ compensation business of 88.7% for year ended December 31, 2013. There was only $566,000 of program and fronting business premiums written in this segment during 2013.
Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2014	2013
Excess and Surplus Lines	82.5%	69.3%
Specialty Admitted Insurance	99.9%	121.6%
Casualty Reinsurance	99.6%	101.5%
Total	93.5%	91.2%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$252,707	$192,394	31.3%
Net written premiums	$208,124	$155,064	34.2%
Net earned premiums	$195,786	$141,826	38.0%
Losses and loss adjustment expenses	(108,146)	(57,250)	88.9%
Underwriting expenses	(53,427)	(41,053)	30.1%
Underwriting profit(1)	$34,213	$43,523	(21.4)%
Ratios:
Loss ratio	55.2%	40.4%	—
Expense ratio	27.3%	28.9%	—
Combined ratio	82.5%	69.3%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2014 was 82.5%, comprised of a loss ratio of 55.2% and an expense ratio of 27.3%. The combined ratio for the year ended December 31, 2013 was 69.3%, comprised of a loss ratio of 40.4% and an expense ratio of 28.9%.
Loss Ratio.    The loss ratio of 55.2% for the year ended December 31, 2014 includes $27.3 million, or 13.9 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 40.4% for the year ended December 31, 2013 includes $40.7 million, or 28.7 percentage points, of net favorable development in our loss estimates for prior accident years. The significant favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.
Expense Ratio.   The expense ratio decreased from 28.9% in 2013 to 27.3% in 2014. The decrease in the expense ratio is primarily attributable to the increase in net earned premiums without a proportional increase in the total amount of operating expenses.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment decreased 21.4%, from $43.5 million for the year ended December 31, 2013 to $34.2 million for the year ended December 31, 2014.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$59,380	$20,594	188.3%
Net written premiums	$36,228	$18,169	99.4%
Net earned premiums	$28,449	$17,908	58.9%
Losses and loss adjustment expenses	(15,179)	(12,066)	25.8%
Underwriting expenses	(13,237)	(9,710)	36.3%
Underwriting profit (loss)(1)	$33	$(3,868)	—
Ratios:
Loss ratio	53.4%	67.4%	—
Expense ratio	46.5%	54.2%	—
Combined ratio	99.9%	121.6%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2014 was 99.9%, comprised of a loss ratio of 53.4% and an expense ratio of 46.5%. This compares to the combined ratio in the prior year of 121.6%, comprised of a loss ratio of 67.4% and an expense ratio of 54.2%. The substantial improvement in the loss ratio for the year ended December 31, 2014 reflects a significant increase in premium rates, more selectivity in accounts and classes of business we underwrite, and the effects of a ground-up review of our agency network—all of which began in the third quarter of 2012.
Loss Ratio.   The loss ratio for the year ended December 31, 2014 of 53.4% included $5.9 million, or 20.6 percentage points of net favorable development on prior accident years. The loss ratio for the year ended December 31, 2013 of 67.4% included $1.4 million, or 7.9 percentage points, of net favorable development on prior accident years. The favorable development in both 2014 and 2013 reflects the fact that actual loss emergence of the workers’ compensation book for accident years 2012 and prior has been better than expected when we took actions to strengthen reserves for the book during the year ended December 31, 2012.
Expense Ratio.   The expense ratio of 46.5% for the year ended December 31, 2014 decreased from 54.2% in the prior year. The high expense ratio in this segment for both periods relates to infrastructure and personnel costs associated with the ramp up of this segment’s program and fronting business. The gross written premiums on this program and fronting business were $29.3 million for the year ended December 31, 2014 (during the prior year there had been only $566,000). Many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. The expense ratio for this segment is expected to decline significantly as this segment increases premium volume in its new businesses and territories during 2015 and in future periods.
Underwriting Loss.   As a result of the items discussed above, the underwriting results improved from an underwriting loss of  $3.9 million for the year ended December 31, 2013 to an underwriting gain of  $33,000 for the year ended December 31, 2014.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$206,680	$155,530	32.9%
Net written premiums	$205,731	$151,933	35.4%
Net earned premiums	$171,977	$168,344	2.2%
Losses and loss adjustment expenses	(114,043)	(115,170)	(1.0)%
Underwriting expenses	(57,267)	(55,734)	2.8%
Underwriting profit (loss)(1)	$667	$(2,560)	—
Ratios:
Loss ratio	66.3%	68.4%	—
Expense ratio	33.3%	33.1%	—
Combined ratio	99.6%	101.5%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
Combined Ratio.   The combined ratio of the Casualty Reinsurance segment for the year ended December 31, 2014 was 99.6%, comprised of a loss ratio of 66.3% and an expense ratio of 33.3%. This compares to the combined ratio in the prior year of 101.5%, comprised of a loss ratio of 68.4% and an expense ratio of 33.1%.
Loss Ratio.    The loss ratio for the year ended December 31, 2014 of 66.3% included $5.7 million, or 3.3 percentage points, of adverse reserve development in our loss estimates for prior accident years. The loss ratio for the year ended December 31, 2013 of 68.4% included $4.7 million, or 2.8 percentage points, of net adverse reserve development in our loss estimates for the prior accident years.
Expense Ratio.   The expense ratio of the Casualty Reinsurance segment increased slightly from 33.1% for the year ended December 31, 2013 to 33.3% for the year ended December 31, 2014.
Underwriting Loss.   As a result of the items discussed above, the underwriting results for the Casualty Reinsurance segment improved from an underwriting loss of  $2.6 million for the year ended December 31, 2013 to an underwriting gain of  $667,000 for the year ended December 31, 2014.
Reserves
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2014 was $716.3 million. Of this amount, 71.5% relates to amounts that are incurred but not reported. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Gross Reserves at December 31, 2014
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$78,966	$353,260	$432,226	81.7%
Specialty Admitted Insurance	25,791	28,753	54,544	52.7%
Casualty Reinsurance	99,692	129,834	229,526	56.6%
Total	$204,449	$511,847	$716,296	71.5%

The Company’s net reserve for losses and loss adjustment expenses at December 31, 2014 was $589.0 million. Of this amount, 70.3% related to amounts that were incurred but not reported. The Company’s reserve for losses and loss adjustment expenses net of ceded reinsurance by segment are summarized as follows:
	Net Reserves at December 31, 2014
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$70,499	$269,119	$339,618	79.2%
Specialty Admitted Insurance	22,159	22,529	44,688	50.4%
Casualty Reinsurance	82,118	122,618	204,736	59.9%
Total	$174,776	$414,266	$589,042	70.3%

Other Operating Expenses
In addition to the underwriting, acquisition and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment and the Casualty Reinsurance segment discussed previously, other operating expenses also includes the expenses of the Corporate and Other segment.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees and various other corporate expenses that are included in the calculation of our expense ratio and combined ratio. A portion of these costs are reimbursed by our subsidiaries. These reimbursements are included primarily as underwriting expenses in the results of our operating subsidiaries. Accordingly, other operating expenses of the Corporate and Other segment represent the expenses of both the Bermuda and U.S. holding companies that were not reimbursed by our subsidiaries, including costs associated with potential acquisitions and other strategic initiatives. These costs vary from period to period based on the status of these initiatives.
For the years ended December 31, 2014 and 2013, the total operating expenses of the Corporate and Other segment were $9.1 million and $8.3 million, respectively. The variance from the prior year principally relates to compensation related expenses.
Investing Results
Our cash and invested assets increased $93.5 million or 7.7% in 2014 (from $1,217.1 million at December 31, 2013 to $1,310.6 million at December 31, 2014) due to our profitability, a 38.4% increase in net written premiums, and our positive cash flows from operations. Net investment income was $43.0 million for the year ended December 31, 2014 compared to $45.4 million in the prior year. The reduction in net investment income primarily reflects lower portfolio yields which were impacted by the continuing low interest rate environment in 2014 and the $70.0 million dividend paid to shareholders in 2014 offset in part by positive operating cash flows in 2014.

Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2014	2013
	(in thousands)
Fixed maturity securities	$22,861	$24,896
Bank loan participations	13,809	14,406
Equity securities	4,103	4,308
Other invested assets	5,690	5,123
Cash, cash equivalents, and short-term investments	116	120
Trading losses	(32)	(226)
Gross investment income	46,547	48,627
Investment expense	(3,542)	(3,254)
Net investment income	$43,005	$45,373

Net investment income from the Company’s renewable energy investments, included in “other invested assets” above, was $5.2 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest shareholders, the D.E. Shaw Affiliates, and together, the carrying value of these investments was $25.1 million at December 31, 2014. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. See “Certain Relationships and Related Party Transactions — Related Party Transactions — Investments with Affiliates of the D. E. Shaw Affiliates.”
The following table summarizes our investment returns:
	Year Ended December 31,
	2014	2013
Annualized gross investment yield on:
Average cash and invested assets	3.7%	4.0%
Average fixed maturity securities	3.5%	3.9%
Annualized tax equivalent yield on:
Average fixed maturity securities	3.6%	4.0%
Of our total cash and invested assets of  $1,310.6 million at December 31, 2014, $73.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $824.9 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments is $131.9 million of short-term investments, $33.6 million of other invested assets and $7.4 million of fixed maturity securities classified as trading and held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our consolidated income statement.
Included in our investment portfolio are $239.5 million of bank loan participations, which are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $752,000 related exclusively to Puerto Rico loans as detailed herein (the allowance for credit losses was $242,000 at December 31, 2013). Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2014 and 2013, the fair market value of these securities was $231.3 million and $200.6 million, respectively.
For the year ended December 31, 2014, we recognized net realized investment losses of  $1.3 million. The realized losses included $2.0 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. For the year ended December 31, 2013, we recognized net realized investment gains of  $12.6 million principally from the sale of fixed maturity securities and bank loan participations. We sold fixed maturity securities and bank loan participations in 2013 to fund the $110.8 million repurchase of our common shares and to shorten the duration of our portfolio to reduce our exposure to interest rate risk.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review, the Company wrote down two municipal bonds issued by Puerto Rico that were other-than-temporarily impaired at June 30, 2014. Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on these bonds. The Company recognized impairment losses of $1.4 million on the bonds for the year ended December 31, 2014. The impaired securities have a carrying value of  $3.4 million and a fair value of  $3.2 million at December 31, 2014 after the impairment noted above. We determined that the securities had not experienced an additional other-than-temporary impairment at December 31, 2014, as we deemed the small decline in value since June 30, 2014 to be temporary.
At December 31, 2014, the Company holds participations in two loans issued by companies that produce and sell electricity subject to power purchase agreements with the Puerto Rico Electric Power Authority (“PREPA”). PREPA is a public corporation and governmental agency of the Commonwealth of Puerto Rico. To date, the loans are current with respect to contractual payments of principal and interest. However, PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about the Company’s continuing ability to collect amounts owed by PREPA in order to continue to make full and timely payments on the debt obligations held by the Company. PREPA has been downgraded by Moody’s to “Caa2” and by S&P to “B-.” PREPA’s debt has recently traded at a significant discount to par with very high yields. Management concluded that the loans were impaired and recorded losses of $607,000 to establish an allowance for credit losses on the loans. The impaired loans have a carrying value of  $7.1 million and unpaid principal of  $8.4 million at December 31, 2014.
For the year ended December 31, 2013, the Company determined that no other-than-temporary impairment had occurred on any of its fixed maturity securities. We concluded that one of the equity securities with an unrealized loss at December 31, 2013 experienced an other-than-temporary impairment, and accordingly, the Company recorded an impairment loss of  $804,000 in 2013. For our portfolio of bank loan participations, we recognized an impairment loss of  $121,000 on one loan for the year ended December 31, 2013.
At December 31, 2014, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of  $22.6 million representing 2.8% of the cost or amortized cost of the portfolio. Additionally, at December 31, 2014, 85.8% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at December 31, 2014 had an aggregate fair value of  $37.7 million and an aggregate unrealized loss of  $918,000.
The average duration of our investment portfolio, excluding bank loans, was 3.8 years at December 31, 2014. The duration for bank loans is less than one year, resulting in an approximate duration for the entire portfolio of 3.1 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:
	December 31, 2014			December 31, 2013
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$90,715	$99,046	12.0%	$74,678	$76,146	10.4%
Residential mortgage-backed	113,997	115,249	14.0%	101,352	98,569	13.5%
Corporate	261,574	267,882	32.5%	245,139	251,517	34.5%
Commercial mortgage and asset-backed	111,056	113,341	13.7%	81,054	83,965	11.5%
Obligations of U.S. government corporations and agencies	100,376	101,275	12.3%	104,153	104,961	14.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	58,269	7.1%	46,435	46,311	6.3%
Redeemable preferred stock	2,025	1,901	0.2%	2,025	1,649	0.2%
Total	737,916	756,963	91.8%	654,836	663,118	90.8%
Equity securities:
Preferred stock	45,149	49,601	6.0%	37,016	37,042	5.1%
Common stock	19,199	18,304	2.2%	30,113	29,765	4.1%
Total	64,348	67,905	8.2%	67,129	66,807	9.2%
Total investments	$802,264	$824,868	100.0%	$721,965	$729,925	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of December 31, 2014:
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$107,520	14.1%
AA	387,622	50.7
A	160,732	21.0
BBB	70,768	9.2
BB	14,962	2.0
Below BB and unrated	22,747	3.0
Total	$764,351	100.0%

At December 31, 2014, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of  $272.4 million. A summary of these securities by industry segment is shown below as of December 31, 2014:
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$191,513	70.3%
Financial	55,388	20.3
Utilities	25,510	9.4
Total	$272,411	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include public traded securities and privately placed bonds is shown below as of December 31, 2014:
Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$233,578	85.7%
Privately placed	38,833	14.3
Total	$272,411	100.0%

In addition to the $824.9 million of available-for-sale securities, the Company holds other invested assets of  $33.6 million, $7.4 million of fixed maturity securities classified as trading (which are held at our U.S. holding company), short-term investments of  $131.9 million and $239.5 million of bank loan participations for a total invested asset balance at December 31, 2014 of  $1,237.2 million.
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:
	December 31, 2014
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$37,479	$37,683	5.0%
After one year through five years	291,559	293,875	38.8%
After five years through ten years	58,652	62,530	8.3%
After ten years	123,148	132,384	17.5%
	510,838	526,472	69.6%
Residential mortgage-backed	113,997	115,249	15.2%
Commercial mortgage and asset-backed	111,056	113,341	15.0%
Redeemable preferred stock	2,025	1,901	0.2%
Total	$737,916	$756,963	100.0%

At December 31, 2014, the Company held one security with a fair value of  $26,000 in securitizations of alternative-A mortgages which is performing and rated “investment grade” by the established ratings agencies. The Company has no investments in sub-prime mortgages or collateralized debt obligations at December 31, 2014.
Other Expenses
Other expenses for the years ended December 31, 2014 and 2013 were $16.0 million and $677,000, respectively. In 2014, other expenses included $14.9 million of expenses associated with our initial public offering, $600,000 of employee severance costs, $183,000 of due diligence expenses related to an acquisition that was not consummated, and $299,000 of expenses associated with a related party leasing agreement where we were deemed to be the owner for accounting purposes. In 2013, these expenses include $392,000 of due diligence expenses related to an acquisition that was not consummated and $285,000 of expenses associated with a related party leasing agreement.
Interest Expense
Interest expense was $6.3 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively. Interest for the James River Capital Trust IV was fixed at 7.51% until March 15, 2013 at which time it became variable at 3-month LIBOR plus 3.1%. Similarly, interest for Franklin Holdings II (Bermuda) Capital Trust I was fixed at 7.97% until June 15, 2013 at which time it became variable at 3-month LIBOR plus 4.0%.
See “— Liquidity and Capital Resources — Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles
The Company recorded $597,000 and $2.5 million of amortization of intangibles for the years ended December 31, 2014 and 2013, respectively. The significant decrease in amortization relates to certain intangible assets arising from an acquisition in December 2007 that had a six-year useful life and became fully amortized during the prior year.
Goodwill and Impairment
We test goodwill and other intangible assets in each operating segment for impairment at least annually. The fair value of the reporting units is determined by weighting the results of a discounted cash flow analysis and a valuation derived from a market-based approach. Intangible assets are valued using various methodologies. The projection of future cash flows is dependent upon assumptions on the future levels of income as well as business trends, prospects and market and economic conditions.
We perform this assessment to determine whether there has been any impairment in the value of goodwill or intangible assets by comparing its fair value to the net carrying value of the reporting units. If the carrying value exceeds its estimated fair value, an impairment loss is recognized and the asset is written down accordingly.
The Company completed its impairment tests and fair value analyses for goodwill and other intangible assets during the fourth quarter. No impairment was present for the years ended December 31, 2014 or 2013.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, our U.S. income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 12.0% and 10.4% of our available-for-sale securities at December 31, 2014 and 2013, respectively), dividends received income, and tax credits on certain renewable energy investments. For the years ended December 31, 2014 and 2013, our income tax provision was 2.1% and 12.6%, respectively, of income before taxes. The low effective tax rate in 2014 reflects lower U.S. pre-tax income in 2014 resulting from initial public offering costs associated with a cash bonus pool for certain officers and directors that became effective with the consummation of the offering, the majority of which related to U.S. domiciled employees. In addition, our 2014 effective tax rate was reduced by certain energy tax credits received on some of our equity investments in companies involved in the production of alternative energy (included in “Other Invested Assets” in our Consolidated Balance Sheets).

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table summarizes our results for the years ended December 31, 2013 and 2012:
	Year Ended December 31,		% Change
	2013	2012
	($ in thousands)
Gross written premiums	$368,518	$491,931	(25.1)%
Net retention(1)	88.2%	71.6%	—
Net written premiums	$325,166	$352,309	(7.7)%
Net earned premiums	$328,078	$364,568	(10.0)%
Losses and loss adjustment expenses	(184,486)	(264,496)	(30.2)%
Other operating expenses	(114,804)	(126,884)	(9.5)%
Underwriting profit (loss)(2)	28,788	(26,812)	—
Net investment income	45,373	44,297	2.4%
Net realized investment gains	12,619	8,915	41.5%
Other income	222	130	70.8%
Other expenses	(677)	(3,350)	(79.8)%
Interest expense	(6,777)	(8,266)	(18.0)%
Amortization of intangible assets	(2,470)	(2,848)	(13.3)%
Income before impairment and taxes	77,078	12,066	538.8%
Impairment of intangible assets	—	(4,299)	—
Income before taxes	77,078	7,767	892.4%
Income tax (expense) benefit	(9,741)	897	—
Net income	$67,337	$8,664	677.2%
Net operating income	$58,918	$7,935	642.5%
Ratios:
Loss ratio	56.2%	72.6%	—
Expense ratio	35.0%	34.8%	—
Combined ratio	91.2%	107.4%	—

(1)
Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)
See “— Reconciliation of Non-GAAP Measures” for further detail.

We had an underwriting gain of  $28.8 million for the year ended December 31, 2013. This compares to an underwriting loss of  $26.8 million for the prior year. On a consolidated basis, the Company recognized $37.5 million of net favorable reserve development for the year ended December 31, 2013 and $1.4 million of adverse reserve development for the year ended December 31, 2012. The significant improvement in results reflects both increased profitability in our Excess and Surplus Lines segment and improved underwriting in our Specialty Admitted Insurance and Casualty Reinsurance segments. Additionally, the underwriting loss for 2012 includes a $5.7 million underwriting loss from assumed crop reinsurance. We stopped writing crop reinsurance on December 31, 2012. The increased profitability of the Excess and Surplus Lines segment was driven by an increase in the favorable reserve development recognized on prior accident years from $20.1 million in 2012 to $40.7 million in 2013 as well as a 22.3% increase in net earned premiums. The significant favorable reserve development in this segment reflects both benign loss activity and continuing positive loss trends.
During the year ended December 31, 2013, our Specialty Admitted Insurance segment recognized a $13.5 million decrease to its underwriting loss from the prior year underwriting loss of  $17.3 million. The underwriting loss for the year ended December 31, 2013 was $3.9 million. The Specialty Admitted

Insurance segment recognized $1.4 million of net favorable development for the year ended December 31, 2013 and $4.9 million of adverse reserve development for the year ended December 31, 2012. The improved underwriting results in 2013 reflect the impact of corrective underwriting actions taken during 2012 and 2013, most notably in pricing increases and the termination of a number of unprofitable agency relationships.
The underwriting loss for 2012 also included, in our Casualty Reinsurance segment, a $5.7 million underwriting loss related to our assumed crop reinsurance that was affected by the extreme drought which occurred in the U.S. in 2012. On December 31, 2012, the Company stopped writing crop reinsurance.
The results of operations for the years ended December 31, 2013 and 2012 included certain non-recurring items that are significant to the operating results of the Company. These items (on a pre-tax basis) include:
•
The results of operations for the years ended December 31, 2013 and 2012 include $12.6 million and $8.9 million, respectively, of net realized investment gains resulting primarily from the sale of fixed maturity securities for 2013 and from the sale of fixed maturity securities and equity securities for 2012.

•
The results of operations for the years ended December 31, 2013 and 2012 also include $677,000 and $3.4 million, respectively, of other expenses. For the year ended December 31, 2012, other expenses were comprised principally of   $2.7 million of expense related to bonus shares granted and $432,000 of expenses relating to due diligence for a potential acquisition candidate that we chose not to acquire.

•
Interest expense for the years ended December 31, 2013 and 2012 includes $663,000 and $662,000, respectively, relating to finance expenses in connection with a minority interest in real estate pursuant to which we are deemed the accounting owner. The debt is nonrecourse to us and was not arranged by us. See Note 1 to the Notes to the Audited Consolidated Financial Statements for additional information with respect to our minority interest.

•
Additionally, the results of operations for the year ended December 31, 2012 include a $4.3 million impairment relating exclusively to the intangible assets of the Specialty Admitted Insurance segment acquired as part of the Acquisition. This impairment results from a more conservative projection of future operating income than in prior years, recognition of unprofitable agencies terminated during 2012 and the consideration of this segment’s lack of profitability during 2011 and 2012.

Our income before taxes and net income for the years ended December 31, 2013 and 2012 reconcile to our net operating income as follows:
	Year Ended December 31,
	2013		2012
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$77,078	$67,337	$7,767	$8,664
Net realized investment gains	(12,619)	(9,427)	(8,915)	(6,131)
Other expenses	677	577	3,350	2,178
Interest expense on leased building the Company is deemed to own for accounting purposes	663	431	662	430
Impairment of intangible assets	—	—	4,299	2,794
Net operating income	$65,799	$58,918	$7,163	$7,935

Our combined ratio for the year ended December 31, 2013 was 91.2%. The combined ratio for the year ended December 31, 2013 included $37.5 million, or 11.4 percentage points, of net favorable development on direct and assumed business underwritten by the Company on prior accident years, including $40.7 million of favorable reserve development from the Excess and Surplus Lines segment and $1.4 million of favorable reserve development from the Specialty Admitted Insurance segment offset by $4.7 million of adverse development from the Casualty Reinsurance segment.
Our combined ratio for the year ended December 31, 2012 was 107.4%. It included $1.4 million, or 0.4 percentage points, of net adverse development on direct and assumed business underwritten by the Company on prior accident years, including $20.1 million of favorable reserve development from the Excess and Surplus Lines segment offset by $4.9 million of adverse reserve development from the Specialty Admitted Insurance segment and $16.6 million of adverse development from the Casualty Reinsurance segment.
All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their level of statutory capital and surplus. Additionally, each of the Company’s U.S. domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio was substantially the same for the years ended December 31, 2013 and 2012. The small increase in the expense ratio for 2013 over the prior year is primarily attributable to the 10.0% decrease in our net earned premiums compared to the prior year without a proportional reduction in other operating expenses. Planned premium decreases in the Specialty Admitted Insurance and Casualty Reinsurance segments drove the overall decline in our net earned premium.
Premiums
For the five year period from 2008 to 2012, the Casualty Reinsurance segment assumed reinsurance for crop-related risks. Gross written premiums for this business were generally recorded at the inception of the policies and were $94.5 million for 2012; although we limited these premiums on a net written basis to $15.0 million for the 2012 underwriting year through the purchase of proportional reinsurance. Operating results of this program are included in the Casualty Reinsurance segment.
The following table summarizes the change in premium volume by component and business segment:
	Year Ended December 31,		% Change
	2013	2012
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$192,394	$158,654	21.3%
Specialty Admitted Insurance	20,594	36,709	(43.9)%
Casualty Reinsurance	155,530	296,568	(47.6)%
	$368,518	$491,931	(25.1)%
Net written premiums:
Excess and Surplus Lines	$155,064	$123,483	25.6%
Specialty Admitted Insurance	18,169	33,041	(45.0)%
Casualty Reinsurance	151,933	195,785	(22.4)%
	$325,166	$352,309	(7.7)%
Net earned premiums:
Excess and Surplus Lines	$141,826	$115,940	22.3%
Specialty Admitted Insurance	17,908	32,189	(44.4)%
Casualty Reinsurance	168,344	216,439	(22.2)%
	$328,078	$364,568	(10.0)%

Our net premium retention by segment is as follows:
	Year Ended December 31,
	2013	2012
Excess and Surplus Lines	80.6%	77.8%
Specialty Admitted Insurance	88.2%	90.0%
Casualty Reinsurance	97.7%	66.0%
Total	88.2%	71.6%
For the Excess and Surplus Lines segment (which represents 52.2% of our gross written premiums for the year ended December 31, 2013), gross written premiums for the year ended December 31, 2013 increased 21.3% over the prior year. Our casualty rates per unit of exposure in this segment increased 2.6% over the prior year and the average annual gross written premiums per policy increased 12.1% over the prior year. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:
•
Manufacturers and Contractors division (representing 30.4% of this segment’s 2013 business) which increased $11.9 million (or 25.4%) for the year ended December 31, 2013 over the prior year;

•
Energy division (representing 11.1% of this segment’s 2013 business) which increased $5.6 million (or 35.7%) over the prior year; and

•
General Casualty division (representing 11.8% of this segment’s 2013 business) which increased $10.0 million (or 78.6%) over the prior year. Our TNC business was a component of this increase. Gross written premiums from our TNC business were $2.5 million for 2013 and zero in 2012.

For the Specialty Admitted Insurance segment (which represents 5.6% of our gross written premiums for the year ended December 31, 2013) during the year ended December 31, 2013, gross written premiums decreased 43.9% compared to the prior year. We reunderwrote our entire workers’ compensation book of business in late 2012 and 2013. Accordingly, the decline in gross written premiums was attributable to (1) a program that included a deliberate increase in our premium rates, (2) the termination of 35 agencies in late 2012 for unprofitability and/or limited premium production and (3) more selectivity in the accounts and classes of business that we chose to underwrite. Accordingly, the number of policies decreased as renewal business policies issued decreased 54.8% in the year ended December 31, 2013 as compared to the prior year. New business increased by 5.1% for the year ended December 31, 2013, as compared to the prior year. The reduction in policies issued was mitigated by a 25.8% increase in average premium per policy issued for the year ended December 31, 2013 over the year ended December 31, 2012.
Audit premiums increased both written and earned premiums for the year ended December 31, 2013 by $517,000 (in the prior year, audit premiums increased both written and earned premiums by $1.5 million). Additionally, gross written premiums for the years ended December 31, 2013 and 2012 each included $1.4 million of assumed premiums from our allocation of the North Carolina involuntary workers’ compensation pool.
Effective January 1, 2012, the Specialty Admitted Insurance segment lowered its retention from $5.0 million per occurrence to $1.0 million per occurrence through the use of reinsurance. Effective August 1, 2012, this segment further reduced its retention to $500,000 per occurrence. These reductions in our retention caused a reduction in our net premium retention compared to that of the prior year.
For the Casualty Reinsurance segment (which represents 42.2% of our gross written premiums for the year ended December 31, 2013), gross written premiums decreased 47.6%, from $296.6 million for the year ended December 31, 2012 to $155.5 million for the year ended December 31, 2013.
Additionally, included in total gross written premiums for the Casualty Reinsurance segment is $94.5 million ($22.5 million on a net basis) of assumed crop reinsurance for the year ended December 31, 2012. Due to poor results in 2011, the Casualty Reinsurance segment entered into agreements to cede (through retrocession agreements) 75.0% of its assumed crop business on the 2012 accident year. Moreover, the Company’s total net written premiums were capped under contractual terms at $15.0 million for the 2012 crop year. Effective January 1, 2013, we no longer write crop reinsurance. Absent the premiums for crop reinsurance assumed, the gross written premiums for the Casualty Reinsurance segment decreased 23.0% from $202.0 million to $155.5 million for the years ended December 31, 2012 and 2013, respectively.
The decline in gross written premiums excluding crop reinsurance for the year ended December 31, 2013 was driven by the non-renewal of several contracts in our Casualty Reinsurance segment which had been included in the written premiums in 2012. These non-renewals were part of a significant, planned decrease in our Casualty Reinsurance segment’s premiums. We achieved the decrease by taking smaller shares on renewal treaties and, continuing to maintain price discipline even when competitors were willing to offer lower pricing. We also focused on certain terms and conditions in our contract negotiations that we believe protect us from losses in our reinsurance book (e.g. down-side protection through use of sliding scale commissions in quota-share treaties). We took these underwriting actions knowing that it would reduce writings in our Casualty Reinsurance segment, but with the goal of increasing underwriting profitability.
Net Retention
The net premium retention for the Company increased from 71.6% to 88.2% for the years ended December 31, 2012 and 2013, respectively. Termination of the crop reinsurance program noted previously contributed to the increase in retention. The net premium retention would have been 83.0% for the year ended December 31, 2012 absent crop reinsurance assumed. The increase in our net retention over the prior year was also driven by our decision not to renew several treaties in the Casualty Reinsurance segment that had significant retrocessions in 2012.
Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2013	2012
Excess and Surplus Lines	69.3%	85.4%
Specialty Admitted Insurance	121.6%	153.8%
Casualty Reinsurance	101.5%	108.8%
Total	91.2%	107.4%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,		% Change
	2013	2012
	($ in thousands)
Gross written premiums	$192,394	$158,654	21.3%
Net written premiums	$155,064	$123,483	25.6%
Net earned premiums	$141,826	$115,940	22.3%
Losses and loss adjustment expenses	(57,250)	(60,985)	(6.1)%
Underwriting expenses	(41,053)	(37,976)	8.1%
Underwriting profit(1)	$43,523	$16,979	156.3%
Ratios:
Loss ratio	40.4%	52.6%	—
Expense ratio	28.9%	32.8%	—
Combined ratio	69.3%	85.4%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2013 was 69.3%, comprised of a loss ratio of 40.4% and an expense ratio of 28.9%. The combined ratio for the year ended December 31, 2012 was 85.4%, comprised of a loss ratio of 52.6% and an expense ratio of 32.8%.
Loss Ratio.   The loss ratio of 40.4% for the year ended December 31, 2013 includes $40.7 million, or 28.7 percentage points, of net favorable development in our loss estimates for prior accident years. The significant favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.
The loss ratio of 52.6% for the year ended December 31, 2012 includes $20.1 million, or 17.4 percentage points, of net favorable development in our loss estimates for prior accident years.
Expense Ratio.   The expense ratio decreased from 32.8% in 2012 to 28.9% in 2013. The decrease in the expense ratio is primarily attributable to the increase in net earned premiums without a proportional increase in the total amount of operating expenses.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment increased 156.3%, from $17.0 million for the year ended December 31, 2012 to $43.5 million for the year ended December 31, 2013.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2013	2012
	($ in thousands)
Gross written premiums	$20,594	$36,709	(43.9)%
Net written premiums	$18,169	$33,041	(45.0)%
Net earned premiums	$17,908	$32,189	(44.4)%
Losses and loss adjustment expenses	(12,066)	(37,988)	(68.2)%
Underwriting expenses	(9,710)	(11,519)	(15.7)%
Underwriting loss(1)	$(3,868)	$(17,318)	(77.7)%
Ratios:
Loss ratio	67.4%	118.0%	—
Expense ratio	54.2%	35.8%	—
Combined ratio	121.6%	153.8%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2013 was 121.6%, comprised of a loss ratio of 67.4% and an expense ratio of 54.2%. This compares to the combined ratio in the prior year of 153.8%, comprised of a loss ratio of 118.0% and an expense ratio of 35.8%. The substantial improvement in the loss ratio for the year ended December 31, 2013 reflects a significant increase in premium rates, more selectivity in accounts and classes of business we underwrite and the effects of a ground-up review of our agency network — all of which began in the third quarter of 2012.
Loss Ratio.   The loss ratio for the year ended December 31, 2013 includes $1.4 million, or 7.9 percentage points, of net favorable development on prior accident years.
During the year ended December 31, 2012, this segment incurred significant losses as a result of continued high unemployment coupled with unfavorable rulings from both judicial and administrative agencies in its primary state of North Carolina. This led to significant frequency and severity issues for the segment and recognition that inadequate premium rates had been charged over the past several years. Additionally, this loss ratio of 118.0% includes $4.9 million, or 15.2 percentage points, of net adverse reserve development on direct business primarily for the 2011 and 2010 accident years.
Expense Ratio.   The expense ratio of 54.2% for the year ended December 31, 2013 increased from 35.8% in the prior year. The high expense ratio in this segment for both periods relates to infrastructure and personnel costs associated with the ramp up of this segment’s program and fronting business. Many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. The expense ratio for this segment is expected to decline significantly as this segment increases premium volume in its new businesses and territories.
Underwriting Loss.   As a result of the items discussed above, the underwriting results improved from an underwriting loss of  $17.3 million for the year ended December 31, 2012 to an underwriting loss of  $3.9 million for the year ended December 31, 2013.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:
	Year Ended December 31,		% Change
	2013	2012
	($ in thousands)
Gross written premiums	$155,530	$296,568	(47.6)%
Net written premiums	$151,933	$195,785	(22.4)%
Net earned premiums	$168,344	$216,439	(22.2)%
Losses and loss adjustment expenses	(115,170)	(165,523)	(30.4)%
Underwriting expenses	(55,734)	(70,065)	(20.5)%
Underwriting loss(1)	$(2,560)	$(19,149)	(86.6)%
Ratios:
Loss ratio	68.4%	76.5%	—
Expense ratio	33.1%	32.4%	—
Combined ratio	101.5%	108.8%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

Net Written Premiums.   Net written premiums decreased from $195.8 million for the year ended December 31, 2012 to $151.9 million for the year ended December 31, 2013. The Casualty Reinsurance segment had a significant, planned decrease in net written premiums as a result of taking smaller shares on renewal treaties, continuing to maintain price discipline and attempting to improve terms and other features of our reinsurance contracts (e.g. down-side protection through the use of sliding scale commissions in quota share treaties). Additionally, assumed crop reinsurance gross and net premiums written in 2012 were $94.5 million and $22.5 million, respectively. Accordingly, excluding the crop reinsurance assumed, gross written premiums for this segment would have decreased 23.0% from $202.0 million to $155.5 million and net written premiums would have decreased 12.5%, from $173.3 million to $151.6 million for the years ended December 31, 2012 and December 31, 2013, respectively.
Combined Ratio.   The combined ratio of the Casualty Reinsurance segment for the year ended December 31, 2013 was 101.5%, comprised of a loss ratio of 68.4% and an expense ratio of 33.1%. This compares to the combined ratio for the same period in the prior year of 108.8%, comprised of a loss ratio of 76.5% and an expense ratio of 32.4%.
Loss Ratio.   The loss ratio for the year ended December 31, 2013 included $4.7 million, or 2.8 percentage points, of net adverse reserve development in our loss estimates for the prior accident years. In comparison, the loss ratio for the prior year included $16.6 million, or 7.7 percentage points, of adverse reserve development in our loss estimates for prior accident years.

During the year ended December 31, 2012, our crop-related reinsurance was adversely affected by the severe drought which affected the U.S. This drought was primarily responsible for the $5.7 million underwriting loss, net of reinsurance, which we incurred on our crop-related reinsurance. Absent the crop-related business, the combined ratio of this segment was 106.9%, comprised of a loss ratio of 72.1% and an expense ratio of 34.9%. The loss ratio also includes $7.6 million of net adverse reserve development on non-crop risks for the year ended December 31, 2012, representing 3.5 percentage points of the segment’s loss ratio. The reserve development for crop-related risks was $9.0 million of net adverse development for the year ended December 31, 2012, representing 4.6 percentage points of the segment’s loss ratio.
Expense Ratio.   The expense ratio of the Casualty Reinsurance segment increased from 32.4% for the year ended December 31, 2012 to 33.1% for the year ended December 31, 2013. The increase in the expense ratio over that of the prior year is attributable to the decrease in earned premiums without a proportional decrease in operating expenses.
Underwriting Loss.   As a result of the items discussed above, the underwriting results for the Casualty Reinsurance segment improved from an underwriting loss of  $19.1 million for the year ended December 31, 2012 to an underwriting loss of  $2.6 million for the year ended December 31, 2013.
Other Operating Expenses
In addition to the underwriting, acquisition and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment and the Casualty Reinsurance segment discussed previously, other operating expenses also includes the expenses of the Corporate and Other segment.
Corporate and Other Segment
For the years ended December 31, 2013 and 2012, the total operating expenses of the Corporate and Other segment were $8.3 million and $7.3 million, respectively. The variance from the prior year principally relates to compensation related expenses resulting from the Company’s improved underwriting profits in 2013.
Investing Results
Net investment income for the years ended December 31, 2013 and 2012 were $45.4 million and $44.3 million, respectively. Included in net investment income for these years is $14.4 million and $13.7 million, respectively, of income from bank loan participations. The increase in net investment income despite the lower interest rate environment is primarily attributable to $4.3 million of income recognized on the Company’s renewable energy investments in 2013. These investments are interests in certain limited liability companies that are managed by an affiliate of one of our largest shareholders and have a total carrying value of  $26.8 million at December 31, 2013. The Company’s interests in these companies are classified as “other invested assets” and accounted for using the equity method. Losses of  $637,000 were recognized on these renewable energy investments for the year ended December 31, 2012. See “Certain Relationships and Related Party Transactions — Related Party Transactions — Investments with Affiliates of the D. E. Shaw Affiliates.”
Investment income for 2013 also reflects a lower invested asset base than in the prior year as a result of the $89.1 million of cash utilized to repurchase our shares during April 2013. See “— Liquidity and Capital Resources — Share Repurchase.”
The following table summarizes our investment returns:
	Year Ended December 31,
	2013	2012
Annualized gross investment yield on:
Average cash and invested assets	4.0%	4.0%
Average fixed maturity securities	3.9%	4.6%
Annualized tax equivalent yield on:
Average fixed maturity securities	4.0%	4.8%

Of our total cash and invested assets of   $1,217.1 million at December 31, 2013, $158.6 million represents the cash and cash equivalent portion of the portfolio. The majority of the portfolio, $729.9 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and are carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments is $71.5 million of short-term investments, $42.1 million of other invested assets and $17.3 million of fixed maturity securities that are classified as trading and held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our consolidated income statement.
The last component of our investment portfolio is comprised of   $197.7 million of bank loan participations which are classified as held-for-investment, and reported at amortized cost, net of an allowance for credit losses of  $242,000, (which was $121,000 at December 31, 2012). At December 31, 2013 and December 31, 2012, the fair market value of these securities was $200.6 million and $171.1 million, respectively.
In conjunction with our outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review for the year ended December 31, 2013, the Company determined that no impairment had occurred on any of its fixed maturity securities. We concluded that one of the equity securities with an unrealized loss at December 31, 2013 experienced an other-than-temporary impairment, and accordingly, the Company recorded an impairment loss of   $804,000 in 2013. For our portfolio of bank loan participations, we recognized impairment losses of   $121,000 and $780,000 as of December 31, 2013 and 2012, respectively, on one of the securities in our bank loan participation portfolio.
At December 31, 2013, our available-for-sale investment portfolio of fixed maturity and equity securities had an unrealized gain of  $8.0 million (which was $55.9 million at December 31, 2012), representing 1.1% of the cost or amortized cost of the portfolio. Additionally, at December 31, 2013, 82.5% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at December 31, 2013 had an aggregate fair value of  $53.3 million and an aggregate net unrealized gain of  $1.1 million.
The average duration of our investment portfolios, excluding bank loans, decreased from 2012 to 2013. We planned this decrease in duration in furtherance of our cautious interest rate strategy, and we continue to look at trades that will shorten duration while not materially affecting yield. The significant realized gains taken during 2013 were the result of this duration shortening strategy.
For the year ended December 31, 2013, the Company recognized net realized investment gains of  $12.6 million. This amount was comprised primarily of   $11.5 million of net realized gains from the sale of fixed maturity securities and $2.0 million in net realized gains from the sale of bank loan participations, offset by the $804,000 equity impairment loss noted previously.
For the year ended December 31, 2012, the Company recognized net realized investment gains of  $8.9 million. This amount included $3.6 million of net realized gains on fixed maturity securities and $4.1 million of gains on equity securities and $1.3 million of gains on bank loan participations.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:
	December 31, 2013			December 31, 2012
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$74,678	$76,146	10.4%	$136,076	$153,415	18.1%
Residential mortgage-backed	101,352	98,569	13.5%	149,970	154,607	18.2%
Corporate	245,139	251,517	34.5%	278,225	293,855	34.6%
Commercial mortgage and asset-backed	81,054	83,965	11.5%	36,766	42,331	5.0%
Obligations of U.S. government corporations and agencies	104,153	104,961	14.4%	108,052	113,835	13.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	46,435	46,311	6.3%	29,791	30,774	3.6%
Redeemable preferred stock	2,025	1,649	0.2%	1,097	1,119	0.1%
Total	654,836	663,118	90.8%	739,977	789,936	93.0%
Equity securities:
Preferred stock	37,016	37,042	5.1%	32,821	37,072	4.4%
Common stock	30,113	29,765	4.1%	20,019	21,727	2.6%
Total	67,129	66,807	9.2%	52,840	58,799	7.0%
Total investments	$721,965	$729,925	100.0%	$792,817	$848,735	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:
	December 31, 2013
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$13,771	$13,959	2.1%
After one year through five years	310,360	315,828	47.6%
After five years through ten years	74,373	75,927	11.5%
After ten years	71,901	73,221	11.0%
Residential mortgage-backed	101,352	98,569	14.9%
Commercial mortgage and asset-backed	81,054	83,965	12.7%
Redeemable preferred stock	2,025	1,649	0.2%
Total	$654,836	$663,118	100.0%

At December 31, 2013, the Company held two securities with an aggregate market value of  $512,000 in securitizations of alternative-A mortgages, all of which are performing and are rated “investment grade” by the established ratings agencies. The Company has no investments in sub-prime mortgages or collateralized debt obligations at December 31, 2013.

Other Expenses
Other expenses for the years ended December 31, 2013 and 2012 were $677,000 and $3.4 million, respectively. In 2013, these expenses include $392,000 of due diligence expenses related to an acquisition that was not consummated. In 2012, these expenses were comprised principally of   $2.7 million of expense in connection with a grant of bonus shares and $432,000 of expenses relating to due diligence for a potential acquisition candidate that we chose not to acquire.
Interest Expense
Interest expense was $6.8 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively. Interest for the James River Capital Trust IV was fixed at 7.51% until March 15, 2013 at which time it became variable at 3-month LIBOR plus 3.1%. Similarly, interest for Franklin Holdings II (Bermuda) Capital Trust I was fixed at 7.97% until June 15, 2013 at which time it became variable at 3-month LIBOR plus 4.0%.
See “— Liquidity and Capital Resources — Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.
Amortization of Intangibles
The Company recorded $2.5 million and $2.8 million of amortization of intangibles for the years ended December 31, 2013 and 2012, respectively.
Goodwill and Impairment
The Company completed its impairment tests and fair value analyses for goodwill and other intangible assets during the fourth quarter of 2013 and 2012. No impairment was present for the year ended December 31, 2013; however, an impairment of  $4.3 million occurred during the year ended December 31, 2012 for our Specialty Admitted Insurance segment. This impairment did not affect our cash flow, cash balance, liquidity position, compliance with debt covenants or statutory surplus of our regulated entities. The impairment was comprised of the following items of the Specialty Admitted Insurance segment (in thousands):
	Year Ended December 31,
	2013	2012
	(in thousands)
Write-down of customer relationships	$—	$3,830
Write-down of trademarks	—	300
Write-down of broker relationships	—	169
	$—	$4,299

Factors that led to the 2012 impairments included a more conservative projection of future operating income than in prior years, recognition of unprofitable agencies terminated during 2012 and the consideration of the segment’s lack of profitability during 2011 and 2012.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, our federal income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 10.4% and 18.1% of our available-for-sale securities at December 31, 2013 and 2012, respectively) and dividends received income. For the years ended December 31, 2013 and 2012, our income tax provision was an expense of 12.6% and a benefit of 11.5%, respectively, of income before taxes, as the amount of tax-exempt investment income and the dividends received deduction in 2012 were high relative to the level of U.S. pre-tax income for the year.

Liquidity and Capital Resources
Sources and Uses of Funds
We are organized as a Bermuda holding company with our operations conducted by our wholly-owned subsidiaries. Accordingly, our holding company may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our insurance subsidiaries and/or other transactions. Our U.S. holding company may receive cash in a similar manner and also through payments from our subsidiaries pursuant to our U.S. consolidated tax allocation agreement.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Certain Regulatory Considerations — U.S. Insurance Regulation — State Regulation” for additional information. Pursuant to Bermuda regulations, the maximum amount of dividend and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return on capital available to us from JRG Re in 2015 is calculated to be approximately $80.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which may decrease this available dividend amount. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2015 without regulatory approval is $20.8 million.
At December 31, 2014, our Bermuda holding company had $623,000 of cash and cash equivalent assets. At December 31, 2013, our Bermuda holding company had $514,000 of cash and cash equivalents. At December 31, 2014, our U.S. holding company had $73.2 million of cash and invested assets, comprised of cash and cash equivalents of   $23.7 million, fixed maturity securities of  $7.4 million, $6.5 million of equity securities, other invested assets of  $33.6 million, and short-term investments of  $1.9 million, all of which are not subject to regulatory restrictions. At December 31, 2013, our U.S. holding company had $62.6 million of cash and invested assets, comprised of cash and cash equivalents of   $3.2 million, fixed maturity securities of  $17.3 million, and $42.1 million of other invested assets, all of which are not subject to regulatory restrictions. Payments of dividends from our U.S. holding company to our Bermuda holding company are currently subject to a 30% withholding tax.
Our net written premiums to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. Our net written premiums to surplus ratio was 0.8x, 0.6x, and 0.6x for the years ended December 31, 2014, 2013, and 2012, respectively.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of this senior debt contain certain covenants, with which we are in compliance and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
On June 5, 2013, we closed on a three-year $125.0 million senior revolving credit facility which matures on June 5, 2016. The Company and JRG Re are the borrowers on the senior revolving credit facility. The senior revolving credit facility is comprised of two parts:
•
A $62.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2014, JRG Re had issued $40.1 million of letters of credit under the facility.

•
A $62.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin of 2.25%, which is subject to change depending upon our total outstanding debt to capitalization. This facility replaced the $20.0 million outstanding under our previous facility and the $22.2 million of promissory notes which were issued in conjunction with the repurchase of our shares in April 2013.
On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. At December 31, 2014, we had drawn $73.3 million on the unsecured revolver.
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at December 31, 2014.
In August 2014, we declared a dividend payable to our shareholders of record as of June 30, 2014, in the aggregate amount of  $70.0 million, which we financed with a $50.0 million dividend paid to the Company by JRG Re and approximately $20.0 million in additional borrowings under our senior revolving credit facility.
We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2014 (including the Company’s repurchase of a portion of these trust preferred securities described herein):
	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of trust preferred securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619	$55,670	$30,928
Carrying amount of junior subordinated debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of junior subordinated debt, unless accelerated earlier	May 15, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	7.51% until March 15, 2013; Three-Month LIBOR plus 3.1% thereafter	7.97% until June 15, 2013; Three-Month LIBOR plus 4.0% thereafter
All of the junior subordinated debt is redeemable at 100.0% of the unpaid principal amount at our option.
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2014. All of these securities are currently redeemable at par.

At December 31, 2014 and December 31, 2013, the ratio of total debt outstanding to total capitalization (defined as total debt plus total shareholders’ equity) was 21.9% and 18.8%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2014, 2013 and 2012, our net retention was 86.8%, 88.2% and 71.6%, respectively.
The following is a summary of our ceded reinsurance in place as of December 31, 2014:
Line of Business	Company Retention
Casualty
Primary Specialty Casualty	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible
Excess Casualty	Up to $1.0 million per occurrence(1)
Excess Professional Liability	Up to $1.0 million per occurrence(2)
Workers’ Compensation	Up to $675,000 per occurrence, plus any amounts over $20.0 million per occurrence or above $10.0 million for any one life occurrence
Property	Up to $5.0 million per event(3)

(1)
For policies with an occurrence limit of  $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million. For policies where we also write an underlying primary casualty policy, the excess casualty is added to our retention on the primary casualty coverage, which results in a total retention of  $2.0 million on that risk.

(2)
Only for policies where we do not write the underlying primary professional liability policy.

(3)
The property catastrophe reinsurance treaty has a limit of  $40.0 million with one reinstatement.

On July 1, 2014, we purchased a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $6.0 million in excess of a $2.5 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.
In our Excess and Surplus Lines segment, we write a small book of excess property insurance (but we do not write primary property insurance). We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, and pricing, as well as to manage our overall portfolio PML accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon our modeling, a $45.0 million gross catastrophe loss approximates our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $7.0 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
Additionally, our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new specialty admitted and program business initiatives. This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:
•
retains the first $675,000 per occurrence in losses on workers’ compensation policies and are reinsured above that level to $20.0 million per occurrence, with a maximum reinsured recovery of $10.0 million for any one life;

•
purchases a property catastrophe reinsurance program to cover $4.0 million in excess of a $1.0 million retention for its incidental property exposure to approximate a 1,000 year PML; this coverage has one reinstatement in the event we exhaust any of the coverage; and

•
purchases proportional reinsurance and excess of loss reinsurance in our program and fronting business to limit our exposure to no more than $1.0 million per occurrence.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.
Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2014 and 2013, there was no allowance for such uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of  “A-” (Excellent) or better.
At December 31, 2014, we had reinsurance recoverables on unpaid losses of  $127.3 million and reinsurance recoverables on paid losses of  $1.7 million. At December 31, 2013, we had reinsurance recoverables on unpaid losses of  $119.5 million and reinsurance recoverables on paid losses of  $1.0 million. All material reinsurance recoverable amounts are from companies with A.M. Best ratings of  “A-” or better, or collateral has been posted by the reinsurer for our benefit.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2014:
Reinsurer	Reinsurance Recoverable as of December 31, 2014	A.M. Best Rating December 31, 2014
	(in thousands)
Berkley Insurance Company	$38,583	A+
Swiss Reinsurance America Corporation	27,848	A+
Madison Insurance Company	18,208	Unrated(1)
QBE Reinsurance Corporation	8,788	A
Lloyd’s Syndicate Number 4472	4,695	A
Mountain States Insurance Company	3,375	B++
Safety National Casualty	3,359	A+
Munich Reinsurance America	3,074	A+
Lloyd’s Syndicate Number 2003	3,060	A
Aspen Insurance UK Ltd.	3,003	A
Top 10 Total	113,993
Other	13,261
Total	$127,254

(1)
This reinsurer is unrated, and thus we are collateralized by this reinsurer for the recoverable amount.

Share Repurchase
On April 3, 2013, the Company repurchased 7,500,000 common shares for a total purchase price of $110.8 million.
Cash Flows
Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use the operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$130,393	$105,638	$49,392
Investing activities	(174,877)	46,755	(101,497)
Financing activities	(40,737)	(89,583)	(1,977)
Change in cash and cash equivalents	$(85,221)	$62,810	$(54,082)

Cash used in investing activities in 2014 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 5.6% of total cash and invested assets at December 31, 2014. Net cash used in financing activities in 2014 is a result of the $70.0 million dividend to shareholders in 2014. A portion of this dividend was funded by additional borrowings on our unsecured revolving credit facility of  $20.0 million. In addition, we drew down an additional $10.0 million on our unsecured revolving credit facility in December 2014 to provide additional operating flexibility at the holding company.
The increase in cash provided by operating activities for 2013 over 2012 reflects a $55.6 million increase in underwriting profits for 2013 compared to the prior year.
Cash provided by investing activities increased in 2013 as investments were sold to generate cash for the Company’s repurchase of its common shares. Cash and cash equivalents comprised 13.0% of total cash and invested assets at December 31, 2013. The financing activities in 2013 include the $110.8 million to repurchase the Company’s common shares. Also, the Company drew $43.0 million on its new senior revolving credit facility to repay the $20.0 million balance outstanding on its previous credit facility and to repay the $22.2 million of promissory notes issued in conjunction with the repurchase of our shares in April 2013.
The change in cash and cash equivalents from investing activities reflects the direction of the Investment Committee of the Board of Directors that the Company reduce its cash and cash equivalent balances during the year ended December 31, 2012. Cash and cash equivalents comprised 7.8% of total cash and invested assets at December 31, 2012.
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent), with a “positive outlook.” This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. A.M. Best assigns ratings to both insurance and reinsurance companies, which generally range from “A++” (Superior) to “S” (Suspended). The rating for our operating companies of  “A-” (Excellent) is the fourth highest rating issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent), with a “positive outlook” ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
Equity Awards
For the years ended December 31, 2014, 2013 and 2012, the Company recognized $589,000, $647,000 and $1.0 million, respectively, of share-based compensation expense. The amount of unrecognized share-based compensation expense to be recognized over the remaining weighted-average service period of 3.2 years at December 31, 2014 is $11.2 million. There were no option exercises during the years ended December 31, 2014, 2013 or 2012. The Company granted 993,518 non-qualified share options during the year ended December 31, 2014, each with an exercise price of  $21.00 per option. The Company also granted 340,474 restricted share units (“RSUs”) in December 2014. The RSUs vest over one to five years, and accordingly, none were vested at December 31, 2014. The Company granted 50,000 non-qualified share options during the year ended December 31, 2013 at exercise prices ranging from $15.65 to $18.01 per option. The Company granted 595,000 non-qualified share options during the year ended December 31, 2012 at exercise prices ranging from $13.99 to $15.65 per option. The options have a seven-year life and vest ratably over three to four years. In addition, 55,000, 171,250 and 637,500 fully vested options with exercise prices of  $15.65 lapsed or were forfeited during 2014, 2013, and 2012, respectively.
Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2014:
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$716,296	$202,712	$231,364	$58,736	$223,484
Long-term debt:
Senior notes	88,300	—	—	73,300	15,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	10,301	2,333	4,737	2,125	1,106
Interest on debt obligations	103,369	6,078	12,173	11,706	73,412
Financing obligations	28,538	735	1,515	452	—
Total	$1,050,859	$211,858	$249,789	$146,319	$417,057

The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. As more fully discussed in “— Critical Accounting Policies — Reserves for Losses and Loss Adjustment Expenses” above, the estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.
Financing obligations represent obligations for a build-to-suit lease which expires in 2018. At the termination of the lease, no payment will be required for the Company to settle the obligation. Instead, the Company will surrender the building that is the subject of the lease at lease termination.

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2014 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2014 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Reconciliation of Non-GAAP Measures
Reconciliation of Underwriting Profit (Loss)
We believe that the disclosure of underwriting profit (loss) by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit (loss). Our definition of underwriting profit (loss) may not be comparable to that of other companies.
The following table reconciles the underwriting profit (loss) by individual segment and of the Company as a whole to consolidated income before income taxes for the years ended December 31, 2014, 2013 and 2012.
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$34,213	$43,523	$16,979
Specialty Admitted Insurance	33	(3,868)	(17,318)
Casualty Reinsurance	667	(2,560)	(19,149)
Total underwriting profit (loss) of the operating segments	34,913	37,095	(19,488)
Other operating expenses of the Corporate and Other segment	(9,124)	(8,307)	(7,324)
Underwriting profit (loss)	25,789	28,788	(26,812)
Net investment income	43,005	45,373	44,297
Net realized investment (losses) gains	(1,336)	12,619	8,915
Other income	1,122	222	130
Other expenses	(16,012)	(677)	(3,350)
Interest expense	(6,347)	(6,777)	(8,266)
Amortization of intangible assets	(597)	(2,470)	(2,848)
Impairment of intangible assets	—	—	(4,299)
Income before taxes	$45,624	$77,078	$7,767

Reconciliation of Net Operating Income
We define net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets and gains on extinguishment of debt. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the years ended December 31, 2014, 2013 and 2012 reconcile to our net operating income as follows:
	Year Ended December 31,
	2014		2013		2012
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$45,624	$44,685	$77,078	$67,337	$7,767	$8,664
Net realized investment losses (gains)	1,336	(890)	(12,619)	(9,427)	(8,915)	(6,131)
Initial Public Offering costs	14,930	13,223	—	—	—	—
Other expenses	1,082	977	677	577	3,350	2,178
Interest expense on leased building the Company is deemed to own for accounting purposes	659	429	663	431	662	430
Impairment of intangible assets	—	—	—	—	4,299	2,794
Net operating income	$63,631	$58,424	$65,799	$58,918	$7,163	$7,935

Return on Tangible Equity
One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. Since our formation in December of 2007 through December 31, 2014, we have increased our tangible equity per share at a compounded rate of 9.4% per year, after giving effect to dividends paid and share repurchases.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2014, 2013 and 2012:
	As of December 31,
	2014	2013	2012
	(in thousands)
Shareholders’ equity	$687,921	$701,490	$784,040
Less:
Goodwill	181,831	181,831	181,831
Intangible assets	40,125	40,722	43,192
Tangible equity	$465,965	$478,937	$559,017

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have exposure to foreign currency exchange rate risk or commodity risk.
Interest Rate Risk
Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of 3.1 years at December 31, 2014 and fixed maturity securities in the portfolio have an average rating by at least one nationally recognized rating organization of  “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines that set targets for average duration and maturity of the fixed maturity portfolio.
Our fixed maturity investment manager employs a model to estimate the effect of interest rate risk on the fair values of our fixed maturity securities and our bank loan participations. Our bank loan participations are primarily floating-rate debt, so their fair values are less sensitive to changes in interest rates than our fixed maturity securities. The model estimates the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair values of borrowings are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2014. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2014
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Fixed Maturity Securities	$764,351	200 bp decrease	$803,952	5.2%
		100 bp decrease	787,145	3.0%
		100 bp increase	736,862	(3.6)%
		200 bp increase	710,529	(7.0)%
Bank Loan Participations	$231,251	200 bp decrease	$231,983	0.3%
		100 bp decrease	231,617	0.2%
		100 bp increase	230,885	(0.2)%
		200 bp increase	230,519	(0.3)%
Borrowings	$168,950	200 bp decrease	$164,581	(2.6)%
		100 bp decrease	166,912	(1.2)%
		100 bp increase	170,740	1.1%
Equity Price Risk
A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We own preferred stocks, generally in the financial services industry, and common stocks. The changes in the estimated fair value of the equity securities portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of gross unrealized gains and losses by investment category.

At December 31, 2014, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2014. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 34.1% (1995) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2014
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$67,905	35% increase	$91,672
		35% decrease	44,138

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements and required financial statement schedules commencing on page F-1.
Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
Item 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of an internal audit function.
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.
Item 9B.
OTHER INFORMATION

None.

PART III
Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.
EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See “Index to Consolidated Financial Statements and Financial Statement Schedules” on Page F-1.
(3) Exhibits
See “Exhibit Index” on Page 121.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JAMES RIVER GROUP HOLDINGS, LTD.
By: /s/ J. Adam Abram J. Adam Abram Chief Executive Officer and Chairman	March 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ J. Adam Abram J. Adam Abram	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2015
/s/ Robert P. Myron Robert P. Myron	President, Chief Operating Officer and Director	March 12, 2015
/s/ Gregg T. Davis Gregg T. Davis	Chief Financial Officer (Principal Financial Officer)	March 12, 2015
/s/ Michael E. Crow Michael E. Crow	Principal Accounting Officer	March 12, 2015
/s/ Bryan Martin Bryan Martin	Director	March 12, 2015
/s/ Jerry R. Masters Jerry R. Masters	Director	March 12, 2015
/s/ Michael T. Oakes Michael T. Oakes	Director	March 12, 2015
/s/ R.J. Pelosky, Jr. R.J. Pelosky, Jr.	Director	March 12, 2015
/s/ Thomas R. Sandler Thomas R. Sandler	Director	March 12, 2015
/s/ David Zwillinger David Zwillinger	Director	March 12, 2015

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd.
4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

Exhibit Number	Description
4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.4	Redemption Agreement by and between James River Group Holdings, Ltd. and Lehman Brothers Offshore Partners, Ltd. dated April 3, 2013 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description
10.5	Redemption Agreement by and between James River Group Holdings, Ltd., Sunlight Capital Ventures, LLC, and Sunlight Capital Partners II, LLC dated April 3, 2013 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.6	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
10.8	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.9	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.10	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.11	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.12	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.13	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.14	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.15	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.16	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.17	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.18	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.19	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.20	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.21	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis*
10.22	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.23	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.24	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.25	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes a management contract or compensatory plan or arrangement.

+
Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of James River Group Holdings, Ltd.
We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James River Group Holdings, Ltd. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Richmond, Virginia
March 12, 2015

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,
	2014	2013
	(in thousands, except share amounts)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2014 – $737,916; 2013 – $654,836)	$756,963	$663,118
Trading, at fair value (amortized cost: 2014 – $7,324; 2013 – $17,189)	7,388	17,306
Equity securities available-for-sale, at fair value (cost: 2014 – $64,348; 2013 – $67,129)	67,905	66,807
Bank loan participations held-for-investment, at amortized cost, net of allowance	239,511	197,659
Short-term investments	131,856	71,518
Other invested assets	33,622	42,066
Total invested assets	1,237,245	1,058,474
Cash and cash equivalents	73,383	158,604
Accrued investment income	7,273	7,156
Premiums receivable and agents’ balances, net	162,527	135,889
Reinsurance recoverable on unpaid losses	127,254	119,467
Reinsurance recoverable on paid losses	1,725	1,010
Prepaid reinsurance premiums	29,445	23,737
Deferred policy acquisition costs	60,202	46,204
Intangible assets, net	40,125	40,722
Goodwill	181,831	181,831
U.S. income tax receivable	4,198	966
Deferred tax assets, net	451	194
Other assets	33,633	32,539
Total assets	$1,959,292	$1,806,793
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$716,296	$646,452
Unearned premiums	277,579	218,532
Payables to reinsurers	19,272	29,364
Senior debt	88,300	58,000
Junior subordinated debt	104,055	104,055
Accrued expenses	31,107	14,535
Other liabilities	34,762	34,365
Total liabilities	1,271,371	1,105,303
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized; 2014 and 2013: 28,540,350 shares issued and outstanding	6	6
Preferred Shares – 2014 and 2013: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	628,236	627,647
Retained earnings	41,323	66,636
Accumulated other comprehensive income	18,356	7,201
Total shareholders’ equity	687,921	701,490
Total liabilities and shareholders’ equity	$1,959,292	$1,806,793

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$518,767	$368,518	$491,931
Ceded written premiums	(68,684)	(43,352)	(139,622)
Net written premiums	450,083	325,166	352,309
Change in net unearned premiums	(53,871)	2,912	12,259
Net earned premiums	396,212	328,078	364,568
Net investment income	43,005	45,373	44,297
Net realized investment (losses) gains	(1,336)	12,619	8,915
Other income	1,122	222	130
Total revenues	439,003	386,292	417,910
Expenses:
Losses and loss adjustment expenses	237,368	184,486	264,496
Other operating expenses	133,055	114,804	126,884
Other expenses	16,012	677	3,350
Interest expense	6,347	6,777	8,266
Amortization of intangible assets	597	2,470	2,848
Impairment of intangible assets	—	—	4,299
Total expenses	393,379	309,214	410,143
Income before income taxes	45,624	77,078	7,767
Income tax expense (benefit):
Current	4,700	7,260	2,835
Deferred	(3,761)	2,481	(3,732)
	939	9,741	(897)
Net income	$44,685	$67,337	$8,664
Other comprehensive income:
Net unrealized gains (losses), net of taxes of $3,489 in 2014, $(8,713) in 2013 and $3,082 in 2012	11,155	(39,245)	12,355
Total comprehensive income	$55,840	$28,092	$21,019
Earnings per share:
Basic	$1.57	$2.21	$0.24
Diluted	$1.55	$2.21	$0.24
Weighted-average common shares outstanding:
Basic	28,540,350	30,442,950	35,733,350
Diluted	28,810,301	30,500,800	35,733,350

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
	Common Shares	Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total James River Group Holdings, Ltd. Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2011	$7	$—	$726,058	$(9,365)	$34,091	$750,791	$11,584	$762,375
Net income	—	—	—	8,664	—	8,664	—	8,664
Other comprehensive income	—	—	—	—	12,355	12,355	—	12,355
Net exercise of subsidiary share options (Note 12)	—	—	9,365	—	—	9,365	(11,316)	(1,951)
Special bonus shares issued (Note 12)	—	—	1,585	—	—	1,585	—	1,585
Compensation expense under share incentive plan	—	—	1,012	—	—	1,012	—	1,012
Balances at December 31, 2012	7	—	738,020	(701)	46,446	783,772	268	784,040
Net income	—	—	—	67,337	—	67,337	—	67,337
Other comprehensive loss	—	—	—	—	(39,245)	(39,245)	—	(39,245)
Common shares repurchase (Note 10)	(1)	—	(110,759)	—	—	(110,760)	—	(110,760)
Repurchase of non-controlling interest (Note 12)	—	—	(321)	—	—	(321)	(208)	(529)
Exchange of subsidiary common shares for common shares (Note 10)	—	—	60	—	—	60	(60)	—
Compensation expense under share incentive plan	—	—	647	—	—	647	—	647
Balances at December 31, 2013	6	—	627,647	66,636	7,201	701,490	—	701,490
Net income	—	—	—	44,685	—	44,685	—	44,685
Other comprehensive income	—	—	—	—	11,155	11,155	—	11,155
Dividends	—	—	—	(69,998)	—	(69,998)	—	(69,998)
Compensation expense under share incentive plans	—	—	589	—	—	589	—	589
Balances at December 31, 2014	$6	$—	$628,236	$41,323	$18,356	$687,921	$—	$687,921

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$44,685	$67,337	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(99,181)	(68,516)	(68,775)
Amortization of policy acquisition costs	85,183	71,648	88,577
Net realized investment losses (gains)	1,336	(12,619)	(8,915)
Impairment of intangible assets	—	—	4,299
Distributions from equity method investments	3,904	2,637	—
(Income) loss from equity method investments	(5,163)	(4,620)	698
Trading securities purchases, sales, and maturities, net	9,808	1,518	(795)
Deferred U.S. income taxes	(3,761)	2,481	(3,732)
Provision for depreciation and amortization	2,760	3,567	3,186
Share based compensation expense	589	647	1,012
Expense associated with bonus shares issued (Note 12)	—	—	2,665
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	69,844	(63,269)	143,766
Unearned premiums	59,047	(20,523)	15,442
Premiums receivable and agents’ balances	(26,638)	114,985	(110,737)
Reinsurance balances	(24,302)	27,050	(45,187)
Payable to insurance companies	(4,090)	(22,126)	20,490
Other	16,372	5,441	(1,266)
Net cash provided by operating activities	130,393	105,638	49,392
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(161,951)	(226,292)	(255,459)
Purchases – equity securities	(8,133)	(16,207)	(16,684)
Sales – fixed maturity securities	28,101	260,182	85,089
Maturities and calls – fixed maturity securities	47,775	60,480	91,034
Sales – equity securities	16,612	1,127	42,148
Bank loan participations:
Purchases	(272,902)	(273,249)	(165,985)
Sales	157,863	150,724	92,160
Maturities	75,185	98,518	62,641
Other invested asset – purchases	(6,800)	(16,525)	(13,198)
Other invested asset – return of capital	—	246	577
Other invested asset – disposals	9,470	—	—
Securities receivable or payable, net	1,332	330	(330)
Short-term investments, net	(60,338)	8,130	(22,867)
Other	(1,091)	(709)	(623)
Net cash provided by (used in) investing activities	(174,877)	46,755	(101,497)
Financing activities
Dividends paid	(69,998)	—	—
Senior debt issuances	30,300	43,000	—
Senior debt repayments	—	(20,000)	—
Common share repurchases	—	(110,760)	—
Non-Controlling Interest – Subsidiary common share repurchases (Note 12)	—	(529)	—
Other financing activities	(1,039)	(1,294)	(603)
Excess tax benefits from share option exercises	—	—	1,657
Non-Controlling Interest – Withholding taxes on net exercise of subsidiary share options (Note 12)	—	—	(1,951)
Withholding taxes paid on bonus shares issued (Note 12)	—	—	(1,080)
Net cash used in financing activities	(40,737)	(89,583)	(1,977)
Change in cash and cash equivalents	(85,221)	62,810	(54,082)
Cash and cash equivalents at beginning of period	158,604	95,794	149,876
Cash and cash equivalents at end of period	$73,383	$158,604	$95,794
Supplemental information
U.S. income taxes paid, net of refunds	$7,933	$5,820	$3,972
Interest paid	$6,682	$7,625	$9,631

See accompanying notes.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012
1.
Accounting Policies

Organization
James River Group Holdings, Ltd. (referred to as “JRG Holdings” or, with its subsidiaries, the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.
The Company owns six property/casualty companies, five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:
•
James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•
James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.

•
Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake General Insurance Company, an Ohio domiciled company. Falls Lake National began writing specialty admitted program business in late 2013.

•
Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•
JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which vary in some respects from statutory accounting practices (“SAP”) which are prescribed or permitted by the various state insurance departments in the U.S. or by insurance regulators in Bermuda. The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
Estimates and Assumptions
Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Fixed Maturity and Equity Securities
Fixed maturity and equity securities classified as “available-for-sale” are carried at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Fixed maturity securities purchased for short-term resale are classified as “trading” and are carried at fair value with unrealized gains and losses included in earnings as a component of net investment income. The Company does not have any securities classified as “held-to-maturity”.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

Fair value generally represents quoted market value prices for securities traded in the public marketplace or prices analytically determined using bid or closing prices for securities not traded in the public marketplace.
Premiums and discounts on mortgage-backed securities and asset-backed securities are amortized or accrued using the constant yield method which considers anticipated prepayments at the date of purchase. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the retrospective method.
Realized investment gains or losses are determined on a specific identification basis. Interest income is recognized as earned, and dividend income is recognized on the ex-dividend date.
The Company evaluates its available-for-sale investments regularly to determine whether there are declines in value that are other-than-temporary. The Company’s outside investment managers assist the Company in this evaluation. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss. The factors that the Company considers in evaluating whether such an other-than-temporary impairment has occurred include the amount and percentage that fair value is below amortized cost or cost and the length of time that fair value has been below amortized cost or cost. For fixed maturity securities, the Company considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. Management does not intend to sell available-for-sale fixed maturity securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in fair value to their amortized cost basis occurs. For equity securities, management evaluates the near-term prospects of these investments in relation to the severity and duration of the impairment, and the Company’s ability and intent to hold these investments until a recovery of fair value occurs.
Bank Loan Participations and Allowance for Credit Losses
Bank loan participations are managed by a specialized outside investment manager and are generally stated at their outstanding unpaid principal balances net of unamortized premiums or discounts and net of any allowance for credit losses. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method.
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2014 or 2013.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on consultations and advice of the Company’s specialized investment manager, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant factors. When an observable market price for a loan is available, the Company has recorded an allowance equal to the difference between the fair value and the amortized cost of bank loans that it has determined to be impaired as a practical expedient for an estimate of probable future cash flows to be collected on those bank loans. If an

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

observable market price for a loan is not available, the Company records an allowance equal to the difference between the present value of expected future cash flows discounted at the loan’s effective interest rate and the amortized cost of the loan.
Other Invested Assets
Other invested assets at December 31, 2014 include the Company’s interests in two limited partnerships and four limited liability corporations involved in alternative energy production. Other invested assets at December 31, 2013 include the Company’s interests in a bank holding company, a limited partnership, and four limited liability corporations involved in alternative energy production. The equity method is being used to account for these investments.
In 2012, the Company entered into a note agreement with two property development companies. Interest due under the note was recorded using the effective interest method. The note was repaid on July 3, 2014.
In 2013, the Company purchased subordinated notes issued by a bank holding company. The notes carry a fixed interest rate and mature in 2023.
Short-Term Investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Direct Written Premiums
Direct written premiums are earned on a pro rata basis over the terms of the policies, generally 12 months. The portion of premiums written applicable to the unexpired terms of the policies in force is recorded as unearned premiums.
Assumed Reinsurance Premiums
Assumed reinsurance written premiums include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums when reports have not been received. Premiums on the Company’s excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, the deposit premium, as defined in the contract, is generally recorded as an estimate of premiums written at the inception date of the treaty. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to begin and are based on information provided by the brokers and the ceding companies.
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known.
Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months (except for crop reinsurance assumed which was recognized over the risk period — the crop reinsurance program was terminated as of December 31, 2012). Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period in proportion to the level of underlying exposure.
Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under the contracts.
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts, which approximates fair value. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. Receivables greater than 90 days past due were $1.8 million at December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $2.0 million and $1.7 million at December 31, 2014 and 2013, respectively. Bad debt expense was $812,000 for the year ended December 31, 2014, $459,000 for the year ended December 31, 2013, and $975,000 for the year ended December 31, 2012. Receivables written off against the allowance for doubtful accounts totaled $528,000 for the year ended December 31, 2014, $978,000 for the year ended December 31, 2013, and $695,000 for the year ended December 31, 2012. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Deferred Policy Acquisition Costs
Costs which are incrementally or directly related to the successful acquisition of new or renewal insurance business are deferred. These deferred costs are primarily commissions to agents, ceding commissions paid on reinsurance assumed, premium taxes, and the portion of underwriting fixed compensation and payroll related fringe benefits directly related to an insurance contract insurance that has been acquired, net of ceding commissions related to reinsurance ceded. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover projected related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.
Reinsurance
Certain premiums and losses are ceded to other insurance companies or assumed from other insurance companies under various excess of loss and quota-share reinsurance contracts. The Company enters into ceded reinsurance contracts to limit its exposure to large losses, to limit exposure on new lines of insurance written by the Company, and to provide additional capacity for growth.
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. Other amounts payable to insurance companies and reinsurers or receivable from insurance companies and reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.
U.S. Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

respective U.S. tax bases. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.
Goodwill
Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of the Company’s reporting units, including goodwill, may exceed their fair values. The Company first assesses qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. Only if management determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors would it be required to perform the quantitative goodwill impairment test. If management concludes that quantitative goodwill impairment testing is required, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects, market, and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to operations. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
Intangible Assets, Net
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years include relationships with customers and brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives.
Intangible assets with indefinite useful lives are reviewed for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If the carrying value exceeds the fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings. The Company evaluates intangible assets with definite lives for impairment when impairment indicators are noted.
Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.
Property and Equipment, Net
Property and equipment, which is included in “other assets” in the accompanying consolidated balance sheets, is reported at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the estimated useful lives of the depreciable assets, generally three to ten years.
In the event the Company has been deemed the owner for accounting purposes of construction projects in lease arrangements, the estimated construction costs incurred to date are recorded as assets in property and equipment, net and included in “other assets” in the accompanying consolidated balance sheets. Upon occupancy of facilities under lease, the Company assesses whether arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner for accounting purposes, the cost of the building is depreciated over its estimated useful life.
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents the estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. The Company does not discount this reserve. The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to a number of variables. The reserve for losses and loss adjustment expenses is estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.
The Company utilizes various actuarially-accepted reserving methodologies in determining the continuum of expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the Casualty Reinsurance segment and of the program and fronting business in the Specialty Admitted Insurance segment.
Catastrophes of significant magnitude, including hurricanes and earthquakes, involve complex coverage issues. In estimating the reserve for losses and loss adjustment expenses for these catastrophes, management uses case reserve estimates based on information obtained from site inspections by the Company’s adjustors and the terms of coverage provided in the policies. Management estimates reserves for incurred but not reported claims for these catastrophes using judgment based on an assessment of the Company’s property insurance exposures where the catastrophes occur and the Company’s progress in settling claims.
Although management believes that the reserve for losses and loss adjustment expenses is reasonable, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop consistent with the assumptions inherent in the determination of these reserves. Specifically, the Company’s actual ultimate loss ratio could differ from management’s initial expected loss ratio and/or the Company’s actual reporting patterns for losses could differ from the expected reporting patterns. Accordingly, the

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in the Company’s consolidated financial statements. These estimates are reviewed continually by management and are adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.
Share Based Compensation
The Company expenses the fair value of share equity awards over the vesting period of the award on a straight-line basis. The Black-Scholes-Merton option pricing model is used to value the options granted (see Note 11). As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of income and comprehensive income.
Financing Obligations
In a lease arrangement where the Company made a minority investment in a partnership that was involved in the construction of a building, the Company was deemed the owner for accounting purposes during the construction period. The Company recorded an asset for the amount of the total project costs and the related financing obligation is included in “other liabilities” in the accompanying consolidated balance sheets. Once construction was completed, the Company determined the arrangement did not qualify for sale-lease back treatment. Accordingly, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.
Variable Interest Entities
Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose, and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $25.1 million and $34.3 million as of December 31, 2014 and 2013, respectively, representing the Company’s maximum exposure to loss.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

1.
Accounting Policies (continued)

earnings per share reflects the dilution that could occur if securities or other contracts to issue common shares or common share equivalents were exercised or converted into common shares as calculated using the treasury stock method. When inclusion of common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements.
	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2014
Basic	$44,685	28,540,350	$1.57
Common share equivalents	—	269,951	(0.02)
Diluted	$44,685	28,810,301	$1.55
Year ended December 31, 2013
Basic	$67,337	30,442,950	$2.21
Common share equivalents	—	57,850	—
Diluted	$67,337	30,500,800	$2.21
Year ended December 31, 2012
Basic	$8,664	35,733,350	$0.24
Effect of non-controlling interest securities (Note 12)	(121)	—	—
Diluted	$8,543	35,733,350	$0.24

Common share equivalents relate to our stock options and restricted stock units (“RSU’s”). For the year ended December 31, 2012, the numerator has been adjusted to consider the effect of potentially dilutive securities of the non-controlling interest.
For the years ended December 31, 2014, 2013, and 2012, common share equivalents of 1,358,992 shares, 25,000 shares, and 2,287,500 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.
Prospective Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2017 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments

The Company’s available-for-sale investments are summarized as follows:
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Fixed maturity securities:
State and municipal	$90,715	$8,509	$(178)	$99,046
Residential mortgage-backed	113,997	2,661	(1,409)	115,249
Corporate	261,574	8,742	(2,434)	267,882
Commercial mortgage and asset-backed	111,056	2,429	(144)	113,341
Obligations of U.S. government corporations and agencies	100,376	1,431	(532)	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	289	(193)	58,269
Redeemable preferred stock	2,025	—	(124)	1,901
Total fixed maturity securities	737,916	24,061	(5,014)	756,963
Equity securities	64,348	5,182	(1,625)	67,905
Total investments available-for-sale	$802,264	$29,243	$(6,639)	$824,868
December 31, 2013
Fixed maturity securities:
State and municipal	$74,678	$3,903	$(2,435)	$76,146
Residential mortgage-backed	101,352	2,119	(4,902)	98,569
Corporate	245,139	8,576	(2,198)	251,517
Commercial mortgage and asset-backed	81,054	3,000	(89)	83,965
Obligations of U.S. government corporations and agencies	104,153	1,944	(1,136)	104,961
U.S. Treasury securities and obligations guaranteed by the U.S. government	46,435	339	(463)	46,311
Redeemable preferred stock	2,025	—	(376)	1,649
Total fixed maturity securities	654,836	19,881	(11,599)	663,118
Equity securities	67,129	2,140	(2,462)	66,807
Total investments available-for-sale	$721,965	$22,021	$(14,061)	$729,925

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2014 are summarized, by contractual maturity, as follows:
	Amortized Cost	Fair Value
	(in thousands)
One year or less	$37,479	$37,683
After one year through five years	291,559	293,875
After five years through ten years	58,652	62,530
After ten years	123,148	132,384
Residential mortgage-backed	113,997	115,249
Commercial mortgage and asset-backed	111,056	113,341
Redeemable preferred stock	2,025	1,901
Total	$737,916	$756,963

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2014
Fixed maturity securities:
State and municipal	$3,197	$(176)	$247	$(2)	$3,444	$(178)
Residential mortgage-backed	2,072	(2)	47,594	(1,407)	49,666	(1,409)
Corporate	25,885	(235)	22,353	(2,199)	48,238	(2,434)
Commercial mortgage and asset-backed	23,894	(118)	8,742	(26)	32,636	(144)
Obligations of U.S. government corporations and agencies	202	—	48,029	(532)	48,231	(532)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,055	(24)	19,383	(169)	32,438	(193)
Redeemable preferred stock	—	—	1,901	(124)	1,901	(124)
Total fixed maturity securities	68,305	(555)	148,249	(4,459)	216,554	(5,014)
Equity securities	1,361	(205)	10,621	(1,420)	11,982	(1,625)
Total investments available-for-sale	$69,666	$(760)	$158,870	$(5,879)	$228,536	$(6,639)
December 31, 2013
Fixed maturity securities:
State and municipal	$12,913	$(780)	$3,129	$(1,655)	$16,042	$(2,435)
Residential mortgage-backed	46,210	(3,087)	16,783	(1,815)	62,993	(4,902)
Corporate	45,624	(1,692)	1,924	(506)	47,548	(2,198)
Commercial mortgage and asset-backed	39,497	(89)	—	—	39,497	(89)
Obligations of U.S. government corporations and agencies	51,686	(1,136)	—	—	51,686	(1,136)
U.S. Treasury securities and obligations guaranteed by the U.S. government	31,219	(463)	—	—	31,219	(463)
Redeemable preferred stock	1,649	(376)	—	—	1,649	(376)
Total fixed maturity securities	228,798	(7,623)	21,836	(3,976)	250,634	(11,599)
Equity securities	26,339	(2,462)	—	—	26,339	(2,462)
Total investments available-for-sale	$255,137	$(10,085)	$21,836	$(3,976)	$276,973	$(14,061)

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

As of December 31, 2014, the Company held securities of 51 issuers that were in an unrealized loss position with a total fair value of  $228.5 million and gross unrealized losses of  $6.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
Unrealized losses on fixed maturity securities are primarily interest rate related. At December 31, 2014, 85.8% of the Company’s fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at December 31, 2014 had an aggregate fair value of  $37.7 million and an aggregate net unrealized loss of $918,000.
The Company holds two municipal bonds issued by the Commonwealth of Puerto Rico. Such bonds are backed by future sales tax revenues in Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on the bonds. Management concluded that the bonds, which have been downgraded to below investment grade, were other-than-temporarily impaired. The Company recognized impairment losses of  $1.4 million on these bonds for the year ended December 31, 2014. There was no such impairment on these bonds at December 31, 2013 and 2012.
Management concluded that none of the other fixed maturity securities with an unrealized loss at December 31, 2014, 2013, and 2012 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at December 31, 2014 and 2012 experienced an other-than-temporary impairment. Management concluded that one of the equity securities with an unrealized loss at December 31, 2013 experienced an other-than-temporary impairment, and accordingly, the Company recorded an impairment loss of  $804,000 in 2013. Management concluded that the remaining equity securities with an unrealized loss at December 31, 2013 had not experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
At December 31, 2014, the Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of  $752,000. After recording this impairment, these loans have a carrying value of  $7.1 million at December 31, 2014 and unpaid principal of $8.4 million. There was no such impairment on these loans at December 31, 2013 and 2012.
At December 31, 2013, investments in bank loan participations considered impaired were $246,000, net of the related allowance for credit losses on such bank loan participations of  $242,000. The unpaid principal balance on these bank loan participations was $488,000 at December 31, 2013.
Bank loan participations generally have a credit rating that is below investment grade (i.e. below “BBB-” for Standard & Poor’s) at the date of purchase. These bank loans are primarily senior, secured floating-rate debt rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized rating agency. These bank loans include assignments of, and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. Bank loans consist of, but are not limited to, term loans, the funded and unfunded

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

portions of revolving credit loans, and other similar loans and investments. Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2014 or 2013.
The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on consultations and advice of the Company’s specialized investment manager, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant factors. The Company generally records an allowance equal to the difference between the fair value and the amortized cost of bank loans that it has determined to be impaired as a practical expedient for an estimate of probable future cash flows to be collected on those bank loans. Bank loans are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
The average recorded investment in impaired bank loans, including the two loans due from companies that produce and supply power to Puerto Rico, was $3.7 million during the year ended December 31, 2014 and investment income of  $106,000 was recognized during the time that the loans were impaired. The average recorded investment in impaired bank loans was $307,000 and $754,000 during the years ended December 31, 2013 and 2012, respectively, and investment income of  $32,000 and $0, respectively, was recognized during the time within the periods that the loans were impaired. The Company recorded realized losses of  $607,000, $121,000, and $780,000 during the years ended December 31, 2014, 2013, and 2012, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2014, unamortized discounts on bank loan participations were $3.8 million, and unamortized premiums on bank loan participations were $26,000. At December 31, 2013, unamortized discounts on bank loan participations were $2.9 million, and unamortized premiums on bank loan participations were $121,000.
Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fixed maturity securities	$22,861	$24,896	$31,330
Bank loan participations	13,809	14,406	13,677
Equity securities	4,103	4,308	3,062
Other invested assets	5,690	5,123	(674)
Cash, cash equivalents, and short-term investments	116	120	214
Trading losses	(32)	(226)	(110)
Gross investment income	46,547	48,627	47,499
Investment expense	(3,542)	(3,254)	(3,202)
Net investment income	$43,005	$45,373	$44,297

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the year ended December 31, 2014 included $32,000 of net trading losses of which $60,000 of net trading losses related to securities still held at December 31, 2014. Net investment income for the year ended December 31, 2013 included $226,000 of net trading losses of which $180,000 of net trading losses related to securities still held at December 31, 2013. Net investment income for the year ended December 31, 2012 included $110,000 of net trading losses of which $36,000 of net trading losses related to securities still held at December 31, 2012.
The Company’s realized gains and losses on investments are summarized as follows:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fixed maturity securities:
Gross realized gains	$522	$14,347	$4,584
Gross realized losses	(1,502)	(2,823)	(969)
	(980)	11,524	3,615
Equity securities:
Gross realized gains	88	13	4,506
Gross realized losses	(842)	(804)	(399)
	(754)	(791)	4,107
Bank loan participations:
Gross realized gains	2,178	2,549	2,757
Gross realized losses	(1,211)	(675)	(1,435)
	967	1,874	1,322
Short-term investments and other:
Gross realized gains	1,371	12	—
Gross realized losses	(1,940)	—	(129)
	(569)	12	(129)
Total	$(1,336)	$12,619	$8,915

The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$10,765	$(41,677)	$13,384
Equity securities	3,879	(6,281)	2,054
Total	$14,644	$(47,958)	$15,438

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

The Company maintains fixed maturity securities, short-term investments, and cash and cash equivalents amounting to $381.4 million at December 31, 2014 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2014 and 2013, investments with a fair value of  $16.0 million and $15.8 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2014, the Company held one security with a market value of  $26,000 in securitizations of alternative-A mortgages and held no sub-prime mortgages. All alternative-A mortgages are performing and are rated “investment grade” by the established rating agencies.
At December 31, 2014 and 2013, the Company holds fixed maturity securities with a fair value of  $12.6 million and $11.0 million, respectively, issued by First Wind Capital, LLC (“First Wind”). At December 31, 2014, two of the Company’s directors are also directors of First Wind, which is an affiliate of the Company’s largest shareholder.
At December 31, 2014 and 2013, the Company holds a bank loan participation with a carrying value of  $4.6 million and $5.0 million, respectively, from an affiliate of First Wind.
Other invested assets include the Company’s investment in a bank holding company (the “Bank Holding Company”). At December 31, 2013, the Company’s Corporate and Other segment had invested $5.6 million in the Bank Holding Company, and its ownership interest was 3.6%. The equity method was used to account for the investment. The Company recorded pre-tax income of  $57,000 and $143,000 for the years ended December 31, 2014 and 2013, respectively, and a pre-tax loss of  $62,000 for the year ended December 31, 2012. These amounts are included in net investment income in the Company’s consolidated income statements.
Additionally, in 2013, the Company’s Corporate and Other segment purchased $4.5 million of subordinated notes issued by a company that is substantially owned by the Bank Holding Company (the “Bank Affiliate”). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income of  $343,000 and $132,000 was recognized on the notes for the years ended December 31, 2014 and 2013, respectively.
On July 4, 2014, the Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”). In exchange for its shares of the Bank Holding Company, the Company received $354,000 and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million. The $4.5 million of subordinated notes issued by the Bank Affiliate became debt of the Surviving Bank Holding Company. The common shares of the Surviving Bank Holding Company are publicly-traded, and the Company does not have significant influence over the Surviving Bank Holding Company.
On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company.
The Chairman and Chief Executive Officer of the Company previously served as Chairman of the Bank Holding Company and the Bank Affiliate. Effective July 4, 2014, the Company’s Chairman and Chief Executive Officer became the Lead Independent Director of the Surviving Bank Holding Company. The Chairman and Chief Executive Officer of the Company is a former investor in the Bank Holding Company and is now an investor in the Surviving Bank Holding Company.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

Additionally, one of the Company’s directors is a former investor in the Bank Holding Company and is now an investor in the Surviving Bank Holding Company. In addition, this director was a lender to the Bank Affiliate and is now a lender to the Surviving Bank Holding Company. The Company’s Chief Financial Officer is a former investor in the Bank Holding Company and the Surviving Bank Holding Company.
At December 31, 2014 and 2013, the Company’s Corporate and Other segment held equity interests ranging from 2.7% to 33.3% in various limited liability corporations (“LLCs”) that are managed by an affiliate of the Company’s largest shareholder. The principal objective of the LLCs is capital appreciation and income generation from owning and operating renewable energy facilities engaged in wind and solar energy production. The Company’s Chairman and Chief Executive Officer invested in certain of these LLCs. The equity method is used to account for the LLCs which are included in “other invested assets” in the accompanying consolidated balance sheets.
In 2014, the Company invested $4.8 million in these LLCs. The collective carrying value of the LLCs was $25.1 million and $26.8 million at December 31, 2014 and 2013, respectively. Income of  $5.2 million, $4.3 million, and a loss of  $637,000 was recognized on the investments for the years ended December 31, 2014, 2013, and 2012, respectively. The Company received cash distributions from these investments totaling $3.9 million and $2.8 million, respectively, in the years ended December 31, 2014 and 2013.
In March 2014, the Company sold its interest in one of the LLCs for $5.9 million. The Company recognized investment income of  $3.6 million in 2014 prior to the sale and recognized a $1.9 million realized loss on the sale.
Summarized financial information for the LLCs is as follows:
	As of and for the Year Ended December 31,
	2014	2013
	(in thousands)
Assets	$229,394	$176,514
Liabilities	1,971	1,080
Equity	227,423	175,434
Revenue	12,631	19,833
Expenses	1,855	4,235
Net income	10,776	15,598
On December 10, 2012, the Company’s Corporate and Other segment entered into a $3.3 million note agreement with two property development companies. The Bank Holding Company also entered into note agreements with the same property development companies. The note, which carried a 10.85% fixed interest rate, was originally scheduled to mature on December 10, 2013. The note was extended until July 10, 2014, and the fixed interest rate was increased to 11.10%. The note was repaid in full on July 3, 2014. Origination fees received were recognized over the original term of the note under the effective interest method. Income of  $184,000, $415,000, and $24,000 was recognized on this investment for the years ended December 31, 2014, 2013, and 2012, respectively.
On July 1, 2013, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that invests in a portfolio of companies undergoing financial stress. The equity method is being used to account for this investment. Losses of  $285,000 and income of  $131,000 was recognized on the investment for the years ended December 31, 2014 and 2013, respectively, and the carrying value of the investment was $1.8 million at December 31, 2014 and $2.1 million at December 31, 2013.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

2.
Investments (continued)

On June 1, 2014, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that seeks capital appreciation through investing in a concentrated portfolio of U.S. publicly-traded companies with small market capitalizations. The equity method is being used to account for this investment. Income of  $156,000 was recognized on the investment for the year ended December 31, 2014 and the carrying value of the investment was $2.2 million at December 31, 2014.
3.
Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$46,204	$49,336	$69,138
Policy acquisition costs deferred:
Commissions	93,646	63,958	64,185
Underwriting and other issue expenses	5,535	4,558	4,590
	99,181	68,516	68,775
Amortization of policy acquisition costs	(85,183)	(71,648)	(88,577)
Net change	13,998	(3,132)	(19,802)
Balance at end of period	$60,202	$46,204	$49,336

4.
Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2014, 2013 and 2012 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2014 and 2013 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2014 and 2013.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2014, 2013 and 2012, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. There were no impairments recognized in 2014 or 2013. The results of the 2012 analysis indicated that impairments of trademarks for the Specialty Admitted Insurance segment had occurred due to lower projected gross written premiums for this reporting unit, and accordingly, the Company recognized impairment losses of  $300,000 as of December 31, 2012 based on a fair value determined using the relief from royalty method.
Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were also reviewed for impairment during the fourth quarters of 2014, 2013, and 2012. There were no impairments recognized in 2014 or 2013. The results of the analysis for 2012 indicated that there were impairments for the Specialty Admitted Insurance segment due to lower projections of operating income, the segment’s lack of profitability during 2011 and 2012, and a lower agency retention rate. Accordingly, the Company recognized impairment losses of  $3.8 million and $169,000, respectively, on the intangible assets for customer and broker relationships for the year ended December 31, 2012 for this segment.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

4.
Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:
	Weighted- Average Life (Years)	December 31,
		2014		2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	2,850	11,611	2,253
Identifiable intangible assets subject to amortization		11,611	2,850	11,611	2,253
		$42,975	$2,850	$42,975	$2,253

Future estimated amortization of specifically identifiable intangible assets as of December 31, 2014 is as follows (in thousands):
2015	$597
2016	597
2017	597
2018	597
2019	597
Thereafter	5,776
Total	$8,761

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2014:
	December 31, 2013 Net Carrying Value	Amortization	Impairment Losses	December 31, 2014 Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	7,775	(362)	—	7,413
	32,375	(362)	—	32,013
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	1,582	(235)	—	1,347
	8,347	(235)	—	8,112
Total identifiable intangible assets	$40,722	$(597)	$—	$40,125

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

4.
Goodwill and Intangible Assets (continued)

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2013:
	December 31, 2012 Net Carrying Value	Amortization	Impairment Losses	December 31, 2013 Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Customer relationships	1,940	(1,940)	—	—
Broker relationships	8,137	(362)	—	7,775
	34,677	(2,302)	—	32,375
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	1,750	(168)	—	1,582
	8,515	(168)	—	8,347
Total identifiable intangible assets	$43,192	$(2,470)	$—	$40,722

Amortization of intangible assets was $2.4 million for the Excess and Surplus Lines segment and $436,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2012.
5.
Property and Equipment, Net

Property and equipment, net of accumulated depreciation, consists of the following:
	December 31,
	2014	2013
	(in thousands)
Building, leased for which the Company has been deemed the owner for accounting purposes (Note 22)	$29,917	$29,907
Electronic data processing hardware and software	3,353	2,501
Furniture and equipment	1,893	1,693
Property and equipment, cost basis	35,163	34,101
Accumulated depreciation	(10,186)	(8,536)
Property and equipment, net	$24,977	$25,565

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

6.
Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$526,985	$533,909	$476,761
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	264,786	221,938	263,102
Prior years	(27,418)	(37,452)	1,394
Total incurred losses and loss and adjustment expenses	237,368	184,486	264,496
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	25,942	19,485	30,023
Prior years	149,369	171,925	177,325
Total loss and loss adjustment expense payments	175,311	191,410	207,348
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	589,042	526,985	533,909
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	127,254	119,467	175,812
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$716,296	$646,452	$709,721

The foregoing reconciliation shows that a $27.4 million redundancy developed in 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable reserve development included $27.3 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $7.9 million of favorable development from the 2011 accident year, $5.0 million of favorable development from the 2009 accident year, and $4.2 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies at December 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our maturing casualty business continues to be below our initial expected ultimate loss ratios. Favorable reserve development written in the Specialty Admitted Insurance segment was $5.9 million and primarily came from accident years 2007 through 2012, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $5.7 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2014 than expected.
The foregoing reconciliation shows that a $37.5 million redundancy developed in 2013 on the reserve for losses and loss adjustment expenses held at December 31, 2012. This favorable reserve development included $40.7 million of favorable development in the Excess and Surplus Lines segment, including $11.7 million of favorable development on casualty lines from the 2009 accident year, $7.5 million of favorable development from the 2007 accident year, and $5.7 million of favorable development from the 2008 accident year. This favorable development occurred because our actuarial studies at December 31, 2013 for the Excess and Surplus Lines segment indicated that our loss experience on our maturing casualty business

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

continues to be below our initial expected ultimate loss ratios. Favorable reserve development on direct business written in the Specialty Admitted Insurance segment was $1.4 million, including favorable development of  $1.3 million from the 2012 accident year. In addition, $4.7 million of adverse development occurred in the Casualty Reinsurance segment, with $1.0 million of adverse development on assumed crop business from the 2012 and 2011 accident years and $3.7 million of adverse development on other assumed business, primarily from the 2011 accident year.
The foregoing reconciliation shows that $1.4 million of adverse development occurred in 2012 on the reserve for losses and loss adjustment expenses held at December 31, 2011. This development included $20.1 million of favorable development in the Excess and Surplus Lines segment, including $7.7 million of favorable development on casualty lines from the 2009 accident year, $4.0 million of favorable development from the 2008 accident year, and $3.8 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies for the Excess and Surplus Lines segment at December 31, 2012 indicated that our loss experience on our maturing casualty business continues to be below our initial expected ultimate loss ratios. Adverse reserve development on direct business written in the Specialty Admitted Insurance segment was $4.9 million, including adverse development of  $3.6 million from the 2011 accident year and $1.7 million for the 2010 accident year. Adverse development of  $16.6 million occurred in the Casualty Reinsurance segment, including $9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year. Adverse development on other assumed business of  $7.6 million included $15.2 million of adverse development on the 2010 accident year partially offset by favorable development on the 2011 and 2009 accident years.
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to any environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity Excess and Surplus Insurance Company, the predecessor to James River Insurance, prior to July 1, 2003 is subject to a reinsurance agreement and a trust agreement (see Note 7).
7.
Reinsurance

The Company’s insurance subsidiaries remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2014, the Company had reinsurance recoverables on unpaid losses of  $127.3 million and reinsurance recoverables on paid losses of  $1.7 million. All of these reinsurance recoverables are from companies with A.M. Best Company ratings of  “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement. The Company has a reinsurance agreement that is secured by a trust agreement with American Empire Surplus Lines Insurance Company (“American Empire”) and an irrevocable and unconditional guarantee by Great American Insurance Company, an affiliate of American Empire. At December 31, 2014, the fair value of assets in the trust was $721,000 and reinsurance recoverables from American Empire were $323,000.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

7.
Reinsurance (continued)

At December 31, 2014, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $38.6 million, $27.8 million, and $18.2 million, representing 66.5% of the total balance.
At December 31, 2014, prepaid reinsurance premiums ceded to three reinsurers totaled $6.9 million, $5.6 million and $5.4 million, representing 61.1% of the total balance.
Under the terms of a reinsurance agreement with Infinity Insurance Company in connection with the Company’s acquisition of two “shell” insurance companies in 2011, all liabilities resulting from direct and assumed business written by the “shell” insurance companies through December 31, 2011 are ceded to Infinity Insurance Company.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Written premiums:
Direct	$310,161	$211,607	$193,956
Assumed	208,606	156,911	297,975
Ceded	(68,684)	(43,352)	(139,622)
Net	$450,083	$325,166	$352,309
Earned premiums:
Direct	$281,676	$196,351	$180,888
Assumed	178,045	192,690	307,808
Ceded	(63,509)	(60,963)	(124,128)
Net	$396,212	$328,078	$364,568
Losses and loss adjustment expenses:
Direct	$144,178	$73,948	$115,072
Assumed	118,515	141,340	259,938
Ceded	(25,325)	(30,802)	(110,514)
Net	$237,368	$184,486	$264,496

8.
Senior Debt

On June 5, 2013, the Company closed on a three year $125.0 million senior revolving credit facility (the “Facility”). James River Group Holdings, Ltd. and JRG Re are borrowers on the Facility. A subsidiary of the Bank Holding Company is one of the lenders for the Facility, with an $8.0 million commitment allocation on the total $125.0 million facility. A portion of the proceeds from the Facility were used to pay off the $20.0 million balance of the previous senior facility. The new Facility is comprised of two parts:
•
A $62.5 million secured revolving facility to be utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2014, JRG Re had $40.1 million of letters of credit issued under the facility.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

8.
Senior Debt (continued)

•
A $62.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin of 2.0%, which is subject to change according to terms in the credit agreement.

The Company amended the Facility on September 24, 2014. The amendment expanded the total facility to $175.0 million by increasing the unsecured portion of the revolving facility to $112.5 million, extended the maturity date of the facility to September 24, 2019, and modified certain other terms of the agreement including the schedule used to determine the rate of interest on borrowings under the facility. At December 31, 2014, the Company had a drawn balance of  $73.3 million outstanding on the unsecured revolver. A subsidiary of the Surviving Bank Holding Company is one of the lenders for the Facility, with a $10.0 million commitment allocation on the total $175.0 million facility.
This debt contains certain financial and other covenants with which the Company is in compliance at December 31, 2014.
On May 26, 2004, James River Group issued $15.0 million of unsecured, floating rate senior debentures (the “Senior Debt”), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the indenture) plus 3.85%. The Senior Debt is redeemable prior to its stated maturity in whole or in part, at the option of James River Group.
The terms of the indenture generally provide that so long as the Senior Debt is outstanding, neither James River Group nor any of its subsidiaries may:
•
assume or permit to exist any indebtedness that is secured by any encumbrance on the capital stock of James River Group or any of its subsidiaries which is senior to the Senior Debt; or

•
issue, sell, transfer or otherwise dispose of any shares of, securities convertible into, or warrants rights or options to subscribe for or purchase shares of, capital stock of any subsidiary.

James River Group is in compliance with all covenants of the indenture at December 31, 2014.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.
9.
Junior Subordinated Debt

The Company issued trust preferred securities (“Trust Preferred Securities”) through James River Capital Trust I, James River Capital Trust II, James River Capital Trust III, James River Capital Trust IV, and Franklin Holdings II (Bermuda) Capital Trust I, (each, a “Trust”; collectively, the “Trusts”). These Delaware statutory trusts are sponsored and wholly-owned by the Company. Each Trust was created solely for the purpose of issuing the Trust Preferred Securities.
Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company’s floating rate junior subordinated debentures (the “Junior Subordinated Debt”) issued to the Trust under an indenture (each, an “Indenture”; collectively, the “Indentures”). The Junior Subordinated Debt is the sole asset of each Trust, and the Trust Preferred Securities are the sole liabilities of each Trust. The Company purchased all of the outstanding common stock of the Trusts, and the investment in the Trusts is included in “other assets” in the accompanying consolidated balance sheets.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

9.
Junior Subordinated Debt (continued)

The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:
	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of Trust Preferred Securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of Junior Subordinated Debt	$7,217	$15,464	$20,619	$55,670	$30,928
Carrying amount of Junior Subordinated Debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of Junior Subordinated Debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	7.51% until March 15, 2013; three-Month LIBOR plus 3.1% thereafter	7.97% until June 15, 2013; three-Month LIBOR plus 4.0% thereafter
Redeemable at 100% of principal amount at option of the Company on or after	May 24, 2009	December 15, 2009	June 15, 2011	March 15, 2013	June 15, 2013
Interest on the Trust Preferred Securities and interest paid to the Trusts on the Junior Subordinated Debt is payable quarterly in arrears at a per annum rate as described in the table above. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default.
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2014.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
10.
Capital Stock

On November 6, 2014, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock of James River Group Holdings, Ltd. (the “Offering”). On December 9, 2014, the Company effected a share conversion in which all of the Company’s Class A common shares were converted to common shares (the “Recapitalization”) on a 1 for 50 basis (the “Stock Split”). The Company’s authorized share capital following the Recapitalization and the Stock Split consists of 200,000,000 common shares, par value

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

10.
Capital Stock (continued)

$0.0002 per share (28,540,350 shares issued and outstanding) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding). The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the Recapitalization and the Stock Split for all periods presented.
On November 20, 2013, in connection with the merger of Franklin Holdings II (Bermuda), Ltd. (“Franklin Holdings II”) into the Company, Franklin Holdings II’s sole minority shareholder transferred 6,000 Franklin Holdings II Class A common shares to the Company in exchange for the issuance of 10,350 common shares on October 22, 2013 (see Note 12).
On April 3, 2013, the Company repurchased 7,500,000 outstanding common shares at a price per share of  $14.77, for a total purchase price of  $110.8 million. Of this amount, $88.6 million was paid in cash and $22.2 million was paid with promissory notes. The principal amount of these promissory notes and all accrued interest amounts due were repaid in full on June 5, 2013. Interest on the notes was 2.5% per annum.
On December 12, 2012, the Company issued 312,000 common shares in exchange for 180,870 Franklin Holdings II Class B common shares (see Note 12).
The Company has 5,382,400 common shares reserved for future issuance upon exercise of equity awards.
On August 27, 2014, the Board of Directors of the Company declared a cash dividend of  $2.45 per share on its outstanding common shares payable to shareholders of record as of June 30, 2014. The cash dividend totaled $70.0 million and was funded through a $50.0 million dividend paid to the Company by its reinsurance subsidiary, JRG Re, and by additional borrowings on its unsecured revolving credit facility of $20.0 million.
No dividends were declared in 2013 or 2012 (see Note 23).
11.
Equity Awards

Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). Under the Legacy Plan, employees received non-qualified stock options. Options are outstanding under the Legacy Plan; however, no additional awards may be granted.
Employees are eligible to receive non-qualified stock options, incentive stock options (“ISOs”), share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150. Awards that are forfeited, cancelled, terminated, expired, or lapsed may be reissued, and such awards as well as cash awards do not apply to this limitation.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000. Awards that are forfeited, cancelled, terminated, expired, or lapsed may be reissued, and such awards as well as cash awards do not apply to this limitation.
All awards issued under the 2014 LTIP and 2014 Director Plan are at the discretion of the Board of Directors. The Company granted non-qualified stock options and RSUs under these plans in 2014. At December 31, 2014, 1,844,298 and 42,860 awards are available for grant under the 2014 LTIP and 2014 Director Plan, respectively.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

11.
Equity Awards (continued)

All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), during the 12-month period following a Change in Control (as defined).
Options
The following table summarizes the option activity for the years ended December 31, 2014, 2013, and 2012:
	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	2,166,250	$15.51	2,287,500	$15.50	2,330,000	$15.56
Granted	993,518	$21.00	50,000	$16.83	595,000	$15.41
Lapsed	(55,000)	$15.65	(171,250)	$15.65	(637,500)	$15.65
End of year	3,104,768	$17.27	2,166,250	$15.51	2,287,500	$15.50
Exercisable, end of year	1,751,249	$15.51	1,570,100	$15.54	1,431,950	$15.59

The majority of the outstanding options have a contractual life of seven years from the original date of grant, and all of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. For 2014, the fair value of the underlying share was equal to the market price. For 2013 and 2012, management determined the fair value of an underlying share based on a variety of information including an appraisal by an independent third-party that utilized a combination of a market approach and a discounted cash flow analysis which projected the future cash flows of the Company and discounted those cash flows to the present value.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The fair value used for calculating intrinsic values was $22.76, $18.01, and $13.61 at December 31, 2014, 2013, and 2012, respectively. The aggregate intrinsic value of options outstanding at December 31, 2014 and 2013 was $17.1 million and $5.4 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2014 and 2013 was $12.7 million and $3.9 million, respectively. Options outstanding and exercisable at December 31, 2012 had no intrinsic value.
The weighted-average remaining contractual life of the options outstanding and options exercisable at December 31, 2014 is 4.0 years and 2.3 years, respectively. The weighted-average fair value of options granted during 2014, 2013, and 2012 was $3.99, $3.62, and $2.41, respectively. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions:
	Year Ended December 31,
	2014	2013	2012
Range of risk-free interest rates	1.53%	0.77% – 1.50%	0.62% – 0.85%
Dividend yield	2.00%	0.00%	1.30%
Expected share price volatility	25.00%	26.00%	26.00%
Expected life	5.0 years	5.0 years	5.0 years

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

11.
Equity Awards (continued)

The risk-free interest rate assumption is based on the five-year U.S. Treasury rate at the date of the grant. The dividend yield assumption is based upon dividends expected to be declared over the life of the options at the date of grant. The share price volatility assumption is based upon historical data for property/casualty companies which the Company deems to be its peers. The expected life is determined using the simplified method, which factors in the average of the midpoint and the contractual term of each tranche in determining a single expected life. The simplified method is used as the Company does not have sufficient historical exercise data to estimate an expected term.
The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected share price volatility. Because the Company’s share options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of such share options.
RSUs
The following table summarizes the RSU activity for the year ended December 31, 2014:
	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	—	$—
Granted	340,474	$21.00
Unvested, end of year	340,474	$21.00

The vesting period of RSUs granted to employees range from three to five years and vest ratably over the respective vesting period. All RSUs granted to date to non-employee directors have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents will be settled in shares at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:
	December 31,
	2014	2013	2012
	(in thousands)
Share based compensation expense	$589	$647	$1,012
U.S. tax benefit on share based compensation expense	$135	$139	$248
As of December 31, 2014, the Company had $11.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 3.2 years.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

12.
Non-Controlling Interest — Subsidiary Common Shares and Share Options

During 2007, in connection with the Merger, optionees holding 602,926 options elected to roll over these vested options (the “Rollover Options”) into rollover plans (the “Rollover Plans”) sponsored by Franklin Holdings II. A summary of option activity in the Rollover Plans is as follows:
	Year Ended December 31, 2012
	Number of Shares	Weighted-Average Exercise Price
Outstanding and exercisable, beginning of period	569,129	$15.92
Exercised	(569,129)	$15.92
Outstanding and exercisable, end of period	—	$—

On December 12, 2012, the Company and Franklin Holdings II’s Board of Directors and shareholders, as applicable, approved a series of equity transactions including (i) the contribution of the 312,000 of the Company’s common shares to Franklin Holdings II and (ii) the net exercise of Franklin Holdings II Rollover Options in exchange for shares of the Company’s common shares (the “Offering”).
Upon exercise, the Rollover Option holders received the following pursuant to the terms of the Offering:
•
Consideration of  $4.7 million of shares less $1.9 million of shares withheld for taxes of the Company’s common shares with an aggregate value equal to the excess, if any, of  (i) the fair market value of the Franklin Holdings II shares subject to the eligible options (which fair market value was deemed to equal $24.15 per share, as determined by the Company’s Board of Directors) over (ii) the aggregate exercise price of the eligible options. The fair market value of the Company’s common shares for this transaction was determined by the Company’s Board of Directors to be $13.99 per share, and

•
$2.7 million for bonus shares determined based upon the number of shares subject to the eligible options and the exercise price of each eligible option. This bonus consisted of the Company’s common shares and cash, with the cash portion approximately equal to the aggregate amount of $1.1 million of required withholding taxes. This bonus expense is included in “other expenses” in the accompanying consolidated statement of income and comprehensive income.

All of the holders of the outstanding Rollover Options elected to participate in the offering.
On April 3, 2013, Franklin Holdings II repurchased 20,766 of its outstanding Class A common shares at a price per share of  $25.4748, for a total cash purchase price of  $529,000.
On October 22, 2013, Franklin Holdings II’s sole minority shareholder transferred 6,000 Franklin Holdings II Class A common shares to the Company (see Note 10).
13.
Income Taxes

Under current Bermuda law, James River Group Holdings, Ltd. and its Bermuda based subsidiary are not required to pay any Bermuda taxes on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2035.
The Company’s U.S. subsidiaries are, however, subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return. The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2011. Should the U.S. subsidiaries pay a dividend outside the U.S. group, a withholding tax will apply.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

13.
Income Taxes (continued)

The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 35% have been used for Bermuda and the U.S., respectively. U.S. income before Federal income taxes was $9.0 million, $31.1 million, and $2.5 million for the years ending December 31, 2014, 2013, and 2012, respectively. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Expected Federal income tax expense	$3,166	$10,906	$863
Tax-exempt investment income	(751)	(769)	(1,279)
Dividends received deduction	(740)	(583)	(582)
Tax credits on renewable energy investments	(2,033)	—	—
Other	897	187	101
Federal income tax expense (benefit)	539	9,741	(897)
U.S. State income tax expense	400	—	—
Total income tax expense (benefit)	$939	$9,741	$(897)

The significant components of the net deferred tax asset or liability at the current prevailing corporate income tax rate are summarized as follows:
	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$5,673	$2,681
Reserve for losses and loss adjustment expenses	5,112	6,135
Unearned premiums	2,130	1,689
Share based compensation	2,856	2,720
Allowance for doubtful accounts	695	596
Deferred policy acquisition costs	123	551
Property and equipment	1,771	1,353
Invested asset impairments	824	281
Other	1,851	2,090
Total deferred tax assets	21,035	18,096
Deferred tax liabilities:
Intangible assets	12,592	12,611
Net unrealized gains	4,248	758
Deferred gain on extinguishment of debt	424	530
Other	3,320	4,003
Total deferred tax liabilities	20,584	17,902
Net deferred tax assets	$451	$194

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

13.
Income Taxes (continued)

The Company does not provide for deferred taxes on unremitted U.S. earnings. Management has taken the position that earnings of its U.S. subsidiaries have been and will be indefinitely reinvested in U.S. operations, and, therefore, the recording of deferred tax liabilities for unremitted U.S. earnings is not required.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2014 or 2013.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2014, 2013, and 2012, the Company paid $1.4 million, $1.4 million, and $1.2 million, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of  $1.8 million, $2.6 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.
14.
Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Amortization of policy acquisition costs	$85,183	$71,648	$88,577
Other underwriting expenses of the insurance segments	38,748	34,849	30,983
Other operating expenses of the Corporate and Other segment	9,124	8,307	7,324
Total	$133,055	$114,804	$126,884

With respect to other expenses, the Company’s directors and shareholders approved a cash bonus pool for certain officers and employees that became effective with the consummation of the Offering. The amount of the cash bonus pool was $10.2 million and will be paid in two installments in December 2015 and 2016; provided that the recipient has neither competed with the Company nor solicited the Company’s employees to leave their employment prior to the payment dates. Also included in other expenses for the year ended December 31, 2014 were $4.3 million of legal, audit and other professional services related to the Company’s Offering, $399,000 of other Offering related expenses, $600,000 of employee severance expenses, $183,000 of due diligence costs for various merger and acquisition activities which were not consummated, and $299,000 of expenses associated with a related party leasing agreement (Note 22).
Other expenses of  $677,000 for the year ended December 31, 2013 includes $392,000 of due diligence expenses related to an acquisition that was not consummated and $285,000 of expenses associated with a related party leasing agreement (Note 22). Other expenses of  $3.4 million for the year ended December 31, 2012 includes $2.7 million of expense associated with a bonus in stock (see Note 12), $432,000 of due diligence expenses related to an acquisition that was not consummated, and $239,000 of expenses associated with a related party leasing agreement (Note 22).

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

15.
Employee Benefits

The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2014, 2013, and 2012, respectively, the expense associated with the Savings Plans totaled $1.3 million, $1.1 million, and $978,000, respectively.
16.
Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows or results of operations.
The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $2.4 million, $2.2 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, future minimum payments under non-cancelable operating leases are as follows (in thousands):
2015	$2,333
2016	2,351
2017	2,386
2018	1,579
2019	546
Thereafter	1,106
$10,301

Included in the future minimum lease payments is $5.8 million related to the building constructed and owned by a partnership in which the Company has a minority investment (see Note 22).
The Company’s Specialty Admitted Insurance segment has entered into an agreement to lease certain policy management software. The five year lease begins January 1, 2015 and total payments to be made under the lease are $2.2 million spread evenly at $440,000 per year.
The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $125.0 million facility, $101.2 million of letters of credit were issued through December 31, 2014 and assets of  $111.4 million were on deposit at December 31, 2014 securing the letters of credit. Under a $62.5 million facility, $40.1 million of letters of credit were issued through December 31, 2014 and assets of  $51.8 million were on deposit at December 31, 2013 securing the letters of credit. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $218.2 million at December 31, 2014 (see Note 2).

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

17.
Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive (loss) income:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$12,910	$(37,225)	$23,160
U.S. income taxes	(2,820)	5,854	(5,594)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	10,090	(31,371)	17,566
Less reclassification adjustment:
Net realized investment (losses) gains	(1,734)	10,733	7,723
U.S. income taxes	669	(2,859)	(2,512)
Reclassification adjustment for investment (losses) gains realized in net income	(1,065)	7,874	5,211
Other comprehensive income (loss)	$11,155	$(39,245)	$12,355

In addition to the $1.7 million of realized investment losses on available-for-sale securities for the year ended December 31, 2014, the Company recognized $967,000 of realized gains on its investments in bank loan participations and $569,000 of realized investment losses on its short-term and other invested assets in 2014.
In addition to the $10.7 million of realized investment gains on available-for-sale securities for the year ended December 31, 2013, the Company recognized $1.9 million of realized gains on its investments in bank loan participations in 2013.
In addition to the $7.7 million of realized investment gains on available-for-sale securities for the year ended December 31, 2012, the Company recognized $1.3 million of realized gains on its investments in bank loan participations in 2012.
18.
Segment Information

The Company has four reportable segments, three of which are separately managed business units and the fourth (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers workers’ compensation insurance coverage as well as specialty admitted program business starting in late 2013. The Casualty Reinsurance segment offers commercial liability and property reinsurance to U.S. insurance companies and to the Company’s U.S.-based insurance subsidiaries. The Corporate and Other segment consists of certain management and treasury activities of James River Group and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and all investments accounted for using the equity method. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized investment gains (losses). Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

18.
Segment Information (continued)

expenses and other operating expenses of the operating segments. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.
	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2014
Gross written premiums	$252,707	$59,380	$206,680	$—	$518,767
Net earned premiums	195,786	28,449	171,977	—	396,212
Segment revenues	208,778	30,896	193,909	5,420	439,003
Net investment income	14,083	2,320	20,745	5,857	43,005
Interest expense	—	—	—	6,347	6,347
Underwriting profit of operating segments	34,213	33	667	—	34,913
Segment goodwill	181,831	—	—	—	181,831
Segment assets	684,838	124,503	1,035,084	114,867	1,959,292
As of and for the Year Ended December 31, 2013
Gross written premiums	$192,394	$20,594	$155,530	$—	$368,518
Net earned premiums	141,826	17,908	168,344	—	328,078
Segment revenues	165,431	21,582	193,752	5,527	386,292
Net investment income	15,489	2,601	21,907	5,376	45,373
Interest expense	—	—	—	6,777	6,777
Underwriting profit (loss) of operating segments	43,523	(3,868)	(2,560)	—	37,095
Segment goodwill	181,831	—	—	—	181,831
Segment assets	651,249	92,700	967,982	94,862	1,806,793
As of and for the Year Ended December 31, 2012
Gross written premiums	$158,654	$36,709	$296,568	$—	$491,931
Net earned premiums	115,940	32,189	216,439	—	364,568
Segment revenues	140,594	36,352	241,005	(41)	417,910
Net investment income	18,080	2,736	23,605	(124)	44,297
Interest expense	—	—	—	8,266	8,266
Underwriting profit (loss) of operating segments	16,979	(17,318)	(19,149)	—	(19,488)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	714,665	102,573	1,109,052	99,091	2,025,381
The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to income from continuing operations before taxes:

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

18.
Segment Information (continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$34,213	$43,523	$16,979
Specialty Admitted Insurance	33	(3,868)	(17,318)
Casualty Reinsurance	667	(2,560)	(19,149)
Total underwriting profit (loss) of operating segments	34,913	37,095	(19,488)
Other operating expenses of the Corporate and Other segment	(9,124)	(8,307)	(7,324)
Underwriting profit (loss)	25,789	28,788	(26,812)
Net investment income	43,005	45,373	44,297
Net realized investment (losses) gains	(1,336)	12,619	8,915
Other income	1,122	222	130
Other expenses	(16,012)	(677)	(3,350)
Interest expense	(6,347)	(6,777)	(8,266)
Amortization of intangible assets	(597)	(2,470)	(2,848)
Impairment of intangible assets	—	—	(4,299)
Income before income taxes	$45,624	$77,078	$7,767

The Company currently has 14 underwriting divisions, including 12 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Manufacturers and Contractors	$72,063	$58,509	$46,648
Excess Casualty	31,688	32,489	29,761
Allied Health	9,707	9,148	8,391
General Casualty	60,458	22,636	12,674
Professional Liability	10,784	10,695	10,664
Energy	28,980	21,400	15,766
Excess Property	11,795	10,988	9,231
Medical Professionals	3,922	4,492	5,294
Life Sciences	10,155	9,978	9,865
Environmental	3,431	2,557	2,954
Sports and Entertainment	2,753	3,189	1,624
Small Business	6,971	6,313	5,782
Total Excess and Surplus Lines segment	252,707	192,394	158,654
Specialty Admitted Insurance segment	59,380	20,594	36,709
Casualty Reinsurance segment	206,680	155,530	296,568
Total	$518,767	$368,518	$491,931

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

18.
Segment Information (continued)

The Company does business with three brokers that generated $64.5 million, $38.3 million, and $29.8 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2014, representing 12.4% (BB&T Wholesale Specialty), 7.4%, and 5.7% of consolidated gross written premiums and 25.5%, 15.2%, and 11.8% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2014.
The Company does business with an agency that generated $12.9 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2014, representing 2.5% of the consolidated gross written premiums and 21.8% of the Specialty Admitted Insurance segment’s gross written premiums. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2014.
The Company does business with three brokers that generated $64.2 million, $56.5 million and $32.7 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2014, representing 12.4% (Atlantic Intermediaries), 10.9% (Aon Benfield), and 6.3% of consolidated gross written premiums and 31.0%, 27.3% and 15.8% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2014. The Casualty Reinsurance segment assumed business from two unaffiliated ceding companies that generated $100.2 million and $37.5 million of gross written premiums for the year ended December 31, 2014, representing 19.3% (State National Insurance Company) and 7.2% of consolidated gross written premiums and 48.5% and 18.1% of the Casualty Reinsurance segment’s gross written premiums, respectively.
19.
Fair Value Measurements

Three levels of inputs are used to measure fair value of financial instruments: (1) Level 1: quoted price (unadjusted) in active markets for identical assets, (2) Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument, and (3) Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2012.
The Company reviews fair value prices provided by its outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by our investment custodian. The Company also reviews and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

19.
Fair Value Measurements (continued)

limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.
Assets measured at fair value on a recurring basis as of December 31, 2014 are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$99,046	$—	$99,046
Residential mortgage-backed	—	115,249	—	115,249
Corporate	—	267,882	—	267,882
Commercial mortgage and asset-backed	—	113,341	—	113,341
Obligations of U.S. government corporations and agencies	—	101,275	—	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,891	1,378	—	58,269
Redeemable preferred stock	—	1,901	—	1,901
Total fixed maturity securities	56,891	700,072	—	756,963
Equity securities:
Preferred stock	—	49,601	—	49,601
Common stock	17,570	734	—	18,304
Total equity securities	17,570	50,335	—	67,905
Total available-for-sale securities	$74,461	$750,407	$—	$824,868
Trading securities:
Fixed maturity securities	$—	$7,388	$—	$7,388
Short-term investments	$58,507	$73,349	$—	$131,856

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

19.
Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2013 are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$76,146	$—	$76,146
Residential mortgage-backed	—	98,569	—	98,569
Corporate	—	251,517	—	251,517
Commercial mortgage and asset-backed	—	83,965	—	83,965
Obligations of U.S. government corporations and agencies	—	104,961	—	104,961
U.S. Treasury securities and obligations guaranteed by the U.S. government	44,757	1,554	—	46,311
Redeemable preferred stock	—	1,649	—	1,649
Total fixed maturity securities	44,757	618,361	—	663,118
Equity securities:
Preferred stock	—	37,042	—	37,042
Common stock	29,031	734	—	29,765
Total equity securities	29,031	37,776	—	66,807
Total available-for-sale securities	$73,788	$656,137	$—	$729,925
Trading securities:
Fixed maturity securities	$4,980	$12,326	$—	$17,306
Short-term investments	$45,523	$25,995	$—	$71,518

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$—	$—	$4,386
Transfers out of Level 3	—	—	(13,234)
Transfers in to Level 3	—	—	9,314
Purchases	—	—	2,388
Sales	—	—	(2,990)
Amortization of discount	—	—	25
Total gains or losses (realized/unrealized):
Included in earnings	—	—	61
Included in other comprehensive income	—	—	50
Ending balance	$—	$—	$—

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

19.
Fair Value Measurements (continued)

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2014, 2013 or 2012. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the year ended December 31, 2014 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at December 31, 2014.
The Company measures bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2013
Bank loan participations held-for-investment	$—	$—	$246	$246

There were no assets measured at fair value on a nonrecurring basis at December 31, 2014. At December 31, 2013, bank loan participations held for investment that were determined to be impaired were written down to their fair value of  $246,000. The valuation allowance for credit losses on bank loan participations was $242,000 at December 31, 2013.
In the determination of the fair value for bank loan participations and certain high yield bonds, the Company’s investment manager endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the investment manager determines that only one external pricing source is appropriate or if only one external price is available, the relevant investment is generally recorded at fair value based on such price.
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2014, there were bank loan participations with an unpaid principal balance of  $14.1 million and a carrying value of  $12.7 million

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

19.
Fair Value Measurements (continued)

for which external sources were unavailable to determine fair value. At December 31, 2013, there were bank loan participations with an unpaid principal balance of  $18.2 million and a carrying value of  $17.2 million for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:
	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$756,963	$756,963	$663,118	$663,118
Equity securities	67,905	67,905	66,807	66,807
Trading:
Fixed maturity securities	7,388	7,388	17,306	17,306
Bank loan participations held-for-investment	239,511	231,251	197,659	200,626
Cash and cash equivalents	73,383	73,383	158,604	158,604
Short-term investments	131,856	131,856	71,518	71,518
Other invested assets – notes receivable	4,500	6,410	7,750	9,661
Liabilities
Senior debt	88,300	79,850	58,000	52,698
Junior subordinated debt	104,055	89,100	104,055	79,524
The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and Junior Subordinated Debt at December 31, 2014 and 2013 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2014 and 2013, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at December 31, 2014 and 2013 were determined using inputs to the valuation methodology that are unobservable (Level 3).
20.
Statutory Matters

U.S.
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

20.
Statutory Matters (continued)

insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP, and (d) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2014, 2013, and 2012 and for the years then ended are summarized as follows:
	2014	2013	2012
	(in thousands)
Statutory net income	$14,872	$24,857	$21,247
Statutory capital and surplus	207,813	208,369	252,614
Minimum required statutory capital and surplus	21,250	21,250	21,250
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2014, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
Under the Bermuda Insurance Act, 1978 and related regulations, JRG Re is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2014 was approximately $66.0 million. Actual statutory capital and surplus at December 31, 2014 was $321.6 million. JRG Re had statutory net income of  $35.0 million for 2014, $52.6 million for 2013, and $25.2 million for 2012. JRG Re had shareholders’ equity of  $385.8 million on a GAAP basis at December 31, 2014. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP are deferred acquisition costs, which are non-admitted assets for Bermuda statutory purposes.
JRG Re maintains a Class 3B license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2014, the Company met the minimum liquidity ratio requirement.
21.
Dividend Restrictions

U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2015 without regulatory approval is $20.8 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

21.
Dividend Restrictions (continued)

There is no tax treaty between Bermuda and the U.S. Accordingly, the payment of any dividends by the Company’s U.S.-based subsidiaries to a Bermuda-based entity is subject to U.S. taxes at a 30.0% tax rate. JRG Holdings decided that earnings of its U.S. subsidiaries have been and will be indefinitely reinvested in U.S. operations.
Bermuda
Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re during 2015 is calculated to be approximately $80.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which may decrease this available dividend amount.
As of December 31, 2014, JRG Holdings had consolidated retained earnings of  $41.3 million, all of which was available for the payment of dividends to shareholders.
22.
Other Related Party Transactions

The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. As a result of being deemed the owner for accounting purposes, the building is recorded as an asset and the related financing obligation is recorded as a liability on the accompanying consolidated balance sheets. Since the arrangement did not qualify for sale-lease back treatment upon completion of the asset’s construction, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. Both the financing obligation and the lease have 10-year terms which started in 2007. The arrangements provide for 2.0% fixed annual rent increases.
The Chairman of the Board and Chief Executive Officer of the Company owns a plane that the Company leases. Total fees paid by the Company for the use of this plane were $690,000, $228,000, and $248,000 for 2014, 2013, and 2012, respectively.
Prior to the Company’s Offering, the Company had various compensation arrangements with each of the Company’s two Independent Directors. Pursuant to these agreements, one director was paid $250,000, $256,000, and $156,700 in director fees, Investment Committee Chairman service fees, and investment and other business consulting fees for 2014, 2013, and 2012, respectively. Upon the Company’s Offering, the Company entered into a consulting agreement (the “Consulting Agreement”) with this director. Under the terms of the Consulting Agreement, the director will receive $150,000 per year, payable quarterly, in exchange for investment and other business consulting services. The Consulting Agreement is for one year and automatically renews for a one year term unless written notice is provided 30 days prior to the expiration of the term. Another director was paid $104,000 in director’s fees in 2014 and 2013 and $123,000 in director’s fees and investment consulting fees in 2012.
23.
Subsequent Events

At December 31, 2014, the Company had committed to lend $20.0 million to an affiliate of First Wind that was funded in January 2015. The Company had also committed to lend $1.0 million to another affiliate of the Company’s largest shareholder that was partially funded in February 2015.

James River Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2014, 2013, and 2012

23.
Subsequent Events (continued)

On February 17, 2015, the Board of Directors declared a cash dividend of  $0.16 per common share. The dividend is payable on March 31, 2015 to shareholders of record on March 16, 2015.
24.
Unaudited Selected Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations:
	2014 Quarter				2014
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$147,241	$96,960	$171,415	$103,151	$518,767
Total revenues	99,695	106,796	111,817	120,695	439,003
Net income	9,138	9,513	17,168	8,866	44,685
Comprehensive income	14,911	15,244	12,748	12,937	55,840
Earnings per share:
Basic	$0.32	$0.33	$0.60	$0.31	$1.57
Diluted	$0.32	$0.33	$0.60	$0.31	$1.55
	2013 Quarter				2013
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$74,770	$90,251	$119,399	$84,098	$368,518
Total revenues	103,107	97,897	93,351	91,937	386,292
Net income	15,732	12,404	21,171	18,030	67,337
Comprehensive income	9,048	(13,117)	18,569	13,592	28,092
Earnings (loss) per share:
Basic	$0.44	$0.43	$0.74	$0.63	$2.21
Diluted	$0.44	$0.43	$0.74	$0.63	$2.21

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.

Summary of Investments — Other than Investments in Related Parties
Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$90,715	$99,046	$99,046
Residential mortgage-backed	113,997	115,249	115,249
Corporate	249,599	255,268	255,268
Commercial mortgage and asset-backed	111,056	113,341	113,341
Obligations of U.S. government corporations and agencies	100,376	101,275	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	58,269	58,269
Redeemable preferred stock	2,025	1,901	1,901
Total fixed maturity securities, available-for sale	725,941	744,349	744,349
Fixed maturity securities, trading	7,324	7,388	7,388
Equity securities, available-for-sale
Preferred Stock	45,149	49,601	49,601
Common Stock	12,747	11,772	11,772
Total equity securities, available-for sale	57,896	61,373	61,373
Bank loan participations, held-for-investment, net of allowance	234,925	226,623	234,925
Short-term investments	130,856	130,856	130,856
Other invested assets			4,003
Total invested assets			$1,182,894

(1)
Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
	December 31,
	2014	2013
	(in thousands)
Assets
Cash and cash equivalents	$623	$514
Investment in subsidiaries	893,365	864,509
Due from subsidiaries	247	270
Other assets	2,450	1,513
Total assets	$896,685	$866,806
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$4,473	$1,645
Senior debt	73,300	43,000
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	100,000	100,000
Due to subsidiaries	14,884	4,743
Other liabilities	179	—
Total liabilities	208,764	165,316
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	628,236	627,647
Retained earnings	41,323	66,636
Accumulated other comprehensive income	18,356	7,201
Total shareholders’ equity	687,921	701,490
Total liabilities and shareholders’ equity	$896,685	$866,806

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
Management fees from subsidiaries	$2,600	$2,600	$2,528
Other Income	40	—	—
Total revenues	2,640	2,600	2,528
Expenses:
Other operating expenses	5,204	4,746	4,240
Other expenses	7,353	389	—
Interest expense	3,099	1,638	310
Total expenses	15,656	6,773	4,550
Income before equity in net income of subsidiaries	(13,016)	(4,173)	(2,022)
Equity in net income of subsidiaries	57,701	71,510	10,686
Net income	$44,685	$67,337	$8,664
Other comprehensive income:
Equity in other comprehensive earnings (losses) of subsidiaries	11,155	(39,245)	12,355
Total comprehensive income	$55,840	$28,092	$21,019

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$44,685	$67,337	$8,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	203	129	2
Share based compensation expense	589	647	1,012
Equity in undistributed earnings of subsidiaries	(57,701)	(71,510)	(10,686)
Changes in operating assets and liabilities	12,443	2,213	(66)
Net cash provided by (used in) operating activities	219	(1,184)	(1,074)
Investing activities
Dividends from subsidiaries	50,000	—	—
Purchases of property and equipment	—	(3)	—
Net cash provided by (used in) investing activities	50,000	(3)	—
Financing activities
Dividends Paid	(69,998)	—	—
Merger with subsidiary	—	217	—
Senior debt issuance	30,300	43,000	—
Subsidiary note issuance	—	100,000	11,000
Subsidiary note repayment	—	(11,000)	(7,000)
Contribution to subsidiary	(10,000)	(20,000)	(4,000)
Debt issue costs paid	(412)	(649)	—
Common stock repurchases	—	(110,760)	—
Net cash (used in) provided by financing activities	(50,110)	808	—
Change in cash and cash equivalents	109	(379)	(1,074)
Cash and cash equivalents at beginning of period	514	893	1,967
Cash and cash equivalents at end of period	$623	$514	$893
Supplemental information
Interest paid	$3,733	$1,970	$311

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Financial Information of Registrant
Notes to Condensed Financial Statements
1.   Accounting Policies
Organization
James River Group Holdings, Ltd. is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.
Basis of Presentation
The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
Estimates and Assumptions
Preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Supplementary Insurance Information

(in thousands)
	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2014
Excess and Surplus Lines	$14,146	$432,220	$100,554	$195,786	$14,083	$108,146	$33,464	$53,427	$208,124
Specialty Admitted	1,838	54,544	25,295	28,449	2,320	15,179	3,306	13,237	36,228
Casualty Reinsurance	44,218	229,532	151,730	171,977	20,745	114,043	48,413	57,267	205,731
Corporate and Other	—	—	—	—	5,857	—	—	9,124	—
Total	$60,202	$716,296	$277,579	$396,212	$43,005	$237,368	$85,183	$133,055	$450,083
December 31, 2013
Excess and Surplus Lines	$11,435	$378,967	$89,630	$141,826	$15,489	$57,250	$23,518	$41,053	$155,064
Specialty Admitted	949	58,906	7,500	17,908	2,601	12,066	2,212	9,710	18,169
Casualty Reinsurance	33,820	208,579	121,402	168,344	21,907	115,170	45,918	55,734	151,933
Corporate and Other	—	—	—	—	5,376	—	—	8,307	—
Total	$46,204	$646,452	$218,532	$328,078	$45,373	$184,486	$71,648	$114,804	$325,166
December 31, 2012
Excess and Surplus Lines	$9,022	$380,377	$74,782	$115,940	$18,080	$60,985	$22,270	$37,976	$123,483
Specialty Admitted	594	76,010	7,176	32,189	2,736	37,988	4,812	11,519	33,041
Casualty Reinsurance	39,720	253,334	157,097	216,439	23,605	165,523	61,495	70,065	195,785
Corporate and Other	—	—	—	—	(124)	—	—	7,324	—
Total	$49,336	$709,721	$239,055	$364,568	$44,297	$264,496	$88,577	$126,884	$352,309

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Reinsurance
	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2014:
Excess and Surplus Lines Written Premiums	$252,707	$44,583	$—	$208,124	—
Specialty Admitted Written Premiums	57,454	23,152	1,926	36,228	5.3%
Casualty Reinsurance Written Premiums	—	949	206,680	205,731	100.5%
Total Written Premiums	$310,161	$68,684	$208,606	$450,083	46.3%
Year Ended December 31, 2013:
Excess and Surplus Lines Written Premiums	$192,394	$37,330	$—	$155,064	—
Specialty Admitted Written Premiums	19,213	2,425	1,381	18,169	7.6%
Casualty Reinsurance Written Premiums	—	3,597	155,530	151,933	102.4%
Total Written Premiums	$211,607	$43,352	$156,911	$325,166	48.3%
Year Ended December 31, 2012:
Excess and Surplus Lines Written Premiums	$158,654	$35,171	$—	$123,483	—
Specialty Admitted Written Premiums	35,302	3,668	1,407	33,041	4.3%
Casualty Reinsurance Written Premiums	—	100,783	296,568	195,785	151.5%
Total Written Premiums	$193,956	$139,622	$297,975	$352,309	84.6%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$1,701	$812	$(528)	$1,985
Allowance for Credit Losses on Bank Loans	242	752	(242)	752
Total	$1,943	$1,564	$(770)	$2,737
Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$2,220	$459	$(978)	$1,701
Allowance for Credit Losses on Bank Loans	121	121	—	242
Total	$2,341	$580	$(978)	$1,943
Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$1,940	$975	$(695)	$2,220
Allowance for Credit Losses on Bank Loans	591	121	(591)	121
Total	$2,531	$1,096	$(1,286)	$2,341

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Supplementary Information Concerning Property Casualty Insurance Operations
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Deferred policy acquisition costs	$60,202	$46,204	$49,336
Reserve for losses and loss adjustment expenses	716,296	646,452	709,721
Unearned premiums	277,579	218,532	239,055
Net earned premiums	396,212	328,078	364,568
Net investment income	43,005	45,373	44,297
Losses and loss adjustment expenses incurred:
Current year	264,786	221,938	263,102
Prior year	(27,418)	(37,452)	1,394
Total losses and loss adjustment expenses incurred	237,368	184,486	264,496
Amortization of policy acquisition costs	85,183	71,648	88,577
Paid losses and loss adjustment expenses, net of reinsurance	175,311	191,410	207,348
Net written premiums	450,083	325,166	352,309