Form 10-Q
period 2015-03-31
James River Group Holdings, Ltd.
filed 2015-05-12
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Victoria Street, Hamilton HM12, Bermuda

(Address of principal executive offices)

(Zip Code)

(441) 278-4580

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Number of shares of the registrant's common stock outstanding at May 5, 2015: 28,540,350

James River Group Holdings, Ltd.

Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or “Quarterly Report,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical or current facts.  You can identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters.  These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, adversely affecting our growth and profitability;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•	a failure of any of the loss limitations or exclusions we employ;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	losses in our investment portfolio;

•	the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•	additional government or market regulation;

•	our reinsurance business being subject to loss settlements made by ceding companies and fronting carriers;

•	a forced sale of investments to meet our liquidity needs;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	our underwriters and other associates taking excessive risks;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cybersecurity incidents;

•	our ability to manage our growth effectively;

•	competition within the casualty insurance and reinsurance industry;

•	an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•	in the event we do not qualify for the insurance company exception to the passive foreign investment company rules and are therefore considered a passive foreign investment company, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation, including a higher tax rate on dividends received from us and any gain realized on a sale or other disposition of our common shares, as well as an interest charge;

•	the Company or JRG Reinsurance Company, Ltd. becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•	the continued ownership of a significant portion of our outstanding shares by affiliates of our largest shareholder and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders; as well as their rights with respect to board representation and approval rights with respect to certain transactions;

•	changes in our financial condition, regulations or other factors that may restrict our ability to pay dividends; and

•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or “SEC.”

Forward-looking statements speak only as of the date of this Quarterly Report.  Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report, whether as a result of new information or future events or otherwise.  You should not place undue reliance on the forward-looking statements included in this Quarterly Report or that may be made elsewhere from time to time by us, or on our behalf.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2015	2014
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2015 – $717,680; 2014 – $737,916)	$739,984	$756,963
Trading, at fair value (amortized cost: 2015 – $5,747; 2014 – $7,324)	5,816	7,388
Equity securities available-for-sale, at fair value (cost: 2015 – $72,346; 2014 – $64,348)	77,330	67,905
Bank loan participations held-for-investment, at amortized cost, net of allowance	203,601	239,511
Short-term investments	161,220	131,856
Other invested assets	55,010	33,622
Total invested assets	1,242,961	1,237,245

Cash and cash equivalents	71,355	73,383
Accrued investment income	6,582	7,273
Premiums receivable and agents’ balances, net	177,327	162,527
Reinsurance recoverable on unpaid losses	129,616	127,254
Reinsurance recoverable on paid losses	2,635	1,725
Prepaid reinsurance premiums	33,439	29,445
Deferred policy acquisition costs	55,559	60,202
Intangible assets, net	39,976	40,125
Goodwill	181,831	181,831
Other assets	51,172	38,282
Total assets	$1,992,453	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	March 31,	December 31,
	2015	2014
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$744,585	$716,296
Unearned premiums	273,170	277,579
Payables to reinsurers	21,950	19,272
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	26,012	31,107
Other liabilities	36,844	34,762
Total liabilities	1,294,916	1,271,371

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2015 and 2014: $0.0002 par value; 200,000,000 shares authorized; 28,540,350 shares issued and outstanding	6	6
Preferred Shares – 2015 and 2014: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	629,147	628,236
Retained earnings	46,079	41,323
Accumulated other comprehensive income	22,305	18,356
Total shareholders’ equity	697,537	687,921
Total liabilities and shareholders’ equity	$1,992,453	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share amounts)
Revenues
Gross written premiums	$131,258	$147,241
Ceded written premiums	(22,599)	(15,400)
Net written premiums	108,659	131,841
Change in net unearned premiums	8,352	(42,785)
Net earned premiums	117,011	89,056

Net investment income	11,986	12,482
Net realized investment losses	(2,806)	(1,921)
Other income	276	78
Total revenues	126,467	99,695

Expenses
Losses and loss adjustment expenses	74,484	56,114
Other operating expenses	39,797	31,628
Other expenses	69	93
Interest expense	1,704	1,547
Amortization of intangible assets	149	125
Total expenses	116,203	89,507

Income before taxes	10,264	10,188
Income tax expense	887	1,050
Net income	9,377	9,138

Other comprehensive income:
Net unrealized gains, net of taxes of $735 in 2015 and $2,055 in 2014	3,949	5,773
Total comprehensive income	$13,326	$14,911

Per share data:
Basic earnings per share	$0.33	$0.32
Diluted earnings per share	$0.32	$0.32
Dividend declared per share	$0.16	$–

Weighted-average common shares outstanding:
Basic	28,540,350	28,540,350
Diluted	29,098,309	28,780,681

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2013	$6	$627,647	$66,636	$7,201	$701,490
Net income	–	–	9,138	–	9,138
Other comprehensive income	–	–	–	5,773	5,773
Compensation expense under share incentive plans	–	115	–	–	115
Balances at March 31, 2014	$6	$627,762	$75,774	$12,974	$716,516

Balances at December 31, 2014	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	9,377	–	9,377
Other comprehensive income	–	–	–	3,949	3,949
Dividends	–	–	(4,621)	–	(4,621)
Compensation expense under share incentive plans	–	911	–	–	911
Balances at March 31, 2015	$6	$629,147	$46,079	$22,305	$697,537

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net cash provided by operating activities	$25,030	$24,785

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(26,258)	(19,067)
Sales – fixed maturity securities	12,027	1,688
Maturities and calls – fixed maturity securities	34,480	12,191
Purchases – equity securities	(7,998)	(4,906)
Sales – equity securities	–	16,612
Bank loan participations:
Purchases	(31,117)	(67,740)
Sales	49,215	30,777
Maturities	14,784	25,605
Other invested assets:
Purchases	(19,400)	–
Sales	–	5,866
Short-term investments, net	(29,364)	(21,078)
Securities receivable or payable, net	(18,501)	46,555
Purchases of property and equipment	(143)	(86)
Net cash (used in) provided by investing activities	(22,275)	26,417

Financing activities
Dividends paid	(4,567)	–
Repayments of financing obligations net of proceeds	(162)	(157)
Other financing activities	(54)	–
Net cash used in financing activities	(4,783)	(157)
Change in cash and cash equivalents	(2,028)	51,045
Cash and cash equivalents at beginning of period	73,383	158,604
Cash and cash equivalents at end of period	$71,355	$209,649

Supplemental information
Interest paid	$1,802	$1,650

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

Organization

James River Group Holdings, Ltd. (referred to as “JRG Holdings” or the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable.  Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete description of the Company’s business and accounting policies.  In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included.  Such adjustments consist only of normal recurring items.  Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Variable Interest Entities

Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”).  A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose, and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE.  The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

The Company holds interests in VIEs through certain equity method investments in limited liability corporations (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets.  The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships.  Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities.  The Company’s investments related to these VIEs totaled $26.9 million and $25.1 million as of March 31, 2015 and December 31, 2014, respectively, representing the Company’s maximum exposure to loss.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
Fixed maturity securities:
State and municipal	$88,692	$8,980	$–	$97,672
Residential mortgage-backed	109,530	2,894	(929)	111,495
Corporate	238,428	9,664	(3,041)	245,051
Commercial mortgage and asset-backed	127,676	2,956	(57)	130,575
Obligations of U.S. government corporations and agencies	98,981	1,397	(41)	100,337
U.S. Treasury securities and obligations guaranteed by the U.S. government	52,348	496	(16)	52,828
Redeemable preferred stock	2,025	1	–	2,026
Total fixed maturity securities	717,680	26,388	(4,084)	739,984
Equity securities	72,346	5,758	(774)	77,330
Total investments available-for-sale	$790,026	$32,146	$(4,858)	$817,314

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Fixed maturity securities:
State and municipal	$90,715	$8,509	$(178)	$99,046
Residential mortgage-backed	113,997	2,661	(1,409)	115,249
Corporate	261,574	8,742	(2,434)	267,882
Commercial mortgage and asset-backed	111,056	2,429	(144)	113,341
Obligations of U.S. government corporations and agencies	100,376	1,431	(532)	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	289	(193)	58,269
Redeemable preferred stock	2,025	–	(124)	1,901
Total fixed maturity securities	737,916	24,061	(5,014)	756,963
Equity securities	64,348	5,182	(1,625)	67,905
Total investments available-for-sale	$802,264	$29,243	$(6,639)	$824,868

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2015 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$47,301	$47,619
After one year through five years	254,014	256,075
After five years through ten years	55,888	60,034
After ten years	121,246	132,160
Residential mortgage-backed	109,530	111,495
Commercial mortgage and asset-backed	127,676	130,575
Redeemable preferred stock	2,025	2,026
Total	$717,680	$739,984

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2015
Fixed maturity securities:
Residential mortgage-backed	$1,207	$(1)	$46,418	$(928)	$47,625	$(929)
Corporate	9,987	(32)	6,323	(3,009)	16,310	(3,041)
Commercial mortgage and asset-backed	28,354	(23)	11,123	(34)	39,477	(57)
Obligation of U.S. government corporations and agencies	22,455	(19)	10,230	(22)	32,685	(41)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,713	(4)	3,305	(12)	17,018	(16)
Total fixed maturity securities	75,716	(79)	77,399	(4,005)	153,115	(4,084)
Equity securities	2,906	(26)	12,859	(748)	15,765	(774)
Total investments available-for-sale	$78,622	$(105)	$90,258	$(4,753)	$168,880	$(4,858)

December 31, 2014
Fixed maturity securities:
State and municipal	$3,197	$(176)	$247	$(2)	$3,444	$(178)
Residential mortgage-backed	2,072	(2)	47,594	(1,407)	49,666	(1,409)
Corporate	25,885	(235)	22,353	(2,199)	48,238	(2,434)
Commercial mortgage and asset-backed	23,894	(118)	8,742	(26)	32,636	(144)
Obligations of U.S. government corporations and agencies	202	–	48,029	(532)	48,231	(532)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,055	(24)	19,383	(169)	32,438	(193)
Redeemable preferred stock	–	–	1,901	(124)	1,901	(124)
Total fixed maturity securities	68,305	(555)	148,249	(4,459)	216,554	(5,014)
Equity securities	1,361	(205)	10,621	(1,420)	11,982	(1,625)
Total investments available-for-sale	$69,666	$(760)	$158,870	$(5,879)	$228,536	$(6,639)

As of March 31, 2015, the Company held securities of 34 issuers that were in an unrealized loss position with a total fair value of $168.9 million and gross unrealized losses of $4.9 million.  None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The majority of the unrealized losses on fixed maturity securities are interest rate related.  At March 31, 2015, 86.5% of the Company’s fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.  Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2015 had an aggregate fair value of $25.3 million and an aggregate net unrealized loss of $2.5 million.

The Company holds two municipal bonds issued by the Commonwealth of Puerto Rico with a total par value of $4.5 million.  Such bonds are backed by future sales tax revenues in Puerto Rico.  Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on the bonds. Management concluded that the bonds, which have been downgraded to below investment grade, were other-than-temporarily impaired at June 30, 2014.  The Company recognized impairment losses of $1.4 million on these bonds for the year ended December 31, 2014.  For the three months ended March 31, 2015, the Company recognized additional impairment losses of $660,000 on the bonds. There was no impairment on these bonds at March 31, 2014.

Management concluded that none of the other fixed maturity securities with an unrealized loss at March 31, 2015 or December 31, 2014 experienced an other-than-temporary impairment.  Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.  Management also concluded that none of the equity securities with an unrealized loss at March 31, 2015 or December 31, 2014 experienced an other-than-temporary impairment.  Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

The Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico.  PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company.  Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of $752,000.  After recording this impairment, these loans had a carrying value of $7.1 million at December 31, 2014 and unpaid principal of $8.4 million.  At March 31, 2015, the allowance for credit losses on these loans was $617,000. The loans had a carrying value of $6.4 million at March 31, 2015 and unpaid principal of $7.5 million. There was no allowance for credit losses on these loans at March 31, 2014.

A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining energy prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. For three of these loans, we only sold a portion of our holdings in March 2015. Management concluded that the portion of the three loans still held at March 31, 2015 should be considered impaired and an allowance for credit losses of $107,000 was established on the loans. After recording this impairment, these three loans had a carrying value of $2.9 million at March 31, 2015 and unpaid principal of $3.1 million.  In total, including the three loans discussed above, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $25.1 million and an unrealized loss of $2.3 million at March 31, 2015.  There was no allowance for credit losses on these loans at March 31, 2014.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

Bank loan participations generally have a credit rating that is below investment grade (i.e. below “BBB-” for Standard & Poor’s) at the date of purchase.  These bank loans are primarily senior, secured floating-rate debt rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized rating agency.  These bank loans include assignments of, and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets.  Bank loans consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and other similar loans and investments.  Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest.  A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Interest received on nonaccrual loans generally is reported as investment income.  There were no bank loans on nonaccrual status at March 31, 2015 or December 31, 2014.

The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on consultations and advice of the Company’s independent investment manager, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant factors.  The Company generally records an allowance equal to the difference between the fair value and the amortized cost of bank loans that it has determined to be impaired as a practical expedient for an estimate of probable future cash flows to be collected on those bank loans.  Bank loans are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The average recorded investment in impaired bank loans was $8.2 million and $123,000 during the three months ended March 31, 2015 and 2014, respectively. Investment income of $42,000 and $8,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded realized gains of $28,000 in the three months ended March 31, 2015 and realized losses of $67,000 during the three months ended March 31, 2014 for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income.  Net investment income for the three months ended March 31, 2015 includes $6,000 of net trading gains of which $11,000 relates to securities held at March 31, 2015.

The Company’s realized gains and losses are summarized as follows:

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,187	$155
Gross realized losses	(660)	(703)
	527	(548)

Bank loan participations:
Gross realized gains	290	427
Gross realized losses	(3,642)	(3)
	(3,352)	424

Equity securities:
Gross realized gains	–	2
Gross realized losses	–	(140)
	–	(138)

Short-term investments and other:
Gross realized gains	23	–
Gross realized losses	(4)	(1,659)
	19	(1,659)
Total	$(2,806)	$(1,921)

Realized investment gains or losses are determined on a specific identification basis.

Two of the Company’s directors are also directors of First Wind Capital, LLC (“First Wind”), which is an affiliate of the Company’s largest shareholder.  At December 31, 2014, the Company held fixed maturity securities with a fair value of $12.6 million issued by First Wind.  These securities were called in March 2015, resulting in a realized gain of $845,000.  Also at December 31, 2014, the Company held a bank loan participation with a carrying value of $4.6 million from an affiliate of First Wind. The loan was repaid in January 2015.

At December 31, 2013, other invested assets included the Company’s investment in a bank holding company (the “Bank Holding Company”).  At December 31, 2013, the Company’s Corporate and Other segment had invested $5.6 million in the Bank Holding Company, and its ownership interest was 3.6%.  The equity method was used to account for the investment.  The Company recorded a pre-tax loss of $19,000 for the three months ended March 31, 2014, which was included in net investment income in the Company’s condensed consolidated income statement.

Additionally, in 2013, the Company’s Corporate and Other segment purchased $4.5 million of subordinated notes issued by a company that is substantially owned by the Bank Holding Company (the “Bank Affiliate”).  Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum.  Interest income of $86,000 was recognized on the notes for both the three months ended March 31, 2015 and 2014.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

On July 4, 2014, the Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”).  In exchange for its shares of the Bank Holding Company, the Company received $354,000 in cash and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million.  The $4.5 million of subordinated notes issued by the Bank Affiliate became debt of the Surviving Bank Holding Company.  The common shares of the Surviving Bank Holding Company are publicly-traded, and the Company does not have significant influence over the Surviving Bank Holding Company.

On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company. The certificate of deposit, which matures on December 19, 2015, is carried as a short-term investment. Interest income of $1,000 was recognized on this investment for the three months ended March, 31 2015.

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

At March 31, 2015 and December 31, 2014, the Company’s Corporate and Other segment held equity interests ranging from 2.7% to 33.3% in various LLCs that are managed by an affiliate of the Company’s largest shareholder.  The principal objective of the LLCs is capital appreciation and income generation from owning and operating renewable energy facilities engaged in wind and solar energy production.  The Company’s Chairman and Chief Executive Officer invested in certain of these LLCs.  The equity method is used to account for the LLCs which are included in “other invested assets” in the accompanying condensed consolidated balance sheets.

The LLCs had revenues and net income of $12.8 million and $10.2 million for the three months ended March 31, 2015 and 2014, respectively, and the Company recognized income of $2.5 million and $3.3 million in those respective periods for its equity share of LLC income.  The Company received cash distributions from these investments totaling $662,000 and $2.0 million in the three months ended March 31, 2015 and 2014, respectively.  The collective carrying value of the Company’s LLC investments was $26.9 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively.

In March 2014, the Company sold its interest in one of the LLCs for $5.9 million and a $1.7 million realized loss was recognized on the sale.

On December 10, 2012, the Company’s Corporate and Other segment entered into a $3.3 million note agreement with two property development companies. The Bank Holding Company also entered into note agreements with the same property development companies.  The note, which carried a 10.85% fixed interest rate, was originally scheduled to mature on December 10, 2013.  The note was extended until July 10, 2014, and the fixed interest rate was increased to 11.10%.  The note was repaid in full on July 3, 2014.  Origination fees received were recognized over the original term of the note under the effective interest method.  Income of $90,000 was recognized on this investment for the three months ended March 31, 2014.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

On July 1, 2013, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that invests in a portfolio of companies undergoing financial stress.  The equity method is being used to account for this investment.  Losses of $222,000 and income of $70,000 was recognized on the investment for the three months ended March 31, 2015 and 2014, respectively, and the carrying value of the investment was $1.6 million at March 31, 2015 and $1.8 million at December 31, 2014.

On June 1, 2014, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that seeks capital appreciation through investing in a concentrated portfolio of U.S. publicly-traded companies with small market capitalizations.  The equity method is being used to account for this investment.  Income of $63,000 was recognized on the investment for the three months ended March 31, 2015 and the carrying value of the investment was $2.2 million at March 31, 2015 and December 31, 2014.

In January 2015, the Company entered into a $20.0 million note agreement with an affiliate of First Wind. The note carries a variable interest rate, currently 7.00%, and matures on June 12, 2015. The original discount and commitment fees received are being recognized over the term of the note under the effective interest method. Income of $619,000 was recognized on this investment for the three months ended March 31, 2015.

In January 2015, the Company entered into a $1.0 million note agreement with an affiliate of the Company’s largest shareholder. At March 31, 2015, $200,000 was outstanding on the note, which carries a fixed interest rate of 18.00% and matures on December 22, 2015. Income of $6,300 was recognized on this investment for the three months ended March 31, 2015.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”.  The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.  Goodwill resulting from the Merger was $181.8 million at March 31, 2015 and December 31, 2014.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2015		December 31, 2014
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	2,999	11,611	2,850
Identifiable intangible assets subject to amortization		11,611	2,999	11,611	2,850
		$42,975	$2,999	$42,975	$2,850

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements.

	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Three months ended March 31, 2015
Basic	$9,377	28,540,350	$0.33
Common share equivalents	–	557,959	(0.01)
Diluted	$9,377	29,098,309	$0.32

Three months ended March 31, 2014
Basic	$9,138	28,540,350	$0.32
Common share equivalents	–	240,331	0.00
Diluted	$9,138	28,780,681	$0.32

Common share equivalents relate to stock options and restricted share units (“RSU’s”).  For the three months ended March 31, 2015 and 2014, common share equivalents of 993,518 and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$589,042	$526,985
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	76,973	57,196
Prior years	(2,489)	(1,082)
Total incurred losses and loss and adjustment expenses	74,484	56,114
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	5,002	942
Prior years	43,555	37,792
Total loss and loss adjustment expense payments	48,557	38,734
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	614,969	544,365
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	129,616	121,813
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$744,585	$666,178

A $2.5 million reserve redundancy developed in the three months ended March 31, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014.  This favorable reserve development included $4.9 million of net favorable development in the Excess and Surplus Lines segment primarily from the 2014 and 2013 accident years.  This favorable development occurred because our actuarial studies at March 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios.  The Company also experienced an insignificant amount (seven thousand dollars) of favorable development on prior accident years for the Specialty Admitted Insurance segment.  The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $2.5 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2015 than expected.

The Company experienced $1.1 million of favorable reserve development in the three months ended March 31, 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013.  This reserve development included $2.4 million of net favorable development in the Excess and Surplus Lines segment, primarily from the 2011 and 2009 accident years.  This favorable development occurred because our actuarial studies at March 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $287,000 of net favorable development for the Specialty Admitted Insurance segment partially offset by $1.6 million of net adverse development in the Casualty Reinsurance segment, primarily from one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2014 than expected.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Unrealized gains arising during the period, before income taxes	$5,211	$7,142
Income taxes	(541)	(1,808)
Unrealized gains arising during the period, net of income taxes	4,670	5,334
Less reclassification adjustment:
Net realized investment gains (losses)	527	(686)
Income tax benefit	194	247
Reclassification adjustment for investment gains (losses) realized in net income	721	(439)
Other comprehensive income	$3,949	$5,773

7.	Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re.  JRG Re has established custodial accounts to secure these letters of credit.  Under a $100.0 million facility, $95.6 million of letters of credit were issued through March 31, 2015, and assets of $113.0 million were on deposit at March 31, 2015 securing the letters of credit.  Under a $62.5 million facility, $42.0 million of letters of credit were issued through March 31, 2015, and assets of $52.6 million were on deposit at March 31, 2015 securing the letters of credit.  JRG Re has also established trust accounts to secure its obligations to selected reinsureds.  The total amount deposited in the trust accounts at March 31, 2015 was $205.0 million.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments.  Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss).  Net fee income of $220,000 and $0 was included in underwriting profit for the three months ended March 31, 2015 and 2014, respectively.  Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2015
Gross written premiums	$75,718	$20,926	$34,614	$–	$131,258
Net earned premiums	59,400	9,555	48,056	–	117,011
Underwriting profit (loss) of insurance segments	7,443	(155)	41	–	7,329
Net investment income	3,366	519	5,061	3,040	11,986
Interest expense	–	–	–	1,704	1,704
Segment revenues	61,038	10,202	52,152	3,075	126,467
Segment goodwill	181,831	–	–	–	181,831
Segment assets	694,968	142,513	1,046,998	107,974	1,992,453

Three Months Ended March 31, 2014
Gross written premiums	$61,553	$11,677	$74,011	$–	$147,241
Net earned premiums	41,983	5,149	41,924	–	89,056
Underwriting profit (loss) of insurance segments	3,727	(592)	44	–	3,179
Net investment income	3,505	568	4,800	3,609	12,482
Interest expense	–	–	–	1,547	1,547
Segment revenues	44,952	5,737	46,998	2,008	99,695
Segment goodwill	181,831	–	–	–	181,831
Segment assets	669,597	105,639	1,054,769	90,640	1,920,645

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$7,443	$3,727
Specialty Admitted Insurance	(155)	(592)
Casualty Reinsurance	41	44
Total underwriting profit of insurance segments	7,329	3,179
Other operating expenses of the Corporate and Other segment	(4,379)	(1,865)
Underwriting profit	2,950	1,314
Net investment income	11,986	12,482
Net realized investment losses	(2,806)	(1,921)
Amortization of intangible assets	(149)	(125)
Other income and expenses	(13)	(15)
Interest expense	(1,704)	(1,547)
Income before taxes	$10,264	$10,188

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amortization of policy acquisition costs	$24,502	$20,176
Other underwriting expenses of the operating segments	10,916	9,587
Other operating expenses of the Corporate and Other segment	4,379	1,865
Total	$39,797	$31,628

Other expenses for the three months ended March 31, 2015 and 2014 include $69,000 and $68,000, respectively, of expenses associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes.  Other expenses for the three months ended March 31, 2014 also include $25,000 of due diligence costs for an acquisition which we elected not to pursue.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements

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

To measure fair value, the Company obtains quoted market prices for its investment securities.  If a quoted market price is not available, the Company uses prices of similar securities.  Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique.  The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques.  There have been no changes in the Company’s use of valuation techniques since January 1, 2014.

The Company reviews fair value prices provided by its outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by its investment custodian.  The Company also reviews and monitors changes in unrealized gains and losses.  The Company has not historically adjusted security prices.  The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values.  The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$97,672	$–	$97,672
Residential mortgage-backed	–	111,495	–	111,495
Corporate	–	245,051	–	245,051
Commercial mortgage and asset-backed	–	130,575	–	130,575
Obligations of U.S. government corporations and agencies	–	100,337	–	100,337
U.S. Treasury securities and obligations guaranteed by the U.S. government	51,427	1,401	–	52,828
Redeemable preferred stock	–	2,026	–	2,026
Total fixed maturity securities	51,427	688,557	–	739,984
Equity securities:
Preferred stock	–	58,195	–	58,195
Common stock	18,401	734	–	19,135
Total equity securities	18,401	58,929	–	77,330
Total available-for-sale securities	$69,828	$747,486	$–	$817,314
Trading securities:
Fixed maturity securities	$–	$5,816	$–	$5,816
Short-term investments	$94,775	$66,445	$–	$161,220

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$99,046	$–	$99,046
Residential mortgage-backed	–	115,249	–	115,249
Corporate	–	267,882	–	267,882
Commercial mortgage and asset-backed	–	113,341	–	113,341
Obligations of U.S. government corporations and agencies	–	101,275	–	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,891	1,378	–	58,269
Redeemable preferred stock	–	1,901	–	1,901
Total fixed maturity securities	56,891	700,072	–	756,963
Equity securities:
Preferred stock	–	49,601	–	49,601
Common stock	17,570	734	–	18,304
Total equity securities	17,570	50,335	–	67,905
Total available-for-sale securities	$74,461	$750,407	$–	$824,868
Trading securities:
Fixed maturity securities	$–	$7,388	$–	$7,388
Short-term investments	$58,507	$73,349	$–	$131,856

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was $0, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months ended March 31, 2015 and 2014.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices.  Transfers to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.  The Company recognizes transfers between levels at the beginning of the reporting period.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

There were no realized gains or losses included in earnings for the three months ended March 31, 2015 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at March 31, 2015.

The Company measures certain bank loan participations at fair value on a nonrecurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
March 31, 2015
Bank loan participations held-for-investment	$–	$–	$2,902	$2,902

There were no assets measured at fair value on a nonrecurring basis at December 31, 2014.

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.9 million at March 31, 2015.  There were no impaired bank loan participations at March 31, 2014.  The allowance for credit losses on bank loan participations was $724,000 at March 31, 2015 and $242,000 at December 31, 2014.  The change in the allowance for credit losses on bank loan participations is included in net realized investment gains.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers.  At March 31, 2015, there were bank loan participations with an unpaid principal balance of $8.4 million and a carrying value of $7.2 million for which external sources were unavailable to determine fair value. At December 31, 2014, there were bank loan participations with an unpaid principal balance of $14.1 million and a carrying value of $12.7 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$739,984	$739,984	$756,963	$756,963
Equity securities	77,330	77,330	67,905	67,905
Trading:
Fixed maturity securities	5,816	5,816	7,388	7,388
Bank loan participations held-for-investment	203,601	199,733	239,511	231,251
Cash and cash equivalents	71,355	71,355	73,383	73,383
Short-term investments	161,220	161,220	131,856	131,856
Other invested assets – notes receivable	24,257	26,112	4,500	6,410

Liabilities
Senior debt	88,300	81,173	88,300	79,850
Junior subordinated debt	104,055	91,562	104,055	89,100

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace.  The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2015 and December 31, 2014 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2015 and December 31, 2014, respectively.  For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at March 31, 2015 and December 31, 2014 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

On February 17, 2015, the Board of Directors declared a cash dividend of $0.16 per common share.  The dividend totaled $4.6 million and was paid on March 31, 2015 to shareholders of record on March 16, 2015.  No dividends were declared during the three months ended March 31, 2014.

Equity Incentive Plans

The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”).  All awards issued under the Plans are issued at the discretion of the Board of Directors.  Under the Legacy Plan, employees received non-qualified stock options.  Options are outstanding under the Legacy Plan; however, no additional awards may be granted.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP.  The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at March 31, 2015, 1,844,298 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan.  The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at March 31, 2015, 42,860 shares are available for grant.

All options issued under the Legacy Plan vest in the event of a change in control.  Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), during the 12-month period following a Change in Control (as defined).

Options

The following table summarizes the option activity:

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	3,104,768	$17.27	2,166,250	$15.51
Granted	–	$–	–	$–
Exercised	–	$–	–	$–
Lapsed	–	$–	–	$–
End of period	3,104,768	$17.27	2,166,250	$15.51
Exercisable, end of period	1,804,374	$15.48	1,673,250	$15.49

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	340,474	$21.00
Granted	–	$–
Unvested, end of period	340,474	$21.00

There were no RSUs outstanding in the three months ended March 31, 2014.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period.  The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Share based compensation expense	$911	$115
Tax benefit on share based compensation expense	248	20

As of March 31, 2015, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 3.0 years.  The weighted-average remaining contractual life of the options outstanding and options exercisable was 3.8 years and 2.1 years, respectively.

12.	Subsequent Events

In April 2015, the Company invested an additional $553,000 in a note receivable from an affiliate of the Company’s largest shareholder. The Company remains committed to investing another $247,000 in the note, which is scheduled to mature on December 22, 2015.

In April 2015, the Company received $3.7 million as partial repayment of an outstanding note with an affiliate of First Wind. The note is scheduled to mature on June 12, 2015.

In April 2015, the Company invested $5.0 million in a note agreement with an affiliate of the Company’s largest shareholder. The Company’s Board of Directors has approved additional investment in the note of up to
$2.5 million.

In April 2015, the Company invested $3.5 million in the purchase of tax credits related to a solar energy project. An affiliate of the Company’s largest shareholder is an investor in the project.

On May 5, 2015, the Board of Directors declared a cash dividend of $0.16 per common share. The dividend is payable on June 30, 2015 to shareholders of record on June 15, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of James River Group Holdings, Ltd. and its subsidiaries (“JRG Holdings” or the “Company”). Unless the context indicates or suggests otherwise, references to “JRG Holdings”, “the Company”, “we”, “us” and “our” refer to James River Group Holdings, Ltd. and its subsidiaries.

Our Business

JRG Holdings is a Bermuda-based insurance holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting volatility. We seek to do this by earning profits from insurance underwriting while opportunistically investing our capital to grow tangible equity for our shareholders.

Our underwriting profit for the three months ended March 31, 2015 was $3.0 million. In the prior year, for the same period, we had an underwriting profit of $1.3 million. The improvement in our underwriting results in the first quarter of 2015 compared to the first quarter of 2014 was a direct result of increased operating performance at our insurance segments.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”);

•	The Specialty Admitted Insurance segment offers workers’ compensation coverage for the residential contractors, light manufacturing operations, transportation workers, and healthcare industries in North Carolina, Virginia, South Carolina, and Tennessee through Stonewood Insurance Company (“Stonewood Insurance”). This segment also includes two companies (acquired in December 2011) which have admitted licenses in 47 states and the District of Columbia. The Company expanded into other classes, lines, and geographical territories with these companies during the fourth quarter of 2013 and into program and fronting business in 2014;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

All of our insurance and reinsurance subsidiaries have financial strength ratings of “A-” (Excellent) with a positive outlook from A.M. Best Company.

Critical Accounting Policies and Estimates

In preparing the unaudited condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, goodwill and intangible assets, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

The following table summarizes our results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)

Gross written premiums	$131,258	$147,241	(10.9%)
Net retention (a)	82.8%	89.5%	–
Net written premiums	$108,659	$131,841	(17.6%)

Net earned premiums	$117,011	$89,056	31.4%
Losses and loss adjustment expenses	(74,484)	(56,114)	32.7%
Other operating expenses	(39,577)	(31,628)	25.1%
Underwriting profit (b), (c)	2,950	1,314	124.5%
Net investment income	11,986	12,482	(4.0%)
Net realized investment losses	(2,806)	(1,921)	46.1%
Other income and expense	(13)	(15)	(13.3%)
Interest expense	(1,704)	(1,547)	10.1%
Amortization of intangible assets	(149)	(125)	19.2%
Income before taxes	10,264	10,188	0.7%
Income tax expense	887	1,050	(15.5%)
Net income	$9,377	$9,138	2.6%

Ratios:
Loss ratio	63.7%	63.0%	–
Expense ratio	33.8%	35.5%	–
Combined ratio	97.5%	98.5%	–

(a)	Net retention is defined as the ratio of net written premiums to gross written premiums.
(b)	See “Reconciliation of Non-GAAP Measures” for further detail.
(c)	Included in underwriting results for the three months ended March 31, 2015 and 2014 is fee income of $523,000 and $137,000, respectively.

The Company had an underwriting profit of $3.0 million for the three months ended March 31, 2015. This compares to an underwriting profit of $1.3 million for the same period in the prior year.

The results of operations for the three months ended March 31, 2015 and 2014 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment losses of $2.8 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. In the first quarter of 2015, we sold certain of our energy sector bank loans whose market values had declined significantly in response to declining oil and gas prices. We had realized losses of $3.4 million on these bank loan sales. In the prior year, for the same period, we sold our interest in an alternative energy investment classified as a variable interest entity (“VIE”) for $5.9 million. During the three months ended March 31, 2014, we also recorded net investment income of $3.3 million relating to the increased value of this investment which resulted in a total book value for this VIE of $7.6 million at the time of sale. Accordingly, we realized a pre-tax loss of $1.7 million on this transaction ($1.1 million after-tax).

We define net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, costs associated with our initial public offering, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt and interest and other expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the three months ended March 31, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended March 31,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$10,264	$9,377	$10,188	$9,138
Net realized investment losses	2,806	2,162	1,921	1,153
Other expenses	69	45	93	70
Interest expense on leased building the Company is deemed to own for accounting purposes	165	107	165	107
Net operating income	$13,304	$11,691	$12,367	$10,468

Our combined ratio for the three months ended March 31, 2015 was 97.5%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2015 includes $2.5 million, or 2.1 percentage points, of net favorable development on prior accident years, including $4.9 million of net favorable development from our Excess and Surplus Lines segment and $7,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.5 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio for the three months ended March 31, 2015 and 2014 was 33.8% and 35.5%, respectively, as growth in other operating expenses of 25.1% was outpaced by the growth in our net earned premiums of 31.4%.

In the prior year, the combined ratio for the three months ended March 31, 2014 was 98.5%. This ratio included $1.1 million, or 1.2 percentage points, of net favorable reserve development on business underwritten by the Company on prior accident years, including $2.4 million of net favorable reserve development from our Excess and Surplus Lines segment, and $287,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $1.6 million of net adverse development from the Casualty Reinsurance segment.

All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results amongst the group companies based on their level of statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$75,718	$61,553	23.0%
Specialty Admitted Insurance	20,926	11,677	79.2%
Casualty Reinsurance	34,614	74,011	(53.2%)
	$131,258	$147,241	(10.9%)
Net written premiums:
Excess and Surplus Lines	$62,296	$49,374	26.2%
Specialty Admitted Insurance	11,474	8,341	37.6%
Casualty Reinsurance	34,889	74,126	(52.9%)
	$108,659	$131,841	(17.6%)
Net earned premiums:
Excess and Surplus Lines	$59,400	$41,983	41.5%
Specialty Admitted Insurance	9,555	5,149	85.6%
Casualty Reinsurance	48,056	41,924	14.6%
	$117,011	$89,056	31.4%

Our Excess and Surplus Lines and Specialty Admitted Insurance segments experienced significant growth in gross written premiums during the first quarter of 2015, while our Casualty Reinsurance segment experienced a significant decline in gross written premiums during the same period. Premiums for the Company for the three months ended March 31, 2015 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment for the three months ended March 31, 2015 increased 23.0% over the prior year. This increase reflects a 5.4% increase in the average premium from $17,717 in the first three months of 2014 to $18,676 in the first three months of 2015. Additionally, policy submissions were 0.7% higher in the three months ended March 31, 2015 than in the three months ended March 31, 2014. For the three months ended March 31, 2015, the increase in gross written premiums compared to the comparable period in 2014 was most notable in our:

•	General Casualty division (representing 31.8% of this segment’s 2015 business) which increased $12.0 million (or 98.7%);

•	Manufacturers and Contractors division (representing 25.6% of this segment’s 2015 business) which increased $1.4 million (or 7.9%); and

•	Allied Health division (representing 6.3% of this segment’s 2015 business) which increased $2.7 million (or 126.3%).

Gross written premiums for the Specialty Admitted Insurance segment (which represents 15.9% of our consolidated gross written premiums) for the three months ended March 31, 2015 were 79.2% higher than those of the prior year. Gross written premiums for the first quarter of 2015 included $10.6 million of premiums from its program and fronting business (which had been $3.8 million in the first three months of 2014). The segment’s workers’ compensation gross written premiums of $10.3 million were also up 31.6% in the first quarter of 2015 over the first quarter of 2014.

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three months ended March 31, 2015 by $402,000 (in the three months ended March 31, 2014, audit premiums increased both written and earned premium by $314,000). Additionally, gross written premiums for the three months ended March 31, 2015 and 2014 included $511,000 and $332,000, respectively, of assumed premiums from our allocation of involuntary workers’ compensation pools.

Accordingly, the components of the increase in gross written premiums for the Specialty Admitted Insurance segment may be summarized as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)

Workers’ compensation premium	$9,432	$7,213	30.8%
Audit premium on workers’ compensation policies	402	314	28.0%
Allocation of involuntary workers’ compensation pool	511	332	53.9%
	10,345	7,859	31.6%

Program and fronting business	10,581	3,818	177.1%
	$20,926	$11,677	79.2%

A significant portion of the program and fronting business is reinsured. As a result, our net written premium for this segment has not increased at a rate which corresponds to the increase in our gross written premiums.

Gross written premiums for the Casualty Reinsurance segment decreased 53.2% to $34.6 million for the three months ended March 31, 2015. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and casualty treaties. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits. The decrease in premium between periods is primarily attributable to one contract which renewed in the first quarter of 2014 for 15 months and which is scheduled to renew in the second quarter of 2015. This contract contributed $36.7 million to the segment’s gross written premium, all of which was recorded in the first quarter of 2014. It should be noted that despite the significant decrease in gross written and net written premiums, our net earned premium (which tends to smooth out quarter-to-quarter variances) increased 14.6% year-over-year.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2015	2014

Excess and Surplus Lines	82.3%	80.2%
Specialty Admitted Insurance	54.8%	71.4%
Casualty Reinsurance	100.8%	100.2%
Total	82.8%	89.5%

The net premium retention for the Excess and Surplus Lines segment increased from 80.2% in the first quarter of 2014 to 82.3% in the first quarter of 2015 due to both increased retention and increased premium on our transportation network companies (“TNC”) business.

The net premium retention for the Specialty Admitted Insurance segment decreased from 71.4% for the three months ended March 31, 2014 to 54.8% for the three months ended March 31, 2015. The decrease is driven by the segment’s program and fronting business which generally has much lower net premium retention than our workers’ compensation business.

For the three months ended March 31, 2015, the net retention on the segment’s program and fronting business was 19.8% (33.2% in the three months ended March 31, 2014), while the net retention on the workers’ compensation business was 90.6% (90.0% in the three months ended March 31, 2014).

The net retention for the Casualty Reinsurance segment for the three months ended March 31, 2015 and 2014 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2015	2014

Excess and Surplus Lines	87.5%	91.1%
Specialty Admitted Insurance	101.6%	111.5%
Casualty Reinsurance	99.9%	99.9%
Total	97.5%	98.5%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)

Gross written premiums	$75,718	$61,553	23.0%
Net written premiums	$62,296	$49,374	26.2%

Net earned premiums	$59,400	$41,983	41.5%
Losses and loss adjustment expenses	(35,842)	(25,841)	38.7%
Underwriting expenses	(16,115)	(12,415)	29.8%
Underwriting profit (1), (2)	$7,443	$3,727	99.7%

Ratios:
Loss ratio	60.3%	61.6%	–
Expense ratio	27.1%	29.6%	–
Combined ratio	87.5%	91.1%	–

(1)	See – “Reconciliation of Non-GAAP Measures”

(2)	Underwriting results include fees of $220,000 and $0 for the three months ended March 31, 2015 and 2014, respectively

The combined ratio of the Excess and Surplus Lines segment for the three months ended March 31, 2015 was 87.5%, comprised of a loss ratio of 60.3% and an expense ratio of 27.1%. The combined ratio for the three months ended March 31, 2014 was 91.1%, comprised of a loss ratio of 61.6% and an expense ratio of 29.6%.

The loss ratio of 60.3% for the three months ended March 31, 2015 includes $4.9 million, or 8.3 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The loss ratio of 61.6% for the three months ended March 31, 2014 includes $2.4 million, or 5.7 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for this segment dropped from 29.6% for the three months ended March 31, 2014 to 27.1% for the three months ended March 31, 2015 due to the increase in earned premiums without a proportional increase in the total amount of underwriting expenses.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 99.7% from $3.7 million for the three months ended March 31, 2014 to $7.4 million for the three months ended March 31, 2015.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)
Gross written premiums	$20,926	$11,677	79.2%
Net written premiums	$11,474	$8,341	37.6%

Net earned premiums	$9,555	$5,149	85.6%
Losses and loss adjustment expenses	(5,796)	(2,837)	104.3%
Underwriting expenses	(3,914)	(2,904)	34.8%
Underwriting loss (1), (2)	$(155)	$(592)	(73.8%)

Ratios:
Loss ratio	60.7%	55.1%	–
Expense ratio	41.0%	56.4%	–
Combined ratio	101.6%	111.5%	–

(1)	See – “Reconciliation of Non-GAAP Measures.”
(2)	Underwriting results include fees of $303,000 and $137,000 for the three months ended March 31, 2015 and 2014, respectively.

The combined ratio of the Specialty Admitted Insurance segment for the three months ended March 31, 2015 was 101.6%, comprised of a loss ratio of 60.7% and an expense ratio of 41.0%. This compares to the prior year’s combined ratio of 111.5%, comprised of a loss ratio of 55.1% and an expense ratio of 56.4%. The loss ratio for the three months ended March 31, 2015 includes an insignificant amount (seven thousand dollars) of net favorable reserve development on prior accident years. The loss ratio for the three months ended March 31, 2014 includes $287,000, or 5.6 percentage points, of net favorable development on prior accident years. The favorable development in both 2015 and 2014 reflects the fact that actual loss emergence of the workers’ compensation book for accident years 2012 and prior had been better than expected when we took actions to strengthen reserves for the book during the year ended December 31, 2012.

The expense ratio of 41.0% for the three months ended March 31, 2015 declined from 56.4% the prior year. This decrease primarily relates to growth in gross written premiums on program and fronting business. Gross written premiums on this program and fronting business were $3.8 million in the first quarter of 2014, but many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. Gross written premiums on program and fronting business were $10.6 million for the three months ended March 31, 2015.

As a result of the items discussed above, the underwriting loss of the Specialty Admitted Insurance segment decreased from $592,000 for the three months ended March 31, 2014 to $155,000 for the three months ended March 31, 2015.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
	($ in thousands)
Gross written premiums	$34,614	$74,011	(53.2%)
Net written premiums	$34,889	$74,126	(52.9%)

Net earned premiums	$48,056	$41,924	14.6%
Losses and loss adjustment expenses	(32,846)	(27,436)	19.7%
Underwriting expenses	(15,169)	(14,444)	5.0%
Underwriting gain (1)	$41	$44	(6.8%)

Ratios:
Loss ratio	68.3%	65.4%	–
Expense ratio	31.6%	34.5%	–
Combined ratio	99.9%	99.9%	–

(1)	See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional insurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three months ended March 31, 2015 was 99.9%, comprised of a loss ratio of 68.3% and an expense ratio of 31.6%. In the prior year, the combined ratio for the first quarter was also 99.9%, comprised of a loss ratio of 65.4% and an expense ratio of 34.5%.

The loss ratio for the three months ended March 31, 2015 includes $2.5 million, or 5.1 percentage points, of net adverse reserve development in our loss estimates for prior accident years. The loss ratio for the three months ended March 31, 2014 includes $1.6 million, or 3.8 percentage points, of adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment declined from 34.5% for the three months ended March 31, 2014 to 31.6% for the three months ended March 31, 2015 due to a decrease in the weighted-average commission rate in the current year as well as $650,000 of corporate overhead expenses previously allocated to this segment in 2014 but not allocated to this segment in 2015.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting gain of $41,000 for the three months ended March 31, 2015 and an underwriting gain of $44,000 for the three months ended March 31, 2014.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves. The tables below set forth our case reserves, IBNR, total gross and net reserves and the percentage of the reserves comprised by IBNR reserves.

The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2015 was $744.6 million. Of this amount, 71.2% relates to amounts that are IBNR. This amount was 71.5% at December 31, 2014. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$85,972	$361,497	$447,469
Specialty Admitted Insurance	27,169	33,313	60,482
Casualty Reinsurance	101,537	135,097	236,634
Total	$214,678	$529,907	$744,585

At March 31, 2015, the amount of net reserves of $615.0 million that related to IBNR was 70.5%. This amount was 70.3% at December 31, 2014. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$74,450	$281,090	$355,540
Specialty Admitted Insurance	22,805	22,962	45,767
Casualty Reinsurance	84,363	129,299	213,662
Total	$181,618	$433,351	$614,969

Other Operating Expenses

Other operating expenses for the Company include the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, and various other corporate expenses that are included in our calculation of our expense ratio and our combined ratio. A portion of these costs are reimbursed by our subsidiaries. These reimbursements are included primarily as underwriting expenses in the results of our insurance subsidiaries. Accordingly, other operating expenses of the Corporate and Other segment represent the expenses of both the Bermuda and U.S. holding companies that were not reimbursed by our subsidiaries, including costs associated with potential acquisitions and other strategic initiatives. These costs vary from period-to-period based on the status of these initiatives.

For the three months ended March 31, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $4.4 million and $1.9 million, respectively. The increase included a $796,000 increase in share based compensation expense due to stock options and restricted share units issued in the fourth quarter of 2014 in conjunction with our initial public offering and $650,000 of fees previously allocated to our operating units which were not allocated in 2015. The first three months of 2015 also included other expenses related to being a publicly traded company, including professional services fees, printing fees, board fees, transfer agent fees, and additional director and officer insurance costs that were not present in the first three months of 2014.

Investing Results

Net investment income for the three months ended March 31, 2015 and 2014 was $12.0 million and $12.5 million, respectively. Our cash and invested assets increased 1.1% ($1,314.3 million at March 31, 2015 compared to $1,300.5 million at March 31, 2014). The modest growth was due to positive operating cash flows offset by the payment of dividends of $70.0 million in the third quarter of 2014 and $4.6 million on March 31, 2015. The lower net investment income primarily reflects a decrease in income from the Company’s renewable energy investments. Net investment income from these investments was $2.5 million and $3.3 million in the three months ended March 31, 2015 and March 31, 2014, respectively. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholder, and together, the carrying value of these investments was $26.9 million at March 31, 2015. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Absent these investments, the remaining balance of our net investment income increased by $368,000 (4.0%) over the first quarter of the prior year to $9.5 million (from $9.2 million). This increase in net investment income was due to a 4.3% increase in our average cash and invested assets in the first quarter of 2015 compared to the first quarter of 2014.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Fixed maturity securities	$5,699	$5,378
Bank loan participations	3,183	3,317
Equity securities	1,061	1,043
Other invested assets	3,004	3,543
Cash, cash equivalents, and short-term investments	37	24
Trading gains	6	6
Gross investment income	12,990	13,311
Investment expense	(1,004)	(829)
Net investment income	$11,986	$12,482

The following table summarizes our investment returns:

	Three Months Ended
	March 31,
	2015	2014

Annualized gross investment yield on:
Average cash and invested assets	4.0%	4.2%
Average fixed maturity securities	3.2%	3.6%
Annualized tax equivalent yield on:
Average fixed maturity securities	3.3%	3.7%

Of our total cash and invested assets of $1,314.3 million at March 31, 2015, $71.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $817.3 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments is $161.2 million of short-term investments, $55.0 million of other invested assets, and $5.8 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The last component of our investment portfolio is comprised of $203.6 million of bank loan participations which are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2015 and December 31, 2014, the fair market value of these securities was $199.7 million, and $231.3 million, respectively.

For the three months ended March 31, 2015, we recognized net realized investment losses of $2.8 million. The realized investment losses included $3.4 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.2 million of net realized investment gains recognized on the sale of fixed maturities. For the three months ended March 31, 2014, the Company recognized net realized investment losses of $1.9 million, principally from the sale of one renewable energy investment.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review, the Company wrote down two municipal bonds issued by the Commonwealth of Puerto Rico that were considered other than temporarily impaired. Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on these bonds. The Company recognized impairment losses of $660,000 on these bonds for the three months ended March 31, 2015. The impaired securities had a fair value and carrying value of $2.7 million at March 31, 2015 after the impairment.

At March 31, 2015, the Company holds participations in two loans issued by companies that produce and sell electricity subject to power purchase agreements with the Puerto Rico Electric Power Authority (“PREPA”). PREPA is a public corporation and governmental agency of the Commonwealth of Puerto Rico. To date, the loans are current with respect to contractual payments of principal and interest. However, PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about the Company’s continuing ability to collect amounts owed by PREPA in order to continue to make full and timely payments on the debt obligations held by the Company. PREPA has been downgraded by Moody’s to “Caa2” and by S&P to “B-.” PREPA’s debt has recently traded at a significant discount to par with very high yields. It is unclear how the power contracts would be treated under a PREPA restructuring. Management concluded that the loans were impaired and at March 31, 2015, the allowance for credit losses on these loans was $617,000. The impaired loans have a carrying value of $6.4 million at March 31, 2015 and unpaid principal of $7.5 million.

The Company currently holds bank loans in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining oil and gas prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. For three of these loans, we only sold a portion of our holdings in March 2015. Management concluded that the portion of the three loans still held at March 31, 2015 should be considered impaired and an allowance for credit losses of $107,000 was established on the loans. After recording this impairment, these loans had a carrying value of $2.9 million at March 31, 2015 and unpaid principal of $3.1 million. In total, including the three loans discussed above, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $25.1 million and an unrealized loss of $2.3 million at March 31, 2015.

For the three months ended March 31, 2014, the Company determined that no other-than-temporary impairment had occurred on any of its fixed maturity or equity securities. For our portfolio of bank loan participations, no impairments were recognized as of March 31, 2014.

At March 31, 2015, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $27.3 million representing 3.5% of the cost or amortized cost of the portfolio. Additionally, at March 31, 2015, 86.5% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at March 31, 2015 had an aggregate fair value of $25.3 million and an aggregate net unrealized loss of $2.5 million.

The average duration of our investment portfolio, excluding bank loans, was 3.7 years at March 31, 2015. The duration for bank loans is less than one year, resulting in an approximate duration for the entire portfolio of 3.0 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	March 31, 2015			December 31, 2014
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$88,692	$97,672	12.0%	$90,715	$99,046	12.0%
Residential mortgage-backed	109,530	111,495	13.6%	113,997	115,249	14.0%
Corporate	238,428	245,051	30.0%	261,574	267,882	32.5%
Commercial mortgage and asset-backed	127,676	130,575	16.0%	111,056	113,341	13.7%
Obligations of U.S. government corporations and agencies	98,981	100,337	12.3%	100,376	101,275	12.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	52,348	52,828	6.5%	58,173	58,269	7.1%
Redeemable preferred stock	2,025	2,026	0.2%	2,025	1,901	0.2%
Total	717,680	739,984	90.6%	737,916	756,963	91.8%
Equity securities:
Preferred stock	53,147	58,195	7.1%	45,149	49,601	6.0%
Common stock	19,199	19,135	2.3%	19,199	18,304	2.2%
Total	72,346	77,330	9.4%	64,348	67,905	8.2%
Total investments	$790,026	$817,314	100.0%	$802,264	$824,868	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of March 31, 2015:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$125,303	16.8%
AA	375,192	50.3
A	144,952	19.4
BBB	75,161	10.1
BB	14,392	1.9
Below BB and unrated	10,800	1.5
Total	$745,800	100.0%

At March 31, 2015, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $248.3 million. A summary of these securities by industry segment is shown below as of March 31, 2015:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$172,673	69.6%
Financial	51,723	20.8
Utilities	23,892	9.6
Total	$248,288	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include public traded securities and privately placed bonds is shown below as of March 31, 2015:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$220,710	88.9%
Privately placed	27,578	11.1
Total	$248,288	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	March 31, 2015
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$47,301	$47,619	6.4%
After one year through five years	254,014	256,075	34.6%
After five years through ten years	55,888	60,034	8.1%
After ten years	121,246	132,160	17.9%
Residential mortgage-backed	109,530	111,495	15.1%
Commercial mortgage and asset-backed	127,676	130,575	17.6%
Redeemable preferred stock	2,025	2,026	0.3%
Total	$717,680	$739,984	100.0%

At March 31, 2015, the Company held one security with a market value of $24,000 in securitizations of alternative-A mortgages which is performing and rated “investment grade” by the established ratings agencies. The Company has no investments in sub-prime mortgages or collateralized debt obligations at March 31, 2015.

Interest Expense

Interest expense was $1.7 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense coincides with an increase in the unsecured revolving facility from March 31, 2014 to March 31, 2015, $20.0 million of which was used to fund the Company’s $70.0 million dividend in September 2014 as well as other operating needs.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the three-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.

On June 5, 2013, the Company closed on a three-year $125.0 million senior revolving credit facility which matures on June 5, 2016. The Company and JRG Re are borrowers on the senior revolving credit facility. On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%.

The senior revolving credit facility is comprised of two parts:

•	A $62.5 million secured revolving facility to be utilized by JRG Re to issue letters of credit for the benefit of third party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2015, JRG Re had issued $42.0 million of letters of credit under the facility.

•	A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at the three-month LIBOR plus a margin, currently 2.25%, which is subject to change depending upon our total outstanding debt to capitalization. At March 31, 2015, we have drawn $73.3 million on the unsecured revolver.

This debt contains certain financial and other covenants with which the Company is in compliance at March 31, 2015.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2015 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)

Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008

Principal amount of trust preferred securities	$7,000	$15,000	$20,000	$54,000	$30,000

Principal amount of junior subordinated debt	$7,217	$15,464	$20,619	$55,670	$30,928

Principal amount of junior subordinated debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928

Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038

Trust common stock	$217	$464	$619	$1,670	$928

Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	7.51% until March 15, 2013; Three-Month LIBOR plus 3.1% thereafter	7.97% until June 15, 2013; Three-Month LIBOR plus 4.0% thereafter

Redeemable at 100% of principal amount at our option on or after	May 24, 2009	December 15, 2009	June 15, 2011	March 15, 2013	June 15, 2013

The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2015.

At March 31, 2015 and 2014, the ratio of total debt outstanding to total capitalization (defined as total debt plus total shareholders’ equity) was 21.6% and 18.4%, respectively. Having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 and $125,000 of amortization of intangible assets for the three months ended March 31, 2015 and 2014, respectively.

Income Tax Expense Benefit

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.0% and 10.8% of our available-for-sale securities at March 31, 2015 and 2014, respectively) and dividends received income. For the three months ended March 31, 2015 and 2014, our U.S. federal income tax expense was 8.6% and 10.3% of income before taxes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a Bermuda holding company with our operations conducted by our wholly-owned subsidiaries. Accordingly, our holding company may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our insurance subsidiaries, and/or other transactions. Our U.S. holding company may receive cash in a similar manner and also through payments from our subsidiaries pursuant to our U.S. consolidated tax allocation agreement.

The payment of dividends by our subsidiaries is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income of the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re in 2015 without regulatory approval is calculated to be approximately $80.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which may decrease this available dividend amount. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2015 without regulatory approval is $20.8 million.

At March 31, 2015, the Bermuda holding company had $733,000 of cash and cash equivalents. The US holding company had $75.8 million of cash and invested assets, comprised of cash and cash equivalents of $5.5 million, fixed maturity securities of $5.8 million, equity securities of $6.7 million, short-term investments of $2.8 million, and other invested assets of $55.0 million, which are not subject to regulatory restrictions.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended March 31, 2015 and 2014, our annualized net written premium to surplus ratio was 0.7 to 1.0 and 0.9 to 1.0, respectively.

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2015 and 2014, our net premium retention was 82.8% and 89.5%, respectively.

For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty, Sports and Entertainment, and Small Business. These underwriting divisions comprise 60.1% of the Specialty Non-Admitted Insurance segment’s gross written premiums for the three months ended March 31, 2015.

The following is a summary of our reinsurance in place as of March 31, 2015:

Line of Business	Company Retention
Casualty
Primary Specialty Casualty	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.
Excess Casualty	Up to $1.0 million per occurrence. (1)
Professional Liability	Up to $1.0 million per occurrence. (2)
Workers’ Compensation	Up to $600,000 per occurrence, plus any amounts over $30.0 million per occurrence or above $12.0 million for any one life occurrence.
Property	Up to $5.0 million per event. (3)

(1)	For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million. For policies where we also write an underlying primary casualty policy, the excess casualty is added to our retention on the primary casualty coverage, which results in a total retention of $2.0 million on that risk.

(2) Only for policies where we do not write the underlying primary professional liability policy.

(3)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.

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

In our Excess and Surplus Lines segment, we write a small book of excess property insurance but we do not write primary property insurance. We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability).

We manage our exposure to the potential significant losses noted above through the purchase of catastrophe reinsurance coverage. Effective June 1, 2014, we purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Based upon our modeling, a $45.0 million gross catastrophe loss approximates our 1,000 year PML. In the event of a

$45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $7.0 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.

Additionally, our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for up to 50% of the first $500,000 for workers’ compensation program business;

•	purchases a property catastrophe reinsurance program to manage its incidental property exposure to approximate a 1,000 year PML; and

•	purchases reinsurance for at least 50% of the limits exposed on program business subject to the segment retaining up to $1.0 million per occurrence for general liability, commercial automobile liability and property, and $250,000 for automobile physical damage.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At March 31, 2015 and 2014, there was no allowance for uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better.

At March 31, 2015, we had reinsurance recoverables on unpaid losses of $129.6 million and reinsurance recoverables on paid losses of $2.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, proceeds from offerings of debt and equity securities, and sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash and cash equivalents provided by:
Operating activities	$25,030	$24,785
Investing activities	(22,275)	26,417
Financing activities	(4,783)	(157)
Change in cash and cash equivalents	$(2,028)	$51,045

Cash from operating activities increased from $24.8 million in the first quarter of 2014 to $25.0 million in the first quarter of 2015.

Ratings

The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent) with a “positive outlook”. This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. A.M. Best assigns ratings to both insurance and reinsurance companies, which currently range from “A++” (Superior) to “S” (Suspended). The rating for our operating insurance and reinsurance companies of “A-” (Excellent), is the fourth highest rating issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent) ratings obtained by our insurance and reinsurance subsidiaries are consistent with our business plans and allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

EQUITY

Equity Awards

For the three months ended March 31, 2015 and 2014, the Company recognized $911,000 and $115,000, respectively, of share based compensation expense. The significant increase in compensation expense is due to stock options and restricted share units (“RSUs”) issued in the fourth quarter of 2014 in conjunction with our initial public offering. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 3.0 years at March 31, 2015 is $10.2 million. There were no option exercises nor RSU vestings during the three months ended March 31, 2015 or 2014. The Company did not grant any equity awards during the three months ended March 31, 2015 or 2014.

RECONCILIATION OF NON-GAAP MEASURES

Reconciliation of Underwriting Profit (Loss)

The following table reconciles the underwriting profit (loss) by individual segment and of the Company as a whole to consolidated income before income taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit (loss). Our definition of underwriting profit (loss) may not be comparable to that of other companies.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Underwriting profit (loss) of the insurance and reinsurance segments:
Excess and Surplus Lines	$7,443	$3,727
Specialty Admitted Insurance	(155)	(592)
Casualty Reinsurance	41	44
Total underwriting profit of insurance and reinsurance segments	7,329	3,179
Other operating expenses of the Corporate and Other segment	(4,379)	(1,865)
Underwriting profit (a)	2,950	1,314
Net investment income	11,986	12,482
Net realized investment losses	(2,806)	(1,921)
Other income and expense	(13)	(15)
Interest expense	(1,704)	(1,547)
Amortization of intangible assets	(149)	(125)
Income before taxes	$10,264	$10,188

(a)	Included in underwriting results for the three months ended March 31, 2015 and 2014, is fee income of $523,000 and $137,000, respectively.

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

Our income before taxes and net income for the three months ended March 31, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended March 31,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$10,264	$9,377	$10,188	$9,138
Net realized investment losses	2,806	2,162	1,921	1,153
Other expenses	69	45	93	70
Interest expense on leased building the Company is deemed to own for accounting purposes	165	107	165	107
Net operating income	$13,304	$11,691	$12,367	$10,468

Return on Tangible Equity

One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. For the three months ended March 31, 2015, we increased our tangible equity per share by 2.1% and by 3.1% after adding back the dividends paid on March 31, 2015.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Shareholders’ equity	$697,537	$687,921
Less:
Goodwill	181,831	181,831
Intangible assets	39,976	40,125
Tangible equity	$475,730	$465,965

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the continued implementation of an internal audit function, which began during the fourth quarter of 2014.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

See Exhibit Index for a list of exhibits filed as part of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date: May 12, 2015	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Gregg T. Davis
Gregg T. Davis
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+

4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+

4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+

4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+

4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+

Exhibit Number	Description

4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description

10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4	Redemption Agreement by and between James River Group Holdings, Ltd. and Lehman Brothers Offshore Partners, Ltd. dated April 3, 2013 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.5	Redemption Agreement by and between James River Group Holdings, Ltd., Sunlight Capital Ventures, LLC, and Sunlight Capital Partners II, LLC dated April 3, 2013 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.6	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.8	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.11	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description

10.14	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.15	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.17	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.18	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 of the 2014 Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*

10.22	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.23	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.24	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description

10.25	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Company; Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

