Form 10-Q
period 2015-06-30
James River Group Holdings, Ltd.
filed 2015-08-10
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke HM 08, Bermuda

(Address of principal executive offices)

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
Yes  ☐    No  ☒

Number of shares of the registrant's common stock outstanding at August 10, 2015: 28,581,600

James River Group Holdings, Ltd.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical or current facts. You can identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, adversely affecting our growth and profitability;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•	a failure of any of the loss limitations or exclusions we employ;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	losses in our investment portfolio;

•	the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•	additional government or market regulation;

•	our reinsurance business being subject to loss settlements made by ceding companies and fronting carriers;

•	a forced sale of investments to meet our liquidity needs;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	our underwriters and other associates taking excessive risks;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cybersecurity incidents;

•	our ability to manage our growth effectively;

•	competition within the casualty insurance and reinsurance industry;

•	an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•	in the event we do not qualify for the insurance company exception to the passive foreign investment company rules and are therefore considered a passive foreign investment company, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation, including a higher tax rate on dividends received from us and any gain realized on a sale or other disposition of our common shares, as well as an interest charge;

•	the Company or JRG Reinsurance Company, Ltd. becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•	the continued ownership of a significant portion of our outstanding shares by affiliates of D. E. Shaw & Co. L.P. and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders; as well as their rights with respect to board representation and approval rights with respect to certain transactions;

•	changes in our financial condition, regulations or other factors that may restrict our ability to pay dividends; and

•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or SEC.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2015	2014
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2015 – $803,592; 2014 – $737,916)	$811,178	$756,963
Trading, at fair value (amortized cost: 2015 – $5,716; 2014 – $7,324)	5,763	7,388
Equity securities available-for-sale, at fair value (cost: 2015 – $72,346; 2014 – $64,348)	75,164	67,905
Bank loan participations held-for-investment, at amortized cost, net of allowance	216,525	239,511
Short-term investments	105,587	131,856
Other invested assets	58,579	33,622
Total invested assets	1,272,796	1,237,245

Cash and cash equivalents	65,832	73,383
Accrued investment income	7,302	7,273
Premiums receivable and agents’ balances, net	209,468	162,527
Reinsurance recoverable on unpaid losses	134,750	127,254
Reinsurance recoverable on paid losses	3,615	1,725
Prepaid reinsurance premiums	35,548	29,445
Deferred policy acquisition costs	71,782	60,202
Intangible assets, net	39,827	40,125
Goodwill	181,831	181,831
Other assets	39,961	38,282
Total assets	$2,062,712	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	June 30,	December 31,
	2015	2014
	(in thousands, except share amounts)
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$762,254	$716,296
Unearned premiums	327,795	277,579
Payables to reinsurers	17,298	19,272
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	26,627	31,107
Other liabilities	44,198	34,762
Total liabilities	1,370,527	1,271,371

Commitments and contingent liabilities

Stockholders’ equity:
Common Shares – 2015 and 2014: $0.0002 par value; 200,000,000 shares authorized; 2015 and 2014: 28,581,600 and 28,540,350 shares issued and outstanding, respectively	6	6
Preferred Shares – 2015 and 2014: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	630,932	628,236
Retained earnings	53,947	41,323
Accumulated other comprehensive income	7,300	18,356
Total stockholders’ equity	692,185	687,921
Total liabilities and stockholders’ equity	$2,062,712	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share amounts)
Revenues
Gross written premiums	$184,011	$96,960	$315,269	$244,201
Ceded written premiums	(25,197)	(15,019)	(47,796)	(30,419)
Net written premiums	158,814	81,941	267,473	213,782
Change in net unearned premiums	(52,754)	15,071	(44,402)	(27,714)
Net earned premiums	106,060	97,012	223,071	186,068

Net investment income	13,000	10,711	24,986	23,193
Net realized investment gains (losses)	350	(1,790)	(2,456)	(3,711)
Other income	817	863	1,093	941
Total revenues	120,227	106,796	246,694	206,491

Expenses
Losses and loss adjustment expenses	67,931	61,336	142,415	117,450
Other operating expenses	36,580	33,229	76,377	64,857
Other expenses	69	296	138	389
Interest expense	1,744	1,557	3,448	3,104
Amortization of intangible assets	149	173	298	298
Total expenses	106,473	96,591	222,676	186,098

Income before taxes	13,754	10,205	24,018	20,393
Income tax expense	1,265	692	2,152	1,742
Net income	12,489	9,513	21,866	18,651

Other comprehensive income:
Net unrealized (losses) gains, net of taxes of $(1,879) and $(1,144) in 2015 and $1,603 and $3,658 in 2014	(15,005)	5,731	(11,056)	11,504
Total comprehensive income	$(2,516)	$15,244	$10,810	$30,155

Per share data:
Basic earnings per share	$0.44	$0.33	$0.77	$0.65
Diluted earnings per share	$0.43	$0.33	$0.75	$0.65
Dividend declared per share	$0.16	$–	$0.32	$–

Weighted-average common shares outstanding:
Basic	28,547,616	28,540,350	28,544,003	28,540,350
Diluted	29,214,859	28,787,957	29,156,604	28,784,319

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2013	$6	$627,647	$66,636	$7,201	$701,490
Net income	–	–	18,651	–	18,651
Other comprehensive income	–	–	–	11,504	11,504
Compensation expense under stock incentive plans	–	213	–	–	213
Balances at June 30, 2014	$6	$627,860	$85,287	$18,705	$731,858

Balances at December 31, 2014	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	21,866	–	21,866
Other comprehensive income	–	–	–	(11,056)	(11,056)
Dividends	–	–	(9,242)	–	(9,242)
Exercise of stock options and related excess tax benefits	–	842	–	–	842
Compensation expense under stock incentive plans	–	1,854	–	–	1,854
Balances at June 30, 2015	$6	$630,932	$53,947	$7,300	$692,185

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net cash provided by operating activities	$48,853	$48,379

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(151,661)	(106,002)
Sales – fixed maturity securities	27,586	9,981
Maturities and calls – fixed maturity securities	58,068	22,188
Purchases – equity securities	(7,998)	(8,133)
Sales – equity securities	–	16,612
Bank loan participations:
Purchases	(62,172)	(140,835)
Sales	56,293	77,732
Maturities	26,207	37,251
Other invested assets:
Purchases	(27,113)	(4,800)
Disposals	–	5,866
Maturities	6,342	–
Short-term investments, net	26,269	(58,411)
Securities receivable or payable, net	921	1,127
Purchases of property and equipment	(423)	(185)
Net cash used in investing activities	(47,681)	(147,609)

Financing activities
Dividends paid	(9,133)	–
Proceeds from stock option exercises	646	–
Stock option excess tax benefit	196	–
Repayments of financing obligations net of proceeds	(323)	(315)
Other financing	(109)	–
Net cash used in financing activities	(8,723)	(315)
Change in cash and cash equivalents	(7,551)	(99,545)
Cash and cash equivalents at beginning of period	73,383	158,604
Cash and cash equivalents at end of period	$65,832	$59,059

Supplemental information
Interest paid	$3,631	$3,283

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

Organization

James River Group Holdings, Ltd. (referred to as “JRG Holdings” or the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.

The Company owns six property/casualty companies comprised of five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:

•	James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•	James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.

•	Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly-owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake General Insurance Company, an Ohio domiciled company. Falls Lake National began writing specialty admitted program business in late 2013.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s 2014 audited consolidated financial statements for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited annual consolidated financial statements.

Significant intercompany transactions and balances have been eliminated.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies (continued)

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

The Company holds interests in VIEs through certain equity method investments in limited liability companies (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $28.8 million and $25.1 million as of June 30, 2015 and December 31, 2014, respectively, representing the Company’s maximum exposure to loss.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
Fixed maturity securities:
State and municipal	$104,096	$7,005	$(405)	$110,696
Residential mortgage-backed	126,762	1,947	(2,435)	126,274
Corporate	289,638	5,416	(6,904)	288,150
Commercial mortgage and asset-backed	128,322	1,759	(87)	129,994
Obligations of U.S. government corporations and agencies	96,226	1,189	(96)	97,319
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,523	346	(59)	56,810
Redeemable preferred stock	2,025	–	(90)	1,935
Total fixed maturity securities	803,592	17,662	(10,076)	811,178
Equity securities	72,346	4,136	(1,318)	75,164
Total investments available-for-sale	$875,938	$21,798	$(11,394)	$886,342

December 31, 2014
Fixed maturity securities:
State and municipal	$90,715	$8,509	$(178)	$99,046
Residential mortgage-backed	113,997	2,661	(1,409)	115,249
Corporate	261,574	8,742	(2,434)	267,882
Commercial mortgage and asset-backed	111,056	2,429	(144)	113,341
Obligations of U.S. government corporations and agencies	100,376	1,431	(532)	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	289	(193)	58,269
Redeemable preferred stock	2,025	–	(124)	1,901
Total fixed maturity securities	737,916	24,061	(5,014)	756,963
Equity securities	64,348	5,182	(1,625)	67,905
Total investments available-for-sale	$802,264	$29,243	$(6,639)	$824,868

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2015 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$54,603	$55,099
After one year through five years	253,370	253,691
After five years through ten years	99,266	100,642
After ten years	139,244	143,543
Residential mortgage-backed	126,762	126,274
Commercial mortgage and asset-backed	128,322	129,994
Redeemable preferred stock	2,025	1,935
Total	$803,592	$811,178

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2015
Fixed maturity securities:
State and municipal	$22,336	$(405)	–	–	$22,336	$(405)
Residential mortgage-backed	29,558	(449)	44,125	(1,986)	73,683	(2,435)
Corporate	126,545	(3,853)	6,286	(3,051)	132,831	(6,904)
Commercial mortgage and asset-backed	41,198	(56)	13,348	(31)	54,546	(87)
Obligation of U.S. government corporations and agencies	32,535	(48)	10,204	(48)	42,739	(96)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,887	(47)	3,305	(12)	17,192	(59)
Redeemable preferred stock	1,935	(90)	–	–	1,935	(90)
Total fixed maturity securities	267,994	(4,948)	77,268	(5,128)	345,262	(10,076)
Equity securities	7,782	(217)	12,506	(1,101)	20,288	(1,318)
Total investments available-for-sale	$275,776	$(5,165)	$89,774	$(6,229)	$365,550	$(11,394)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2014
Fixed maturity securities:
State and municipal	$3,197	$(176)	$247	$(2)	$3,444	$(178)
Residential mortgage-backed	2,072	(2)	47,594	(1,407)	49,666	(1,409)
Corporate	25,885	(235)	22,353	(2,199)	48,238	(2,434)
Commercial mortgage and asset-backed	23,894	(118)	8,742	(26)	32,636	(144)
Obligations of U.S. government corporations and agencies	202	–	48,029	(532)	48,231	(532)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,055	(24)	19,383	(169)	32,438	(193)
Redeemable preferred stock	–	–	1,901	(124)	1,901	(124)
Total fixed maturity securities	68,305	(555)	148,249	(4,459)	216,554	(5,014)
Equity securities	1,361	(205)	10,621	(1,420)	11,982	(1,625)
Total investments available-for-sale	$69,666	$(760)	$158,870	$(5,879)	$228,536	$(6,639)

As of June 30, 2015, the Company held securities of 109 issuers that were in an unrealized loss position with a total fair value of $365.5 million and gross unrealized losses of $11.4 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At June 30, 2015, 86.4% of the Company’s fixed maturity security portfolio was rated “A-“ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2015 had an aggregate fair value of $15.2 million and an aggregate net unrealized loss of $2.6 million.

The Company previously held two municipal bonds issued by the Commonwealth of Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired at June 30, 2014. The Company recognized impairment losses of $1.4 million on these bonds for the year ended December 31, 2014 and $660,000 for the three months ended March 31, 2015. The bonds were sold during the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

Management concluded that none of the other fixed maturity securities with an unrealized loss at June 30, 2015 or December 31, 2014 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at June 30, 2015 or December 31, 2014 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

The Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of $752,000. After recording this impairment, these loans had a carrying value of $7.1 million at December 31, 2014 and unpaid principal of $8.4 million. At June 30, 2015, the allowance for credit losses on these loans was $588,000. The loans had a carrying value of $5.6 million at June 30, 2015 and unpaid principal of $6.6 million. The allowance for credit losses on these loans at June 30, 2014 was $963,000.

A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining energy prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. For three of these loans, we only sold a portion of our holdings in March 2015. Management concluded that the portion of the three loans still held at June 30, 2015 should be considered impaired and an allowance for credit losses of $58,000 was established on the loans. After recording this impairment, these three loans had a carrying value of $2.9 million at June 30, 2015 and unpaid principal of $3.1 million. In total, including the three loans discussed above, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $24.5 million and an unrealized loss of $1.7 million at June 30, 2015. There was no allowance for credit losses on these loans at June 30, 2014.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2015 or December 31, 2014.

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

The average recorded investment in impaired bank loans was $7.8 million and $4.7 million during the six months ended June 30, 2015 and 2014, respectively. Investment income of $153,000 and $0, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded realized gains of $175,000 and $203,000, respectively, in the three months and six months ended June 30, 2015 and realized losses of $963,000 in the three months and six months ended June 30, 2014 for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months and six months ended June 30, 2015 includes $23,000 and $17,000, respectively, of net trading losses of which $23,000 and $12,000, respectively, relates to securities held at June 30, 2015.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturity securities:
Gross realized gains	$101	$325	$1,288	$394
Gross realized losses	(5)	(1,411)	(665)	(1,412)
	96	(1,086)	623	(1,018)

Bank loan participations:
Gross realized gains	242	551	532	978
Gross realized losses	(12)	(975)	(3,654)	(978)
	230	(424)	(3,122)	–

Equity securities:
Gross realized gains	–	–	–	88
Gross realized losses	–	–	–	(842)
	–	–	–	(754)

Short–term investments and other:
Gross realized gains	24	–	47	–
Gross realized losses	–	(280)	(4)	(1,939)
	24	(280)	43	(1,939)
Total	$350	$(1,790)	$(2,456)	$(3,711)

Realized investment gains or losses are determined on a specific identification basis.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

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

Net investment income for the three and six months ended June 30, 2014 includes $76,000 and $57,000, respectively, related to a $5.6 million equity investment in a bank holding company (“Predecessor Bank Holding Company”). The Company also holds $4.5 million of subordinated notes issued by a company that was substantially owned by the Predecessor Bank Holding Company (the “Bank Affiliate”). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income of $86,000 was recognized on the notes for both the three months ended June 30, 2015 and 2014. For both the six months ended June 30, 2015 and 2014, interest income of $172,000 was recognized on the notes.

On July 4, 2014, the Predecessor Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”). In exchange for its shares of the Predecessor Bank Holding Company, the Company received $354,000 in cash and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million. The $4.5 million of subordinated notes issued by the Bank Affiliate became debt of the Surviving Bank Holding Company. The common shares of the Surviving Bank Holding Company are publicly-traded, and the Company does not have significant influence over the Surviving Bank Holding Company.

On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company. The certificate of deposit, which matures on December 19, 2015, is carried as a short-term investment. Interest income of $2,000 and $3,000 was recognized on this investment for the three months and six months ended June 30, 2015, respectively.

The Chairman and Chief Executive Officer of the Company previously served as Chairman of the Predecessor Bank Holding Company and the Bank Affiliate. Effective July 4, 2014, the Company’s Chairman and Chief Executive Officer became the Lead Independent Director of the Surviving Bank Holding Company. The Chairman and Chief Executive Officer of the Company is a former investor in the Predecessor Bank Holding Company and is now an investor in the Surviving Bank Holding Company.

Additionally, one of the Company’s directors is a former investor in the Predecessor Bank Holding Company and is now an investor in the Surviving Bank Holding Company. In addition, this director was a lender to the Bank Affiliate and is now a lender to the Surviving Bank Holding Company. The Company’s Chief Financial Officer is a former investor in the Predecessor Bank Holding Company and the Surviving Bank Holding Company.

At June 30, 2015 and December 31, 2014, the Company’s Corporate and Other segment held equity interests ranging from 2.7% to 33.3% in various LLCs that are managed by an affiliate of the Company’s largest shareholder. The total carrying value of these LLC investments was $28.8 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively. The principal objective of the LLCs is capital appreciation and income generation from owning and operating renewable energy facilities engaged in wind and solar energy production. The Company’s Chairman and Chief Executive Officer invested in certain of these LLCs. The equity

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

method is used to account for the LLCs which are included in “other invested assets” in the accompanying consolidated balance sheets.

The Company recognized income of $2.2 million and $4.6 million for its equity share of LLC income for the three and six months ended June 30, 2015, respectively. The Company’s respective equity share of LLC income for the three and six month periods ended June 30, 2014 was $724,000 and $4.0 million. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $951,000 and $2.4 million in the six months ended June 30, 2015 and 2014, respectively.

In March 2014, the Company sold its interest in one of the LLCs for $5.9 million and a $1.9 million realized loss was recognized on the sale.

On December 10, 2012, the Company’s Corporate and Other segment entered into a $3.3 million note agreement with two property development companies. The Bank Holding Company also entered into note agreements with the same property development companies. The note, which carried a 10.85% fixed interest rate, was originally scheduled to mature on December 10, 2013. The note was extended until July 10, 2014, and the fixed interest rate was increased to 11.10%. The note was repaid in full on July 3, 2014. Origination fees received were recognized over the original term of the note under the effective interest method. Income of $91,000 and $181,000 was recognized on this investment for the three months and six months ended June 30, 2014, respectively.

On July 1, 2013, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that invests in a portfolio of companies undergoing financial stress. The equity method is being used to account for this investment. Losses of $140,000 and $362,000 were recognized on the investment for the three months and six months ended June 30, 2015, respectively. Income of $82,000 and $152,000 was recognized on the investment for the three months and six months ended June 30, 2014, respectively. The carrying value of the investment was $1.5 million at June 30, 2015 and $1.8 million at December 31, 2014.

On June 1, 2014, the Company’s Corporate and Other segment invested $2.0 million in a limited partnership that seeks capital appreciation through investing in a concentrated portfolio of U.S. publicly-traded companies with small market capitalizations. The equity method is being used to account for this investment. Income of $225,000 and $288,000 was recognized on the investment for the three months and six months ended June 30, 2015. Income of $80,000 was recognized on the investment for the three months ended June 30, 2014. The carrying value of the investment was $2.4 million at June 30, 2015 and $2.2 million at December 31, 2014.

In January 2015, the Company entered into a $20.0 million note agreement with an affiliate of First Wind. The note, which matures on December 15, 2015, carries a variable interest rate (currently 7.5%). The original discount and commitment fees received are being recognized over the term of the note under the effective interest method. Income of $540,000 and $1.2 million was recognized on this investment for the three months and six months ended June 30, 2015, respectively. Partial maturities totaling $5.6 million on this note were received during the three months ended June 30, 2015.

In January 2015, the Company entered into a $1.0 million note agreement with an affiliate of the Company’s largest shareholder. The note, which carried a fixed interest rate of 18.00%, was repaid on June 15, 2015. Income of $174,000 and $180,000 was recognized on this investment for the three months and six months ended June 30, 2015, respectively.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In April 2015, the Company invested $5.0 million in a note agreement with an affiliate of the Company’s largest shareholder. An additional $1.5 million was invested in the note in June 2015. The note is scheduled to mature no later than April 2016. It carries a fixed interest rate of 15.00%. Income of $160,000 was recognized on this investment for the three months ended June 30, 2015.

In June 2015, the Company invested $625,000 in a limited partnership that will invest in a portfolio of loans, primarily senior secured floating rate loans of middle market private equity sponsored companies. The Company is committed to invest an additional $4.4 million in the partnership. No income has been recognized on this investment to date.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2015 and December 31, 2014.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2015		December 31, 2014
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	3,148	11,611	2,850
Identifiable intangible assets subject to amortization		11,611	3,148	11,611	2,850
		$42,975	$3,148	$42,975	$2,850

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income to shareholders	$12,489	$9,513	$21,866	$18,651

Weighted average common shares outstanding:
Basic	28,547,616	28,540,350	28,544,003	28,540,350
Common share equivalents	667,243	247,607	612,601	243,969
Diluted	29,214,859	28,787,957	29,156,604	28,784,319

Earnings per share:
Basic	$0.44	$0.33	$0.77	$0.65
Common share equivalents	(0.01)	–	(0.02)	–
Diluted	$0.43	$0.33	$0.75	$0.65

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months ended June 30, 2015 and 2014, common share equivalents of 994,335 and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive. For the six months ended June 30, 2015 and 2014, common share equivalents of 995,180 and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$614,969	$544,365	$589,042	$526,985
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	70,449	64,004	147,422	121,200
Prior years	(2,518)	(2,668)	(5,007)	(3,750)
Total incurred losses and loss and adjustment expenses	67,931	61,336	142,415	117,450
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	9,601	4,171	14,603	5,113
Prior years	45,795	39,591	89,350	77,383
Total loss and loss adjustment expense payments	55,396	43,762	103,953	82,496
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	627,504	561,939	627,504	561,939
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	134,750	121,634	134,750	121,634
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$762,254	$683,573	$762,254	$683,573

A $2.5 million reserve redundancy developed in the three months ended June 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $3.4 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014, 2013, and 2012 accident years. This favorable development occurred because our actuarial studies at June 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $189,000 of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $1.1 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance treaty from the 2012 underwriting year. This treaty contained deficit carry forward provisions which resulted in favorable adjustments of a similar magnitude to reduce commissions payable on the treaty.

The Company experienced $2.7 million of favorable reserve development in the three months ended June 30, 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This reserve development included $3.9 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2010 and 2009 accident years. This favorable development occurred because our actuarial studies at June 30, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continued to be below our initial expected loss ratios. The Company also experienced $789,000 of favorable development for the Specialty Admitted Insurance segment partially offset by $2.0 million of adverse development in the Casualty Reinsurance segment, primarily from one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2014 than expected.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses (continued)

A $5.0 million reserve redundancy developed in the six months ended June 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $8.4 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014, 2013, and 2012 accident years. This favorable development occurred because our actuarial studies at June 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continued to be below our initial expected loss ratios. The Company also experienced $196,000 of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $3.6 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2015 than expected.

A $3.7 million reserve redundancy developed in the six months ended June 30, 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable development included $6.3 million of favorable development in the Excess and Surplus Lines segment primarily from the 2009 and 2010 accident years and $1.1 million of favorable development in the Specialty Admitted Insurance segment. This favorable development was partially offset by $3.6 million of adverse development on assumed business in the Casualty Reinsurance segment.

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Unrealized (losses) gains arising during the period, before U.S. income taxes	$(16,788)	$6,248	$(11,577)	$13,390
U.S. income taxes	1,871	(1,179)	1,330	(2,987)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(14,917)	5,069	(10,247)	10,403
Less reclassification adjustment:
Net realized investment gains (losses)	96	(1,086)	623	(1,772)
U.S. income taxes	(8)	424	186	671
Reclassification adjustment for investment gains (losses) realized in net income	88	(662)	809	(1,101)
Other comprehensive income	$(15,005)	$5,731	$(11,056)	$11,504

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $95.2 million of letters of credit were issued through June 30, 2015, and assets of $112.5 million were on deposit at June 30, 2015 securing the letters of credit. Under a $102.5 million facility, $42.6 million of letters of credit were issued through June 30, 2015, and assets of $100.4 million were on deposit at June 30, 2015 securing the letters of credit. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts at June 30, 2015 was $214.9 million.

In May 2015, the Company committed to a $15.0 million investment in a limited partnership that invests in equity tranches of collateralized loan obligations (CLOs). As of June 30, 2015, none of the Company’s commitment has been called.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss). Net fee income of $758,000 and $783,000 was included in underwriting profit for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, net fee income included in underwriting profit was $978,000 and $783,000, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2015
Gross written premiums	$77,417	$17,931	$88,663	$–	$184,011
Net earned premiums	52,867	10,150	43,043	–	106,060
Underwriting profit of insurance segments	5,769	199	594	–	6,562
Net investment income	3,706	583	5,656	3,055	13,000
Interest expense	–	–	–	1,744	1,744
Segment revenues	57,531	10,760	48,845	3,091	120,227
Segment goodwill	181,831	–	–	–	181,831
Segment assets	712,047	140,654	1,098,508	111,503	2,062,712

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2014
Gross written premiums	$59,134	$12,559	$25,267	$–	$96,960
Net earned premiums	45,100	6,513	45,399	–	97,012
Underwriting profit (loss) of insurance segments	5,171	(448)	363	–	5,086
Net investment income	3,519	598	5,372	1,222	10,711
Interest expense	–	–	–	1,557	1,557
Segment revenues	47,374	7,155	51,267	1,000	106,796
Segment goodwill	181,831	–	–	–	181,831
Segment assets	682,825	112,258	1,008,764	94,125	1,897,972

Six Months Ended June 30, 2015
Gross written premiums	$153,135	$38,857	$123,277	$–	$315,269
Net earned premiums	112,267	19,705	91,099	–	223,071
Underwriting profit of insurance segments	13,212	44	635	–	13,891
Net investment income	7,072	1,102	10,717	6,095	24,986
Interest expense	–	–	–	3,448	3,448
Segment revenues	118,569	20,962	100,997	6,166	246,694
Segment goodwill	181,831	–	–	–	181,831
Segment assets	712,047	140,654	1,098,508	111,503	2,062,712

Six Months Ended June 30, 2014
Gross written premiums	$120,687	$24,236	$99,278	$–	$244,201
Net earned premiums	87,083	11,662	87,323	–	186,068
Underwriting profit (loss) of insurance segments	8,898	(1,040)	407	–	8,265
Net investment income	7,024	1,166	10,172	4,831	23,193
Interest expense	–	–	–	3,104	3,104
Segment revenues	92,326	12,892	98,265	3,008	206,491
Segment goodwill	181,831	–	–	–	181,831
Segment assets	682,825	112,258	1,008,764	94,125	1,897,972

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$5,769	$5,171	$13,212	$8,898
Specialty Admitted Insurance	199	(448)	44	(1,040)
Casualty Reinsurance	594	363	635	407
Total underwriting profit of insurance segments	6,562	5,086	13,891	8,265
Other operating expenses of the Corporate and Other segment	(4,255)	(1,856)	(8,634)	(3,721)
Underwriting profit	2,307	3,230	5,257	4,544
Net investment income	13,000	10,711	24,986	23,193
Net realized investment gains (losses)	350	(1,790)	(2,456)	(3,711)
Amortization of intangible assets	(149)	(173)	(298)	(298)
Other income and expenses	(10)	(216)	(23)	(231)
Interest expense	(1,744)	(1,557)	(3,448)	(3,104)
Income before taxes	$13,754	$10,205	$24,018	$20,393

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of policy acquisition costs	$22,400	$20,882	$46,902	$41,058
Other underwriting expenses of the operating segments	9,925	10,491	20,841	20,078
Other operating expenses of the Corporate and Other segment	4,255	1,856	8,634	3,721
Total	$36,580	$33,229	$76,377	$64,857

Other expenses for the three months and six months ended June 30, 2015 and 2014 include $69,000 and $68,000, and $138,000 and $136,000, respectively, of expenses associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes. Other expenses for the three months and six months ended June 30, 2014 also include $158,000 and $183,000, respectively, of due diligence costs for an acquisition which we elected not to pursue and $70,000 of legal services related to the Company’s offering.

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$110,696	$–	$110,696
Residential mortgage-backed	–	126,274	–	126,274
Corporate	–	288,150	–	288,150
Commercial mortgage and asset-backed	–	129,994	–	129,994
Obligations of U.S. government corporations and agencies	–	97,319	–	97,319
U.S. Treasury securities and obligations guaranteed by the U.S. government	55,528	1,282	–	56,810
Redeemable preferred stock	–	1,935	–	1,935
Total fixed maturity securities	55,528	755,650	–	811,178
Equity securities:
Preferred stock	–	56,171	–	56,171
Common stock	18,259	734	–	18,993
Total equity securities	18,259	56,905	–	75,164
Total available-for-sale securities	$73,787	$812,555	$–	$886,342
Trading securities:
Fixed maturity securities	$–	$5,763	$–	$5,763
Short-term investments	$85,845	$19,742	$–	$105,587

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$99,046	$–	$99,046
Residential mortgage-backed	–	115,249	–	115,249
Corporate	–	267,882	–	267,882
Commercial mortgage and asset-backed	–	113,341	–	113,341
Obligations of U.S. government corporations and agencies	–	101,275	–	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,891	1,378	–	58,269
Redeemable preferred stock	–	1,901	–	1,901
Total fixed maturity securities	56,891	700,072	–	756,963
Equity securities:
Preferred stock	–	49,601	–	49,601
Common stock	17,570	734	–	18,304
Total equity securities	17,570	50,335	–	67,905
Total available-for-sale securities	$74,461	$750,407	$–	$824,868
Trading securities:
Fixed maturity securities	$–	$7,388	$–	$7,388
Short-term investments	$58,507	$73,349	$–	$131,856

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was $0, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months or six months ended June 30, 2015 and 2014.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2015 or 2014. The Company recognizes transfers between levels at the beginning of the reporting period.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

There were no realized gains or losses included in earnings for the three months or six months ended June 30, 2015 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at June 30, 2015.

The Company measures certain bank loan participations at fair value on a nonrecurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
June 30, 2015
Bank loan participations held-for-investment	$–	$–	$2,926	$2,926

There were no assets measured at fair value on a nonrecurring basis at December 31, 2014.

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.9 million at June 30, 2015, and $9.2 million at June 30, 2014. The allowance for credit losses on bank loan participations was $646,000 at June 30, 2015 and $242,000 at December 31, 2014. The change in the allowance for credit losses on bank loan participations is included in net realized investment gains.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2015, there were bank loan participations with an unpaid principal balance of $7.4 million and a carrying value of $6.4 million for which external sources were unavailable to determine fair value. At December 31, 2014, there were bank loan participations with an unpaid principal balance of $14.1 million and a carrying value of $12.7 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets
Available-for-sale:
Fixed maturity securities	$811,178	$811,178	$756,963	$756,963
Equity securities	75,164	75,164	67,905	67,905
Trading:
Fixed maturity securities	5,763	5,763	7,388	7,388
Bank loan participations held-for-investment	216,525	212,949	239,511	231,251
Cash and cash equivalents	65,832	65,832	73,383	73,383
Short-term investments	105,587	105,587	131,856	131,856
Other invested assets – notes receivable	25,207	26,911	4,500	6,410

Liabilities
Senior debt	88,300	78,529	88,300	79,850
Junior subordinated debt	104,055	83,602	104,055	89,100

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2015 and December 31, 2014 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2015 and December 31, 2014, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at June 30, 2015 and December 31, 2014 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

In June 2015, vested stock options for 41,250 shares were exercised, increasing the number of common shares issued and outstanding to 28,581,600 at June 30, 2015

On February 17, 2015, the Board of Directors declared a cash dividend of $0.16 per common share. The dividend totaled $4.6 million and was paid on March 31, 2015 to shareholders of record on March 16, 2015. On May 5, 2015, the Board of Directors declared another cash dividend of $0.16 per common share. The dividend totaled $4.6 million and was paid on June 30, 2015 to shareholders of record on June 15, 2015.

No dividends were declared during the three or six months ended June 30, 2014.

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at June 30, 2015, 1,843,481 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at June 30, 2015, 42,860 shares are available for grant.

All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined in the plans), during the 12-month period following a Change in Control (as defined in the plans).

Options

The following table summarizes the option activity:

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	3,104,768	$17.27	2,166,250	$15.51
Granted	10,627	$24.32	–	$–
Exercised	(41,250)	$15.65	–	$–
Lapsed	(9,810)	$21.00	(5,000)	$15.65
End of period	3,064,335	$17.30	2,161,250	$15.51
Exercisable, end of period	1,763,124	$15.48	1,668,250	$15.49

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2015:

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	340,474	$21.00
Granted	–	$–
Unvested, end of period	340,474	$21.00

There were no RSUs outstanding in the six months ended June 30, 2014.

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Share based compensation expense	$943	$98	$1,854	$213
U.S. tax benefit on share based compensation expense	257	21	505	41

As of June 30, 2015, the Company had $9.3 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.8 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 3.6 years and 1.9 years, respectively.

12.	Subsequent Events

In July 2015, the Company invested in a $10.0 million note agreement with an affiliate of the Company’s largest shareholder. The Company received a 2% discount on the purchase of the note. The note has a maturity date of March 30, 2016. The note carries a variable rate of interest, currently LIBOR + 7.00%.

In July 2015, certain officers of the Company exercised 687,500 non-qualified stock options that had been granted under the Legacy Plan. In connection with these exercises, 156,827 common shares were issued to the exercising officers in July 2015.

On August 5, 2015, the Board of Directors declared a cash dividend of $0.16 per common share. The dividend is payable on September 30, 2015 to shareholders of record on September 14, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2014. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our underwriting profit for the three months and six months ended June 30, 2015 was $2.3 million and $5.3 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $3.2 million and $4.5 million, respectively. The improvement in our underwriting results in the first half of 2015 compared to the first half of 2014 was a direct result of increased operating performance at all of our operating segments.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”);

•	The Specialty Admitted Insurance segment offers workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee through Stonewood Insurance Company (“Stonewood Insurance”). This segment also includes two companies (acquired in December 2011) which have admitted licenses in 47 states and the District of Columbia. The Company expanded into other classes, lines, and geographical territories with these companies during the fourth quarter of 2013 and into program and fronting business in 2014;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses that are not reimbursed by our insurance segments.

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$184,011	$96,960	89.8%	$315,269	$244,201	29.1%
Net retention (a)	86.3%	84.5%	–	84.8%	87.5%	–
Net written premiums	$158,814	$81,941	93.8%	$267,473	$213,782	25.1%

Net earned premiums	$106,060	$97,012	9.3%	$223,071	$186,068	19.9%
Losses and loss adjustment expenses	(67,931)	(61,336)	10.8%	(142,415)	(117,450)	21.3%
Other operating expenses	(35,822)	(32,446)	10.4%	(75,399)	(64,074)	17.7%
Underwriting profit (b), (c)	2,307	3,230	(28.6)%	5,257	4,544	15.7%
Net investment income	13,000	10,711	21.4%	24,986	23,193	7.7%
Net realized investment losses	350	(1,790)	–	(2,456)	(3,711)	(33.8)%
Other income and expense	(10)	(216)	(95.4)%	(23)	(231)	(90.0)%
Interest expense	(1,744)	(1,557)	12.0%	(3,448)	(3,104)	11.1%
Amortization of intangible assets	(149)	(173)	(13.9)%	(298)	(298)	–
Income before taxes	13,754	10,205	34.8%	24,018	20,393	17.8%
Income tax expense	1,265	692	82.8%	2,152	1,742	23.5%
Net income	$12,489	$9,513	31.3%	$21,866	$18,651	17.2%

Ratios:
Loss ratio	64.0%	63.2%	–	63.8%	63.1%	–
Expense ratio	33.8%	33.4%	–	33.8%	34.4%	–
Combined ratio	97.8%	96.7%	–	97.6%	97.6%	–

(a) Net retention is defined as the ratio of net written premiums to gross written premiums.

(b) See “Reconciliation of Non-GAAP Measures” for further detail.

(c) Included in underwriting results for the three and six months ended June 30, 2015 is fee income of $1.1 million and $1.6 million, respectively ($949,000 and $1.1 million for the same periods in the prior year).

Three Months Ended June 30, 2015 and 2014

The Company had an underwriting profit of $2.3 million for the three months ended June 30, 2015. This compares to an underwriting profit of $3.2 million for the same period in the prior year.

The results of operations for the three months ended June 30, 2015 and 2014 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $350,000 for the three months ended June 30, 2015 and net realized investment losses of $1.8 million for the three months ended June 30, 2014.

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

Our income before taxes and net income for the three months ended June 30, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended June 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$13,754	$12,489	$10,205	$9,513
Net realized investment (gains) losses	(350)	(279)	1,790	990
Other expenses	69	45	296	271
Interest expense on leased building the Company is deemed to own for accounting purposes	165	107	167	109
Net operating income	$13,638	$12,362	$12,458	$10,883

Our combined ratio for the three months ended June 30, 2015 was 97.8%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2015 includes $2.5 million, or 2.4 percentage points, of net favorable development on prior accident years, including $3.4 million of net favorable development from our Excess and Surplus Lines segment and $189,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $1.1 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio for the three months ended June 30, 2015 and 2014 was 33.8% and 33.4%, respectively, principally caused by the increased expenses in our Corporate and Other segment (which, in 2015, includes the incremental expenses related to being a public company).

In the prior year, the combined ratio for the three months ended June 30, 2014 was 96.7%. This ratio included $2.7 million, or 2.7 percentage points, of net favorable reserve development on business underwritten by the Company on prior accident years, including $3.9 million of net favorable reserve development from our Excess and Surplus Lines segment and $789,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.0 million of net adverse development from the Casualty Reinsurance segment.

Six Months Ended June 30, 2015 and 2014

The Company had an underwriting profit of $5.3 million for the six months ended June 30, 2015. This compares to an underwriting profit of $4.5 million for the same period in the prior year.

The results of operations for the six months ended June 30, 2015 and 2014 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment losses of $2.5 million for the six months ended June 30, 2015, including $3.4 million of losses in the first quarter of 2015 from the sale of energy sector bank loans whose market values had declined significantly in response to declining oil and gas prices. The Company has $3.7 million of net realized investment losses for the six months ended June 30, 2014, including a $2.4 million impairment loss that we recognized in the second quarter of 2014 relating to our investment exposure to the Commonwealth of Puerto Rico.

Our income before taxes and net income for the six months ended June 30, 2015 and 2014 reconcile to our net operating income as follows:

	Six Months Ended June 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$24,018	$21,866	$20,393	$18,651
Net realized investment losses	2,456	1,883	3,711	2,143
Other expenses	138	90	389	341
Interest expense on leased building the Company is deemed to own for accounting purposes	330	214	332	216
Net operating income	$26,942	$24,053	$24,825	$21,351

Our combined ratio for the six months ended June 30, 2015 was 97.6%. The combined ratio for the six months ended June 30, 2015 includes $5.0 million, or 2.2 percentage points, of net favorable development on prior accident years, including $8.4 million of net favorable development from our Excess and Surplus Lines segment and $196,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $3.6 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio for the six months ended June 30, 2015 and 2014 was 33.8% and 34.4%, respectively, as growth in other operating expenses of 17.7% was outpaced by the growth in our net earned premiums of 19.9%, despite the increased expenses in our Corporate and Other segment (which, in 2015, includes the expenses related to being a public company).

In the prior year, the combined ratio for the six months ended June 30, 2014 was 97.6%. This ratio included $3.7 million, or 2.0 percentage points, of net favorable reserve development on prior accident years, including $6.3 million of net favorable reserve development from our Excess and Surplus Lines segment and $1.1 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $3.6 million of net adverse development from the Casualty Reinsurance segment.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$77,417	$59,134	30.9%	$153,135	$120,687	26.9%
Specialty Admitted Insurance	17,931	12,559	42.8%	38,857	24,236	60.3%
Casualty Reinsurance	88,663	25,267	250.9%	123,277	99,278	24.2%
	$184,011	$96,960	89.8%	$315,269	$244,201	29.1%

Net written premiums:
Excess and Surplus Lines	$60,924	$50,165	21.4%	$123,220	$99,539	23.8%
Specialty Admitted Insurance	9,167	7,302	25.5%	20,641	15,643	32.0%
Casualty Reinsurance	88,723	24,474	262.5%	123,612	98,600	25.4%
	$158,814	$81,941	93.8%	$267,473	$213,782	25.1%

Net earned premiums:
Excess and Surplus Lines	$52,867	$45,100	17.2%	$112,267	$87,083	28.9%
Specialty Admitted Insurance	10,150	6,513	55.8%	19,705	11,662	69.0%
Casualty Reinsurance	43,043	45,399	(5.2)%	91,099	87,323	4.3%
	$106,060	$97,012	9.3%	$223,071	$186,068	19.9%

Our operating segments experienced significant growth in gross written premiums during 2015. Premiums for the Company for the three and six months ended June 30, 2015 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 48.6% of our consolidated gross written premiums) for the three and six months ended June 30, 2015 increased 30.9% and 26.9%, respectively, over the prior year. This increase reflects a 10.0% increase in the average premium from $17,393 to $19,130 in the three months ended June 30, 2014 and 2015, respectively. Additionally, policy submissions were 0.8% higher in 2015 than in 2014. For the three and six months ended June 30, 2015, the increase in gross written premiums compared to the comparable period in 2014 was most notable in our:

•	General Casualty division (representing 32.7% of this segment’s 2015 business) which increased $16.6 million (or 176.8%) and $28.5 million (or 132.7%) for the three and six months ended June 30, 2015;

•	Manufacturers and Contractors division (representing 25.7% of this segment’s 2015 business) which increased $1.7 million (or 9.1%) and $3.1 million (or 8.5%) for the three and six months ended June 30, 2015;

•	Allied Health division (representing 5.0% of this segment’s 2015 business), which decreased $59,000 (or 2.0%) for the three months ended June 30, 2015 and increased $2.6 million (or 51.0%) for the six months ended June 30, 2015; and

•	Excess Casualty division (representing 10.7% of the segment’s 2015 business) which increased $2.1 million (or 35.4%) and $1.2 million (or 7.9%) for the three months and six months ended June 30, 2015.

Gross written premiums for the Specialty Admitted Insurance segment (which represents 12.3% of our consolidated gross written premiums) for the three and six months ended June 30, 2015 were 42.8% and 60.3%, respectively, higher than those of the prior year. Gross written premiums for the three and six months ended

June 30, 2015 included $9.4 million and $20.0 million, respectively, of premiums from its program and fronting business. In the prior year, premiums from such program and fronting business premiums were $6.1 million and $10.0 million for the three and six months ended June 30, 2014, respectively. The segment’s workers’ compensation gross written premiums of $8.5 million and $18.9 million were also up 33.1% and 32.3%, respectively, in the three and six months ended June 30, 2015 over the same periods in 2014.

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three and six months ended June 30, 2015 by $565,000 and $967,000, respectively (in the three and six months ended June 30, 2014, audit premiums increased both written and earned premium by $282,000 and $596,000, respectively). Additionally, gross written premiums for the three and six months ended June 30, 2015 included $1.4 million and $1.9 million, respectively, of assumed premiums from our allocation of involuntary insurance pools ($286,000 and $618,000 for the same periods in the prior year, respectively).

Accordingly, the components of the increase in gross written premiums for the Specialty Admitted Insurance segment may be summarized as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Workers’ compensation premium	$7,540	$5,850	28.9%	$17,167	$13,063	31.4%
Audit premium on workers’ compensation policies	565	282	100.4%	967	596	62.2%
Allocation of involuntary workers’ compensation pool	439	286	53.5%	755	618	22.2%
	8,544	6,418	33.1%	18,889	14,277	32.3%

Program and fronting premium	9,277	6,141	51.1%	19,858	9,959	99.4%
Allocation of involuntary pools for programs and fronting	110	–	–	110	–	–
	9,387	6,141	52.9%	19,968	9,959	100.5%
	$17,931	$12,559	42.8%	$38,857	$24,236	60.3%

A significant portion of the program and fronting business is reinsured. As a result, our net written premium for this segment has not increased at a rate which corresponds to the increase in our gross written premiums.

Gross written premiums for the Casualty Reinsurance segment (which represents 39.1% of our consolidated gross written premiums) increased 250.9% to $88.7 million and 24.2% to $123.3 million for the three and six months ended June 30, 2015, respectively. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits. The increase in premium between the three months ended June 30, 2015 and 2014, is principally due to the timing of renewals on two contracts. One contract renewed as a 15 month treaty in the first quarter of 2014 and was renewed in the second quarter of 2015. This contract contributed $36.7 million to this segment’s gross written premiums in the first quarter of 2014 and $27.4 million of gross written premiums to the second quarter of 2015. The second contract was written in the third quarter of 2014 and renewed in the second quarter of 2015. This contract contributed $25.0 million to this segment’s gross written premiums in the third quarter of 2014 and $16.0 million to gross written premiums in the second quarter of 2015. It should be noted that despite the significant fluctuations in gross written and net written premiums, our net earned premium (which tends to smooth out quarter-to-quarter variances) increased 4.3% year-over-year.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Excess and Surplus Lines	78.7%	84.8%	80.5%	82.5%
Specialty Admitted Insurance	51.1%	58.1%	53.1%	64.5%
Casualty Reinsurance	100.1%	96.9%	100.3%	99.3%
Total	86.3%	84.5%	84.8%	87.5%

The net premium retention for the Excess and Surplus Lines segment decreased from 2014 to 2015 as a result of growth in direct written premium for our Excess Casualty division of $2.1 million (or 35.4%) for the three months ended June 30, 2015 over the three months ended June 30, 2014 and $1.2 million (or 7.9%) for the six months ended June 30, 2015 over the six months ended June 30, 2014. The Excess Casualty division cedes a higher percentage of premiums to reinsurers than other divisions in the Excess and Surplus Lines segment.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2014 to 2015 as a result of the segment’s program and fronting business, which generally has much lower net premium retention than our workers’ compensation business.

For the three and six months ended June 30, 2015, the net retention on the segment’s program and fronting business was 14.9% and 17.5%, respectively, (23.7% and 27.4% in the three and six months ended June 30, 2014), respectively, while the net retention on the workers’ compensation business was 90.9% and 90.8%, respectively (91.1% and 90.5%, respectively, in the three and six months ended June 30, 2014).

The net retention for the Casualty Reinsurance segment for 2015 and 2014 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Excess and Surplus Lines	89.1%	88.5%	88.2%	89.8%
Specialty Admitted Insurance	98.0%	106.9%	99.8%	108.9%
Casualty Reinsurance	98.6%	99.2%	99.3%	99.5%
Total	97.8%	96.7%	97.6%	97.6%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$77,417	$59,134	30.9%	$153,135	$120,687	26.9%
Net written premiums	$60,924	$50,165	21.4%	$123,220	99,539	23.8%

Net earned premiums	$52,867	$45,100	17.2%	$112,267	87,083	28.9%
Losses and loss adjustment expenses	(32,688)	(27,639)	18.3%	(68,530)	(53,480)	28.1%
Underwriting expenses	(14,410)	(12,290)	17.2%	(30,525)	(24,705)	23.6%
Underwriting profit (a), (b)	$5,769	$5,171	11.6%	$13,212	$8,898	48.5%

Ratios:
Loss ratio	61.8%	61.3%		61.0%	61.4%
Expense ratio	27.3%	27.3%		27.2%	28.4%
Combined ratio	89.1%	88.5%		88.2%	89.8%

(a)	See – “Reconciliation of Non-GAAP Measures”
(b)	Underwriting results include fees of $758,000 and $978,000 for the three months and six months ended June 30, 2015, respectively, ($783,000 for both the three months and six months ended 2014).

The combined ratio of the Excess and Surplus Lines segment for the three and six months ended June 30, 2015 was 89.1% (comprised of a loss ratio of 61.8% and an expense ratio of 27.3%) and 88.2% (comprised of a loss ratio of 61.0% and an expense ratio of 27.2%), respectively. This compares to the prior year’s combined ratio for the three and six months ended June 30, 2014 of 88.5% (comprised of a loss ratio of 61.3% and an expense ratio of 27.3%) and 89.8% (comprised of a loss ratio of 61.4% and an expense ratio of 28.4%), respectively.

The loss ratio of 61.8% and 61.0% for the three and six months ended June 30, 2015 includes $3.4 million, or 6.5 percentage points and $8.4 million, or 7.5 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. In the prior year, the loss ratio of 61.3% and 61.4% for the three and six months ended June 30, 2014 includes $3.9 million, or 8.7 percentage points, and $6.3 million, or 7.2 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for this segment was 27.3% for both the three months ended June 30, 2015 and 2014. The expense ratio for the six months ended June 30, 2014 of 28.4% decreased to 27.2% in 2015 due to the percentage increase in earned premiums for the period exceeding the percentage increase in underwriting expenses for the period.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 11.6% and 48.5% from $5.2 million and $8.9 million for the three and six months ended June 30, 2014, respectively, to $5.8 million and $13.2 million for the three and six months ended June 30, 2015, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$17,931	$12,559	42.8%	$38,857	$24,236	60.3%
Net written premiums	$9,167	$7,302	25.5%	$20,641	15,643	32.0%

Net earned premiums	$10,150	$6,513	55.8%	$19,705	11,662	69.0%
Losses and loss adjustment expenses	(6,133)	(3,750)	63.5%	(11,929)	(6,587)	81.1%
Underwriting expenses	(3,818)	(3,211)	18.9%	(7,732)	(6,115)	26.4%
Underwriting profit (loss) (a), (b)	$199	$(448)	–	$44	$(1,040)	–

Ratios:
Loss ratio	60.4%	57.6%		60.5%	56.5%
Expense ratio	37.6%	49.3%		39.2%	52.4%
Combined ratio	98.0%	106.9%		99.8%	108.9%

(a)	See – “Reconciliation of Non-GAAP Measures”
(b)	Underwriting results include fees of $361,000 and $665,000 for the three months and six months ended June 30, 2015, respectively ($166,000 and $303,000 for the same periods in 2014).

The combined ratio of the Specialty Admitted Insurance segment for the three and six months ended June 30, 2015 was 98.0% (comprised of a loss ratio of 60.4% and an expense ratio of 37.6%) and 99.8% (comprised of a loss ratio of 60.5% and an expense ratio of 39.2%), respectively. This compares to the prior year’s combined ratio for the three and six months ended June 30, 2014 of 106.9% (comprised of a loss ratio of 57.6% and an expense ratio of 49.3%) and 108.9% (comprised of a loss ratio of 56.5% and an expense ratio of 52.4%), respectively.

The loss ratio for the three and six months ended June 30, 2015 includes $189,000, or 1.9 percentage points, and $196,000, or 1.0 percentage points, respectively, of net favorable reserve development on prior accident years. The loss ratio for the three and six months ended June 30, 2014 includes $789,000, or 12.1 percentage points, and $1.1 million, or 9.2 percentage points, respectively, of net favorable development on prior accident years. The favorable development in both 2015 and 2014 reflects the fact that actual loss emergence of the workers’ compensation book for accident years 2012 and prior had been better than expected when we took actions to strengthen reserves for the book during the year ended December 31, 2012.

The expense ratio of 37.6% and 39.2% for the three and six months ended June 30, 2015, respectively, declined from the prior year ratios of 49.3% and 52.4%, respectively. This decrease primarily relates to growth in gross written premiums on program and fronting business. Gross written premiums on this program and fronting business were $6.1 million and $10.0 million in the three and six months ended June 30, 2014, respectively, but many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. Gross written premiums on program and fronting business were $9.4 million and $20.0 million for the three and six months ended June 30, 2015, respectively.

As a result of the items discussed above, the underwriting results of the Specialty Admitted Insurance segment improved from underwriting losses of $448,000 and $1.0 million for the three and six months ended June 30, 2014 to an underwriting profit of $199,000 and $44,000 for the three and six months ended June 30, 2015, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$88,663	$25,267	250.9%	$123,277	$99,278	24.2%
Net written premiums	$88,723	$24,474	262.5%	$123,612	98,600	25.4%

Net earned premiums	$43,043	$45,399	(5.2)%	$91,099	$87,323	4.3%
Losses and loss adjustment expenses	(29,110)	(29,947)	(2.8)%	(61,956)	(57,383)	8.0%
Underwriting expenses	(13,339)	(15,089)	(11.6)%	(28,508)	(29,533)	(3.5)%
Underwriting profit (a)	$594	$363	63.6%	$635	$407	56.0%

Ratios:
Loss ratio	67.6%	66.0%		68.0%	65.7%
Expense ratio	31.0%	33.2%		31.3%	33.8%
Combined ratio	98.6%	99.2%		99.3%	99.5%

(a)	See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional insurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and six months ended June 30, 2015 was 98.6% (comprised of a loss ratio of 67.6% and an expense ratio of 31.0%) and 99.3% (comprised of a loss ratio of 68.0% and an expense ratio of 31.3%), respectively. In the prior year, the combined ratio for the three and six months ended June 30, 2014 was 99.2% (comprised of a loss ratio of 66.0% and an expense ratio of 33.2%) and 99.5% (comprised of a loss ratio of 65.7% and an expense ratio of 33.8%), respectively.

The loss ratio for the three and six months ended June 30, 2015 includes $1.1 million and $3.6 million, respectively (or 2.6 and 3.9 percentage points), of net adverse reserve development in our loss estimates for prior accident years. Of the $3.6 million of adverse development for the six months ended June 30, 2015, $2.5 million occurred in the first quarter of 2015 and was primarily related to one reinsurance relationship from the 2011 underwriting year that experienced higher loss development than expected. The $1.1 million of adverse development for the three months ended June 30, 2015 primarily related to one treaty from the 2012 underwriting year. The loss ratio for the three and six months ended June 30, 2014 includes $2.0 million and $3.6 million (or 4.5 and 4.1 percentage points), respectively, of adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment declined from 33.2% and 33.8% for the three and six months ended June 30, 2014, respectively, to 31.0% and 31.3% for the three and six months ended June 30, 2015, respectively, due to a decrease in the weighted-average commission rate in the current year as well as a decrease of $1.3 million in the amount of corporate overhead expenses previously allocated to this segment in the six months ended June 30, 2014 ($650,000 in each quarter) but not allocated to this segment in 2015.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting profit of $594,000 and $635,000 for the three and six months ended June 30, 2015, respectively, which was an increase over the underwriting profit of $363,000 and $407,000 for the three and six months ended June 30, 2014, respectively.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves. The tables below set forth our case reserves, IBNR, total gross and net reserves and the percentage of the reserves comprised by IBNR reserves.

The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2015 was $762.3 million. Of this amount, 69.2% relates to amounts that are IBNR. This amount was 71.2% at March 31, 2015 and 71.5% at December 31, 2014. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$97,838	$362,387	$460,225
Specialty Admitted Insurance	30,884	32,951	63,835
Casualty Reinsurance	106,106	132,088	238,194
Total	$234,828	$527,426	$762,254

At June 30, 2015, the amount of net reserves of $627.5 million that related to IBNR was 69.7%. This amount was 70.5% at March 31, 2015 and 70.3% at December 31, 2014. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$78,907	$285,890	$364,797
Specialty Admitted Insurance	22,205	24,402	46,607
Casualty Reinsurance	89,182	126,918	216,100
Total	$190,294	$437,210	$627,504

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

For the three months ended June 30, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $4.3 million and $1.9 million, respectively. The increase included an $845,000 increase in share based compensation expense due to stock options and restricted share units issued in the fourth quarter of 2014 in conjunction with our initial public offering and $650,000 of expenses previously allocated to our operating units which were not allocated in 2015. The first three months of 2015 also included other expenses related to being a publicly traded company, including professional services fees, printing fees, board fees, transfer agent fees, and additional director and officer insurance costs that were not present in the first three months of 2014.

For the six months ended June 30, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $8.6 million and $3.7 million, respectively. The increase included a $1.6 million increase in share based compensation expense due to stock options and restricted share units issued in the fourth quarter of 2014 in conjunction with our initial public offering and $1.3 million of expenses previously allocated to our operating units which were not allocated in 2015. The first six months of 2015 also included other expenses related to being a publicly traded company, including professional services fees, printing fees, board fees, transfer agent fees, and additional director and officer insurance costs that were not present in the first six months of 2014.

Investing Results

Net investment income for the three months ended June 30, 2015 and 2014 was $13.0 million and $10.7 million, respectively. For the six months ended June 30, 2015 and 2014, our net investment income was $25.0 million and $23.2 million, respectively. Our cash and invested assets increased 4.9% ($1,338.6 million at June 30, 2015 compared to $1,276.1 million at June 30, 2014). The increase in assets was due to positive operating cash flows offset by the payment of dividends of $70.0 million in the third quarter of 2014 and $9.1 million during 2015. The higher net investment income reflects an increase in income from the Company’s renewable energy investments. Net investment income from these investments was $2.2 million and $724,000 in the second quarter of 2015 and 2014, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholder, and together, the carrying value of these investments was $28.8 million at June 30, 2015. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Absent these investments, the remaining balance of our net investment income increased by $850,000 (8.5%) over the second quarter of the prior year to $10.8 million (from $10.0 million). For the six months ended June 30, 2015, absent such investments, the remaining balance of our net investment income increased by $1.2 million (6.4%) over the same period in the prior year. This increase in net investment income was due to additional income from the Company’s other private investments and a 6.3% increase in our average cash and invested assets in the first six months of 2015 compared to the first six months of 2014. The Company’s other private investments, including private debt investments and equity investments in limited partnerships, contributed an additional $631,000 and $955,000 of investment income over the respective prior year quarter and six month periods.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Fixed maturity securities	$5,949	$5,898	$11,648	$11,276
Bank loan participations	3,431	3,526	6,614	6,843
Equity securities	1,135	1,020	2,196	2,063
Other invested assets	3,208	1,138	6,212	4,681
Cash, cash equivalents, and short-term investments	207	34	244	58
Trading gains (losses)	(23)	27	(17)	33
Gross investment income	13,907	11,643	26,897	24,954
Investment expense	(907)	(932)	(1,911)	(1,761)
Net investment income	$13,000	$10,711	$24,986	$23,193

The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Annualized gross investment yield on:
Average cash and invested assets	4.2%	3.6%	4.1%	4.0%
Average fixed maturity securities	3.4%	3.6%	3.2%	3.5%
Annualized tax equivalent yield on:
Average fixed maturity securities	3.5%	3.7%	3.3%	3.6%

We held cash and invested assets of $1,338.6 million at June 30, 2015. Of this amount, $65.8 million was held in the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $886.3 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments is $105.6 million of short-term investments, $58.6 million of other invested assets, and $5.8 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The last component of our investment portfolio is comprised of $216.5 million of bank loan participations which are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2015 and December 31, 2014, the fair market value of these securities was $212.9 million, and $231.3 million, respectively.

For the three months ended June 30, 2015, we recognized net realized investment gains of $350,000. For the three months ended June 30, 2014, the Company recognized net realized investment losses of $1.8 million. These realized investment losses in 2014 included $2.4 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico.

For the six months ended June 30, 2015, we recognized net realized investment losses of $2.5 million. The realized investment losses included $3.4 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.3 million of net realized investment gains recognized on the sale of fixed maturities. For the six months ended June 30, 2014, the Company recognized net realized investment losses of $3.7 million. The realized investment losses included $2.4 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico and $1.9 million from the sale of one renewable energy investment.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review, the Company wrote down two municipal bonds issued by the Commonwealth of Puerto Rico that were considered other than temporarily impaired. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on these bonds. The Company recognized impairment losses of $660,000 on these bonds for the three months ended March 31, 2015. The impaired securities were sold in the quarter ended June 30, 2015. The Company recognized a net realized gain of $22,000 on the sales. The Company recognized impairment losses of $1.4 million on the bonds for the three and six months ended June 30, 2014.

At June 30, 2015, the Company holds participations in two loans issued by companies that produce and sell electricity subject to power purchase agreements with the Puerto Rico Electric Power Authority (“PREPA”). PREPA is a public corporation and governmental agency of the Commonwealth of Puerto Rico. To date, the loans are current with respect to contractual payments of principal and interest. However, PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about the Company’s continuing ability to collect amounts owed by PREPA in order to continue to make full and timely payments on the debt obligations held by the Company. PREPA has been downgraded by Moody’s to “Caa2” and by S&P to “B-.” PREPA’s debt has recently traded at a significant discount to par with very high yields. It is unclear how the power contracts would be treated under a PREPA restructuring. Management concluded that the loans were impaired and at June 30, 2015, the allowance for credit losses on these loans was $588,000. The impaired loans have a carrying value of $5.6 million at June 30, 2015 and unpaid principal of $6.6 million. At June 30, 2014, losses of $963,000 were recorded to establish an allowance for credit losses on the loans.

The Company currently holds bank loans in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining oil and gas prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. For three of these loans, we only sold a portion of our holdings in March 2015. Management concluded that the portion of the three loans still held at June 30, 2015 should be considered impaired and the allowance for credit losses on these loans was $58,000. These loans had a carrying value of $2.9 million at June 30, 2015 and unpaid principal of $3.1 million. In total, including the three loans discussed above, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $24.5 million and an unrealized loss of $1.7 million at June 30, 2015.

At June 30, 2015, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $10.4 million representing 1.2% of the cost or amortized cost of the portfolio. Additionally, at June 30, 2015, 86.4% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at June 30, 2015 had an aggregate fair value of $15.2 million and an aggregate net unrealized loss of $2.6 million.

The average duration of our investment portfolio, excluding bank loans, was 4.3 years at June 30, 2015. The duration for bank loans is less than one year, resulting in an approximate duration for the entire portfolio of 3.5 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	June 30, 2015			December 31, 2014
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$104,096	$110,696	12.5%	$90,715	$99,046	12.0%
Residential mortgage-backed	126,762	126,274	14.2%	113,997	115,249	14.0%
Corporate	289,638	288,150	32.5%	261,574	267,882	32.5%
Commercial mortgage and asset-backed	128,322	129,994	14.7%	111,056	113,341	13.7%
Obligations of U.S. government corporations and agencies	96,226	97,319	11.1%	100,376	101,275	12.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,523	56,810	6.4%	58,173	58,269	7.1%
Redeemable preferred stock	2,025	1,935	0.2%	2,025	1,901	0.2%
Total	803,592	811,178	91.6%	737,916	756,963	91.8%
Equity securities:
Preferred stock	53,147	56,171	6.3%	45,149	49,601	6.0%
Common stock	19,199	18,993	2.1%	19,199	18,304	2.2%
Total	72,346	75,164	8.4%	64,348	67,905	8.2%
Total investments	$875,938	$886,342	100.0%	$802,264	$824,868	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of June 30, 2015:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$128,816	15.8%
AA	387,612	47.5%
A	189,675	23.2%
BBB	95,683	11.7%
BB	6,800	0.8%
Below BB and unrated	8,355	1.0%
Total	$816,941	100.0%

At June 30, 2015, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $291.2 million. A summary of these securities by industry segment is shown below as of June 30, 2015:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$203,672	69.9%
Financial	50,013	17.2%
Utilities	37,490	12.9%
Total	$291,175	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include public traded securities and privately placed bonds is shown below as of June 30, 2015:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$261,362	89.8%
Privately placed	29,813	10.2%
Total	$291,175	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	June 30, 2015
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$54,603	$55,099	6.8%
After one year through five years	253,370	253,691	31.3%
After five years through ten years	99,266	100,642	12.4%
After ten years	139,244	143,543	17.7%
Residential mortgage-backed	126,762	126,274	15.6%
Commercial mortgage and asset-backed	128,322	129,994	16.0%
Redeemable preferred stock	2,025	1,935	0.2%
Total	$803,592	$811,178	100.0%

At June 30, 2015, the Company held one security with a market value of $21,000 in securitizations of alternative-A mortgages which is performing and rated “investment grade” by the established ratings agencies. The Company has no investments in sub-prime mortgages or collateralized debt obligations at June 30, 2015.

Interest Expense

Interest expense was $1.7 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively ($3.4 million and $3.1 million for the six month periods). The increase in interest expense relates to a $30.3 million increase in the unsecured revolving facility from June 30, 2014 to June 30, 2015, $20.0 million of which was used to fund the Company’s $70.0 million dividend in September 2014 and other operating needs.

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

On June 5, 2013, the Company closed on a three-year $125.0 million senior revolving credit facility which matures on June 5, 2016. The Company and JRG Re are borrowers on the senior revolving credit facility. On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. On May 20, 2015, the Company exercised its option under the facility and increased its secured capacity by $40.0 million to a total of $102.5 million.

The senior revolving credit facility is comprised of two parts:

•	A $102.5 million secured revolving facility to be utilized by JRG Re to issue letters of credit for the benefit of third party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2015, JRG Re had issued $42.6 million of letters of credit under the facility.

•	A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at the three-month LIBOR plus a margin, currently 2.00%, which is subject to change depending upon our total outstanding debt to capitalization. At June 30, 2015, we have drawn $73.3 million on the unsecured revolver.

This debt contains certain financial and other covenants with which the Company is in compliance at June 30, 2015.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2015 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of trust preferred securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619	$55,670	$30,928
Principal amount of junior subordinated debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	Three-Month LIBOR plus 3.1% thereafter	Three-Month LIBOR plus 4.0% thereafter

All of the junior subordinated debt is redeemable at 100.0% of the unpaid principal amount at our option.

The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2015.

At June 30, 2015 and December 31, 2014, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 21.7% and 21.9%, respectively. Having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 and $173,000 of amortization of intangible assets for the three months ended June 30, 2015 and 2014, respectively, and $298,000 for each of the six month periods ended June 30, 2015 and 2014.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.5% and 10.8% of our available-for-sale securities at June 30, 2015 and 2014, respectively) and dividends received income. For the three months ended June 30, 2015 and 2014, our U.S. federal income tax expense was 9.2% and 6.8% of income before taxes, respectively (9.0% and 8.5% for the six month periods, respectively).

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

At June 30, 2015, the Bermuda holding company had $1.7 million of cash and cash equivalents. The US holding company had $72.9 million of cash and invested assets, comprised of cash and cash equivalents of $5.1 million, fixed maturity securities of $5.8 million, equity securities of $7.0 million, short-term investments of $3.6 million, and other invested assets of $51.5 million, which are not subject to regulatory restrictions.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended June 30, 2015 and 2014, our annualized net written premium to surplus ratio was 1.0 to 1.0 and 0.5 to 1.0, respectively (0.9 to 1 and 0.7 to 1 for the six month periods, respectively).

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2015 and 2014, our net premium retention was 86.3% and 84.5%, respectively (84.8% and 87.5% for the six month periods, respectively).

For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty, Sports and Entertainment, and Small Business. These underwriting divisions comprise 61.4% of the Excess and Surplus Lines segment’s gross written premiums for the six months ended June 30, 2015.

The following is a summary of our reinsurance in place as of July 1, 2015:

Line of Business	Company Retention
Casualty
Primary Specialty Casualty	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.
Excess Casualty	Up to $1.0 million per occurrence. (1)
Professional Liability	Up to $1.0 million per occurrence. (2)
Workers’ Compensation	Up to $600,000 per occurrence, plus any amounts over $30.0 million per occurrence or above $12.0 million for any one life occurrence.
Property	Up to $5.0 million per event. (3)

(1)	For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million or less. For policies where we also write an underlying primary casualty policy, the net excess casualty limit is added to our retention on the primary casualty coverage, which results in a total retention of $2.0 million or less on any one risk.
(2)	Only for policies where we do not write the underlying primary professional liability policy.
(3)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.

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

We manage our exposure to the potential significant losses noted above through the purchase of catastrophe reinsurance coverage. Effective June 1, 2015, we purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Based upon our modeling results, a $45.0 million gross catastrophe loss would exceed our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $7.4 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.

Additionally, our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for 50% of the first $600,000 for workers’ compensation program business;

•	purchases a property catastrophe reinsurance program to manage its incidental property exposure to approximate a 1,000 year PML; and

•	purchases reinsurance for at least 60% of the limits exposed on program business subject to the segment retaining up to $1.0 million per occurrence for general liability, commercial automobile liability and property, and $250,000 for automobile physical damage.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2015 and 2014, there was no allowance for uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best Company (“A.M. Best”) financial strength ratings of “A-” (Excellent) or better.

At June 30, 2015, we had reinsurance recoverables on unpaid losses of $134.8 million and reinsurance recoverables on paid losses of $3.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, and proceeds from offerings of debt and equity securities and sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$48,853	$48,379
Investing activities	(47,681)	(147,609)
Financing activities	(8,723)	(315)
Change in cash and cash equivalents	$(7,551)	$(99,545)

Cash from operating activities increased from $48.4 million in the first half of 2014 to $48.9 million in the first half of 2015. The decrease in cash used in investing activities reflects net sales of short-term investments of $26.3 million for the six months ended June 30, 2015 and net purchases of short-term investments of $58.4 million for the six months ended June 30, 2014. In addition, purchases of other invested assets increased from $4.8 million in the six months ended June 30, 2014 to $27.1 million in the six months ended June 30, 2015. The increase in cash used in financing activities is attributable to dividends paid of $9.1 million in the first six months of 2015. No dividends were paid in the first six months of 2014.

Ratings

The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent) with a positive outlook. This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. A.M. Best assigns ratings to both insurance and reinsurance companies, which currently range from “A++” (Superior) to “S” (Suspended). The rating for our operating companies of “A-” (Excellent), is the fourth highest rating issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent) “with a positive outlook” ratings obtained by our insurance and reinsurance subsidiaries are consistent with our companies’ business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

EQUITY

Equity Awards

For the three months ended June 30, 2015 and 2014, the Company recognized $943,000 and $98,000, respectively, of share based compensation expense ($1.9 million and $213,000 for the six month periods, respectively). The significant increase in compensation expense is due to stock options and restricted share units (“RSUs”) issued in the fourth quarter of 2014 in conjunction with our initial public offering. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.8 years at June 30, 2015 is $9.3 million. There were 41,250 options exercised during the three and six month periods ending June 30, 2015. There were no option exercises for the three and six months ended June 30, 2014 nor were there any RSU vestings during the three and six months ended June 30, 2015 or 2014. The Company granted 10,627 options during the three months and six months ended June 30, 2015 and none in the prior year period ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Underwriting profit (loss) of the insurance and reinsurance segments:
Excess and Surplus Lines	$5,769	$5,171	$13,212	$8,898
Specialty Admitted Insurance	199	(448)	44	(1,040)
Casualty Reinsurance	594	363	635	407
Total underwriting profit of insurance and reinsurance segments	6,562	5,086	13,891	8,265
Other operating expenses of the Corporate and Other segment	(4,255)	(1,856)	(8,634)	(3,721)
Underwriting profit (a)	2,307	3,230	5,257	4,544
Net investment income	13,000	10,711	24,986	23,193
Net realized investment gains/(losses)	350	(1,790)	(2,456)	(3,711)
Other income and expense	(10)	(216)	(23)	(231)
Interest expense	(1,744)	(1,557)	(3,448)	(3,104)
Amortization of intangible assets	(149)	(173)	(298)	(298)
Income before taxes	$13,754	$10,205	$24,018	$20,393

(a)

Included in underwriting results for the three and six months ended June 30, 2015, is fee income of $1.1 million and $1.6 million, respectively ($949,000 and $1.1 million for the same periods in the prior year).

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

Our income before taxes and net income for the three and six months ended June 30, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended June 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$13,754	$12,489	$10,205	$9,513
Net realized investment losses	(350)	(279)	1,790	990
Other expenses	69	45	296	271
Interest expense on leased building the Company is deemed to own for accounting purposes	165	107	167	109
Net operating income	$13,638	$12,362	$12,458	$10,883

	Six Months Ended June 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$24,018	$21,866	$20,393	$18,651
Net realized investment losses	2,456	1,883	3,711	2,143
Other expenses	138	90	389	341
Interest expense on leased building the Company is deemed to own for accounting purposes	330	214	332	216
Net operating income	$26,942	$24,053	$24,825	$21,351

Tangible Equity Metrics

Two of the key financial measures that we use to assess our longer term financial performance are our percentage growth in tangible equity per share and our operating return on that tangible equity. For the six months ended June 30, 2015, we increased our tangible equity per share by 1.0% and by 3.0% after adding back the dividends declared and paid on March 31, 2015 and June 30, 2015. Our annualized net operating return on average tangible equity was 10.5% for the three months ended June 30, 2015 and 10.3% for the six months ended June 30, 2015.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)

Shareholders’ equity	$692,185	$687,921
Less:
Goodwill	181,831	181,831
Intangible assets	39,827	40,125
Tangible equity	$470,527	$465,965

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the continued implementation of an internal audit function, which began during the fourth quarter of 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings arising in the ordinary course of our business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended June 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

James River Group Holdings, Ltd.

Date: August 10, 2015	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Gregg T. Davis
Gregg T. Davis
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed on
March 12, 2015, Commission File No. 001-36777)

4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+

4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+

4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+

4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+

4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+

Exhibit Number	Description
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1	Credit Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4	Letter from KeyBank National Association dated May 20, 2015 regarding certain fronting fees under the Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, as amended

10.5	Redemption Agreement by and between James River Group Holdings, Ltd. and Lehman Brothers Offshore Partners, Ltd. dated April 3, 2013 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.6	Redemption Agreement by and between James River Group Holdings, Ltd., Sunlight Capital Ventures, LLC, and Sunlight Capital Partners II, LLC dated April 3, 2013 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.7	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.9	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.14	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.15	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.16	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form
S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.17	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.19	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.22	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 of the 2014 Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*

10.23	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.24	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.25	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.26	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Company; Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

