Form 10-Q
period 2015-09-30
James River Group Holdings, Ltd.
filed 2015-11-10
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Pitts Bay Road, Pembroke HM08, Bermuda

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

Yes  ☐     No  ☒

Number of shares of the registrant's common stock outstanding at November 5, 2015: 28,769,487

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2015	2014
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2015 – $878,724; 2014 – $737,916)	$888,480	$756,963
Trading, at fair value (amortized cost: 2015 – $1,249; 2014 – $7,324)	1,251	7,388
Equity securities available-for-sale, at fair value (cost: 2015 – $72,346; 2014 – $64,348)	74,453	67,905
Bank loan participations held-for-investment, at amortized cost, net of allowance	213,625	239,511
Short-term investments	50,225	131,856
Other invested assets	74,301	33,622
Total invested assets	1,302,335	1,237,245

Cash and cash equivalents	76,561	73,383
Accrued investment income	8,281	7,273
Premiums receivable and agents’ balances, net	197,962	162,527
Reinsurance recoverable on unpaid losses	133,273	127,254
Reinsurance recoverable on paid losses	5,835	1,725
Prepaid reinsurance premiums	37,709	29,445
Deferred policy acquisition costs	72,673	60,202
Intangible assets, net	39,678	40,125
Goodwill	181,831	181,831
Other assets	39,977	38,282
Total assets	$2,096,115	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	September 30,	December 31,
	2015	2014
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$779,009	$716,296
Unearned premiums	329,867	277,579
Payables to reinsurers	20,566	19,272
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	29,250	31,107
Other liabilities	37,652	34,762
Total liabilities	1,388,699	1,271,371

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2015 and 2014: $0.0002 par value; 200,000,000 shares authorized; 2015 and 2014: 28,769,487 and 28,540,350 shares issued and outstanding, respectively	6	6
Preferred Shares – 2015 and 2014: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	630,272	628,236
Retained earnings	68,252	41,323
Accumulated other comprehensive income	8,886	18,356
Total shareholders’ equity	707,416	687,921
Total liabilities and shareholders’ equity	$2,096,115	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share amounts)
Revenues
Gross written premiums	$148,236	$171,415	$463,505	$415,616
Ceded written premiums	(25,308)	(17,579)	(73,104)	(47,998)
Net written premiums	122,928	153,836	390,401	367,618
Change in net unearned premiums	(223)	(53,847)	(44,625)	(81,561)
Net earned premiums	122,705	99,989	345,776	286,057

Net investment income	9,510	9,996	34,496	33,189
Net realized investment (losses) gains	(17)	2,033	(2,473)	(1,678)
Other income	925	(201)	2,018	740
Total revenues	133,123	111,817	379,817	318,308

Expenses
Losses and loss adjustment expenses	66,718	54,486	209,133	171,936
Other operating expenses	43,387	34,114	119,764	98,971
Other expenses	69	2,459	207	2,848
Interest expense	1,769	1,557	5,217	4,661
Amortization of intangible assets	149	149	447	447
Total expenses	112,092	92,765	334,768	278,863

Income before taxes	21,031	19,052	45,049	39,445
Income tax expense	2,070	1,884	4,222	3,626
Net income	18,961	17,168	40,827	35,819

Other comprehensive income:
Net unrealized gains (losses), net of taxes of $(128) and $(1,272) in 2015 and $(776) and $2,882 in 2014	1,586	(4,420)	(9,470)	7,084
Total comprehensive income	$20,547	$12,748	$31,357	$42,903

Per share data:
Basic earnings per share	$0.66	$0.60	$1.43	$1.26
Diluted earnings per share	$0.64	$0.60	$1.40	$1.24
Dividend declared per share	$0.16	$2.45	$0.48	$2.45

Weighted-average common shares outstanding:
Basic	28,735,087	28,540,350	28,608,398	28,540,350
Diluted	29,418,251	28,793,815	29,244,520	28,787,500

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2013	$6	$627,647	$66,636	$7,201	$701,490
Net income	–	–	35,819	–	35,819
Other comprehensive income	–	–	–	7,084	7,084
Dividends	–	–	(69,998)	–	(69,998)
Compensation expense under stock incentive plans	–	312	–	–	312
Balances at September 30, 2014	$6	$627,959	$32,457	$14,285	$674,707

Balances at December 31, 2014	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	40,827	–	40,827
Other comprehensive income	–	–	–	(9,470)	(9,470)
Dividends	–	–	(13,898)	–	(13,898)
Exercise of stock options and related excess tax benefits	–	(758)	–	–	(758)
Compensation expense under stock incentive plans	–	2,794	–	–	2,794
Balances at September 30, 2015	$6	$630,272	$68,252	$8,886	$707,416

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net cash provided by operating activities	$104,279	$88,221

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(245,346)	(144,487)
Sales – fixed maturity securities	29,276	28,101
Maturities and calls – fixed maturity securities	74,460	33,027
Purchases – equity securities	(7,998)	(8,133)
Sales – equity securities	–	16,612
Bank loan participations:
Purchases	(96,896)	(203,980)
Sales	90,293	113,819
Maturities	29,876	57,652
Other invested assets:
Purchases	(47,099)	(4,800)
Disposals	35	9,470
Maturities and repayments	6,957	–
Short-term investments, net	81,631	(43,730)
Securities receivable or payable, net	39	37,781
Purchases of property and equipment	(1,185)	(909)
Net cash used in investing activities	(85,957)	(109,577)

Financing activities
Dividends paid	(13,735)	(65,045)
Senior debt issuances	–	20,300
Debt issue costs paid	–	(395)
Issuances of common stock	863	–
Common stock repurchases	(3,715)	–
Stock option excess tax benefit	2,094	–
Repayments of financing obligations net of proceeds	(488)	(475)
Other financing	(163)	–
Net cash used in financing activities	(15,144)	(45,615)
Change in cash and cash equivalents	3,178	(66,971)
Cash and cash equivalents at beginning of period	73,383	158,604
Cash and cash equivalents at end of period	$76,561	$91,633

Supplemental information
Interest paid	$5,490	$4,913

U.S. income taxes paid (net of refunds)	$(1,532)	$5,131

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

Organization

James River Group Holdings, Ltd. (referred to as “JRG Holdings” or the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.

The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company, as described below:

•	James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding U.S. debt.

•	James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.

•	Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly-owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake General Insurance Company, an Ohio domiciled company. Falls Lake National began writing specialty admitted program business in late 2013.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes individual risk workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

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

Variable Interest Entities

Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose, and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

The Company holds interests in VIEs through certain equity method investments in limited liability companies (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $26.0 million and $25.1 million as of September 30, 2015 and December 31, 2014, respectively, representing the Company’s maximum exposure to loss.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU 2015-09 requires additional disclosures about short-duration contracts. The disclosures will focus on the liability for the reserves for losses and loss adjustment expenses. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2015-09 on our consolidated financial statements.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
Fixed maturity securities:
State and municipal	$112,053	$7,841	$(41)	$119,853
Residential mortgage-backed	135,851	2,255	(1,394)	136,712
Corporate	342,689	5,620	(7,887)	340,422
Commercial mortgage and asset-backed	134,420	1,989	(117)	136,292
Obligations of U.S. government corporations and agencies	94,872	1,107	(3)	95,976
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,814	454	(3)	57,265
Redeemable preferred stock	2,025	-	(65)	1,960
Total fixed maturity securities	878,724	19,266	(9,510)	888,480
Equity securities	72,346	3,908	(1,801)	74,453
Total investments available-for-sale	$951,070	$23,174	$(11,311)	$962,933

December 31, 2014
Fixed maturity securities:
State and municipal	$90,715	$8,509	$(178)	$99,046
Residential mortgage-backed	113,997	2,661	(1,409)	115,249
Corporate	261,574	8,742	(2,434)	267,882
Commercial mortgage and asset-backed	111,056	2,429	(144)	113,341
Obligations of U.S. government corporations and agencies	100,376	1,431	(532)	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	289	(193)	58,269
Redeemable preferred stock	2,025	–	(124)	1,901
Total fixed maturity securities	737,916	24,061	(5,014)	756,963
Equity securities	64,348	5,182	(1,625)	67,905
Total investments available-for-sale	$802,264	$29,243	$(6,639)	$824,868

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2015 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$84,559	$85,179
After one year through five years	267,065	266,232
After five years through ten years	105,309	106,787
After ten years	149,495	155,318
Residential mortgage-backed	135,851	136,712
Commercial mortgage and asset-backed	134,420	136,292
Redeemable preferred stock	2,025	1,960
Total	$878,724	$888,480

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2015
Fixed maturity securities:
State and municipal	$9,587	$(41)	–	–	$9,587	$(41)
Residential mortgage-backed	23,275	(161)	43,109	(1,233)	66,384	(1,394)
Corporate	118,402	(3,363)	4,817	(4,524)	123,219	(7,887)
Commercial mortgage and asset-backed	42,098	(58)	18,055	(59)	60,153	(117)
Obligation of U.S. government corporations and agencies	–	–	4,047	(3)	4,047	(3)
U.S. Treasury securities and obligations guaranteed by the U.S. government	–	–	2,202	(3)	2,202	(3)
Redeemable preferred stock	1,960	(65)	–	–	1,960	(65)
Total fixed maturity securities	195,322	(3,688)	72,230	(5,822)	267,552	(9,510)
Equity securities	9,342	(265)	12,071	(1,536)	21,413	(1,801)
Total investments available-for-sale	$204,664	$(3,953)	$84,301	$(7,358)	$288,965	$(11,311)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2014
Fixed maturity securities:
State and municipal	$3,197	$(176)	$247	$(2)	$3,444	$(178)
Residential mortgage-backed	2,072	(2)	47,594	(1,407)	49,666	(1,409)
Corporate	25,885	(235)	22,353	(2,199)	48,238	(2,434)
Commercial mortgage and asset-backed	23,894	(118)	8,742	(26)	32,636	(144)
Obligations of U.S. government corporations and agencies	202	–	48,029	(532)	48,231	(532)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,055	(24)	19,383	(169)	32,438	(193)
Redeemable preferred stock	–	–	1,901	(124)	1,901	(124)
Total fixed maturity securities	68,305	(555)	148,249	(4,459)	216,554	(5,014)
Equity securities	1,361	(205)	10,621	(1,420)	11,982	(1,625)
Total investments available-for-sale	$69,666	$(760)	$158,870	$(5,879)	$228,536	$(6,639)

As of September 30, 2015, the Company held securities of 88 issuers that were in an unrealized loss position with a total fair value of $289.0 million and gross unrealized losses of $11.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At September 30, 2015, 87.1% of the Company’s fixed maturity security portfolio was rated “A-“ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2015 had an aggregate fair value of $10.3 million and an aggregate net unrealized loss of $4.7 million.

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

Management concluded that none of the other fixed maturity securities with an unrealized loss at September 30, 2015 or December 31, 2014 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at September 30, 2015 or December 31, 2014 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until such time that they recover their fair value.

The Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of $752,000. After recording this impairment, these loans had a carrying value of $7.1 million at December 31, 2014 and unpaid principal of $8.4 million. At September 30, 2015, the allowance for credit losses on these loans was $501,000. The loans had a carrying value of $4.7 million at September 30, 2015 and unpaid principal of $5.6 million. The allowance for credit losses on these loans at September 30, 2014 was $742,000.

A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining energy prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. In total, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $21.0 million and an unrealized loss of $5.0 million at September 30, 2015. Management concluded that none of these loans were impaired as of September 30, 2015. There was no allowance for credit losses on these loans at September 30, 2014. Management also concluded that one non-energy sector loan held at September 30, 2015 should be considered impaired and an allowance for credit losses of $29,000 was established on the loan. After recording this impairment, the loan had a carrying value of $695,000 at September 30, 2015 and unpaid principal of $724,000.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2015 or December 31, 2014.

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

The average recorded investment in impaired bank loans was $6.3 million and $4.1 million during the nine months ended September 30, 2015 and 2014, respectively. Investment income of $139,000 and $59,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded realized gains of $143,000 and $346,000, respectively, in the three months and nine months ended September 30, 2015 for changes in the fair value of impaired bank loans. In the three months and nine months ended September 30, 2014, the Company recorded realized gains of $221,000 and realized losses of $742,000, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months and nine months ended September 30, 2015 includes $21,000 and $4,000, respectively, of net trading gains of which $1,000 (for both the three and nine month periods) relates to securities held at September 30, 2015.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturity securities:
Gross realized gains	$130	$29	$1,417	$423
Gross realized losses	(72)	(91)	(736)	(1,503)
	58	(62)	681	(1,080)

Bank loan participations:
Gross realized gains	421	736	953	1,714
Gross realized losses	(496)	(3)	(4,150)	(981)
	(75)	733	(3,197)	733

Equity securities:
Gross realized gains	-	-	-	88
Gross realized losses	-	-	-	(842)
	-	-	-	(754)

Short-term investments and other:
Gross realized gains	4	1,362	52	1,362
Gross realized losses	(4)	-	(9)	(1,939)
	-	1,362	43	(577)
Total	$(17)	$2,033	$(2,473)	$(1,678)

Realized investment gains or losses are determined on a specific identification basis.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

			Investment Income
	Carrying Value		Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Category
Renewable energy LLCs (a)	$26,021	$25,119	$(659)	$697	$3,956	$4,737
Renewable energy bridge financing notes (b)	30,078	-	984	-	2,483	-
Limited partnerships (c)	13,702	4,003	(1,038)	(105)	(1,112)	127
Bank holding companies (d)	4,500	4,500	86	86	257	314
Other (e)	-	-	-	3	-	184
Total other invested assets	$74,301	$33,622	$(627)	$681	$5,584	$5,362

(a)	Equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $3.1 million and $3.3 million in the nine months ended September 30, 2015 and 2014, respectively. In March 2014, the Company sold its interest in one of the LLCs for $5.9 million and a $1.9 million realized loss was recognized on the sale. Investment income of $3.6 million was recognized on this investment in the three months ended March 31, 2014.

(b)	Investments in bridge loans for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally mature in less than one year and carry primarily variable rates of interest ranging from 7.3% to 15.0%. Original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method. During the nine months ended September 30, 2015, the Company invested a total of $36.3 million in these notes and has received maturities and partial repayments totaling $7.0 million.

(c)	Investments in limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company has outstanding commitments to invest another $9.2 million in limited partnerships.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

(d)	Net investment income for the nine months ended September 30, 2014 includes $57,000 related to a previously held equity investment in a bank holding company (“Predecessor Bank Holding Company”). On July 4, 2014, the Predecessor Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”). In exchange for its shares of the Predecessor Bank Holding Company, the Company received $354,000 in cash and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million. The common shares of the Surviving Bank Holding Company are carried as available for-sale equity securities as they are publicly-traded and the Company does not have significant influence over the Surviving Bank Holding Company.

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

(e)	For the three months and nine months ended September 30, 2014, respectively, income of $3,000 and $184,000 was recognized on a $3.3 million note agreement with two property development companies. The note, which carried a fixed interest rate of 11.10%, was repaid in full on July 3, 2014. The Bank Holding Company also entered into note agreements with the same property development companies.

On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company. The certificate of deposit, which matures on December 19, 2015, is carried as a short-term investment. Interest income of $1,000 and $4,000 was recognized on this investment for the three months and nine months ended September 30, 2015, respectively.

Two of the Company’s directors are also directors of First Wind Capital, LLC (“First Wind”), which is an affiliate of the Company’s largest shareholder. At December 31, 2014, the Company held fixed maturity securities with a fair value of $12.6 million issued by First Wind. These securities were called in March 2015, resulting in a realized gain of $845,000. Also at December 31, 2014, the Company held a bank loan participation with a carrying value of $4.6 million from an affiliate of First Wind. The loan was repaid in full in January 2015.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2015 and December 31, 2014.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

3.	Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2015		December 31, 2014
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	3,297	11,611	2,850
Identifiable intangible assets subject to amortization		11,611	3,297	11,611	2,850
		$42,975	$3,297	$42,975	$2,850

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income to shareholders	$18,961	$17,168	$40,827	$35,819

Weighted average common shares outstanding:
Basic	28,735,087	28,540,350	28,608,398	28,540,350
Common share equivalents	683,164	253,465	636,122	247,150
Diluted	29,418,251	28,793,815	29,244,520	28,787,500

Earnings per share:
Basic	$0.66	$0.60	$1.43	$1.26
Common share equivalents	(0.02)	-	(0.03)	(.02)
Diluted	$0.64	$0.60	$1.40	$1.24

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months ended September 30, 2015 and 2014, common share equivalents of 10,627 and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive. For the nine months ended September 30, 2015 and 2014, common share equivalents of 5,761 and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$627,504	$561,939	$589,042	$526,985
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	76,303	69,838	223,725	191,038
Prior years	(9,585)	(15,352)	(14,592)	(19,102)
Total incurred losses and loss and adjustment expenses	66,718	54,486	209,133	171,936
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	4,062	7,341	18,665	12,454
Prior years	44,424	37,602	133,774	114,985
Total loss and loss adjustment expense payments	48,486	44,943	152,439	127,439
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	645,736	571,482	645,736	571,482
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	133,273	119,400	133,273	119,400
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$779,009	$690,882	$779,009	$690,882

A $9.6 million reserve redundancy developed in the three months ended September 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $10.1 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014 and 2013 accident years. This favorable development occurred because our actuarial studies at September 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $2.0 million of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $2.5 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2012 and 2011 underwriting years that experienced higher loss development in 2015 than expected.

The Company experienced $15.4 million of favorable reserve development in the three months ended September 30, 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This reserve development included $12.0 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2011 and 2010 accident years. This favorable development occurred because our actuarial studies at September 30, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continued to be below our initial expected loss ratios. The Company also experienced $2.2 million of favorable development for the Specialty Admitted Insurance segment and $1.2 million of favorable development in the Casualty Reinsurance segment.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

A $14.6 million reserve redundancy developed in the nine months ended September 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $18.5 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014 and 2013 accident years. This favorable development occurred because our actuarial studies at September 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $2.2 million of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $6.0 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2012 and 2011 underwriting years that experienced higher loss development in 2015 than expected.

A $19.1 million reserve redundancy developed in the nine months ended September 30, 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable development included $18.3 million of favorable development in the Excess and Surplus Lines segment primarily from the 2011, 2009 and 2007 accident years and $3.3 million of favorable development in the Specialty Admitted Insurance segment. This favorable development was partially offset by $2.4 million of adverse development on assumed business in the Casualty Reinsurance segment.

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Unrealized gains (losses) arising during the period, before U.S. income taxes	$1,516	$(5,258)	$(10,061)	$8,132
U.S. income taxes	104	787	1,434	(2,200)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	1,620	(4,471)	(8,627)	5,932
Less reclassification adjustment:
Net realized investment gains (losses)	58	(62)	681	(1,834)
U.S. income taxes	(24)	11	162	682
Reclassification adjustment for investment gains (losses) realized in net income	34	(51)	843	(1,152)
Other comprehensive income	$1,586	$(4,420)	$(9,470)	$7,084

7.	Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Commitments and Contingent Liabilities (continued)

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $95.2 million of letters of credit were issued through September 30, 2015, and assets of $113.4 million were on deposit at September 30, 2015 securing the letters of credit. Under a $102.5 million facility, $43.5 million of letters of credit were issued through September 30, 2015, and assets of $61.8 million were on deposit at September 30, 2015 securing the letters of credit. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts at September 30, 2015 was $216.7 million.

In May 2015, the Company committed to a $15.0 million investment in a limited partnership that invests in equity tranches of collateralized loan obligations (CLO)s. The Company has funded $10.2 million, and the remaining commitment is $4.8 million as of September 30, 2015.  The Company also committed to fund $5.0 million in a limited partnership that invests in loans of middle market private equity sponsored companies.  The Company has funded $625,000, and the remaining commitment is $4.4 million as of September 30, 2015.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss). Net fee income of $861,000 and $(218,000) was included in underwriting profit for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, net fee income included in underwriting profit was $1.8 million and $565,000, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2015
Gross written premiums	$82,249	$22,898	$43,089	$–	$148,236
Net earned premiums	65,804	10,743	46,158	–	122,705
Underwriting profit of insurance segments	17,047	462	276	–	17,785
Net investment income	3,394	618	5,862	(364)	9,510
Interest expense	–	–	–	1,769	1,769
Segment revenues	70,117	11,462	51,871	(327)	133,123
Segment goodwill	181,831	–	–	–	181,831
Segment assets	715,832	154,805	1,115,175	110,303	2,096,115

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2014
Gross written premiums	$61,857	$16,211	$93,347	$–	$171,415
Net earned premiums	51,230	7,185	41,574	–	99,989
Underwriting profit of insurance segments	13,033	162	17	–	13,212
Net investment income	3,472	581	5,269	674	9,996
Interest expense	–	–	–	1,557	1,557
Segment revenues	54,879	7,791	47,123	2,024	111,817
Segment goodwill	181,831	–	–	–	181,831
Segment assets	696,504	119,367	1,055,793	97,922	1,969,586

Nine Months Ended September 30, 2015
Gross written premiums	$235,384	$61,755	$166,366	$–	$463,505
Net earned premiums	178,071	30,448	137,257	–	345,776
Underwriting profit of insurance segments	30,259	506	911	–	31,676
Net investment income	10,466	1,720	16,579	5,731	34,496
Interest expense	–	–	–	5,217	5,217
Segment revenues	188,686	32,424	152,868	5,839	379,817
Segment goodwill	181,831	–	–	–	181,831
Segment assets	715,832	154,805	1,115,175	110,303	2,096,115

Nine Months Ended September 30, 2014
Gross written premiums	$182,544	$40,447	$192,625	$–	$415,616
Net earned premiums	138,313	18,847	128,897	–	286,057
Underwriting profit (loss) of insurance segments	21,931	(878)	424	–	21,477
Net investment income	10,496	1,747	15,441	5,505	33,189
Interest expense	–	–	–	4,661	4,661
Segment revenues	147,205	20,683	145,388	5,032	318,308
Segment goodwill	181,831	–	–	–	181,831
Segment assets	696,504	119,367	1,055,793	97,922	1,969,586

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$17,047	$13,033	$30,259	$21,931
Specialty Admitted Insurance	462	162	506	(878)
Casualty Reinsurance	276	17	911	424
Total underwriting profit of insurance segments	17,785	13,212	31,676	21,477
Other operating expenses of the Corporate and Other segment	(4,324)	(2,041)	(12,958)	(5,762)
Underwriting profit	13,461	11,171	18,718	15,715
Net investment income	9,510	9,996	34,496	33,189
Net realized investment (losses) gains	(17)	2,033	(2,473)	(1,678)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	(5)	(2,442)	(28)	(2,673)
Interest expense	(1,769)	(1,557)	(5,217)	(4,661)
Income before taxes	$21,031	$19,052	$45,049	$39,445

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of policy acquisition costs	$28,621	$22,258	$75,523	$63,316
Other underwriting expenses of the operating segments	10,442	9,815	31,283	29,893
Other operating expenses of the Corporate and Other segment	4,324	2,041	12,958	5,762
Total	$43,387	$34,114	$119,764	$98,971

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Other Operating Expenses and Other Expenses (continued)

Other expenses for the three and nine months ended September 30, 2015 total $69,000 and $207,000, respectively.  Other expenses for the three and nine months ended September 30, 2014 total $2.5 million and $2.8 million respectively.  Other expenses for 2015 are all associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes.  Deemed ownership of the building also makes up $72,000 and $210,000 of other expenses for the three and nine months ended September 30, 2014.   Other expenses for the three months ended September 30, 2014 include $1.8 million of legal, audit and other professional services related to the Company’s initial public offering and $600,000 in employee severance.  Similarly, other expenses for the nine months ended September 30, 2014 include $1.9 million of legal, audit and other professional services related to the Company’s initial public offering, $600,000 in employee severance, and $183,000 of due diligence cost for an acquisition which we elected not to pursue.

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$119,853	$–	$119,853
Residential mortgage-backed	–	136,712	–	136,712
Corporate	–	340,422	-	340,422
Commercial mortgage and asset-backed	–	136,292	-	136,292
Obligations of U.S. government corporations and agencies	–	95,976	–	95,976
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,534	731	–	57,265
Redeemable preferred stock	–	1,960	–	1,960
Total fixed maturity securities	56,534	831,946	-	888,480
Equity securities:
Preferred stock	–	55,977	–	55,977
Common stock	17,742	734	-	18,476
Total equity securities	17,742	56,711	-	74,453
Total available-for-sale securities	$74,276	$888,657	$-	$962,933
Trading securities:
Fixed maturity securities	$1,251	$–	$–	$1,251
Short-term investments	$25,930	$24,295	$–	$50,225

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$99,046	$–	$99,046
Residential mortgage-backed	–	115,249	–	115,249
Corporate	–	267,882	–	267,882
Commercial mortgage and asset-backed	–	113,341	–	113,341
Obligations of U.S. government corporations and agencies	–	101,275	–	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,891	1,378	–	58,269
Redeemable preferred stock	–	1,901	–	1,901
Total fixed maturity securities	56,891	700,072	–	756,963
Equity securities:
Preferred stock	–	49,601	–	49,601
Common stock	17,570	734	–	18,304
Total equity securities	17,570	50,335	–	67,905
Total available-for-sale securities	$74,461	$750,407	$–	$824,868
Trading securities:
Fixed maturity securities	$–	$7,388	$–	$7,388
Short-term investments	$58,507	$73,349	$–	$131,856

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was $0, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months or nine months ended September 30, 2015 and 2014.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the three months or nine months ended September 30, 2015 or 2014. The Company recognizes transfers between levels at the beginning of the reporting period.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

There were no realized gains or losses included in earnings for the three months or nine months ended September 30, 2015 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at September 30, 2015.

The Company measures certain bank loan participations at fair value on a nonrecurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
September 30, 2015
Bank loan participations held-for-investment	$–	$–	$695	$695

There were no assets measured at fair value on a nonrecurring basis at December 31, 2014.

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $695,000 at September 30, 2015, and $7.9 million at September 30, 2014. The allowance for credit losses on bank loan participations was $530,000 at September 30, 2015 and $242,000 at December 31, 2014. The change in the allowance for credit losses on bank loan participations is included in net realized investment gains.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2015, there were bank loan participations with an unpaid principal balance of $6.3 million and a carrying value of $5.5 million for which external sources were unavailable to determine fair value. At December 31, 2014, there were bank loan participations with an unpaid principal balance of $14.1 million and a carrying value of $12.7 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets
Available-for-sale:
Fixed maturity securities	$888,480	$888,480	$756,963	$756,963
Equity securities	74,453	74,453	67,905	67,905
Trading:
Fixed maturity securities	1,251	1,251	7,388	7,388
Bank loan participations held-for-investment	213,625	205,340	239,511	231,251
Cash and cash equivalents	76,561	76,561	73,383	73,383
Short-term investments	50,225	50,225	131,856	131,856
Other invested assets – notes receivable	34,578	36,157	4,500	6,410

Liabilities
Senior debt	88,300	78,449	88,300	79,850
Junior subordinated debt	104,055	82,345	104,055	89,100

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2015 and December 31, 2014 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2015 and December 31, 2014, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at September 30, 2015 and December 31, 2014 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

In 2015, vested stock options for 804,875 shares were exercised, increasing the number of common shares issued and outstanding to 28,769,487 at September 30, 2015.

The Board of Directors declared the following cash dividends in 2015:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6 million
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6 million
August 5, 2015	$0.16	September 14, 2015	September 30, 2015	$4.6 million

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

On August 27, 2014, the Board of Directors declared a cash dividend of $70.0 million or $2.45 per common share, of which $65.0 million was paid in the three months ended September 30, 2014 and $5.0 million was paid in the three months ended December 31, 2014.

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at September 30, 2015, 1,843,481 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at September 30, 2015, 42,860 shares are available for grant.

All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), during the 12-month period following a Change in Control (as defined).

Options

The following table summarizes the option activity:

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	3,104,768	$17.27	2,166,250	$15.51
Granted	10,627	$24.32	-	$-
Exercised	(804,875)	$15.66	-	$-
Lapsed	(9,810)	$21.00	(5,000)	$15.65
End of period	2,300,710	$17.85	2,161,250	$15.51
Exercisable, end of period	999,500	$15.34	1,668,250	$15.49

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	340,474	$21.00
Granted	-	$-
Unvested, end of period	340,474	$21.00

There were no RSUs outstanding in the nine months ended September 30, 2014.

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Share based compensation expense	$940	$99	$2,794	$312
U.S. tax benefit on share based compensation expense	260	21	765	62

As of September 30, 2015, the Company had $8.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.6 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.3 years and 2.4 years, respectively.

12.	Subsequent Events

On November 3, 2015, the Board of Directors declared a cash dividend of $0.16 per common share, payable on December 28, 2015. Also on November 3, 2015, the Board of Directors declared a cash dividend of $1.00 per common share, payable on December 28, 2015.

In October 2015, a $13.8 million investment in a bridge loan for a renewable energy project was repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2014. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our underwriting profit for the three months and nine months ended September 30, 2015 was $13.5 million and $18.7 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $11.2 million and $15.7 million, respectively. The improvement in our underwriting results in the first nine months of 2015 compared to the first nine months of 2014 was a direct result of increased operating performance at all of our operating segments.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”);

•	The Specialty Admitted Insurance segment offers individual risk workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee through Stonewood Insurance Company (“Stonewood Insurance”). This segment also includes two companies (acquired in December 2011) which have admitted licenses in 47 states and the District of Columbia. The Company expanded into other classes, lines, and geographical territories with these companies during the fourth quarter of 2013 and into program and fronting business in 2014;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses that are not reimbursed by our insurance segments.

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$148,236	$171,415	(13.5)%	$463,505	$415,616	11.5%
Net retention (a)	82.9%	89.7%		84.2%	88.5%
Net written premiums	$122,928	$153,836	(20.1)%	$390,401	$367,618	6.2%

Net earned premiums	$122,705	$99,989	22.7%	$345,776	$286,057	20.9%
Losses and loss adjustment expenses	(66,718)	(54,486)	22.4%	(209,133)	(171,936)	21.6%
Other operating expenses	(42,526)	(34,332)	23.9%	(117,925)	(98,406)	19.8%
Underwriting profit (b), (c)	13,461	11,171	20.5%	18,718	15,715	19.1%
Net investment income	9,510	9,996	(4.9)%	34,496	33,189	3.9%
Net realized investment gains (losses)	(17)	2,033	–	(2,473)	(1,678)	47.4%
Other income and expense	(5)	(2,442)	–	(28)	(2,673)	–
Interest expense	(1,769)	(1,557)	13.6%	(5,217)	(4,661)	11.9%
Amortization of intangible assets	(149)	(149)	–	(447)	(447)	–
Income before taxes	21,031	19,052	10.4%	45,049	39,445	14.2%
Income tax expense	2,070	1,884	9.9%	4,222	3,626	16.4%
Net income	$18,961	$17,168	10.4%	$40,827	$35,819	14.0%
Net operating income	$19,177	$18,288	4.9%	$43,230	$39,639	9.1%

Ratios:
Loss ratio	54.4%	54.5%	–	60.5%	60.1%	–
Expense ratio	34.7%	34.3%	–	34.1%	34.4%	–
Combined ratio	89.0%	88.8%	–	94.6%	94.5%	–

(a) Net retention is defined as the ratio of net written premiums to gross written premiums.

(b) See “Reconciliation of Non-GAAP Measures” for further detail.

(c) Included in underwriting results for the three and nine months ended September 30, 2015 is fee income of $1.2 million and $2.8 million, respectively (($7,000) and $1.1 million for the same periods in the prior year).

Three Months Ended September 30, 2015 and 2014

The Company had an underwriting profit of $13.5 million for the three months ended September 30, 2015. This compares to an underwriting profit of $11.2 million for the same period in the prior year.

The results of operations for the three months ended September 30, 2015 and 2014 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment losses of $17,000 and net realized investment gains of $2.0 million for the three months ended September 30, 2015 and 2014, respectively. The $2.0 million realized gain in the three months ended September 30, 2014 included $512,000 on the sale of bank loan participations and $1.4 million on the exchange of other invested assets for cash and common shares of a publically traded bank holding company. Also in the prior year, our other expenses included $1.8 million of legal, audit and other professional services related to the Company’s initial public offering and $600,000 in employee severance.

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

Our income before taxes and net income for the three months ended September 30, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended September 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$21,031	$18,961	$19,052	$17,168
Net realized investment (gains) losses	17	63	(2,033)	(1,420)
Other expenses	69	45	2,459	2,434
Interest expense on leased building the Company is deemed to own for accounting purposes	166	108	163	106
Net operating income	$21,283	$19,177	$19,641	$18,288

Our combined ratio for the three months ended September 30, 2015 was 89.0%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2015 includes $9.6 million, or 7.8 percentage points, of net favorable development on prior accident years, including $10.1 million of net favorable development from our Excess and Surplus Lines segment and $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.5 million of net adverse development from the Casualty Reinsurance segment.

In the prior year, the combined ratio for the three months ended September 30, 2014 was 88.8%. This ratio included $15.4 million, or 15.4 percentage points, of net favorable reserve development on business underwritten by the Company on prior accident years, including $12.0 million of net favorable reserve development from our Excess and Surplus Lines segment, $2.2 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $1.2 million of net favorable development from the Casualty Reinsurance segment.

Our expense ratio for the three months ended September 30, 2015 and 2014 was 34.7% and 34.3%, respectively, principally caused by the increased expenses in our Corporate and Other segment (which, in 2015, includes increased share based compensation due to stock options and restricted share units issued in conjunction with our initial public offering, $701,000 of expenses previously allocated to our operating units which were not allocated in 2015, as well as the increased expenses related to being a public company).

Nine Months Ended September 30, 2015 and 2014

The Company had an underwriting profit of $18.7 million for the nine months ended September 30, 2015. This compares to an underwriting profit of $15.7 million for the same period in the prior year.

The results of operations for the nine months ended September 30, 2015 and 2014 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment losses of $2.5 million for the nine months ended September 30, 2015, including $3.4 million of losses in the first quarter of 2015 from the sale of energy sector bank loans whose market values had declined significantly in response to declining oil and gas prices. The Company had $1.7 million of such net realized investment losses for the nine months ended September 30, 2014, including $2.1 million of impairment losses related to our investment exposure to the Commonwealth of Puerto Rico. Also in the prior year, our other expenses included $1.8 million of legal, audit and other professional services related to the Company’s initial public offering and $600,000 in employee severance.

Our income before taxes and net income for the nine months ended September 30, 2015 and 2014 reconcile to our net operating income as follows:

	Nine Months Ended September 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$45,049	$40,827	$39,445	$35,819
Net realized investment losses	2,473	1,946	1,678	723
Other expenses	207	135	2,848	2,775
Interest expense on leased building the Company is deemed to own for accounting purposes	496	322	495	322
Net operating income	$48,225	$43,230	$44,466	$39,639

Our combined ratio for the nine months ended September 30, 2015 was 94.6%. The combined ratio for the nine months ended September 30, 2015 includes $14.6 million, or 4.2 percentage points, of net favorable development on prior accident years, including $18.5 million of net favorable development from our Excess and Surplus Lines segment and $2.2 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $6.0 million of net adverse development from the Casualty Reinsurance segment.

In the prior year, the combined ratio for the nine months ended September 30, 2014 was 94.5%. This ratio included $19.1 million, or 6.7 percentage points, of net favorable reserve development on prior accident years, including $18.3 million of net favorable reserve development from our Excess and Surplus Lines segment and $3.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.4 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio was 34.1% and 34.4% for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$82,249	$61,857	33.0%	$235,384	$182,544	28.9%
Specialty Admitted Insurance	22,898	16,211	41.2%	61,755	40,447	52.7%
Casualty Reinsurance	43,089	93,347	(53.8)%	166,366	192,625	(13.6)%
	$148,236	$171,415	(13.5)%	$463,505	$415,616	11.5%

Net written premiums:
Excess and Surplus Lines	$68,731	$51,079	34.6%	$191,951	$150,618	27.4%
Specialty Admitted Insurance	11,110	9,212	20.6%	31,751	24,855	27.7%
Casualty Reinsurance	43,087	93,545	(53.9)%	166,699	192,145	(13.2)%
	$122,928	$153,836	(20.1)%	$390,401	$367,618	6.2%

Net earned premiums:
Excess and Surplus Lines	$65,804	$51,230	28.4%	$178,071	$138,313	28.7%
Specialty Admitted Insurance	10,743	7,185	49.5%	30,448	18,847	61.6%
Casualty Reinsurance	46,158	41,574	11.0%	137,257	128,897	6.5%
	$122,705	$99,989	22.7%	$345,776	$286,057	20.9%

Our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment experienced significant growth in gross written premiums during 2015, while our Casualty Reinsurance segment experienced a significant decline in gross written premiums. Premiums for the Company for the three and nine months ended September 30, 2015 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 50.8% of our consolidated gross written premiums) for the three and nine months ended September 30, 2015 increased 33.0% and 28.9%, respectively, over the prior year. Additionally, policy submissions were 1.0% higher in 2015 than in 2014. For the three and nine months ended September 30, 2015, the increase in gross written premiums compared to the same period in 2014 was most notable in our:

•	General Casualty division (representing 33.5% of this segment’s 2015 business) which increased $13.1 million (or 83.0%) and $41.6 million (or 111.7%) for the three and nine months ended September 30, 2015, respectively;

•	Energy division (representing 9.9% of this segment’s 2015 business) which increased $4.9 million (or 87.0%) and $3.0 million (or 14.7%) for the three and nine months ended September 30, 2015, respectively;

•	Manufacturers and Contractors division (representing 25.7% of this segment’s 2015 business) which increased $1.4 million (or 7.0%) and $4.5 million (or 8.0%) for the three and nine months ended September 30, 2015, respectively; and

•	Allied Health division (representing 4.9% of this segment’s 2015 business), which increased $1.1 million (or 39.2%) for the three months ended September 30, 2015 and increased $3.7 million (or 46.9%) for the nine months ended September 30, 2015, respectively.

Gross written premiums for the Specialty Admitted Insurance segment (which represents 13.3% of our consolidated gross written premiums) for the three and nine months ended September 30, 2015 were 41.2% and 52.7%, respectively, higher than those of the prior year. Gross written premiums for the three and nine months ended September 30, 2015 included $14.5 million and $34.5 million, respectively, of premiums from its program and fronting business. In the prior year, premiums from such program and fronting business premiums were $8.3 million and $18.2 million for the three and nine months ended September 30, 2014, respectively. The segment’s workers’ compensation gross written premiums of $8.4 million and $27.3 million were also up 5.6% and 22.7%, respectively, in the three and nine months ended September 30, 2015 over the same periods in 2014.

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three and nine months ended September 30, 2015 by $166,000 and $1.1 million, respectively (in the three and nine months ended September 30, 2014, audit premiums increased both written and earned premium by $36,000 and $632,000, respectively). Additionally, gross written premiums for the three and nine months ended September 30, 2015 included $586,000 and $1.5 million, respectively, of assumed premiums from our allocation of involuntary insurance pools ($486,000 and $1.1 million for the same periods in the prior year, respectively).

Accordingly, the components of the increase in gross written premiums for the Specialty Admitted Insurance segment may be summarized as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Workers’ compensation premium	$7,719	$7,434	3.8%	$24,886	$20,497	21.4%
Audit premium on workers’ compensation policies	166	36	361.1%	1,133	632	79.3%
Allocation of involuntary workers’ compensation pool	517	486	6.4%	1,272	1,104	15.2%
	8,402	7,956	5.6%	27,291	22,233	22.7%

Program and fronting premium	14,427	8,255	74.8%	34,285	18,214	88.2%
Allocation of involuntary pools for programs and fronting	69	–	–	179	–	–
	14,496	8,255	75.6%	34,464	18,214	89.2%
	$22,898	$16,211	41.2%	$61,755	$40,447	52.7%

A significant portion of the program and fronting business is reinsured. As a result, our net written premium for this segment has not increased at a rate which corresponds to the increase in our gross written premiums.

Gross written premiums for the Casualty Reinsurance segment (which represents 35.9% of our consolidated gross written premiums) decreased 53.8% to $43.1 million and 13.6% to $166.4 million for the three and nine months ended September 30, 2015, respectively. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to other property and casualty treaties. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits. The decrease in premium between the three months ended September 30, 2015 and 2014 is principally due to the timing of the renewal of one contract which renewed in the third quarter of 2014 but was renewed again in the second quarter of 2015. This contract contributed $25.0 million to this segment’s gross written premium in the third quarter of 2014 and $16.0 million to the second quarter of 2015. Additionally, several other smaller contracts were either non-renewed or reduced in size at renewal.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Excess and Surplus Lines	83.6%	82.6%	81.5%	82.5%
Specialty Admitted Insurance	48.5%	56.8%	51.4%	61.5%
Casualty Reinsurance	100.0%	100.2%	100.2%	99.8%
Total	82.9%	89.7%	84.2%	88.5%

The net premium retention for the Excess and Surplus Lines segment decreased from 82.5% for the nine months ended September 30, 2014 to 81.5% for the nine months ended September 30, 2015 primarily as a result of increases in direct written premium for Excess Casualty division of $813,000 (or 3.5%) for the nine months ended September 30, 2015 over the nine months ended September 30, 2014. The Excess Casualty division cedes a higher percentage of premiums to reinsurers than other divisions in the Excess and Surplus Lines segment.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2014 to 2015 for both the three and nine month periods ended September 30, 2015 as a result of the growth of the segment’s program and fronting business, which generally has much lower net premium retention than our workers’ compensation business.

For the three and nine months ended September 30, 2015, the net retention on the segment’s program and fronting business was 24.7% and 20.5%, respectively (24.3% and 26.0% in the three and nine months ended September 30, 2014, respectively), while the net retention on the individual risk workers’ compensation business was 89.6% and 90.4%, respectively (90.5% in both the three and nine months ended September 30, 2014).

The net retention for the Casualty Reinsurance segment for 2015 and 2014 is approximately 100.0%.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Excess and Surplus Lines	74.1%	74.6%	83.0%	84.1%
Specialty Admitted Insurance	95.7%	97.7%	98.3%	104.7%
Casualty Reinsurance	99.4%	100.0%	99.3%	99.7%
Total	89.0%	88.8%	94.6%	94.5%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$82,249	$61,857	33.0%	$235,384	$182,544	28.9%
Net written premiums	$68,731	$51,079	34.6%	$191,951	150,618	27.4%

Net earned premiums	$65,804	$51,230	28.4%	$178,071	138,313	28.7%
Losses and loss adjustment expenses	(32,853)	(23,882)	37.6%	(101,383)	(77,362)	31.1%
Underwriting expenses	(15,904)	(14,315)	11.1%	(46,429)	(39,020)	19.0%
Underwriting profit (1), (2)	$17,047	$13,033	30.8%	$30,259	$21,931	38.0%

Ratios:
Loss ratio	49.9%	46.6%		56.9%	55.9%
Expense ratio	24.2%	27.9%		26.1%	28.2%
Combined ratio	74.1%	74.6%		83.0%	84.1%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fee income of $861,000 and $1.8 million for the three months and nine months ended September 30, 2015, respectively, ($218,000) and $565,000 for the three months and nine months ended 2014, respectively).

The combined ratio of the Excess and Surplus Lines segment for the three and nine months ended September 30, 2015 was 74.1% (comprised of a loss ratio of 49.9% and an expense ratio of 24.2%) and 83.0% (comprised of a loss ratio of 56.9% and an expense ratio of 26.1%), respectively. This compares to the prior year’s combined ratio for the three and nine months ended September 30, 2014 of 74.6% (comprised of a loss ratio of 46.6% and an expense ratio of 27.9%) and 84.1% (comprised of a loss ratio of 55.9% and an expense ratio of 28.2%), respectively.

The loss ratio of 49.9% and 56.9% for the three and nine months ended September 30, 2015 includes $10.1 million, or 15.3 percentage points and $18.5 million, or 10.4 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. In the prior year, the loss ratio of 46.6% and 55.9% for the three and nine months ended September 30, 2014 includes $12.0 million, or 23.4 percentage points, and $18.3 million, or 13.2 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for this segment was 24.2% for the three months ended September 30, 2015 and 27.9% for the three months ended September 30, 2014. The expense ratio for the nine months ended September 30, 2014 of 28.2% decreased to 26.1% in the corresponding period of 2015 due to the percentage increase in earned premiums for the period exceeding the percentage increase in underwriting expenses for the period.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 30.8% and 38.0% from $13.0 million and $21.9 million for the three and nine months ended September 30, 2014, respectively, to $17.0 million and $30.3 million for the three and nine months ended September 30, 2015, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$22,898	$16,211	41.2%	$61,755	$40,447	52.7%
Net written premiums	$11,110	$9,212	20.6%	$31,751	24,855	27.7%

Net earned premiums	$10,743	$7,185	49.5%	$30,448	18,847	61.6%
Losses and loss adjustment expenses	(6,448)	(3,687)	74.9%	(18,377)	(10,274)	78.9%
Underwriting expenses	(3,833)	(3,336)	14.9%	(11,565)	(9,451)	22.4%
Underwriting profit (loss) (1), (2)	$462	$162	185.2%	$506	$(878)	–

Ratios:
Loss ratio	60.0%	51.3%		60.4%	54.5%
Expense ratio	35.7%	46.4%		38.0%	50.1%
Combined ratio	95.7%	97.7%		98.3%	104.7%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fee income of $328,000 and $992,000 for the three months and nine months ended September 30, 2015, respectively ($211,000 and $514,000 for the same periods in 2014).

The combined ratio of the Specialty Admitted Insurance segment for the three and nine months ended September 30, 2015 was 95.7% (comprised of a loss ratio of 60.0% and an expense ratio of 35.7%) and 98.3% (comprised of a loss ratio of 60.4% and an expense ratio of 38.0%), respectively. This compares to the prior year’s combined ratio for the three and nine months ended September 30, 2014 of 97.7% (comprised of a loss ratio of 51.3% and an expense ratio of 46.4%) and 104.7% (comprised of a loss ratio of 54.5% and an expense ratio of 50.1%), respectively.

The loss ratio for the three and nine months ended September 30, 2015 includes $2.0 million, or 18.3 percentage points, and $2.2 million or 7.1 percentage points, respectively, of net favorable reserve development on prior accident years. The loss ratio for the three and nine months ended September 30, 2014 includes $2.2 million, or 30.3 percentage points, and $3.3 million, or 17.2 percentage points, respectively, of net favorable development on prior accident years. The favorable development in both 2015 and 2014 reflects the fact that actual loss emergence of the individual risk workers’ compensation book for accident years 2012 and prior has been better than expected when we took actions to strengthen reserves for the book during the year ended December 31, 2012.

The expense ratio of 35.7% and 38.0% for the three and nine months ended September 30, 2015, respectively, declined from the prior year ratios of 46.4% and 50.1%, respectively. This decrease primarily relates to growth in gross written premiums on program and fronting business. Gross written premiums on this program and fronting business were $8.3 million and $18.2 million in the three and nine months ended September 30, 2014, respectively, but many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. Gross written premiums on program and fronting business grew to $14.5 million and $34.5 million for the three and nine months ended September 30, 2015, respectively.

As a result of the items discussed above, the underwriting results of the Specialty Admitted Insurance segment improved from underwriting profit of $162,000 and underwriting losses of $878,000 for the three and nine months ended September 30, 2014 to an underwriting profit of $462,000 and $506,000 for the three and nine months ended September 30, 2015, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	($ in thousands)

Gross written premiums	$43,089	$93,347	(53.8)%	$166,366	$192,625	(13.6%)
Net written premiums	$43,087	$93,545	(53.9)%	$166,699	192,145	(13.2%)

Net earned premiums	$46,158	$41,574	11.0%	$137,257	$128,897	6.5%
Losses and loss adjustment expenses	(27,417)	(26,917)	1.9%	(89,373)	(84,300)	6.0%
Underwriting expenses	(18,465)	(14,640)	26.1%	(46,973)	(44,173)	6.3%
Underwriting profit (1)	$276	$17	–	$911	$424	114.9%

Ratios:
Loss ratio	59.4%	64.7%		65.1%	65.4%
Expense ratio	40.0%	35.2%		34.2%	34.3%
Combined ratio	99.4%	100.0%		99.3%	99.7%

(1) See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional insurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and nine months ended September 30, 2015 was 99.4% (comprised of a loss ratio of 59.4% and an expense ratio of 40.0%) and 99.3% (comprised of a loss ratio of 65.1% and an expense ratio of 34.2%), respectively. In the prior year, the combined ratio for the three and nine months ended September 30, 2014 was 100.0% (comprised of a loss ratio of 64.7% and an expense ratio of 35.2%) and 99.7% (comprised of a loss ratio of 65.4% and an expense ratio of 34.3%), respectively.

The loss ratio for the three and nine months ended September 30, 2015 includes $2.5 million and $6.0 million, respectively (or (5.3) and (4.4) percentage points), of net adverse reserve development in our loss estimates for prior accident years. The adverse development for the three and nine months ended September 30, 2015 primarily related to one reinsurance relationship from the 2011 underwriting year that experienced higher loss development than expected. The loss ratio for the three months ended September 30, 2014 includes $1.2 million (or 2.9 points) of favorable reserve development in our loss estimates for prior accident years. The loss ratio for the nine months ended September 30, 2014 includes $2.4 million (or (1.9) points) of adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment increased from 35.2% to 40.0% for the three months ended September 30, 2014 and 2015, respectively. The increase in the expense ratio during the third quarter of 2015 was the result of increased sliding scale commissions associated with favorable loss ratios, principally in the 2014 underwriting year. The expense ratio for the nine months ended September 30, 2015 was 34.2%, down slightly from a 34.3% expense ratio for the nine months ended September 30, 2014.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting profit of $276,000 and $911,000 for the three and nine months ended September 30, 2015, respectively, which was an increase over the underwriting profit of $17,000 and $424,000 for the three and nine months ended September 30, 2014.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves. The tables below set forth our case reserves, IBNR, total gross and net reserves and the percentage of the reserves comprised by IBNR reserves.

The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2015 was $779.0 million. Of this amount, 68.1% relates to amounts that are IBNR. This amount was 71.5% at December 31, 2014. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$101,909	$367,478	$469,387
Specialty Admitted Insurance	36,842	34,063	70,905
Casualty Reinsurance	109,831	128,886	238,717
Total	$248,582	$530,427	$779,009

At September 30, 2015, the amount of net reserves of $645.7 million that related to IBNR was 69.0%. This amount was 70.3% at December 31, 2014. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2015
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$82,572	$297,985	$380,557
Specialty Admitted Insurance	25,184	22,902	48,086
Casualty Reinsurance	92,728	124,365	217,093
Total	$200,484	$445,252	$645,736

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

For the three months ended September 30, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $4.3 million and $2.0 million, respectively. The increase included an $840,000 increase in share based compensation expense due to stock options and restricted share units issued in the fourth quarter of 2014 in conjunction with our initial public offering and $701,000 of expenses previously allocated to our operating units which were not allocated in 2015. The three months ended September 30, 2015 also included other expenses related to being a publicly traded company, including professional services fees, printing fees, board fees, transfer agent fees, and additional director and officer insurance costs that were not present in the three months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $13.0 million and $5.8 million, respectively. The increase included a $2.5 million increase in share based compensation expense due to stock options and restricted share units issued in the fourth quarter of 2014 in conjunction with our initial public offering and $2.1 million of expenses previously allocated to our operating units which were not allocated in 2015. The first nine months of 2015 also included other expenses related to being a publicly traded company, including professional services fees, printing fees, board fees, transfer agent fees, and additional director and officer insurance costs that were not present in the first nine months of 2014.

Investing Results

Net investment income for the three months ended September 30, 2015 and 2014 was $9.5 million and $10.0 million, respectively. For the nine months ended September 30, 2015 and 2014, our net investment income was $34.5 million and $33.2 million, respectively. Our cash and invested assets increased 5.9% ($1,378.9 million at September 30, 2015 compared to $1,302.1 million at September 30, 2014). The increase in assets was due to positive operating cash flows offset by the payment of dividends of $70.0 million in the third quarter of 2014 and $13.7 million during 2015. The decrease in net investment income for the quarter was primarily attributable to a decrease in the fair value of our investments in certain renewable energy partnerships in the third quarter of $(659,000) compared to an increase of $697,000 in the third quarter of the prior year. On a full year basis, these energy partnerships have contributed $4.0 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively, to our net investment income. The $1.3 million increase in year to date net investment income was due to additional income from the Company’s private investments and a 6.8% increase in our average cash and invested assets in the first nine months of 2015 compared to the first nine months of 2014.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturity securities	$6,131	$5,807	$17,780	$17,083
Bank loan participations	3,557	3,390	10,171	10,233
Equity securities	1,168	1,020	3,364	3,083
Other invested assets	(627)	681	5,584	5,362
Cash, cash equivalents, and short-term investments	172	31	417	89
Trading gains (losses)	21	(51)	4	(18)
Gross investment income	10,422	10,878	37,320	35,832
Investment expense	(912)	(882)	(2,824)	(2,643)
Net investment income	$9,510	$9,996	$34,496	$33,189

The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Annualized gross investment yield on:
Average cash and invested assets	3.1%	3.4%	3.7%	3.8%
Average fixed maturity securities	3.4%	3.3%	3.3%	3.5%
Annualized tax equivalent yield on:
Average fixed maturity securities	3.5%	3.4%	3.4%	3.7%

Of our total cash and invested assets of $1,378.9 million at September 30, 2015, $76.6 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $962.9 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments is $50.2 million of short-term investments, $74.3 million of other invested assets, and $1.3 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The last component of our investment portfolio is comprised of $213.6 million of bank loan participations which are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “B” or “BB” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2015 and December 31, 2014, the fair market value of these securities was $205.3 million, and $231.3 million, respectively.

For the three months ended September 30, 2015, we recognized net realized investment losses of $17,000. For the three months ended September 30, 2014, the Company recognized net realized investment gains of $2.0 million. These realized investment gains included a $1.4 million gain realized on an investment in a bank holding company.

For the nine months ended September 30, 2015, we recognized net realized investment losses of $2.5 million. The realized investment losses included $3.9 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.3 million of net realized investment gains recognized on the sale of fixed maturities and $400,000 of net realized gains on the sale of bank loans unrelated to the energy sector. For the nine months ended September 30, 2014, the Company recognized net realized investment losses of $1.7 million. The realized investment losses included $2.1 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico, and a $1.9 million loss from the sale of one renewable energy investment, partially offset by a $1.4 million gain realized on an investment in a bank holding company and $1.0 million of net realized gains on sales of fixed maturities, equities, and bank loans.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review, the Company wrote down two municipal bonds issued by the Commonwealth of Puerto Rico that were considered other than temporarily impaired. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on these bonds. The Company recognized impairment losses of $660,000 on these bonds for the three months ended March 31, 2015. The impaired securities were sold in the quarter ended June 30, 2015. The Company recognized a net realized gain of $22,000 on the sales. The Company recognized impairment losses of $1.4 million on the bonds for the nine months ended September 30, 2014.

At September 30, 2015, the Company holds participations in two loans issued by companies that produce and sell electricity subject to power purchase agreements with the Puerto Rico Electric Power Authority (“PREPA”). PREPA is a public corporation and governmental agency of the Commonwealth of Puerto Rico. To date, the loans are current with respect to contractual payments of principal and interest. However, PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about the Company’s continuing ability to collect amounts owed by PREPA in order to continue to make full and timely payments on the debt obligations held by the Company. PREPA has been downgraded by Moody’s to “Caa2” and by S&P to “B-.” PREPA’s debt has recently traded at a significant discount to par with very high yields. It is unclear how the power contracts would be treated under a PREPA restructuring. Management concluded that the loans were impaired and at September 30, 2015, the allowance for credit losses on these loans was $501,000. The impaired loans have a carrying value of $4.7 million at September 30, 2015 and unpaid principal of $5.6 million. At September 30, 2014, losses of $742,000 were recorded to establish an allowance for credit losses on the loans.

The Company currently holds bank loans in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining oil and gas prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. Management concluded that one energy sector loan held at September 30, 2015 should be considered impaired and the allowance for credit losses on this loan was $29,000. The loan had a carrying value of $695,000 at September 30, 2015 and unpaid principal of $724,000. In total, including the three loans discussed above, the Company’s investments in bank loans to oil and gas companies in the energy sector had a carrying value of $21.0 million and an unrealized loss of $5.0 million at September 30, 2015.

At September 30, 2015, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $11.9 million representing 1.2% of the cost or amortized cost of the portfolio. Additionally, at September 30, 2015, 87.1% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at September 30, 2015 had an aggregate fair value of $10.3 million and an aggregate net unrealized loss of $4.7 million.

The average duration of our investment portfolio, excluding bank loans, was 4.4 years at September 30, 2015. The duration for bank loans is less than one year, resulting in an approximate duration for the entire portfolio of 3.5 years.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	September 30, 2015			December 31, 2014
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$112,053	$119,853	12.4%	$90,715	$99,046	12.0%
Residential mortgage-backed	135,851	136,712	14.2%	113,997	115,249	14.0%
Corporate	342,689	340,422	35.4%	261,574	267,882	32.5%
Commercial mortgage and asset-backed	134,420	136,292	14.2%	111,056	113,341	13.7%
Obligations of U.S. government corporations and agencies	94,872	95,976	10.0%	100,376	101,275	12.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	56,814	57,265	5.9%	58,173	58,269	7.1%
Redeemable preferred stock	2,025	1,960	0.2%	2,025	1,901	0.2%
Total	878,724	888,480	92.3%	737,916	756,963	91.8%
Equity securities:
Preferred stock	53,147	55,977	5.8%	45,149	49,601	6.0%
Common stock	19,199	18,476	1.9%	19,199	18,304	2.2%
Total	72,346	74,453	7.7%	64,348	67,905	8.2%
Total investments	$951,070	$962,933	100.0%	$802,264	$824,868	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of September 30, 2015:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$136,515	15.4%
AA	404,036	45.4%
A	234,707	26.4%
BBB	104,176	11.7%
BB	4,712	0.5%
Below BB and unrated	5,585	0.6%
Total	$889,731	100.0%

At September 30, 2015, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $340.4 million. A summary of these securities by industry segment is shown below as of September 30, 2015:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$234,286	68.8%
Financial	58,587	17.2%
Utilities	47,549	14.0%
Total	$340,422	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include public traded securities and privately placed bonds is shown below as of September 30, 2015:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$315,745	92.8%
Privately placed	24,677	7.2%
Total	$340,422	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	September 30, 2015
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$84,559	$85,179	9.6%
After one year through five years	267,065	266,232	30.0%
After five years through ten years	105,309	106,787	12.0%
After ten years	149,495	155,318	17.5%
Residential mortgage-backed	135,851	136,712	15.4%
Commercial mortgage and asset-backed	134,420	136,292	15.3%
Redeemable preferred stock	2,025	1,960	0.2%
Total	$878,724	$888,480	100.0%

At September 30, 2015, the Company held one security with a market value of $20,000 in securitizations of alternative-A mortgages which is performing and rated “investment grade” by the established ratings agencies. The Company has no investments in sub-prime mortgages or collateralized debt obligations at September 30, 2015.

Interest Expense

Interest expense was $1.8 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively ($5.2 million and $4.7 million for the respective nine month periods). The increase in interest expense relates to an increase in the unsecured revolving facility from September 30, 2014 to September 30, 2015, $20.0 million of which was used to fund the Company’s $70.0 million dividend in September 2014 as well as other operating needs.

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

The senior revolving credit facility is comprised of two parts:

•	A $102.5 million secured revolving facility to be utilized by JRG Re to issue letters of credit for the benefit of third party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2015, JRG Re had issued $43.5 million of letters of credit under the facility.

•	A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at the three-month LIBOR plus a margin, currently 2.00%, which is subject to change depending upon our total outstanding debt to capitalization. At September 30, 2015, we have drawn $73.3 million on the unsecured revolver.

This debt contains certain financial and other covenants with which the Company is in compliance at September 30, 2015.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2015 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2015.

At September 30, 2015 and December 31, 2014, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 21.4% and 21.9%, respectively. Having debt as part of our capital structure allows us to generate higher earnings per share and book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended September 30, 2015 and 2014, and $447,000 for each of the nine month periods ended September 30, 2015 and 2014.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.4% and 12.1% of our available-for-sale securities at September 30, 2015 and 2014, respectively) and dividends received income. For the three months ended September 30, 2015 and 2014, our income tax expense was 9.8% and 9.9% of worldwide income before taxes, respectively (9.4% and 9.2% for the nine month periods, respectively).

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

The payment of dividends by our subsidiaries is limited by various state insurance statutes. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income of the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re in 2015 without regulatory approval is calculated to be approximately $80.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which may decrease this available dividend amount. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2015 without regulatory approval is $20.8 million. During the third quarter of 2015, the Company requested and subsequently received approval for James River Insurance to dividend $48.5 million to James River Group in the fourth quarter of 2015.

At September 30, 2015, the Bermuda holding company had $1.4 million of cash and cash equivalents. The US holding company had $73.2 million of cash and invested assets, comprised of cash and cash equivalents of $6.2 million, fixed maturity securities of $1.3 million, equity securities of $7.1 million, short-term investments of $1.2 million, and other invested assets of $57.4 million, which are not subject to regulatory restrictions.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended September 30, 2015 and 2014, our annualized net written premium to surplus ratio was 0.8 to 1.0 and 1.1 to 1.0, respectively (0.9 to 1 and 0.9 to 1 for the nine month periods, respectively).

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2015 and 2014, our net premium retention was 82.9% and 89.7%, respectively (84.2% and 88.5% for the nine month periods, respectively).

For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty, Sports and Entertainment, and Small Business. These underwriting divisions comprise 62.0% of the Excess and Surplus Lines segment’s gross written premiums for the nine months ended September 30, 2015.

The following is a summary of our reinsurance in place for the Excess and Surplus Lines segment as of October 1, 2015:

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

On July 1, 2015, we renewed a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $6.0 million in excess of a $2.5 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.

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

We manage our exposure to the potential significant losses noted above through the purchase of catastrophe reinsurance coverage. Effective June 1, 2015, we purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention. This coverage has one reinstatement in the event we exhaust any of the coverage. Based upon our modeling results, a $45.0 million gross catastrophe loss would exceed our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $8.1 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.

Our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for 50% of the first $600,000 for workers’ compensation program business;

•	purchases individual risk workers’ compensation excess of loss coverage for $400,000 excess of $600,000, $4.0 million excess of $1.0 million, $5.0 million excess of $5.0 million, $10.0 million excess of $10.0 million with maximum any one life of $12.0 million, and $10.0 million excess of $20.0 million with maximum any one life of $10.0 million;

•	purchases property catastrophe reinsurance for $4.0 million excess $1.0 million to manage its incidental property exposure to approximate a 1,000 year PML; and

•	purchases program specific quota share reinsurance between 50.0% and 100.0% of the primary risk layer and up to 100.0% of the excess layer.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At September 30, 2015 and 2014, there was no allowance for uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better.

At September 30, 2015, we had reinsurance recoverables on unpaid losses of $133.3 million and reinsurance recoverables on paid losses of $5.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, and proceeds from offerings of debt and equity securities and sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$104,279	$88,221
Investing activities	(85,957)	(109,577)
Financing activities	(15,144)	(45,615)
Change in cash and cash equivalents	$3,178	$(66,971)

Cash from operating activities increased from $88.2 million in the first nine months of 2014 to $104.3 million in the first nine months of 2015. The decrease in cash used in financing activities is primarily attributable to dividends paid of $13.7 million in the nine months ended September 30, 2015 compared to $65.0 million in the nine months ended September 30, 2014, partially offset by $20.3 million of proceeds from senior debt issuances in the first nine months of 2014 and none in the first nine months of 2015.

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

The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent) ratings obtained by our insurance and reinsurance subsidiaries are consistent with our companies’ business plans and allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

EQUITY

Equity Awards

For the three months ended September 30, 2015 and 2014, the Company recognized $940,000 and $99,000, respectively, of share based compensation expense ($2.8 million and $312,000 for the nine month periods, respectively). The significant increase in compensation expense is due to stock options and restricted share units (“RSUs”) issued in the fourth quarter of 2014 in conjunction with our initial public offering. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.6 years at September 30, 2015 is $8.4 million. There were 763,625 and 804,875 options exercised during the three and nine month periods ending September 30, 2015, respectively. There were no option exercises for the three and nine months ended September 30, 2014 nor were there any RSU vestings during the three and nine months ended September 30, 2015 or 2014. The Company granted 10,627 options during the nine months ended September 30, 2015 and none in the prior year period ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Underwriting profit (loss) of the insurance and reinsurance segments:
Excess and Surplus Lines	$17,047	$13,033	$30,259	$21,931
Specialty Admitted Insurance	462	162	506	(878)
Casualty Reinsurance	276	17	911	424
Total underwriting profit of insurance and reinsurance segments	17,785	13,212	31,676	21,477
Other operating expenses of the Corporate and Other segment	(4,324)	(2,041)	(12,958)	(5,762)
Underwriting profit (a)	13,461	11,171	18,718	15,715
Net investment income	9,510	9,996	34,496	33,189
Net realized investment gains/(losses)	(17)	2,033	(2,473)	(1,678)
Other income and expense	(5)	(2,442)	(28)	(2,673)
Interest expense	(1,769)	(1,557)	(5,217)	(4,661)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Income before taxes	$21,031	$19,052	$45,049	$39,445

(a)	Included in underwriting results for the three and nine months ended September 30, 2015, is fee income of $1.2 million and $2.8 million, respectively (($7,000) and $1.1 million for the same periods in the prior year).

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

Our income before taxes and net income for the three and nine months ended September 30, 2015 and 2014 reconcile to our net operating income as follows:

	Three Months Ended September 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$21,031	$18,961	$19,052	$17,168
Net realized investment losses (gains)	17	63	(2,033)	(1,420)
Other expenses	69	45	2,459	2,434
Interest expense on leased building the Company is deemed to own for accounting purposes	166	108	163	106
Net operating income	$21,283	$19,177	$19,641	$18,288

	Nine Months Ended September 30,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$45,049	$40,827	$39,445	$35,819
Net realized investment losses	2,473	1,946	1,678	723
Other expenses	207	135	2,848	2,775
Interest expense on leased building the Company is deemed to own for accounting purposes	496	322	495	322
Net operating income	$48,225	$43,230	$44,466	$39,639

Tangible Equity Metrics

Two of the key financial measures that we use to assess our longer term financial performance are our percentage growth in tangible equity per share and our operating return on that tangible equity. For the nine months ended September 30, 2015, we increased our tangible equity per share by 4.3% and by 7.3% after adding back the dividends declared and paid of $13.9 million during the nine months ended September 30, 2015. Our annualized net operating return on average tangible equity was 16.0% for the three months ended September 30, 2015 and 12.1% for the nine months ended September 30, 2015.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2015 and December 31, 2014:

	September 30, 2015	June 30, 2015	December 31, 2014
	(in thousands)

Shareholders’ equity	$707,416	$692,185	$687,921
Less:
Goodwill	181,831	181,831	181,831
Intangible assets	39,678	39,827	40,125
Tangible equity	$485,907	$470,527	$465,965

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the continued implementation of an internal audit function, which began during the fourth quarter of 2014.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended September 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

James River Group Holdings, Ltd.

Date: November 9, 2015	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Gregg T. Davis
Gregg T. Davis
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+

4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+

4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+

4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+

4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+

Exhibit Number	Description
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4	Letter from KeyBank National Association dated May 20, 2015 regarding certain fronting fees under the Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 10, 2015, Commission File No. 001-3677)

10.5	Redemption Agreement by and between James River Group Holdings, Ltd. and Lehman Brothers Offshore Partners, Ltd. dated April 3, 2013 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.6	Redemption Agreement by and between James River Group Holdings, Ltd., Sunlight Capital Ventures, LLC, and Sunlight Capital Partners II, LLC dated April 3, 2013 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.7	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.9	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.14	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.15	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.16	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.17	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.19	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.22	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 of the 2014 Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*

10.23	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.24	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.25	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.26	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Company; Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

