Form 10-K
period 2015-12-31
James River Group Holdings, Ltd.
filed 2016-03-10
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36777
JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0585280
(State of Incorporation)	(IRS Employer Identification No.)
Wellesley House, 2nd Floor 90 Pitts Bay Road, Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (441) 278-4580
Securities registered pursuant to Section 12(b) of the Act:
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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2015, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $359,452,785.
The number of the Registrant’s common shares outstanding was 28,941,547 as of March 2, 2016.
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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report as a result of various factors, many of which are beyond our control, including, among others:
•
the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•
inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•
losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•
the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•
adverse economic factors;

•
a decline in our financial strength rating resulting in a reduction of new or renewal business;

•
reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•
reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

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

•
the impact of loss settlements made by ceding companies and fronting carriers on our reinsurance business;

•
a forced sale of investments to meet our liquidity needs;

•
our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•
losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•
our underwriters and other associates taking excessive risks;

•
insufficient capital to fund our operations;

•
the potential impact of internal or external fraud, operational errors, systems malfunctions or cybersecurity incidents;

•
our ability to manage our growth effectively;

•
inadequacy of premiums we charge to compensate us for our losses incurred;

•
competition within the casualty insurance and reinsurance industry;

•
an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•
in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC;

•
the Company or our subsidiaries, James River Group Holdings UK Limited, a holding company incorporated under the laws of England and Wales, or JRG Reinsurance Company, Ltd., a Bermuda domiciled reinsurance company, becoming subject to U.S. federal income taxation;

•
failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•
the ownership of a substantial amount of our outstanding shares by affiliates of D. E. Shaw & Co., L.P. (the “D. E. Shaw Affiliates”) and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders and additionally, the D. E. Shaw Affiliates having certain rights with respect to board representation and approval rights with respect to certain transactions;

•
changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends; and

•
other risks and uncertainties discussed under “Risk Factors” and elsewhere in this Annual Report.

Accordingly, you should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this Annual Report. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this Annual Report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I
Item 1.
BUSINESS

General
James River Group Holdings, Ltd. is a Bermuda-based insurance holding company. We own and operate a group of specialty insurance and reinsurance companies founded by members of our management team. For the year ended December 31, 2015, approximately 73% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2015, we derived 98% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting while managing our capital opportunistically. Our group includes three specialty property-casualty insurance and reinsurance segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance. In all of our segments, we tend to focus on accounts associated with small or medium-sized businesses.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2015, property insurance and reinsurance represented 2% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our estimated net pre-tax loss from a 1/1000 year probable maximum loss event is no more than $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the filing of such changes with state regulators. In 2015, the average account in this segment generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 54.0% of our gross written premiums for the year ended December 31, 2015.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment has admitted licenses in 48 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, we are growing our fronting business and our other commercial lines through our program business. We believe we can earn substantial fees in our program and fronting business by writing policies and then transferring all or a substantial portion of the underwriting risk position to other capital providers that pay us a fee for fronting or ceding the business to them. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Specialty Admitted Insurance segment produced 15.9% of our gross written premiums for the year ended December 31, 2015.
The Casualty Reinsurance segment consists of JRG Reinsurance Company, Ltd. (“JRG Re”), our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results only include the results of reinsurance written with unaffiliated companies and does not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments, respectively. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, while providing us with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 86% of the gross premiums written by our Casualty Reinsurance segment during 2015. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re during 2015 were ceded from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 30.1% of our gross written premiums for the year ended December 31, 2015.
We have intercompany reinsurance agreements under which we cede 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. From a management perspective, the economic results (underwriting profits or losses) of this business that are reflected herein in our Excess and Surplus Lines and Specialty Admitted Insurance reporting segments exclude the effects of both the intercompany quota share and pooling agreements. At December 31, 2015, approximately 67% of our cash and invested assets were held in Bermuda, which has a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
In 2015, our operating subsidiaries wrote a total of  $572.2 million in gross written premiums, allocated by segment and underlying market as follows:
Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2015	% of Total
	(in thousands)
Excess and Surplus Lines segment	$308,717	54.0%
Specialty Admitted Insurance segment	90,978	15.9%
Casualty Reinsurance segment	172,499	30.1%
	$572,194	100.0%
Gross Written Premiums by Market
Non-admitted markets	$416,686	72.8%
Admitted markets	155,508	27.2%
	$572,194	100.0%

The A.M. Best Company (“A. M. Best”) financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent), with a “positive outlook.” This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.
The financial strength ratings assigned by A.M. Best have an impact on the willingness of brokers and agents to submit applications for insurance to our regulated subsidiaries and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent), with a “positive outlook” ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

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
In 2007, James River Group’s management team decided to enhance James River Group’s long-term profitability by combining the earnings power of James River Group with the efficiency of an affiliated Bermuda domiciled reinsurer. A group of investors led by affiliates of D. E. Shaw & Co., L.P. acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re, and we began the process of building our present company.
In December 2014, we completed an initial public offering of our common shares (the “IPO”). Affiliates of D. E. Shaw & Co., L.P. and The Goldman Sachs Group, Inc. and its affiliate (collectively, the “Selling Shareholders”), sold all of the common shares in the IPO. Neither the Company nor any of its management and other owners sold shares in the IPO. The total number of our common shares sold in the IPO by the Selling Shareholders, including shares acquired by the underwriters upon exercise of an option to purchase additional shares, was 11,740,516.
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
Dennis Johnson, the President and Chief Executive Officer of our Casualty Reinsurance segment, has a long track-record underwriting specialty reinsurance risks, particularly in the small account market where we concentrate.
Steven Hartman, the President and Chief Executive Officer of our Specialty Admitted Insurance segment, has extensive experience as a reinsurance underwriter, and has the experience and industry knowledge to build out our fronting and program business.
Each of Messrs. Abram, Myron, Davis and Schmitzer invested in the IPO. All members of our executive management have equity grants that we believe help align their interests with those of our long-term shareholders.

Broad Underwriting Expertise.   We strive to be innovative in tailoring our products to provide solutions for our distribution partners and insureds, and we are willing to entertain insuring many types of risk classifications. As a result, we believe we are a “go to” market for a wide variety of risks. We are able to structure solutions for our insureds and the wholesale brokers with whom we work because of our deep technical expertise and experience in the niches and specialties we underwrite.
Conservative Risk Management with an Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We actively seek to avoid underwriting business or making investments that expose us to an unacceptably high risk of causing large losses.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our U.S. primary companies purchase reinsurance from unaffiliated reinsurers to reduce our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis to ensure we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks. When we write reinsurance, we seek to avoid catastrophic risks and contractually limit the amount of exposure we have to any one risk or occurrence. We prefer to structure our assumed reinsurance treaties as proportional or quota share reinsurance, which is generally less volatile than excess of loss or catastrophe reinsurance. We believe this structure aligns our interests with those of the ceding company.
We attempt to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. High quality fixed maturity securities make up approximately 65% of our investment portfolio, but we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. We characterize these investments as non-traditional. Non-traditional investments held at December 31, 2015 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (15.4%), interests in limited liability companies that invest in renewable energy opportunities (2.1%), limited partnerships that invest in debt or equity securities (1.4%), and a private debt security (0.4%). While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand or that could expose us to inappropriate levels of risk. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2015 was “A.” This portfolio had a weighted average duration of approximately 3.5 years for this portfolio as of December 31, 2015.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge and have been successful and profitable underwriters for us in the specialty casualty insurance and reinsurance sectors. Our segment presidents have an average of 32 years of experience and all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance.
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
Focus on Small and Medium-Sized Casualty Niche and Specialty Business.   We believe that small and medium-sized casualty accounts, in niche areas where we focus, are consistently among the most attractive subsets of the property casualty insurance and reinsurance market. We think the unique characteristics of the risks within these markets require each account to be individually underwritten in an efficient manner. Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. While we use technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments, we continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. We believe this approach is more likely to produce consistent results over time and across markets. In addition, while we believe that the insurance and reinsurance industry is generally overcapitalized at this time, and that rates in certain property and casualty sectors are “soft” or “softening,” we are currently achieving stable rates and experiencing benign loss trends in our Excess and Surplus Lines and Specialty Admitted Insurance segments, which represented 69.9% of our gross written premiums for the twelve months ended December 31, 2015. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate and settle all covered claims promptly and thoroughly, which we generally accomplish through direct contact with the insured and other affected parties. We have been able to close 90% of claims within three to five years, and as of December 31, 2015, our reserves for claims incurred but not reported were approximately 68% of our total net loss reserves.
Efficient Operating Platform.   Our Bermuda domicile and operations provide for capital flexibility and an efficient tax structure. At December 31, 2015, approximately 67% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We also have a competitive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. In addition, Bermuda has many advantages as a place of domicile, including a large population of experienced insurance executives, a deep market for reinsurance business and a well-established regulatory regime that has fostered the acceptance of Bermuda-based reinsurers by rating agencies and insurance buyers.
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
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. Excluding 2012, we have had favorable loss reserve development for each prior year period since 2008. From December 31, 2007 through 2015, we have experienced $121.5 million of cumulative net favorable reserve development.
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

Respond Rapidly to Market Opportunities and Challenges.   We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. For the year ended December 31, 2015, our Excess and Surplus Lines segment gross written premiums increased by 22.2% over the same period in 2014. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2015, we enjoyed growth in our General Casualty, Manufacturers and Contractors, Energy, Excess Property, Environmental and Allied Health divisions within our Excess and Surplus Lines segment. During the same period, we felt rates were not generally adequate for risks submitted to our Professional Liability, Medical Professionals, and Life Sciences divisions, and we reduced our writings in those divisions. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
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
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. We declared $47.8 million of dividends to our shareholders ($1.64 per share) during 2015 and $70.0 million of dividends to our shareholders ($2.45 per share) in 2014, as we had excess capital beyond the level needed to support our insurance operations. In 2013, we repurchased 7.5 million of our common shares for a total purchase price of  $110.8 million. Our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital management.
Our Structure
The chart below displays our corporate structure as it pertains to our holding and operating subsidiaries.

Business Segments
Excess and Surplus Lines Segment
We report our U.S.-based E&S lines of business in our Excess and Surplus Lines segment. We underwrite non-admitted business through our subsidiaries, James River Insurance and James River Casualty, from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (54.0% of total gross written premiums for the year ended December 31, 2015 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 13 years. James River Insurance has had a consistent record of underwriting profits since its second year of operation. We added James River Casualty in 2009 to give us the ability to write E&S risks in Ohio.
E&S lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Lines segment underwrites property casualty insurance on an E&S lines basis in all states and the District of Columbia. Our Excess and Surplus Lines segment distributes its policies through a network of appointed independent wholesale brokers throughout the United States. In 2015, our Excess and Surplus Lines segment’s gross written premiums grew by 22.2% over 2014. The Excess and Surplus Lines segment produced an average combined ratio of 82.0% from 2009 through 2015.
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
With the exception of one small program which had total gross written premiums of approximately $5.5 million for the year ended December 31, 2015, the Excess and Surplus Lines segment does not grant any underwriting authority to brokers or agents, and instead, all underwriting decisions are made by one of our over 100 underwriters who work within James River Insurance’s twelve underwriting divisions. Policies are individually underwritten. The leaders of these twelve divisions average 32 years of experience.
All claims for business written by the Excess and Surplus Lines segment are managed by its internal claims department although we do use independent adjusters for inspection of certain claims.

The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums for the years 2015, 2014, 2013, 2012, and 2011 fiscal years by each division.
	Gross Written Premiums Year Ended December 31,
E&S Division	2015	Percentage of Total 2015	2014	2013	2012	2011
	($ in thousands)
General Casualty	$104,742	33.9%	$60,458	$22,636	$12,674	$8,156
Manufacturers and Contractors	78,315	25.4%	72,063	58,509	46,648	38,566
Excess Casualty	32,458	10.5%	31,688	32,489	29,761	20,753
Energy	30,623	9.9%	28,980	21,400	15,766	10,566
Allied Health	13,513	4.4%	9,707	9,148	8,391	9,472
Excess Property	12,498	4.0%	11,795	10,988	9,231	8,228
Professional Liability	10,046	3.3%	10,784	10,695	10,664	11,058
Life Sciences	8,917	2.9%	10,155	9,978	9,865	7,886
Small Business	6,916	2.2%	6,971	6,313	5,782	5,886
Environmental	4,437	1.4%	3,431	2,557	2,954	2,289
Medical Professionals	3,585	1.2%	3,922	4,492	5,294	6,177
Sports and Entertainment	2,667	0.9%	2,753	3,189	1,624	1,970
Total	$308,717	100.0%	$252,707	$192,394	$158,654	$131,007

General Casualty writes primary liability coverage on businesses exposed to premises liability type claims, including: real estate, mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. We also write commercial auto coverage within this division. The head underwriter in this division has 29 years of experience. We generally write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Manufacturers and Contractors writes primary general liability coverage for a number of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. We typically issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 33 years of industry experience.
Excess Casualty underwrites excess liability coverage for a variety of risk classes, including: manufacturers, contractors, distributors and transportation risks. We typically provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 33 years of industry experience.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, and utility and utility contractors. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million on either a primary or excess basis. The underwriter leading this division has 44 years of experience in the business.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net. The underwriter responsible for this unit has 24 years of experience in the business. Approximately 90% of the premiums written by our Allied Health division from inception through 2015 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical limits offered range from $5.0 million to $30.0 million. We retain up to the first $5.0 million in any one event or catastrophe. The underwriter leading our Excess Property division has 32 years of experience in the industry.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain the first $1.0 million net. The individual who directs our professional liability division has 24 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net. The underwriter at the head of this division has 33 years of experience in the industry.
Small Business concentrates on accounts with annual primary liability insurance premiums of less than $10,000. For these small risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 29 years of industry experience.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 44 years of experience in the business. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We typically provide policy limits between $1.0 million and $5.0 million per occurrence and retain up to $1.0 million in limit net on a primary or excess basis.
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims made and reported basis. The underwriter leading this division has 24 years of experience.
Sports and Entertainment underwrites primary liability coverage for sports and entertainment related risks, including special events, family entertainment centers, tourist attractions, health clubs and sport teams, leagues and complexes. Typical limits offered are up to $1.0 million per occurrence, and we retain the entire $1.0 million limit. The underwriter at the head of this division has 29 years of experience in the industry.

The following table identifies the top ten producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2015 and the amount of gross written premium produced by such states for the years ended December 31, 2014, 2013, 2012 and 2011. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2015, 2014 and 2013.
	2015		2014		2013		2012	2011
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$125,343	40.6%	$94,837	37.5%	$56,241	29.2%	$46,888	$39,454
Texas	24,491	7.9%	21,644	8.6%	16,963	8.8%	13,211	10,801
New York	24,314	7.9%	19,970	7.9%	14,258	7.4%	11,767	6,445
Florida	23,853	7.7%	17,295	6.8%	14,277	7.4%	9,661	9,218
Illinois	8,335	2.7%	7,295	2.9%	6,318	3.3%	5,447	4,112
Pennsylvania	7,135	2.3%	6,631	2.6%	4,285	2.2%	4,158	4,230
Washington	7,069	2.3%	6,094	2.4%	5,007	2.6%	4,779	3,012
New Jersey	7,025	2.3%	6,462	2.6%	6,237	3.2%	4,000	4,256
Louisiana	5,360	1.7%	5,323	2.1%	4,403	2.3%	3,678	3,553
Massachusetts	4,835	1.6%	3,010	1.2%	2,816	1.5%	2,124	1,376
All other states	70,957	23.0%	64,146	25.4%	61,589	32.1%	52,941	44,550
Total	$308,717	100.0%	$252,707	100.0%	$192,394	100.0%	$158,654	$131,007

Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of licensed E&S lines brokers that we believe can produce reasonable volumes of quality business for James River Insurance consistently. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2015, the segment had authorized 127 broker groups to work with us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. With the exception of its small hired and non-owned auto program (combined premiums of approximately $5.5 million for 2015) the Excess and Surplus Lines segment does not grant its brokers underwriting or claims authority.
Our Excess and Surplus Lines segment selects its brokers based upon management’s review of the experience, knowledge and business plan of each broker. While many of our Excess and Surplus Lines segment’s brokers have more than one office, we evaluate each office as if it were a separate entity. Often, our Excess and Surplus Lines segment authorizes some but not all offices owned by a brokerage for specialized lines of business. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business that we seek. Brokers unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. Our Excess and Surplus Lines segment’s underwriters regularly visit with brokers in their offices in order to discuss the products that we offer and the needs of the brokers. We believe the personal relationships we foster with individual brokers and our ability to respond to a wide variety of risks placed by these brokers make us an important market for them.
Our Excess and Surplus Lines segment’s two largest brokers produced $129.9 million of gross written premiums for the year ended December 31, 2015, representing approximately 42.1% of the Excess and Surplus Lines segment’s gross written premiums for 2015. The two largest brokers produced $87.9 million (BB&T Insurance Services) and $42.0 million of gross written premiums for the year ended December 31, 2015, respectively. The top two brokers each accounted for more than 10% of our gross written premiums in this segment for such year. Our third largest broker produced $29.4 million of gross written premiums in 2015.
In 2015 and 2014, our Excess and Surplus Lines segment paid an average commission to producers of 16.1% and 17.0%, respectively, of gross written premiums.

Underwriting
Our Excess and Surplus Lines segment’s staff includes over 100 individuals directly employed in underwriting policies. We believe our internal business processing systems allow us to maintain a high ratio of underwriters to total employees.
We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every six quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2015, we received approximately 166,400 submissions (new and renewal), quoted 37,300 policies and bound 12,300 policies.
When we accept risk in our Excess and Surplus Lines segment, we are careful to establish terms that are suited to the risk and the pricing. As an excess and surplus lines writer, we use our freedom of rate and form in order to make it possible to take on risks that have already been rejected by admitted carriers who have determined they cannot insure these risks on approved forms at filed rates.
We attempt to craft policies that offer affordable protection to our insureds by tailoring coverage in ways that make potential losses more predictable and are intended to reduce claims costs. For example, we frequently use a “punitive damages exclusion” and “defense inside the limits” endorsements, intended to prevent excessive defense costs; “assault and battery” exclusions or sub limits that are less than the full policy limits which allows us to quantify and limit our losses more precisely than in policies without the exclusion; and “classification limitation” and “specified location” endorsements that limit coverage to known exposures and locations. We have no material exposure to asbestos, lead paint, silica, mold, or nuclear, biological, or chemical terrorism.
We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. Our data warehouse collects premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the nature of the insured’s business. This data allows us to analyze trends in our business, including results by individual broker, underwriter and class of business and expand or contract our operations quickly in response to market conditions. We rely on our information technology systems in this process. Additionally, the claims staff also contributes to our underwriting operations through its communication of claims information to our underwriters.
Claims
Our Excess and Surplus Lines segment’s claims department consists of approximately 100 claims professionals who have an average of 10 years of claims experience in the property casualty industry as of December 31, 2015.
Our excess and surplus lines business generally results in claims from premises/operations liability, professional liability, hired, and non-owned auto liability, auto physical damage, first party property losses and products liability. We believe the key to effective claims management is timely and thorough claims investigation. We seek to complete all investigations and adjust reserves appropriately as soon as is practicable after the receipt of a claim. We seek to manage the number of claims per adjuster to allow adjusters sufficient time to investigate and resolve claims. Each quarter, senior management reviews each case above a specified amount to ensure that the front-line adjuster has recognized and is addressing the key issues in the case and has adjusted the reserve to the appropriate amount. We keep the settlement authority of front-line adjusters low to ensure the practice of having two or more members of the department participate in the decision as to whether to settle or defend. In addition, cases with unusual damage, liability or policy interpretation issues are subjected to peer reviews on a weekly basis. Members of the underwriting staff participate in this process. Prior to any scheduled mediation or trial involving a claim, claims personnel conduct further peer review to make sure all issues and exposures have been adequately analyzed. We believe that effective management of litigation avoids delays and associated additional costs.
Our claims staff also contributes to our underwriting operations through communication of claims information to our underwriters. The Vice President of Claims heads our forms committee, which reviews and develops all policy forms and exclusions and is also a member of the underwriting review committee.

As of December 31, 2015, approximately 90% of claims were closed within five years in the Excess and Surplus Lines segment.
The calendar year loss ratios for the Excess and Surplus Lines segment for the last nine years were 56.1% for 2007, 61.4% for 2008, 62.6% for 2009, 54.9% for 2010, 48.5% for 2011, 52.6% for 2012, 40.4% for 2013, 55.2% for 2014, and 54.5% for 2015.
Specialty Admitted Insurance Segment
The Falls Lake Group comprises our other U.S. insurance segment, Specialty Admitted Insurance. We established this segment in 2004 to underwrite workers’ compensation insurance for residential contractors in North Carolina. Initially, we only sought licensure in North Carolina. Later, as our plans for this segment evolved, we sought and obtained additional licensure. The Falls Lake Group Companies are currently licensed to underwrite admitted insurance in 48 states and the District of Columbia. The Falls Lake Group consists of Falls Lake National Insurance Company (an Ohio domiciled company), Stonewood Insurance Company (a North Carolina domiciled company), Falls Lake General Insurance Company (an Ohio domiciled company), and Falls Lake Fire and Casualty Company (a California domiciled company).
We plan to use our broader licensure and management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:
•
our traditional workers’ compensation business (39.5% of 2015 gross written premiums in this segment, 50.7% in 2014, 97.3% in 2013, and 100% in 2012; and

•
program and fronting business written through selected MGAs, insurance carriers, and other producers (60.5% of 2015 gross written premiums in this segment, 49.3% in 2014, 2.7% in 2013, and 0.0% in 2012).

Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business remains a regionally focused effort. For the year ended December 31, 2015, approximately 70% of our workers’ compensation direct written premiums were in North Carolina, 17% were in Virginia, 10% were in South Carolina and 3% were in Tennessee. Due to more favorable market conditions currently, we are currently growing this business line. Construction workers as a class, regardless of industry, represented approximately 33% of the direct premiums in force in our workers’ compensation book in 2015. Other significant classes include healthcare employees (19%), goods and services (13%), and manufacturing workers (13%). We view our workers’ compensation business as a core competency, and seek to make consistent underwriting profits from it. We also recognize the cyclical nature of this line, and are prepared to contract the business rapidly when rates decline or the regulatory or economic environment makes it difficult to contain costs. We distribute our workers’ compensation product through independent agents.
Program Business
As part of our plan to become less susceptible to admitted market cycles, we have begun to expand into program business. In a program arrangement, we give selected MGAs authority to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We enter into these arrangements selectively with agents who have significant experience and market presence in specialty risks. Seven programs were active and producing business as of December 31, 2015 and had combined gross written premiums of  $33.6 million for 2015. The underwriting is subject to regular audit by our staff, and we have electronic access to the underwriting systems of these agents, which facilitates our real-time supervision of their work. An example of the type of risks we take on in these programs is school bus and para transit programs in northeastern states. We focus our coverage on casualty risks, although some incidental property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or both. We generally take up to $500,000 of loss per occurrence or per risk, net of reinsurance.
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
Fronting Business
Our Specialty Admitted Insurance segment has a small but growing fronting business, also intended to reduce our susceptibility to market cycles (three programs in place as of December 31, 2015, with combined gross written premiums of  $19.7 million for 2015). Fronting means that we issue insurance policies for another insurance entity or capital pool that may not have the licenses or rating to serve its desired market. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. In our fronting business, we expect that claims will be paid by the party for whom we agreed to front. Typically, for these fronting arrangements, we require a deposit of liquid assets into a collateral trust equal to or greater than the amount of any and all receivables that we have from the entity with whom we have written the fronting arrangement. In many instances, we seek and receive collateral in excess of any and all actuarially estimated receivables from such company to provide protection against unforeseen adverse performance. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Similar to our program business, for initial claims oversight and administration in our fronting business, we generally outsource frequency layer claims management to the insurance entity or capital pool in the fronting arrangement for the first $50,000, and then assume direct control above this amount.
As of December 31, 2015, approximately 90.0% of claims were closed within three years in the Specialty Admitted Insurance segment.
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
Casualty Reinsurance Segment
We report our business of writing insurance for insurance companies in our Casualty Reinsurance segment. We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer insurance to third parties and to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal quota share arrangement described below. Business flows to JRG Re from the following two sources:
•
We provide proportional and working layer reinsurance to unaffiliated U.S.-based insurance companies. We underwrote $172.5 million in gross written premiums for the year ended December 31, 2015. Of the third-party premiums written by JRG Re, 52% is for general liability coverage (much of this business is E&S premium), 19% is workers’ compensation insurance, 16% is personal auto coverage, 8% is commercial auto coverage, and the rest is excess casualty or non-medical professional liability. We typically structure our reinsurance policies as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. At December 31, 2015, 97% of our third-party treaties are written as “proportional” arrangements and 86% of our treaties are subject to loss mitigation features. We purchase very little retrocessional coverage in this segment.

•
We also have a direct intercompany reinsurance agreement under the terms of which 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance)

are ceded to JRG Re in Bermuda. In 2015, our U.S. subsidiaries ceded $208.7 million in premiums to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that has an arm’s length ceding commission. We do not pay corporate income tax on earnings (including investment income) in Bermuda. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re.
Almost all of the segment’s premiums are for casualty coverages. The Casualty Reinsurance segment writes very little property business and virtually no reinsurance designed to respond to catastrophic events of any kind. For example, we had a $203,000 loss in our Casualty Reinsurance segment from Superstorm Sandy, which occurred in 2012, entirely from one treaty where we reinsured property exposures on motorcycles. During the year ended December 31, 2015, our Casualty Reinsurance segment generated an underwriting loss of  $2.6 million when analyzed as a stand-alone entity, without the benefit of the premiums ceded from our Excess and Surplus Lines segment and Specialty Admitted Insurance segment.
The Casualty Reinsurance segment conducted business with three brokers that generated $127.6 million of gross written premiums for the Casualty Reinsurance segment in the year ended December 31, 2015, representing 73.8% of the gross written premiums of the Casualty Reinsurance segment for such year. The three largest brokers produced $84.9 million (Atlantic Intermediaries), $27.4 million, and $15.3 million of gross written premiums for the year ended December 31, 2015, respectively, only the two largest brokers produced more than 10% of the segment’s gross written premiums for the year.
Underwriting profits and investment income earned by our Bermuda reinsurance company are exempt from U.S. taxation. One effect of the quota share arrangement between our domestic companies and JRG Re is that an increasing percentage of our assets are located in Bermuda. At December 31, 2015, approximately 67% of our total cash and invested assets were located in Bermuda.
Corporate and Other Segment
Our Chairman and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer and other holding company employees are part of the Corporate and Other segment. This is where we set and direct strategy for the group as a whole as well as high level objectives for each of the three operating segments. We make all capital management, capital allocation, treasury functions, information technology and group wide risk management decisions in this segment. Our decisions at this level also include reinsurance purchasing.
Financial Information About Segments
Financial and other information by segment for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013 is set forth in Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report.
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

Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $12.5 million direct written premiums in 2015). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment retains up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $3.2 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our programs and fronting business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a small amount of assumed business with property exposure.
In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below. Additionally, we purchased catastrophe reinsurance of  $40.0 million in excess of a $5.0 million retention that is intended to cover the 1,000 year modeled PML on the segment’s excess property book (in the aggregate). Where the Specialty Admitted Insurance segment incurs incidental property risks in its program book of business, the segment is covered for $4.0 million in excess of  $1.0 million per occurrence. This is also intended to cover the 1,000 year modeled PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $1.0 million, and we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. In aggregate, therefore, we believe our pre-tax group-wide PML from a 1,000 year catastrophic event is approximately $10.0 million, inclusive of reinstatement premiums payable.
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
In our Specialty Admitted Insurance segment at December 31, 2015, we retain the first $600,000 per occurrence in losses on individual risk workers’ compensation policies and are reinsured above that level to $30.0 million per occurrence, with a maximum reinsured recovery of  $10.0 million for any one life. On other lines of business in our program and fronting business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $500,000 per occurrence.
For both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchase a clash and contingency reinsurance treaty that covers us for $6.0 million in excess of  $2.5 million which would cover us, for example, in a situation where we have multiple insureds who have losses from the same event.
In our Casualty Reinsurance segment, we currently do not purchase any material retrocessional reinsurance. In prior periods, we have purchased proportional retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.

For 2015, our top ten reinsurers represented 86.5% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of  “A-” (Excellent) or better or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2015:
Reinsurer	Reinsurance Recoverable as of December 31, 2015	A.M. Best Rating December 31, 2015
	(in thousands)
Berkley Insurance Company	$33,559	A+
Swiss Reinsurance America Corporation	26,579	A+
Madison Insurance Company	15,261	Unrated(1)
Mountain States Insurance Company	9,943	B++
Pacific Valley Insurance Company	8,085	Unrated(1)
QBE Reinsurance Corporation	6,501	A
Lloyd’s Syndicate Number 4472	3,750	A
Lloyd’s Syndicate Number 2003	3,600	A
Munich Reinsurance America	3,428	A+
Safety National Casualty	3,254	A+
Top 10 Total	113,960
Other	17,828
Total	$131,788

(1)
These reinsurers are unrated, and we are collateralized for the recoverable amounts.

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
The following table reflects our reserve development by segment during the calendar years 2015 to 2008 individually and in aggregate.
Segment	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance(1)	Grand Total
Calendar Year
2015	$25,424(2)	$3,531	$(12,637)	$16,318
2014	27,283(3)	5,854	(5,719)	27,418
2013	40,734(4)	1,410	(4,692)	37,452
2012	20,122(5)	(4,898)	(16,617)(6)	(1,393)
2011	21,034	1,712	(2,835)	19,911
2010	10,922	(381)	(857)	9,684
2009	3,193	1,591	(1,067)	3,717
2008	6,496	1,875	—	8,371
Cumulative Development	$155,208	$10,694	$(44,424)	$121,478

(1)
Casualty Reinsurance segment includes the underwriting results of our assumed crop reinsurance business which was terminated effective December 31, 2012.

(2)
Includes $17.3 million and $10.5 million of favorable development from the 2014 and 2013 accident year, respectively.

(3)
Includes $7.9 million of favorable development from the 2011 accident year, $4.2 million from the 2007 accident year and $5.0 million from the 2009 accident year.

(4)
Includes $11.8 million of favorable development from the 2009 accident year, $7.3 million of favorable development from the 2007 accident year and $5.8 million of favorable development from the 2008 accident year.

(5)
Includes $8.0 million of favorable development from the 2009 accident year, $4.3 million of favorable development from the 2008 accident year and $4.1 million of favorable development from the 2007 accident year.

(6)
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
A significant portion of reported claims from prior policy years were closed at December 31, 2015. The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.
Percentage of Claims Closed at December 31, 2015
Policy Year	Excess and Surplus Lines Segment	Specialty Admitted Insurance Segment
2004	99.7%	99.8%
2005	99.1%	100.0%
2006	99.1%	100.0%
2007	98.9%	100.0%
2008	98.2%	99.9%
2009	97.0%	99.8%
2010	94.5%	99.7%
2011	91.2%	99.2%
2012	85.8%	98.4%
2013	90.2%	96.6%
2014	83.1%	86.0%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2015. The percentage that IBNR represents of total gross reserves at December 31, 2015 is 68.0%.
	Gross Reserves at December 31, 2015
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$369,210	$468,326	78.8%
Specialty Admitted Insurance	38,625	76,179	50.7%
Casualty Reinsurance	126,519	240,817	52.5%
Total	$534,354	$785,322	68.0%

The table below sets forth our IBNR, total net reserves and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2015. The percentage that IBNR represents of total net reserves at December 31, 2015 is 68.0%, down from 70.3% at December 31, 2014.
	Net Reserves at December 31, 2015
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$298,251	$384,119	77.6%
Specialty Admitted Insurance	24,741	49,367	50.1%
Casualty Reinsurance	121,350	220,048	55.1%
Total	$444,342	$653,534	68.0%

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
The following table presents the development of balance sheet property casualty loss reserves calculated in accordance with GAAP, as of December 31 in each of the years 2007 through 2015. This table does not present accident or policy year development data. The top line of the table shows the gross reserves as of December 31 for each of the indicated years and is reconciled to the net reserve by adjusting for reinsurance recoverables. This represents the estimated amount of net loss and loss adjustment expense arising in the current year and all prior years that are unpaid at the balance sheet date, including IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves as adjusted for new information received as of the end of each succeeding year.
The estimates change as more information becomes known about the frequency and severity of claims for individual years. The “net cumulative redundancy” represents the aggregate change to date from the original estimate on the third line of the table, “reserves for property casualty losses originally stated, net of reinsurance.” The “gross cumulative redundancy” represents the aggregate change to date from the original estimate on the top line of the table, “gross reserves for property casualty losses.” The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. For example, the liability for losses and loss adjustment expenses net of reinsurance at the end of 2008 for 2008 and all prior years was originally estimated to be $354.1 million. Seven years later, as of December 31, 2015, this amount was re-estimated to be $280.9 million, of which $264.2 million had been paid, leaving a reserve of $16.7 million for losses and loss adjustment expenses for 2008 and prior years remaining unpaid as of December 31, 2015.

	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross reserves for property casualty losses	$394,209	$434,588	$477,519	$511,386	$565,955	$709,721	$646,452	$716,296	$785,322
Reinsurance recoverable	98,190	80,534	80,894	89,793	89,194	175,812	119,467	127,254	131,788
Reserves for property casualty losses originally stated, net of reinsurance	296,019	354,054	396,625	421,593	476,761	533,909	526,985	589,042	653,534
Cumulative net paid losses,
1 year later	68,055	90,360	93,118	115,667	177,325	171,925	153,000	187,277
2 years later	126,998	151,646	174,540	205,251	290,710	290,731	294,676
3 years later	160,548	196,005	226,637	255,301	360,629	386,800
4 years later	183,317	226,552	259,706	288,513	422,799
5 years later	198,569	242,538	280,804	319,041
6 years later	206,372	253,616	300,092
7 years later	211,662	264,159
8 years later	217,141
Net reserves re-estimated as of
1 year later	287,649	350,337	386,940	401,682	478,155	496,457	490,442	560,345
2 years later	285,316	340,284	356,758	387,183	440,108	463,459	490,077
3 years later	277,918	319,067	341,377	351,427	414,877	471,243
4 years later	260,935	308,755	311,756	328,754	420,883
5 years later	253,269	290,705	294,324	331,955
6 years later	240,698	279,695	297,010
7 years later	233,879	280,950
8 years later	235,541
Net cumulative redundancy	60,478	73,105	99,615	89,639	55,878	62,666	36,908	28,696
Net reserves for losses and loss adjustment expenses re-estimated	235,541	280,950	297,010	331,954	420,883	471,243	490,077	560,345
Reinsurance recoverable re-estimated	72,024	54,467	36,913	32,721	54,397	143,994	95,595	119,212
Gross reserves for losses and loss adjustment expenses re-estimated	307,566	335,417	333,923	364,676	475,280	615,236	585,672	679,557
Gross cumulative redundancy	86,644	99,172	143,595	146,711	90,674	94,484	60,780	36,739
Net cumulative redundancy represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the liability for losses and loss adjustment expenses developed a $73.1 million redundancy from December 31, 2008 to December 31, 2015. Conditions and trends that have affected the development of loss reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table. Gross cumulative redundancy is presented before deductions for reinsurance. Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.
See Note 6 to the Notes to the Audited Consolidated Financial Statements and the discussion under “Critical Accounting Estimates” for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.
Investment Strategy
One benefit of reinsuring a portion of our business to a Bermuda affiliate is that we have been able to build, and expect to continue building, a substantial asset base in a domicile where corporate earnings, including investment returns, are not taxed. At December 31, 2015, approximately 67.0% of our cash and invested assets were held in Bermuda with the remainder held by our U.S. subsidiaries.

The prolonged low interest rate environment has made it more difficult for insurance companies to earn attractive returns on capital because of reduced investment income. Our premium growth has allowed us to build our asset base. Cash and invested assets now represent 2.9 times our tangible equity.
We attempt to generate better than market average risk-adjusted returns in our investment portfolio by taking measured risks based upon detailed knowledge of certain niche asset classes. We seek to make “both sides” of the balance sheet work to generate better than market average risk-adjusted returns. While we are willing to make investments in non-traditional types of investments, we avoid risks that we do not understand well, as well as structures or situations we think could cause substantial loss of capital.
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
A summary of our investment portfolio at December 31, 2015 is as follows:
	December 31, 2015
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in millions)
Core	$859.1	$863.4	$863.4	2.48%	65.8%
Bank Loans	247.3	230.3	241.9	5.34%	18.4%
Incremental Yield	137.1	142.8	142.8	5.85%	10.9%
Private Investments			63.9	NA	4.9%
Total			1,312.0		100.0%
Less cash and cash equivalents in Core and Bank Loans			(67.7)
Total Invested Assets			$1,244.3

We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2015, the average duration of our investment portfolio, excluding bank loans, was 4.3 years, and the duration for bank loans is 0.2 years (since nearly all of them have floating rates of interest), resulting in an approximate duration for the entire portfolio of 3.5 years.
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
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and publicly-traded partnerships. The average credit quality of the fixed income securities in this portfolio as of December 31, 2015 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. Historically, we made significant purchases of below investment grade securities that were trading at a discount to par. More recently as such opportunities are limited, we have been opportunistically investing in high yield securities where we believe we have expertise or an understanding of the risk. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase common equity securities and master limited partnerships. However, these purchases are generally used as an effective means to get access to some high yielding asset class. As of December, 2015, only $10.9 million of the Incremental Yield Portfolio is invested in common equities and master limited partnerships. The Incremental Yield Portfolio was initiated in 2010.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2015, we held ten private investments and one publicly-traded equity investment with a total carrying value of  $63.9 million. Our portfolio consists of investments in wind and solar energy, banking, and small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 4.9% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:
	2013	2014	2015	Trailing 3 years Ended 2015
Core	(1.30)%	3.11%	1.16%	0.98%
Bank Loans	8.95%	1.15%	(1.00)%	2.94%
Incremental	1.41%	10.57%	7.26%	6.35%
Total	1.00%	3.76%	1.47%	2.07%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2015 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (15.4%), interests in limited liability companies that invest in renewable energy opportunities (2.1%), limited partnerships that invest in debt or equity securities (1.4%), and private debt securities (0.9%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $1,244.3 million as of December 31, 2015. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2015 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of approximately 3.5 years at December 31, 2015. This duration represents an increase from our duration at December 31, 2014 and 2013. Based on the current duration of 3.5 years, a 1.0% increase in interest rates would result in a pretax decline in the market value of our portfolio of approximately $43.3 million.
Insurance Cycle Management and Growth
The insurance and reinsurance business is cyclical in nature, with “hard” and “soft” cycles. Hard markets occur when insurance underwriters limit their exposure in a line of business or across their entire portfolio. When underwriters exercise restraint, insurance buyers are forced to pay more to induce underwriters to cover their risks. A hard market can also be created by economic expansions when capital committed to backing insurance policies does not grow as fast as the demand for insurance. There is generally a correlation between interest rates and the willingness of insurance companies to commit their capital to writing insurance. When fixed income yields are low, insurance companies need to raise insurance prices to improve underwriting results in order to offset loss of investment income.
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by stable rates as well as increases in policy count and exposures. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2013 through 2015.
	2015		2014		2013
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$308,717	22.2%	$252,707	31.3%	$192,394	21.3%
Specialty Admitted Insurance	90,978	53.2%	59,380	188.3%	20,594	(43.9)%
Casualty Reinsurance	172,499	(16.5)%	206,680	32.9%	155,530	(47.6)%
Total	$572,194	10.3%	$518,767	40.8%	$368,518	(25.1)%

In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and also revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business, and achieving increasing or stable rates for several periods through December 31, 2015, there will likely be periods in the future where our growth moderates, stagnates or turns negative.
We believe, however, that our Excess and Surplus Lines segment will be able to make an underwriting profit regardless of the state of the underwriting cycle. This belief has been borne out by our historical results in this segment which has had a weighted average combined ratio of 82.8% for the period from January 1, 2008 through December 31, 2015.
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
A material portion of the profitability we seek to achieve from our program and fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have written $55.0 million of gross written premiums for fronting and program business for 2015 ($12.4 million on a net basis), and we expect that this fee income will become material in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.

In the Casualty Reinsurance segment, we have the ability to manage the cycle by growing or shrinking our business according to market conditions and the corresponding prices and terms being offered for the assumption of specific risks. We have a small team of seven people in Bermuda who underwrite and administer the business written by JRG Re in Bermuda. Accordingly, our overhead is low and does not necessitate us growing this business from its current size.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include Scottsdale Insurance Company (Nationwide Mutual Group), Markel Corporation, Burlington Insurance Group, AXIS Capital Holdings Limited, Arch Capital Group Ltd., Admiral Insurance Co. (W. R. Berkley Corporation), Lexington Insurance Company (American International Group, Inc.), Mt. Hawley Insurance Company (RLI Corporation), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), and Houston Casualty Company (a subsidiary of Tokio Marine).
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. The majority of the competition for our workers’ compensation bsuiness comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for program accounts along all product lines. Competitors in our workers’ compensation business include Builders Mutual Insurance Company, Accident Fund, W. R. Berkley Corporation, American Interstate Insurance Company (AMERISAFE, Inc.), and Amtrust. Competition for our fronting business includes State National Group, Republic Insurance Group, QBE, Allied World, and Amtrust.
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
Regulation
Bermuda Insurance Regulation
The Insurance Act 1978 and related rules and regulations (the “Insurance Act”) which regulates the insurance business of JRG Re provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.

The Insurance Act does not distinguish between insurers and reinsurers; companies are registered under the Insurance Act as “insurers”. The Insurance Act uses the defined term “insurance business” to include reinsurance.
The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
Certain significant aspects of the Bermuda insurance regulatory framework applicable to Class 3B insurers are set forth below.
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (large commercial underwriters). JRG Re is licensed as a Class 3B insurer and is regulated as such under the Insurance Act.
Classification as a Class 3B insurer
A body corporate is registrable as a Class 3B insurer where (1) 50% or more of its net premiums written or (2) 50% or more of its net loss and loss expense provisions, represent unrelated business and its total net premiums written from unrelated business are $50.0 million or more.
Minimum Paid-Up Share Capital
A Class 3B insurer is required to maintain fully paid up share capital of at least $120,000.
Principal Office and Principal Representative
A Class 3B insurer is required to maintain a head and a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of JRG Re is located at Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. JRG Re’s principal representative is Kevin B. Copeland, the Chief Financial Officer of JRG Re.
Without a reason acceptable to the BMA, a Class 3B insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA when the principal representative reaches the view that there is a likelihood of the Class 3B insurer becoming insolvent or when the principal representative has knowledge or reasonable grounds for believing that a reportable “event” has occurred. Examples of a reportable “event” include a failure by the Class 3B insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the Class 3B insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations.
Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.
Where there has been a significant loss which is reasonably likely to cause the Class 3B insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss.
Furthermore, where a notification has been made to the BMA regarding a material change, the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period as the BMA may require, together with a general business solvency certificate in respect of those statements.

Loss Reserve Specialist
A Class 3B insurer is required to appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual qualified to provide an opinion in accordance with the requirements of the Insurance Act and the BMA must be satisfied that the individual is fit and proper to hold such an appointment.
A Class 3B insurer is required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return. The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.
Annual Financial Statements
A Class 3B insurer must prepare and submit, on an annual basis, both audited GAAP (as defined below) and statutory financial statements.
The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, an economic balance sheet, income statement, a statement of economic capital and surplus and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.
In addition, a Class 3B insurer is also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”). The Class 3B insurer’s annual GAAP financial statements, and the auditor’s report thereon, and the statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended with the approval of the BMA). The statutory financial statements do not form a part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.
Declaration of Compliance
At the time of filing its statutory financial statements, a Class 3B insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class 3B insurer has, with respect to the preceding financial year (i) complied with all requirements of the minimum criteria applicable to it, (ii) complied with the minimum margin of solvency as at its financial year end, (iii) complied with the applicable enhanced capital requirements as at its financial year end, and (iv) observed any limitations, restrictions or conditions imposed upon issuance of its license, if applicable. The declaration of compliance is required to be signed by two directors of the Class 3B insurer, and if the Class 3B insurer has failed to comply with any of the requirements referenced in (i) through (iii) above or observe any limitations, restrictions or conditions imposed upon issuance of its license, if applicable, the Class 3B insurer will be required to provide the BMA with particulars of such failure in writing. A Class 3B insurer shall be liable to a civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
Annual Statutory Financial Return and Annual Capital and Solvency Return
A Class 3B insurer is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended with the approval of the BMA).
The statutory financial return includes, among other matters, the statutory financial statements and the calculations for the Class 3B insurer’s minimum solvency margin and liquidity ratio.
In addition, each year a Class 3B insurer is also required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the Class 3B insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof  (more fully described below), various schedules and the opinion of the loss reserve specialist.

Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Statements
A Class 3B insurer is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year. The quarterly financial returns consist of  (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), and (ii) a list and details of material intra-group transactions that the Class 3B insurer is a party to and the Class 3B insurer’s risk concentrations, which would also include, among other things, details surrounding reinsurance and retrocession arrangements, the 10 largest exposures to counterparties and any other counterparty exposures exceeding 10% of the Class 3B insurer’s statutory capital and surplus.
Public Disclosures
Pursuant to recent amendments to the Insurance Act all commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules on application by an insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
Independent Approved Auditor
A Class 3B insurer must appoint an independent auditor who will audit and report on the Class 3B insurer’s GAAP financial statements and provide audit assurance that its statutory financial statements were derived from its GAAP financial statements, each of which are required to be filed annually with the BMA.
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
Enhanced Capital Requirements and Minimum Solvency Margin
A Class 3B insurer is required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model which provides a method for determining a Class 3B insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3B insurer’s business. The BSCR formulas establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory economic capital and surplus at this level, the TCL serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

Any Class 3B insurer which at any time fails to meet its applicable enhanced capital requirement shall, upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing, and within 14 days of such notification, file with the BMA a written report containing particulars of the circumstances leading to the failure and a plan detailing the manner, specific actions to be taken and time within which the Class 3B insurer intends to rectify the failure. Within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, a Class 3B insurer shall furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to total general business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
Prior to January 1, 2016, a Class 3B insurer was required to have general business assets that exceed the value of its general business liabilities by an amount greater than the amount prescribed by the Insurance Act as its Minimum Solvency Margin (“MSM”). The MSM that a Class 3B insurer was required to maintain with respect to its general business was the greater of  (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written; if in excess of  $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of  $6.0 million (iii) 15% of the aggregate of loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR as reported at the end of the relevant year. The BMA is in the process of revising the provisions of the Insurance Act relating to the MSM, but it is anticipated that there will be no material changes.
If at any time a Class 3B insurer fails to meet its MSM requirements, it must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which the Class 3B insurer intends to rectify the failure.
Eligible Capital
To enable the BMA to better assess the quality of a Class 3B insurer’s capital resources, the Class 3B insurer is required to disclose the makeup of its capital in accordance with the recently introduced “3-tiered eligible capital system”. Under this system, all of the Class 3B insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support a Class 3B insurer’s MSM, ECR and TCL.
The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012, and amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2026, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business insurers. Prior to January 2016, a Class 3B insurer engaged in general business was required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets included cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers, and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case.
Certain categories of assets which, unless specifically permitted by the BMA, did not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

The relevant liabilities were total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees. The BMA is in the process of revising the provisions of the Insurance Act relating to the minimum liquidity, but it is anticipated that there will be no material changes.
Code of Conduct
The Insurance Code of Conduct (the “Insurance Code”) prescribes the duties, standards, procedures and sound business principles which must be complied with by all companies registered under the Insurance Act. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
Restrictions on Dividends and Distributions
A Class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where a Class 3B insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet), unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the Class 3B insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Reduction of Capital
No general business insurer may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, and its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
A Class 3B insurer seeking to reduce its statutory capital by 15% or more, as set out in its previous year’s financial statements, is also required to submit an affidavit signed by at least two directors (one of whom must be a Bermuda-resident director if any of the Class 3B insurer’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause it to fail its relevant margins and such other information as the BMA may require. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Supervision, Investigation and Intervention
The BMA may, by notice in writing served on a registered person or a designated insurer, require the registered person or designated insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require the auditor, underwriter, accountant or any other person with relevant professional skill of such registered person or a designated insurer to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not, or may not be or may not have, been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been, at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister, attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for the purpose of the investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister, attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if  (i) it believes a person has failed to comply with a notice served on him, (ii) there are reasonable grounds for suspecting the incompleteness of any information, or documentation produced in response to such notice, or (iii) that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
If it appears to the BMA that the business of the registered insurer is being conducted in a way that there is a significant risk of the insurer becoming insolvent or unable to meet its obligations to its policyholders, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, the BMA may issue such directions as it deems desirable for safeguarding the interests of the policyholders or potential policyholders of the insurer or the insurance group. The BMA may, among other things, direct an insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase its liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income, (viii) not to enter into any specified transaction with any specified persons or persons of a specified class, (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (x) to obtain the opinion of a loss reserve specialist and to submit it to the BMA, and (xi) to remove a controller or officer.
Fit and Proper Controller
The BMA maintains supervision over the controllers of all registered insurers in Bermuda.
A controller includes (i) the managing director of the registered insurer or its parent company, (ii) the chief executive of the registered insurer or of its parent company, (iii) a 10%, 20%, 33% or 50% shareholder controller, and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.
The definition of shareholder controller is set out in the Insurance Act, but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
A shareholder controller that owns 10% or more, but less than 20% of the shares as described above is defined as a 10% shareholder controller. A shareholder controller that owns 20% or more, but less than 33% of the shares as described above is defined as a 20% shareholder controller. A shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller. A shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.
As the shares of JRG Re’s parent company are traded on a recognized stock exchange, a person who becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, shall, within 45 days, notify the BMA in writing that he or she has become such a controller. A shareholder controller of such an insurer shall serve notice in writing on the BMA within 45 days of reducing or disposing of shares such that it ceases to be a 50%, 33%, 20% or 10% shareholder controller.
Any person who fails to give any such notice is guilty of an offence and shall be liable on summary conviction to a fine of  $25,000.
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection and the reasons for which it appears that the person is not or no longer considered a fit and proper person. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA, which shall be taken into account by the BMA in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of  $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of  $100,000 or two years in prison or both.
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under, Section 25 of the Insurance Act or Section 99 of the Companies Act of Bermuda, 1981 (the “Companies Act”), (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management compliance and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business; (viii) the expansion into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing the role of the chief executive or senior executive performing the duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change, and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue a formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making their final determination.

Notification by Registered Person of Change of Controllers and Officers
A Class 3B insurer is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the Class 3B insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Disclosure of Information
In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.
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
Each of James River Group Holdings, Ltd. and JRG Re is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business held by way of lease or tenancy for a term not exceeding 50 years or, with the consent of the Minister of Economic Development granted in his discretion, land by way of lease or tenancy for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of B.D.$50,000 without the consent of the relevant Ministers, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other bonds or debentures issued by the Bermuda government or a public authority, or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development. JRG Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.

Each of James River Group Holdings, Ltd. and JRG Re must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that (i) it is, or would after the payment be, unable to pay its liabilities as they become due, or (ii) the realizable value of the assets would thereby be less than its liabilities. In addition, certain provisions of the Insurance Act will limit our ability to pay dividends.
Under the Companies Act, where a Bermuda company issues shares at a premium (that is, for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid up share capital of that company, except for certain matters such as: (i) paying up unissued shares to be issued as fully paid bonus shares, (ii) writing off preliminary expenses, commissions or offering a discount on any issue of shares or (iii) providing for the premiums payable on redemption of shares. The paid up share capital may not be reduced if, on the date the reduction is to be effected, there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. See “— Restrictions on Dividends and Distributions”.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, Falls Lake General Insurance Company (formerly Stonewood General Insurance Company) (“Falls Lake General”) and Falls Lake National Insurance Company (formerly Stonewood National Insurance Company) (“Falls Lake National”), this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty Company, this limitation is the greater of statutory net income excluding realized capital gains of the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five year period commencing January 1, 2016. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
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
State laws governing insurance holding companies and insurance companies also impose standards on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. Insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012 the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of California, Ohio, and Virginia, the states in which several of our U.S. Insurance subsidiaries are domiciled, adopted and require an ORSA filing, while North Carolina has yet to adopt this requirement into its insurance laws.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In addition to insurance holding company laws and regulations, under the Organizational Permit issued by the California Department of Insurance to Falls Lake Fire and Casualty Company, Falls Lake Fire and Casualty Company, as a new insurer, was required to enter into an agreement with Falls Lake National Insurance Company restricting the transfer of Falls Lake Fire and Casualty Company’s shares. Under the Organizational Permit and the Agreement Restricting Shares, Falls Lake National cannot directly or indirectly transfer the shares of Falls Lake Fire and Casualty Company to anyone without the prior written approval of the California Department of Insurance. These laws and the similar conditions applicable to Falls Lake Fire and Casualty Company’s shares may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common shares.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2015, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of  $176.9 million, which is in excess of the minimum risk-based capital requirement.
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
On January 12, 2015, the Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”), were extended until 2020. Under the Terrorism Acts, commercial property and casualty insurers, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the Federal Government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage.

In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury. Beginning in 2016, insurers participating in the Terrorism Acts will be required to provide information regarding insurance coverage for terrorism losses, including; (i) lines of business with exposure to such losses, (ii) premiums earned on such coverage, (iii) geographical location of exposures, (iv) pricing of such coverage, (v) the take-up rate for such coverage, and (vi) the amount of private reinsurance for acts of terrorism purchased.
Geographic Information
For each of the years ended December 31, 2015, 2014 and 2013, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees
As of December 31, 2015, we had 367 employees located in the United States and eight employees located in Bermuda. All of our employees are full time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
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
Available Information
We file annual reports on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.jrgh.net, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Ltd., Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. The information on our website is not a part of this Annual Report.

Item 1A.    RISK FACTORS
You should carefully consider the following risks, together with the cautionary statement under the caption “Special Note Regarding Forward-Looking Statements” above and the other information included in this Annual Report. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider immaterial may also impair our business or materially adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be materially adversely affected.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength.
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are:
•
When we write “occurrence” policies in our Excess and Surplus Lines segment, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise many years after a policy has lapsed. Approximately 85.9% of our net casualty loss reserves in this segment are associated with “occurrence form” policies at December 31, 2015.

•
Even when a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.

•
New theories of liability are enforced retroactively from time to time by courts. See also “The effect of emerging claim and coverage issues on our business is uncertain.”

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

•
We regularly enter new lines of insurance, and as a consequence, we sometimes have to make estimates of future losses for risk classes with which we do not have a great deal of experience. This lack of experience may contribute to making errors of judgment when establishing reserves.

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
If we are unable to retain key management and employees or recruit other qualified personnel, we may be materially adversely affected.
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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in California, Texas, Florida, New York, Illinois and New Jersey, (ii) the individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Virginia, South Carolina and Tennessee, and (iii) the program and fronting business of the Specialty Admitted Insurance segment in Texas, New York, New Mexico and Florida. Any economic downturn in any such state could have a material adverse effect on our financial condition and results of operations.
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
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance or reinsurance contracts. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ratings.”
We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2015:
•
the Excess and Surplus Lines segment conducted business with two brokers that produced an aggregate of  $129.9 million in gross written premiums, or 42.1% of that segment’s gross written premiums for the year;

•
the Specialty Admitted Insurance segment conducted business with two agencies that produced an aggregate $29.7 million in gross written premiums, representing 32.6% of that segment’s gross written premiums for the year; and

•
the Casualty Reinsurance segment conducted business with two brokers that generated $112.3 million of gross written premiums, or 65.1% of that segment’s gross written premiums for the year.

We cannot assure you that the relationship with any of these brokers will continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers or agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
There is a trend toward consolidation among brokers and agents who produce our business. As brokers and agents consolidate and competition among them declines, they may seek and receive higher commissions. Increases in commissions could reduce our underwriting profit.
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
We are subject to extensive regulation, which may materially adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may materially adversely affect our financial condition and results of operations.
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance, Falls Lake National and Falls Lake General), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives.
In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. For example, an insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure by the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could materially adversely affect our ability to operate our business.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. See “Business – U.S. Insurance Regulation – State Regulation.”
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report requirement.

In 2012, the NAIC also adopted the Own Risk and Solvency Assessment (“ORSA”) Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of California, Ohio and Virginia, the states in which several of our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing, while North Carolina has yet to adopt this requirement into its insurance laws.
We cannot predict with certainty the effect any enacted, proposed or future state or federal regulation or NAIC initiative may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher cost than current requirements. Changes in regulation of our business may materially reduce our profitability, limit our growth or otherwise adversely affect our operations.
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
For instance, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks. As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may materially adversely affect our business by either extending coverage beyond the underwriting intent or by increasing the size or number of claims.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may materially adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

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

We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. Claims from these events could reduce our earnings and cause volatility in our results of operations.
We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. Natural disasters, terrorist acts, and other catastrophes can cause losses in a variety of our property/casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants. The incidence and severity of catastrophes and terrorist acts are inherently unpredictable. The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Claims from catastrophic events could reduce our earnings and cash flows, cause volatility in our results of operations and cash flows for any fiscal period or materially impact our financial condition.
We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business – Regulation – U.S. Insurance Regulation – Federal Regulation,” the Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. We reinsure a portion of the terrorism risk we retain under the program, and have no material exposure to an act stemming from nuclear, biological or chemical terrorism.
Our investment portfolio is subject to significant market and credit risks, which could result in a material adverse impact on our financial condition or results of operations.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See “Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities and short-term investments, which, in turn, may materially adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.

The severe downturn in the public debt and equity markets beginning in 2008 resulted in significant realized and unrealized losses in our investment portfolio. In the event of another financial crisis, we could incur substantial realized and unrealized investment losses in future periods, which would have a material adverse impact on our financial condition, results of operations, debt and financial strength ratings, insurance subsidiaries’ capital liquidity and ability to access capital markets.
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
We hold investments in publicly-traded syndicated bank loans (15.4% of the carrying value of our invested assets as of December 31, 2015). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2015, the fair value of our investments in publicly traded syndicated bank loans was $180.1 million.
As of December 31, 2015, we held equity and debt investments of  $26.0 million and $6.5 million, respectively, in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an affiliate of one of our principal shareholders. We invested in the equity and debt of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $22.0 million at December 31, 2015. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value ( i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
The insurance and reinsurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could materially adversely affect our business.
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
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to a material adverse effect on our business, financial condition and results of operations.
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
Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have a material adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.
Our business could be materially adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act also established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the FSOC designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Federal Insurance Office Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition or results of operations.
The Bermuda insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has implemented and imposed additional requirements on the companies it regulates, as part of its efforts to achieve equivalence under Solvency II, the European Union regulatory regime that was enacted in November 2009 which imposes new solvency and governance requirements across all European Union Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, a proposed Omnibus II directive was to set revised dates for transposition and implementation of Solvency II by the European Union Member States. However, there have been a series of delays in the European Parliament vote to approve the Omnibus II Directive. Accordingly, further delay in the implementation of Solvency II is likely, but the extent and nature of the delay is uncertain. The Solvency II Directive is expected to come into force as of January 1, 2016. Over the course of the last several years, Bermuda introduced a number of legislative and regulatory changes to its insurance regulatory regime to position itself to be granted full equivalence under Solvency II. On November 26, 2015, via delegated act, the European Commission granted Bermuda full equivalence in all areas of Solvency II for an indefinite period of time. The European Commission’s decision will now be reviewed by the European Parliament and European Council, over the next 90 day period (plus a possible three month extension). The decision to approve or reject the delegated act granting Bermuda full equivalency is expected to occur on or before the end of the first quarter of 2016. If and when approved, Bermuda’s jurisdictional equivalency will be retroactive to January 2016.
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
We are subject to credit risk with regard to our reinsurance counterparties and insurance companies with which we have a fronting arrangement.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2015, reinsurance recoverable on unpaid losses from our three largest reinsurers was $75.4 million in the aggregate and represented 57.2% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2015 was $25.4 million in the aggregate, or 57.6% of the total balance. At December 31, 2015, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of  “A-” or better or collateralized by the reinsurer, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. See also “Business – Purchase of Reinsurance.”
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Business – Business Segments – Specialty Admitted Insurance Segment – Fronting Business.”
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
In addition, in the Specialty Admitted Insurance segment, MGAs and other agents have the authority to bind policies on our behalf. If any such agents exceed their authority or engage in fraudulent activities, our financial condition and results of operations could be materially adversely affected.
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

•
respond to competitive pressures.

Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and would likely cause the value of our shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, or obtain it on favorable terms, our business, financial condition and results of operations could be materially adversely affected.
We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors and computer or telecommunications systems malfunctions. Our businesses depend on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees and could be materially adversely affected if one or more of our employees causes a significant operational breakdown or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems.
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
We rely on our multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses or data breaches. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be materially adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
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
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See “Business – Competition.”
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:
•
An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry;

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•
Changing practices caused by the Internet may lead to greater competition in the insurance business. Among the possible changes are shifts in the way in which E&S lines insurance is purchased.

•
We currently depend largely on the wholesale distribution model for our Excess and Surplus Lines segment’s premiums. If the wholesale distribution model were to be significantly altered by changes in the way E&S lines risks were marketed, including, without limitation, through use of the Internet, it could have a material adverse effect on our premiums, underwriting results and profits.

There is no assurance that we will be able to continue to compete successfully in the insurance or reinsurance markets. Increased competition in these markets could result in a change in the supply and/or demand for insurance or reinsurance, affect our ability to price our products at risk-adequate rates, affect our ability to retain business with existing customers, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be materially adversely affected.
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would materially adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
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
In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in their jurisdiction to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which may not be permitted by the insurance departments of the states of domicile of our U.S. insurance subsidiaries. Further, we cannot assure that future changes to SAP or components of SAP or the grant of permitted accounting practices to our competitors will not have a negative impact on us.

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
If California, North Carolina, Ohio, or Virginia significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
Our insurance companies are subject to assessments in California (the domiciliary state for Falls Lake Fire and Casualty Company), North Carolina (the domiciliary state for Stonewood Insurance), Ohio (the domiciliary state for James River Insurance, Falls Lake National and Falls Lake General) and Virginia (the domiciliary state for James River Casualty), for various purposes, including the provision of funds necessary to fund the operations of the various insurance departments and the state funds that pay covered claims under certain policies written by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the insurer’s state within a particular line of business. As our U.S.-based insurance subsidiaries grow, our share of any assessments may increase. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our financial condition or results of operations.
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
Risks Related to Taxation
The Company, JRG Re and James River Group Holdings UK Limited may be subject to U.S. federal income taxation.
The Company and JRG Re are each incorporated under the laws of Bermuda. James River Group Holdings UK Limited (“James River UK”) is incorporated under the laws of England and Wales. We believe that our non-U.S. holding companies and JRG Re’s activities, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and will not cause them to be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the “Code”), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The U.S. Internal Revenue Service (the “IRS”) could successfully assert that our non-U.S. holding companies or JRG Re (or both) are engaged in a trade or business in the United States or, under the applicable income tax treaty, are engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S. federal income taxation. If our non-U.S. holding companies or JRG Re were deemed to be engaged in a trade or business in the United States (or, under the applicable income tax treaty, were deemed to be so engaged through a permanent establishment), our non-U.S. holding companies or JRG Re, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
U.S. persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
If we are considered a passive foreign investment company as defined in Section 1297(a) of the Code (“PFIC”) for U.S. federal income tax purposes, a U.S. person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not and have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. Our belief that we are not and have not been a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominantly engaged in an insurance business. However, the scope of this exception is not entirely clear, especially in its application to holding companies indirectly engaged in an insurance business, and other than recently issued proposed regulations, there are no administrative pronouncements, judicial decisions or current regulations that provide guidance as to the application of the PFIC rules to insurance companies. Under the recently proposed regulations, we would meet the exception for bona fide insurance companies provided that our investment income is from assets held by us to meet obligations under insurance, annuity, or reinsurance contracts. However, the IRS is continuing to seek comment on how to determine the portion of a company’s assets that are held to meet obligations under such insurance, annuity, or reinsurance contracts. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. As a result, we cannot assure you that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
U.S. persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares (“U.S. 10% shareholders”), may be subject to the controlled foreign corporation (the “CFC”) rules. Under these rules, if a foreign corporation is a CFC for an uninterrupted period of 30 days or more, each U.S. 10% shareholder must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), for purposes of taking into account insurance income, a foreign insurance company will be treated as a CFC only if U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares at any point during any year. While JRG Re is a CFC, we believe that the restrictions in our bye-laws placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as U.S. 10% shareholders of a CFC. Our existing shareholders who beneficially owned in excess of 10% of our common shares prior to and immediately following the IPO are not subject to this limitation. We cannot assure you, however, that these rules will not apply to you. If you are a U.S. person we strongly urge you to consult your own tax advisor concerning the CFC rules.
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
The FATCA provisions of the Code generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition (after December 31, 2016) of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules were phased in beginning June 30, 2014, with withholding on foreign passthru payments made by FFIs taking effect no earlier than 2017.
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
Potential additional application of the Federal Insurance Excise Tax.
The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (the “U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear, and the Circuit Court for the District of Columbia recently held that the FET does not apply to retrocession contracts. We have not determined if the FET should be applicable with respect to risks ceded to us by, or by us to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premiums for all U.S. Situs Risks ceded to us by a non-U.S. insurance company, or by us to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premiums ceded to us with respect to such risks.
Change in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our shares to U.S. income taxation on our undistributed earnings.
The tax laws and interpretations thereof regarding whether a company is engaged in a U.S. trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. There are currently only proposed regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
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
We believe that the dividends paid on the common shares should qualify as “qualified dividend income” as long as the common shares are listed on a national securities exchange. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our operating results.
We intend to operate in such a manner so that none of our companies other than our intermediate holding company incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than James River UK should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.
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

•
our quarterly or annual earnings or earnings estimates, or those of other companies in our industry;

•
failure to meet external expectations or management guidance;

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

•
changes in accounting standards, policies, guidance, interpretations or principles;

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
We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act or Jobs Act. In this Annual Report, we have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of (a) holding a non-binding advisory vote on executive compensation and (b) shareholder approval of any golden parachute payments not previously approved. We do not know if some investors will find our common shares less attractive as a result of our taking advantage of certain of these exemptions. The result may be a less active trading market for our common shares and our share price may be more volatile.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of  (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of our IPO, or December 31, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and share price.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of Sarbanes-Oxley, which require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to maintain substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements, among other items.
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
Affiliates of D. E. Shaw & Co., L.P. own and have voting power over a substantial amount of our outstandings common shares, which allows them to have significant influence over matters requiring shareholder approval, in addition to the right to appoint up to two directors and to approve certain transactions.
D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw CH-SP Franklin (collectively, the “D. E. Shaw Affiliates”), affiliates of D. E. Shaw & Co., L.P., beneficially own approximately 48.5% of our outstanding common shares in the aggregate. The D. E. Shaw Affiliates have granted irrevocable voting proxies to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and a director to bring the D. E. Shaw Affiliates’ aggregate voting power over our outstanding common shares to 42% of our outstanding common shares. Based upon such ownership, the D. E. Shaw Affiliates have significant influence over all matters requiring shareholder approval, including the election of directors (subject to a prohibition on the D. E. Shaw Affiliates right to vote in the election of at least half of our directors as long as they collectively beneficially own more than 20% of the outstanding common shares), determination of significant corporate actions, amendments to our organizational documents, and the approval of any business transaction, such as a merger or other sale of us or our assets, in a manner that could conflict with the interests of other shareholders. In addition, D. E. Shaw & Co., L.P. acts as an investment advisor to the D. E. Shaw Affiliates and may earn investment and management fees from the investment of the D. E. Shaw Affiliates in the Company which may influence their decision with respect to any proposed change of control of the Company. The D. E. Shaw Affiliates may also delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

Additionally, our bye-laws provide that for so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least (i) 25% of the outstanding common shares, the D. E. Shaw Affiliates have the right to designate two directors to the board of directors and (ii) 10% (but less than 25%) of the outstanding common shares, the D. E. Shaw Affiliates have the right to designate one director to the board of directors. Our board consists of eight directors or such number in excess thereof as our board of directors may determine with the consent of at least one of the directors designated by the D.E. Shaw Affiliates (for so long as the D.E. Shaw Affiliates collectively beneficially own more than 20% of the outstanding common shares). Also, until December 17, 2017, as long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 20% of the outstanding common shares and subject to certain limited exceptions, the consent or affirmative vote of a director designated by the D. E. Shaw Affiliates is required for us to take certain actions, including selling the Company or all or substantially all its assets and removing or appointing our chairman of the board, chief executive officer, chief operating officer and chief financial officer. Accordingly, the D. E. Shaw Affiliates have substantial influence over us.
Further, Bryan Martin and David Zwillinger, members of our board of directors, are affiliates of the D. E. Shaw Affiliates. As directed, Messrs. Martin and Zwillinger will continue to have significant influence over our management, business plans and policies. The significant concentration of share ownership of our common shares and affiliation of two of our directors with the D. E. Shaw Affiliates, collectively, our largest shareholder, and the other rights that the D. E. Shaw Affiliates maintain may materially adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.
Our bye-laws permit D. E. Shaw & Co., L.P. and its affiliates (including the D. E. Shaw Affiliates) and non-employee members of our board of directors to compete with us, which may result in conflicts of interest.
Our bye-laws provide that no shareholder, or any of its affiliates or members of our board of directors (other than those who are our officers, managers or employees), has any duty to (i) communicate or present to the Company any investment or business opportunity or prospective transaction or arrangement in which the Company may have any interest or expectancy or (ii) refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. D. E. Shaw & Co., L.P. and its affiliates (including the D. E. Shaw Affiliates) are in the business of making investments in companies and our bye-laws will not restrict them from acquiring and holding interests in businesses that compete directly or indirectly with us. For example, certain affiliates of D. E. Shaw & Co., L.P. are currently engaged in the reinsurance business. D. E. Shaw & Co., L.P., its affiliates and non-employee directors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if we are not able to pursue attractive corporate opportunities because they are allocated by one or more of the D. E. Shaw Affiliates to themselves or their other affiliates instead of being presented to us.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay Falls Lake General, Falls Lake National and within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five year period commencing January 1, 2016 without prior written approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Business — Regulation — U.S. Insurance Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of  $73.7 million as of December 31, 2015. See “Business — Regulation — Bermuda Insurance Regulation — Enhanced Capital Requirements and Minimum Solvency Margin” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, 1981, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Business — Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions, may prevent us from paying our expenses or paying dividends to our shareholders.
We cannot assure you that we will declare or pay dividends on our common shares in the future.
In 2015, we paid a total of  $0.64 in quarterly dividends per share and a special dividend of  $1.00 per share. Any determination to declare or pay future dividends to our shareholders will be at the discretion of our board of directors and will depend on a variety of factors, including (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, (iv) contractual prohibitions and other restrictions, (v) the effect of a dividend or dividends upon our financial strength ratings and (vi) any other factors that our board of directors deems relevant. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Dividends.”

Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.
Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United Kingdom and the United States (the “U.K. Treaty”) reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that James River UK is not eligible for benefits under the U.K. Treaty, any dividends paid by James River Group, Inc., our U.S. holding company, to James River UK would be subject to the 30% withholding tax. Such a result would substantially reduce the amount of dividends that our shareholder may receive.
Future issuances or sales or the possibility of future issuances or sales of our common shares may cause the trading price of our common shares to decline and could impair our ability to raise capital through subsequent equity offerings.
Future sales of our common shares in the public markets, or the perception that these sales may occur, could cause the market price of our common shares to significantly decline and could materially impair our ability to raise capital through the sale of additional common shares. In addition, there are outstanding options to purchase 2,058,085 common shares and 234,922 shares subject to restricted stock units as of December 31, 2015. Actual sales or the prospect of sales by our present shareholders, including the D. E. Shaw Affiliates, may have a negative effect on the market price of our common shares, and it may be difficult for you to sell your shares at a time and price that you deem appropriate.
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
Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent “change of control” transactions or changes in our board of directors and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:
•
the total voting power of any U.S. person owning more than 9.5% of our common shares will be reduced to 9.5% of the total voting power of our common shares, excluding the D. E. Shaw Affiliates, The Goldman Sachs Group, Inc. and its affiliated shareholders (collectively, “Goldman Sachs”);

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

•
until the third anniversary of the completion of the IPO (December 17, 2017), and so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 20% of the outstanding common shares, the sale of the Company (subject to certain limited exceptions) will require the consent of a director designated by the D. E. Shaw Affiliates; and

•
under Bermuda law, for so long as JRG Re is registered under the Insurance Act, the BMA may object to a person holding more than 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder (See “– There are regulatory limitations on the ownership and transfer of our common shares.”).

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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA has, pursuant to its statement of June 1, 2005 (the “Public Notice”), gave its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of Equity Securities (as such term is defined in the Public Notice) of Bermuda companies to and among persons who are non-residents of Bermuda for exchange control purposes as long as Equity Securities of such company are listed on an appointed stock exchange, which includes the NASDAQ Stock Market. This general permission will apply to our common shares, but would cease to apply if we were to cease to be listed on the NASDAQ Stock Market.
In connection with the IPO, we received consent from the BMA to issue, and transfer freely any of our shares, options, warrants, depository receipts, rights loan notes, debt instruments or other securities to and among persons who are either residents or non-residents of Bermuda for exchange control purposes.

The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder. Further, a shareholder of such an insurer must serve notice in writing on the BMA within 45 days of reducing or disposing of shares such that it ceases to be a 50%, 33%, 20, or 10%, shareholder. This requirement will apply to us as long as our shares are listed on the NASDAQ Stock Market or another stock exchange recognized by the BMA. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
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
In addition, the insurance holding company laws and regulations of the states in which our insurance companies are domiciled generally require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In addition to insurance holding company laws and regulations, under the Organizational Permit issued by the California Department of Insurance to Falls Lake Fire and Casualty Company, Falls Lake Fire and Casualty Company, as a new insurer, was required to enter into an agreement with Falls Lake National Insurance Company restricting the transfer of Falls Lake Fire and Casualty Company’s shares. Under the Organizational Permit and the Agreement Restricting Shares, Falls Lake National cannot directly or indirectly transfer the shares of Falls Lake Fire and Casualty Company to anyone without the prior written approval of the California Department of Insurance. These laws and the similar conditions applicable to Falls Lake Fire and Casualty Company’s shares may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the Company’s common shares.
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2.    PROPERTIES
We lease office space in Bermuda, where our principal executive office is located and our casualty reinsurance segment is based. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia, Scottsdale, Arizona and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

Item 3.    LEGAL PROCEEDINGS
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. The following table sets forth the high and low sales prices for our common shares as reported by the NASDAQ Global Select Market for the period indicated:
Fiscal Year 2014	High	Low
Fourth Quarter (beginning December 12, 2014)	$23.38	$20.46
Fiscal Year 2015	High	Low
First Quarter	$24.74	$20.61
Second Quarter	$26.08	$21.91
Third Quarter	$28.77	$24.63
Fourth Quarter	$34.58	$26.23
As of February 29, 2016, there were approximately 12 holders of record of our common shares.
Dividends
We paid a dividend of  $0.16 per share during each quarter of 2015, as well as a special dividend of $1.00 per share during the fourth quarter of 2015. In August 2014, we declared a cash dividend of  $2.45 per share payable to shareholders of record as of June 30, 2014.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Additionally, dividends from our U.S. subsidiaries to our U.K. intermediate holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies. As a result of such regulations, or a change in applicable tax law, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Risk Factors – Risks Related to our Business and Industry – We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries,” and “ – Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.”
The declaration, payment and amount of future dividends is subject to the discretion of our board of directors. Our board of directors will give consideration to various risks and uncertainties, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report when determining whether to declare and pay dividends, as well as the amount thereof. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant.

Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (i) our common shares, (ii) the Russell 2000 and (iii) a composite peer group selected by us consisting of Amerisafe, Inc., AmTrust Financial Services, Inc., Arch Capital Group Ltd., Argo Group International Holdings, Ltd, Markel Corporation, The Navigators Group, Inc., Onebeacon Insurance Group, Ltd., RLI Corp., State National Companies, Inc. and W. R. Berkley Corporation, for the period from December 12, 2014 (the date our common shares commenced trading on the NASDAQ Global Select Market) through December 31, 2015.
The graph assumes an initial investment of  $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance. The companies in the peer group are weighted by market capitalization.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/12/14
12/31/14
12/31/15
James River Group Holdings, Ltd.
Russell 2000
Peer Group

*$100 invested on 12/12/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

	12/12/14	12/31/14	12/31/15
James River Group Holdings, Ltd.	100.00	107.11	166.93
Russell 2000	100.00	104.65	100.03
Peer Group	100.00	101.66	120.60
Copyright© 2016 Russell Investment Group. All rights reserved.
The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6
SELECTED FINANCIAL DATA

The following tables present selected historical financial information of James River Group Holdings, Ltd. derived from our consolidated balance sheets as of December 31, 2015, 2014, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the four years in the period ended December 31, 2015, which have been audited by Ernst & Young, LLP, and our unaudited condensed consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2011. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements presented in the tables below reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of our consolidated financial position and results of operations as of the dates and for the periods indicated.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Results:
Gross written premiums(1)	$572,194	$518,767	$368,518	$491,931	$490,821
Ceded written premiums(2)	(101,162)	(68,684)	(43,352)	(139,622)	(57,752)
Net written premiums	$471,032	$450,083	$325,166	$352,309	$433,069
Net earned premiums	$461,205	$396,212	$328,078	$364,568	$337,105
Net investment income	44,835	43,005	45,373	44,297	48,367
Net realized investment (losses) gains	(4,547)	(1,336)	12,619	8,915	20,899
Other income	3,428	1,122	222	130	226
Total revenues	504,921	439,003	386,292	417,910	406,597
Losses and loss adjustment expenses	279,016	237,368	184,486	264,496	233,479
Other operating expenses	157,803	133,055	114,804	126,884	115,378
Other expenses	730	16,012	677	3,350	592
Interest expense	6,999	6,347	6,777	8,266	8,132
Amortization of intangible assets	597	597	2,470	2,848	2,848
Impairment of intangible assets	—	—	—	4,299	—
Total expenses	445,145	393,379	309,214	410,143	360,429
Income before income tax expense	59,776	45,624	77,078	7,767	46,168
Income tax expense (benefit)	6,279	939	9,741	(897)	7,695
Net income(3)	$53,497	$44,685	$67,337	$8,664	$38,473
Net operating income(4)	$61,090	$58,424	$58,918	$7,935	$22,352
Earnings per Share:
Basic	$1.87	$1.57	$2.21	$0.24	$1.08
Diluted	$1.82	$1.55	$2.21	$0.24	$1.06
Weighted — average shares outstanding — diluted	29,334,918	28,810,301	30,500,800	35,733,350	35,718,000

	At or for the Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and invested assets	$1,350,697	$1,310,628	$1,217,078	$1,235,537	$1,162,966
Reinsurance recoverables	143,086	128,979	120,477	176,863	91,073
Goodwill and intangible assets	221,359	221,956	222,553	225,023	233,827
Total assets	2,055,497	1,959,292	1,806,793	2,025,381	1,752,605
Reserve for losses and loss adjustment expenses	785,322	716,296	646,452	709,721	565,955
Unearned premiums	301,104	277,579	218,532	239,055	223,613
Senior debt	88,300	88,300	58,000	35,000	35,000
Junior subordinated debt	104,055	104,055	104,055	104,055	104,055
Total liabilities	1,374,459	1,271,371	1,105,303	1,241,341	990,230
Total stockholders’ equity	681,038	687,921	701,490	784,040	762,375
GAAP Underwriting Ratios:
Loss ratio(5)	60.5%	59.9%	56.2%	72.6%	69.3%
Expense ratio(6)	33.5%	33.4%	35.0%	34.8%	34.2%
Combined ratio(7)	94.0%	93.3%	91.2%	107.4%	103.5%
Other Data:
Tangible equity(8)	$459,679	$465,965	$478,937	$559,017	$528,548
Tangible equity per common share outstanding	$15.88	$16.33	$16.78	$15.52	$14.80
Debt to total capitalization ratio(9)	22.0%	21.9%	18.8%	15.1%	15.4%
Regulatory capital and surplus(10)	$601,436	$593,580	$580,267	$596,272	$587,518
Net written premiums to surplus ratio(11)	0.8	0.8	0.6	0.6	0.7

(1)
The amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(2)
The amount of written premiums ceded to (reinsured by) other insurers.

(3)
Net income represents income from continuing operations for all periods presented.

(4)
Net operating income is a non-GAAP measure. We define net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt, expenses on a leased building we are deemed to own for accounting purposes, and professional services and other expenses associated with securities offerings and the payment of special dividends. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Measures” for a reconciliation of net operating income to net income in accordance with GAAP.

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

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated financial statements and related notes included elsewhere in this 10-K.
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
For the year ended December 31, 2015, 73.0% of our group-wide gross written premiums originated from the U.S. E&S lines market. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2015, we derived 98.0% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on specialty markets in which our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet by maintaining appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2015, the average account in this segment generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 54.0% of our gross written premiums for the year ended December 31, 2015.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment has admitted licenses in 48 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, we are growing our fronting business and our other commercial lines through our program business. We believe we can earn substantial fees in our program and fronting business by writing policies and then transferring all or a substantial portion of the underwriting risk position to other capital providers that pay us a fee for fronting or ceding the business to them. The Specialty Admitted Insurance segment distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 15.9% of our gross written premiums for the year ended December 31, 2015.
The Casualty Reinsurance segment consists of JRG Re, our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results presented herein include only the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments, respectively. Typically, we structure our reinsurance contracts as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively provides us with additional premiums should the business incur higher than expected losses. We believe these structures allow us to participate in the risk side-by-side with the ceding company and best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 86% of the gross premiums written by our Casualty Reinsurance segment during 2015. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re in 2015 were ceded from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 30.1% of our gross written premiums for the year ended December 31, 2015.
We have direct intercompany reinsurance agreements under which we cede 70% of the pooled net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. Notwithstanding the intercompany agreement, we exclude the effects of this agreement for the presentation of the Excess and Surplus Lines and Specialty Admitted Insurance reporting segments included herein. At December 31, 2015, approximately 67.4% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re by our U.S.-based insurance subsidiaries.
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analyses. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business we write and the limited operating experience of the Casualty Reinsurance segment and of the program and fronting business in the Specialty Admitted Insurance segment. In applying this judgement, we generally establish reserves that are above our internal actuaries’ estimate. As such, we seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2015 was $785.3 million. Of this amount, 68.0% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Gross Reserves at December 31, 2015
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$99,116	$369,210	$468,326	78.8%
Specialty Admitted Insurance	37,554	38,625	76,179	50.7%
Casualty Reinsurance	114,298	126,519	240,817	52.5%
Total	$250,968	$534,354	$785,322	68.0%

The Company’s net reserve for losses and loss adjustment expenses at December 31, 2015 was $653.5 million. Of this amount, 68.0% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Net Reserves at December 31, 2015
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$85,868	$298,251	$384,119	77.6%
Specialty Admitted Insurance	24,626	24,741	49,367	50.1%
Casualty Reinsurance	98,698	121,350	220,048	55.1%
Total	$209,192	$444,342	$653,534	68.0%

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

The process of estimating the reserve for losses and loss adjustment expenses requires a high degree of judgment and is subject to a number of variables. In establishing the quarterly actuarial recommendation for the reserve for losses and loss adjustment expenses, our internal actuaries estimate an initial expected ultimate loss ratio for each of our product lines by accident year (or for our Casualty Reinsurance segment, on a contract by contract basis). Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by our internal actuaries in estimating the initial expected loss ratios. Our actuaries generally utilize five actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These five methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The five actuarial methods that we use in our reserve estimation process are:
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
Different reserving methods are appropriate in different situations, and our actuaries use their judgment and experience to determine the weighting of the methods detailed above to use for each accident year and each line of business and, for our Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, we rely heavily on the Expected Loss Method in estimating reserves for the current accident year. We generally set our initial expected loss ratio for the current accident year consistent with our pricing assumptions. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since we expect to make an acceptable return on the new business that we write. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for our oldest accident years, so more weight is given to the Incurred Loss Development Method and the Paid Loss Development Method than the Expected Loss Method. The Bornhuetter-Ferguson Incurred Loss Development and Paid Loss Development Methods blend features of the Expected Loss Method and the Incurred and Paid Loss Development Methods. The Bornhuetter-Ferguson Methods are typically used for the more recent prior accident years.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our internal actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines and Specialty Admitted Insurance segments, the actuary performs a study on each of these parameters annually in the third quarter and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the parameter review actuarial recommendations, and these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Reinsurance segment, periodic assessments are made on a contract by contract basis with the goal of keeping the initial expected loss ratios and the incurred and paid loss development factors as constant as possible until sufficient evidence presents itself to support adjustments. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
We engage an independent internationally recognized actuarial consulting firm to review our reserves for losses and loss adjustment expenses twice each year, once prior to closing the third quarter and once for the closing of the fourth quarter. This independent actuarial consulting firm prepares its own estimate of our reserve for loss and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to gain additional comfort on the adequacy of our reserves.
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2015. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.
Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$562,726	$638,442	$653,534	$714,159
Changes in reserves	(90,808)	(15,092)	—	60,625
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $60.6 million, reduce after-tax net income by $52.1 million, reduce shareholders’ equity by $52.1 million and reduce shareholders’ tangible equity by $52.1 million, in each case at or for the period ended December 31, 2015.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $90.8 million, increase after-tax net income by $78.1 million, increase shareholders’ equity by $78.1 million, and increase tangible equity by $78.1 million, in each case at or for the year ended December 31, 2015. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee typically selects an amount above the actuarial recommendation due to the inherent variation associated with our reserve estimates and the likelihood that there are unforeseen or under-valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and plaintiff’s attorneys frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2015, 77.6% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
Historically, our reserve selections for the Excess and Surplus Lines segment gave more weight to industry indications due to our limited operating history. When we reviewed the Excess and Surplus Lines segment’s reserve parameters in 2013, we had ten years of accumulated historical data of the Company to analyze, and we felt that we had enough Company history to give more weight to our own experience. Our initial expected loss ratios and our paid loss development factors and incurred loss development factors were adjusted to more closely resemble our own internal indications. Method weights were also changed as management, in consultation with our actuaries, deemed appropriate. These changes had the cumulative effect of reducing our then best estimate for the reserve for losses and loss adjustment expenses.
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2015 would equate to a $22.2 million change in the reserve for losses and loss adjustment expenses at such date, a $20.5 million change in after-tax net income, a 3.0% change in shareholders’ equity and a 4.5% change in tangible equity, in each case at or for the year ended December 31, 2015.
Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations.
A $16.3 million redundancy developed in 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $25.4 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $17.3 million of favorable development from the 2014 accident year, and $10.5 million of favorable development from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience for our shorter-tailed general casualty division for the 2014 accident year is below our initial expected ultimate loss ratios. The actuarial studies at December 31, 2015 also showed that the experience on our casualty business excluding our shorter-tailed general casualty business continued to be below our initial expected ultimate loss ratios driven by favorable 2015 calendar year emergence (45.4% calendar year loss ratio compared to our expected calendar year loss ratio of 48.1%). Favorable reserve development in the Specialty Admitted Insurance segment was $3.5 million, and primarily came from accident years 2011 through 2013, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $12.6 million of adverse development occured in the Casualty Reinsurance segment, with the majority of this adverse development coming from three reinsurance relationships from the 2011, 2012, and 2013 underwriting years that experienced higher loss development in 2015 than expected.
A $27.4 million redundancy developed in 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable reserve development included $27.3 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $7.9 million of favorable development from the 2011 accident year, $5.0 million of favorable development from the 2009 accident year, and $4.2 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies at December 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our mature casualty business continued to be below our initial expected ultimate loss ratios driven by favorable 2014 calendar year emergence (33.1% calendar year loss ratio compared to our expected calendar year loss ratio of 42.4%). Favorable reserve development in the Specialty Admitted Insurance segment was $5.9 million, and primarily came from accident years 2007 through 2012, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $5.7 million of adverse development occured in the Casualty Reinsurance segment, with the majority of this adverse development coming from one reinsurance contract from the 2011 underwriting year that experienced higher loss development in 2014 than expected.
A $37.5 million net redundancy developed during the year ended December 31, 2013 on the reserve for losses and loss adjustment expenses held at December 31, 2012. This favorable reserve development included $40.7 million of favorable development in the Excess and Surplus Lines segment, including $11.7 million of favorable development on casualty lines from the 2009 accident year, $7.5 million of favorable development from the 2007 accident year and $5.7 million of favorable development from the 2008 accident year. This favorable development occurred because our actuarial studies at December 31, 2013 for the Excess and Surplus Lines segment indicated that our loss experience on our mature casualty business continued to be below our initial expected ultimate loss ratios. The $40.7 million of favorable reserve development for the Excess and Surplus Lines segment was driven by favorable 2013 calendar year emergence (42.0% calendar year loss ratio compared to our expected calendar year loss ratio of 50.0%), significant favorable indications within the 2009 accident year (which had $11.8 million of favorable net reserve development in 2012), and the impact of adjustments to our actuarial assumptions that gave more weight to our own patterns and experience. In addition, we saw a significant reduction in defense and cost containment costs per closed claim in 2013, as a result of a concerted effort by our claims staff to manage costs and consolidate service providers. Favorable reserve development on direct business written in the Specialty Admitted Insurance segment was $1.4 million, including favorable development of  $1.3 million from the 2012 accident year. The reserve strengthening in the Specialty Admitted Insurance segment at December 31, 2012 was in recognition of inadequate premium rate levels in 2012, 2011, and 2010, which ultimately proved to be redundant in 2013. In addition, $4.7 million of adverse development occurred in the Casualty Reinsurance segment, with $1.0 million of adverse development on assumed crop business from the 2012 and 2011 accident years and $3.7 million of adverse development on other assumed business, primarily from the 2011 accident year. We terminated all assumed crop business at December 31, 2012. Of the $3.7 million of adverse development on non-crop-related assumed business, $3.5 million related to the 2011 and 2012 contracts with one cedent.

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
We consider a number of factors in assessing whether an impairment is other-than-temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available-for-sale fixed maturity securities in an unrealized loss position, and if it is “more likely than not” that we will be required to sell these securities before a recovery in fair value to their amortized cost or cost basis. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value. As a starting point for our evaluation, we compare the fair value of each available-for-sale security to its amortized cost or cost to identify any securities with a fair value less than cost or amortized cost. At December 31, 2014, the Company held two municipal bonds issued by the Commonwealth of Puerto Rico. These bonds are backed by future sales tax revenues in Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden, combined with the passage of new legislation that allows public corporations to defer or reduce payments on outstanding debt, heightened the risk of default on the bonds. We concluded that the bonds, which have been downgraded to below investment grade, were other-than-temporarily impaired, and we recognized impairment losses of  $1.4 million on these bonds for the year ended December 31, 2014. We recognized an additional $660,000 impairment loss on these bonds in 2015 before selling them during the second quarter of 2015. We concluded that none of the other fixed maturity securities in an unrealized loss position at December 31, 2015 had experienced an other-than temporary impairment. At December 31, 2015, all but three of our fixed maturity securities (with an aggregate unpaid principal balance of  $12.0 million) had a fair value greater than 80.0% of their cost or amortized cost. We concluded that these three fixed maturity securities were not other-than-temporarily impaired at December 31, 2015 based in part on the fact that they had never missed a scheduled principal or interest payment, and that they were rated investment grade by a nationally recognized statistical rating organization.
We also determined that a credit allowance was needed at December 31, 2015 and 2014 on two loans issued by companies that produce and supply power to Puerto Rico. Accordingly, we established credit allowances totaling $414,000 and $752,000 at December 31, 2015 and 2014, respectively.
We concluded that none of the equity securities in our portfolio at December 31, 2015 or 2014 had experienced an other-than-temporary impairment. We recognized an impairment loss of  $804,000 for the year ended December 31, 2013 on an equity security in our portfolio, as we had the intent to sell this security at December 31, 2013 and it was in an $804,000 unrealized loss position on that date.
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
During 2014 and 2015, we had a number of our bank loans to oil and gas companies in the energy sector. The market value of these loans declined significantly in 2015 in response to declining energy prices. We determined that a credit allowance of  $3.9 million was needed at December 31, 2015 on two of our bank loans to companies in the energy sector with oil and gas exposure. At December 31, 2015, our exposure to bank loans of oil and gas companies consisted of eight loans with a carrying value of  $15.8 million and a market value of  $11.7 million.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2015, there were bank loan participations with an unpaid principal balance of  $5.3 million and a carrying value of  $4.6 million for which external sources were unavailable to determine fair value. At December 31, 2014, there were bank loan participations with an unpaid principal balance of  $14.1 million and a carrying value of  $12.7 million for which external sources were unavailable to determine fair value.
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
Goodwill and Intangible Assets
At December 31, 2015, we have $181.8 million of goodwill and $39.5 million of net intangible assets on our consolidated balance sheet, primarily resulting from the acquisition of James River Group in December 2007.
The goodwill reported on the December 31, 2015 balance sheet is an asset of the Excess and Surplus Lines segment only. Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of the Company’s reporting units, including goodwill, may exceed their fair values. The Company first assesses qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. Only if management determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors would it be required to perform the quantitative goodwill impairment test. If management concludes that quantitative goodwill impairment testing is required, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions about the future levels of income as well as business trends, prospects, market and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to earnings. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s annual testing performed in the fourth quarters of 2015, 2014 and 2013 indicated that no impairment of goodwill had occurred.
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Intangible assets with indefinite useful lives are reviewed for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If the carrying value exceeds the fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings. During the fourth quarters of 2015, 2014 and 2013, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. There were no impairments recognized in 2015, 2014 or 2013. The relief from royalty method which we utilized in our evaluation of the value of our trademarks requires a number of assumptions including the projected gross written premium base against which the royalty savings rate is applied, the size of the royalty rate to be applied, the discount rate and the terminal value (if any) of the trademarks at the end of the projection period.
Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years include relationships with customers and brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company evaluates intangible assets with definite lives for impairment when impairment indicators are noted that indicate that the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were reviewed for impairment during the fourth quarters of 2015, 2014 and 2013. There were no impairments recognized in 2015, 2014 or 2013.
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
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2015, 2014 and 2013, these adjustments were immaterial.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include indentifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU No. 2015-02, but adoption is not expected to have a material effect on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU No. 2015-09 requires additional disclosures about short-duration contracts. The disclosures will focus on the liability for the reserves for losses and loss adjustment expenses. ASU No. 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU No. 2015-09 on its consolidated financial statements.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes our results for the years ended December 31, 2015 and 2014:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums	$572,194	$518,767	10.3%
Net retention(1)	82.3%	86.8%	—
Net written premiums	$471,032	$450,083	4.7%
Net earned premiums	$461,205	$396,212	16.4%
Losses and loss adjustment expenses	(279,016)	(237,368)	17.5%
Other operating expenses	(154,620)	(132,172)	17.0%
Underwriting profit(2), (3)	27,569	26,672	3.4%
Net investment income	44,835	43,005	4.3%
Net realized investment losses	(4,547)	(1,336)	240.3%
Other income	245	239	2.5%
Other expenses	(730)	(16,012)	(95.4)%
Interest expense	(6,999)	(6,347)	10.3%
Amortization of intangible assets	(597)	(597)	—
Income before taxes	59,776	45,624	31.0%
Income tax expense	(6,279)	(939)	568.7%
Net income	$53,497	$44,685	19.7%
Net operating income	$61,090	$58,424	4.6%
Ratios:
Loss ratio	60.5%	59.9%	—
Expense ratio	33.5%	33.4%	—
Combined ratio	94.0%	93.3%	—

(1)
Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)
See “— Reconciliation of Non-GAAP Measures” for further detail.

(3)
Underwriting profit includes fee income of  $4.5 million and $1.8 million for the year ended December 31, 2015 and 2014, respectively.

We had an underwriting profit of  $27.6 million for the year ended December 31, 2015. This compares to an underwriting profit of  $26.7 million for the prior year. On a consolidated basis, the Company recognized $16.3 million of net favorable reserve development for the year ended December 31, 2015 and $27.4 million of favorable reserve development for the year ended December 31, 2014.

The results of operations for the years ended December 31, 2015 and 2014 included certain non-recurring items that are significant to the operating results of the Company. These items (on a pre-tax basis) include:
•
The results of operations include $4.5 million of net realized investment losses for the year ended December 31, 2015 and $1.3 million of net realized investment losses for the year ended December 31, 2014. Net realized investment losses in 2015 were primarily from the sale of fixed maturity securities and bank loan participations. We sold fixed maturity securities and bank loan participations in 2015 to fund the $47.8 million dividends to our common shareholders in 2015. Also included in net realized investment losses in 2015 are $3.9 million of impairment losses on two bank loans to oil and gas companies in the energy sector whose market values had declined significantly in response to declining energy prices. Net realized investment losses in 2014 include $2.0 million of impairment losses related to our $10.3 million investment exposure to fixed maturity securities and bank loan participations issued by entities in the Commonwealth of Puerto Rico.

•
Other expenses for the year ended December 31, 2014 included $14.9 million of expenses associated with our initial public offering expenses including $2.8 million of legal fees, $2.0 million of audit and filing related fees, and $10.2 million associated with the conversion of awards under a previous equity incentive plan.

•
The results of operations for the years ended December 31, 2015 and 2014 also include $730,000 and $1.1 million, respectively, of other expenses. Other expenses for 2015 include $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 dividend, and a securities registration statement. Other expenses for 2014 include $183,000 of due diligence costs for various merger and acquisition activities which were not consummated. Other expenses for 2015 and 2014 include $276,000 and $299,000, respectively, of expenses associated with a related party leasing arrangement for a minority-interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes. Other expenses for 2015 and 2014 also include $170,000 and $600,000 of employee severance costs.

•
Interest expense for the years ended December 31, 2015 and 2014 includes $661,000 and $659,000, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us. See Note 1 to the Notes to the Audited Consolidated Financial Statements for additional information with respect to our minority interest.

We define net operating income as net income excluding certain non-operating expenses such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of a registration statement for our initial public offering, severance costs associated with terminated employees, and interest expense on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the years ended December 31, 2015 and 2014 reconcile to our net operating income as follows:
	Year Ended December 31,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$59,776	$53,497	$45,624	$44,685
Initial public offering costs	—	—	14,930	13,223
Net realized investment losses (gains)	4,547	4,090	1,336	(890)
Other expenses	730	574	1,082	977
Dividend withholding taxes	—	2,500	—	—
Interest expense on leased building the Company is deemed to own for accounting purposes	661	429	659	429
Net operating income	$65,714	$61,090	$63,631	$58,424

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2015 was 94.0%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. It included $16.3 million, or 3.5 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $25.4 million of favorable reserve development from the Excess and Surplus Lines segment and $3.5 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $12.6 million of adverse development from the Casualty Reinsurance segment.
Our combined ratio for the year ended December 31, 2014 was 93.3%. The combined ratio for the year ended December 31, 2014 included $27.4 million, or 6.9 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $27.3 million of favorable reserve development from the Excess and Surplus Lines segment and $5.9 million of favorable reserve development from the Specialty Admitted Insurance segment offset by $5.7 million of adverse development from the Casualty Reinsurance segment.
All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate level of statutory capital and surplus. Additionally, each of the Company’s U.S. domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio was 33.5% and 33.4% for the years ended December 31, 2015 and 2014, respectively. The expense ratio for 2015 reflects the 16.4% increase in our net earned premiums compared to the prior year without a proportional increase in other operating expenses, offset by the additional costs of being a publicly-traded company for a full year in 2015.
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
The following table summarizes the change in premium volume by component and business segment:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$308,717	$252,707	22.2%
Specialty Admitted Insurance	90,978	59,380	53.2%
Casualty Reinsurance	172,499	206,680	(16.5)%
	$572,194	$518,767	10.3%
Net written premiums:
Excess and Surplus Lines	$253,285	$208,124	21.7%
Specialty Admitted Insurance	44,917	36,228	24.0%
Casualty Reinsurance	172,830	205,731	(16.0)%
	$471,032	$450,083	4.7%
Net earned premiums:
Excess and Surplus Lines	$240,878	$195,786	23.0%
Specialty Admitted Insurance	42,206	28,449	48.4%
Casualty Reinsurance	178,121	171,977	3.6%
	$461,205	$396,212	16.4%

Our net premium retention by segment is as follows:
	Year Ended December 31,
	2015	2014
Excess and Surplus Lines	82.0%	82.4%
Specialty Admitted Insurance	49.4%	61.0%
Casualty Reinsurance	100.2%	99.5%
Total	82.3%	86.8%
For the Excess and Surplus Lines segment (which represents 54.0% of our gross written premiums for the year ended December 31, 2015), gross written premiums for the year ended December 31, 2015 increased 22.2% over the prior year. The average annual gross written premiums per policy decreased 21.8% over the prior year. However, policy submissions for new business were 3.1% higher for the year ended December 31, 2015 than the year ended December 31, 2014. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:
•
General Casualty division (representing 33.9% of this segment’s 2015 business) which increased $44.1 million (or 73.0%) over the prior year. Our commercial auto business was a component of this increase. Gross written premiums from our commercial auto business were $67.2 million for 2015 and $34.5 million in 2014.

•
Manufacturers and Contractors division (representing 25.4% of this segment’s 2015 business) which increased $6.3 million (or 8.7%) for the year ended December 31, 2015 over the prior year; and

•
Energy division (representing 9.9% of this segment’s 2015 business) which increased $1.6 million (or 5.7%) over the prior year.

For the Specialty Admitted Insurance segment (which represents 15.9% of our gross written premiums for the year ended December 31, 2015) during the year ended December 31, 2015, gross written premiums increased 53.2% compared to the prior year. Gross written premiums for 2015 included $55.0 million ($12.4 million on a net basis) from program and fronting business where there had been $29.3 million ($9.0 million on a net basis) of gross written premiums in 2014. We did not begin writing program and fronting business until the fourth quarter of 2013. We cede a significant portion of the specialty admitted program and fronting business to third-party reinsurers. As a result, neither our net written premiums nor level of assumed risk for this segment has increased at a rate which corresponds to the increase in our gross written premiums. Workers’ compensation gross written premiums also increased 19.4% for 2015 over 2014.
It is our policy to audit payroll for each expired workers’ compensation insurance policy in the Specialty Admitted Insurance segment to determine the difference between the original estimated payroll at the time the policy was written and the final actual payroll of the insured after the policy is completed. Audit premiums increased both written and earned premiums for the year ended December 31, 2015 by $1.6 million (in the prior year, audit premiums increased both written and earned premiums by $1.0 million). Additionally, gross written premiums for the years ended December 31, 2015 and 2014 included $1.9 million and $1.7 million, respectively, of assumed premiums from our allocation of the North Carolina involuntary workers’ compensation pool.
The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Workers’ compensation premiums	$32,464	$27,400	18.5%
Audit premiums on workers’ compensation policies	1,606	1,003	60.1%
Allocation of involuntary workers’ compensation pool	1,899	1,725	10.1%
Total workers’ compensation premium	35,969	30,128	19.4%
Specialty admitted program and fronting business	55,009	29,252	88.1%
Total	$90,978	$59,380	53.2%

For the Casualty Reinsurance segment (which represents 30.1% of our gross written premiums for the year ended December 31, 2015), gross written premiums decreased 16.5%, from $206.7 million for the year ended December 31, 2014 to $172.5 million for the year ended December 31, 2015. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.
The decrease in written premiums in 2015 from 2014 is primarily attributable to the very competitive environment for reinsurance. Despite the decrease in gross written and net written premiums for 2015, our net earned premiums (which tend to smooth out quarter-to-quarter variances) had a 3.6% increase over the prior year.
Net Retention
The net premium retention for the Company decreased from 86.8% to 82.3% for the years ended December 31, 2014 and 2015, respectively. The decrease in retention is due primarily to the Specialty Admitted Insurance segment, which saw a decline in its net premium retention from 61.0% for the year ended December 31, 2014 to 49.4% for the year ended December 31, 2015. The decrease is driven by the segment’s program and fronting business. Program and fronting business generally has a much lower net premium retention than our workers’ compensation business which we write on an admitted basis. For the year ended December 31, 2015, the net retention on the segment’s program and fronting business was 22.6%, while the net retention on the workers’ compensation business was 90.4%. This compares to net retention on the segment’s program and fronting of 30.7% and a retention of the workers’ compensation business of 90.5% for year ended December 31, 2014.

Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2015	2014
Excess and Surplus Lines	80.2%	82.1%
Specialty Admitted Insurance	97.5%	99.9%
Casualty Reinsurance	101.4%	99.6%
Total	94.0%	93.3%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,		% Change
	2015	2014
	($ in thousands)
Gross written premiums	$308,717	$252,707	22.2%
Net written premiums	$253,285	$208,124	21.7%
Net earned premiums	$240,878	$195,786	23.0%
Losses and loss adjustment expenses	(131,221)	(108,146)	21.3%
Underwriting expenses	(62,050)	(52,544)	18.1%
Underwriting profit(1), (2)	$47,607	$35,096	35.6%
Ratios:
Loss ratio	54.5%	55.2%	—
Expense ratio	25.8%	26.8%	—
Combined ratio	80.2%	82.1%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting results include fee income of  $3.2 million and $883,000 for the years ended December 31, 2015 and 2014, respectively.

Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2015 was 80.2%, comprised of a loss ratio of 54.5% and an expense ratio of 25.8%. The combined ratio for the year ended December 31, 2014 was 82.1%, comprised of a loss ratio of 55.2% and an expense ratio of 26.8%.
Loss Ratio.   The loss ratio of 54.5% for the year ended December 31, 2015 includes $25.4 million, or 10.6 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 55.2% for the year ended December 31, 2014 includes $27.3 million, or 13.9 percentage points, of net favorable development in our loss estimates for prior accident years. The significant favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends. Our actuarial studies indicated that our loss experience on our shorter-tailed general casualty business for the 2014 accident year is better than our initial expected ultimate loss ratios and that the loss experience on the remainder of our casualty business continued to be below our initial expected ultimate loss ratios.
Expense Ratio.   The expense ratio decreased from 26.8% in 2014 to 25.8% in 2015. The decrease in the expense ratio is primarily attributable to the increase in net earned premiums without a proportional increase in the total amount of operating expenses.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment increased 35.6%, from $35.1 million for the year ended December 31, 2014 to $47.6 million for the year ended December 31, 2015.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2015	2014
	($ in thousands)
Gross written premiums	$90,978	$59,380	53.2%
Net written premiums	$44,917	$36,228	24.0%
Net earned premiums	$42,206	$28,449	48.4%
Losses and loss adjustment expenses	(25,623)	(15,179)	68.8%
Underwriting expenses	(15,509)	(13,237)	17.2%
Underwriting profit(1), (2)	$1,074	$33	—
Ratios:
Loss ratio	60.7%	53.4%	—
Expense ratio	36.7%	46.5%	—
Combined ratio	97.5%	99.9%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting profit includes fee income of  $1.3 million and $873,000 for the years ended December 31, 2015 and 2014, respectively.

Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2015 was 97.5%, comprised of a loss ratio of 60.7% and an expense ratio of 36.7%. This compares to the combined ratio in the prior year of 99.9%, comprised of a loss ratio of 53.4% and an expense ratio of 46.5%.
Loss Ratio.   The loss ratio for the year ended December 31, 2015 of 60.7% included $3.5 million, or 8.4 percentage points of net favorable development on prior accident years. The loss ratio for the year ended December 31, 2014 of 53.4% included $5.9 million, or 20.6 percentage points, of net favorable development on prior accident years. The favorable development in both 2015 and 2014 reflects the fact that actual loss emergence of the workers’ compensation book for accident years 2012 and prior has been better than expected when we took actions to strengthen reserves for the book during the year ended December 31, 2012.
Expense Ratio.   The expense ratio of 36.7% for the year ended December 31, 2015 decreased from 46.5% in the prior year. The higher expense ratio in the prior year for this segment relates to infrastructure and personnel costs associated with the ramp up of this segment’s program and fronting business. The gross written premiums on this program and fronting business were $55.0 million and $29.3 million for the years ended December 31, 2015 and 2014, respectively. Many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums. We believe the expense ratio for this segment will continue to decline as this segment increases premium volume in its new businesses and territories during 2016 and in future periods.
Underwriting Profit.   As a result of the items discussed above, the underwriting profit improved from $33,000 for the year ended December 31, 2014 to $1.1 million for the year ended December 31, 2015.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:
	Year Ended December 31,		% Change
	2015	2014
	($ in thousands)
Gross written premiums	$172,499	$206,680	(16.5)%
Net written premiums	$172,830	$205,731	(16.0)%
Net earned premiums	$178,121	$171,977	3.6%
Losses and loss adjustment expenses	(122,172)	(114,043)	7.1%
Underwriting expenses	(58,507)	(57,267)	2.2%
Underwriting profit (loss)(1)	$(2,558)	$667	—
Ratios:
Loss ratio	68.6%	66.3%	—
Expense ratio	32.8%	33.3%	—
Combined ratio	101.4%	99.6%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
Combined Ratio.   The combined ratio of the Casualty Reinsurance segment for the year ended December 31, 2015 was 101.4%, comprised of a loss ratio of 68.6% and an expense ratio of 32.8%. This compares to the combined ratio in the prior year of 99.6%, comprised of a loss ratio of 66.3% and an expense ratio of 33.3%.
Loss Ratio.   The loss ratio for the year ended December 31, 2015 of 68.6% included $12.6 million, or 7.1 percentage points, of adverse reserve development in our loss estimates for prior accident years. The loss ratio for the year ended December 31, 2014 of 66.3% included $5.7 million, or 3.3 percentage points, of net adverse reserve development in our loss estimates for the prior accident years.
Expense Ratio.   The expense ratio of the Casualty Reinsurance segment decreased from 33.3% for the year ended December 31, 2014 to 32.8% for the year ended December 31, 2015, principally as a result of the higher loss ratios effect on our sliding scale commission expenses.
Underwriting Results.   As a result of the items discussed above, the underwriting loss for the Casualty Reinsurance segment for the year ended December 31, 2015 was $2.6 million compared to an underwriting profit of  $667,000 for the year ended December 31, 2014.
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

For the years ended December 31, 2015 and 2014, the total operating expenses of the Corporate and Other segment were $18.6 million and $9.1 million, respectively. The variance from the prior year principally relates to share-based compensation related expenses.
Investing Results
Net investment income was $44.8 million for the year ended December 31, 2015 compared to $43.0 million in the prior year. The increase in net investment income was primarily attributable to growth in our cash and invested assets. Cash and invested assets increased $40.1 million or 3.1% in 2015 (from $1,310.6 million at December 31, 2014 to $1,350.7 million at December 31, 2015) due to our profitability, a 4.7% increase in net written premiums, and our positive cash flows from operations. Dividend payments of $70.0 million on September 30, 2014 and $47.4 million in 2015 reduced our investable assets. Additionally, net investment income was affected by an increase in the approximate duration of our portfolio (from 3.1 years at December 31, 2014 to 3.5 years at December 31, 2015) and declining portfolio yields, which partially offset some of the increase associated with the higher asset base.
Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2015	2014
	(in thousands)
Fixed maturity securities	$24,178	$22,861
Bank loan participations	13,432	13,809
Equity securities	4,444	4,103
Other invested assets	5,947	5,690
Cash, cash equivalents, and short-term investments	672	116
Trading losses	(9)	(32)
Gross investment income	48,664	46,547
Investment expense	(3,829)	(3,542)
Net investment income	$44,835	$43,005

The following table summarizes our investment returns:
	Year Ended December 31,
	2015	2014
Annualized gross investment yield on:
Average cash and invested assets	3.7%	3.7%
Average fixed maturity securities	3.4%	3.5%
Annualized tax equivalent yield on:
Average fixed maturity securities	3.5%	3.6%
Of our total cash and invested assets of  $1,350.7 million at December 31, 2015, $106.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $973.8 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $191.7 million of bank loan participations, $54.5 million of other invested assets, $19.3 million of short-term investments, and $5.0 million of fixed maturity securities classified as trading and held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our consolidated income statement.
The $191.7 million of bank loan participations are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of  $4.3 million. The allowance for credit losses at December 31, 2015 was primarily related to two Puerto Rico loans and two energy sector loans (the allowance for credit losses was $752,000 at December 31, 2014 and was related to two Puerto Rico loans). Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are generally rated “BB,” “B,” or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2015 and 2014, the fair market value of these securities was $180.1 million and $231.3 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs managed by an affiliate of the Company’s largest shareholder, the D.E. Shaw Affiliates, generated investment income of  $3.9 million and $5.2 million for the years ended December 31, 2015 and 2014, respectively. These investments had a carrying value of  $26.0 million at December 31, 2015. Investments in bridge loans for renewable energy projects, primarily with affiliates of D.E. Shaw, had investment income of  $3.1 million for the year ended December 31, 2015 compared to none in 2014. During 2015, the Company invested a total of  $36.3 million in these notes and received maturities and repayments totaling $30.8 million. The Company has invested in several limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Losses from these partnerships were $1.5 million and $128,000 for the years ended December 31, 2015 and 2014, respectively. Together, these limited partnerships had a carrying value of  $17.5 million at December 31, 2015. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company affiliated with the Chairman and Chief Executive Officer of the Company. Interest income from the notes was $343,000 for the years ended December 31, 2015 and 2014.
Market values of energy sector holdings were negatively impacted in 2015 by declining oil and gas prices. Net realized investment losses of  $4.5 million for the year ended December 31, 2015 were principally related to impairments of two energy loans totaling $3.9 million and $3.6 million of net realized losses on sales of bank loans, mostly in the energy sector. Sales of fixed maturities and equities, a portion of which were used to fund the special dividend in the fourth quarter, generated net realized gains of  $2.0 million and $1.0 million, respectively, offsetting some of the energy sector losses. For the year ended December 31, 2014, we recognized net realized investment losses of  $1.3 million. The realized losses included $2.0 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. The Company previously held two municipal bonds issued by the Commonwealth of Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired, at June 30, 2014. The Company recognized impairment losses of $660,000 and $1.4 million on these bonds for the years ended December 31, 2015, and 2014, respectively. The bonds were sold during the second quarter of 2015 and a net realized gain of  $22,000 was recognized on the sales.
The Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of  $752,000. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of  $3.9 million at December 31, 2015 and unpaid principal of  $4.6 million.

During 2014 and 2015 we had a number of the Company’s bank loans to oil and gas companies in the energy sector. The market values of these loans have declined significantly in response to declining energy prices. In total, the Company had eight loans to oil and gas companies in the energy sector with a carrying value of  $15.8 million and a market value of  $11.7 million at December 31, 2015. Management concluded that two of these loans were impaired as of December 31, 2015, and accordingly, an allowance for credit losses of  $3.9 million was established on the loans. After recording this impairment, the loans had a carrying value of  $1.7 million at December 31, 2015 and unpaid principal of  $5.8 million. Management also concluded that one non-energy sector loan held at December 31, 2015 should be considered impaired and an allowance for credit losses of  $34,000 was established on the loan. After recording this impairment, the loan had a carrying value of  $689,000 at December 31, 2015 and unpaid principal of  $722,000. There was no allowance for credit losses on these loans at December 31, 2014.
At December 31, 2015, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of  $6.5 million representing 0.7% of the cost or amortized cost of the portfolio. Additionally, at December 31, 2015, 86.6% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at December 31, 2015 had an aggregate fair value of  $9.4 million and an aggregate net unrealized loss of  $5.2 million.
The amortized cost and fair value of our investments in available-for-sale securities were as follows:
	December 31, 2015			December 31, 2014
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$95,864	$103,457	10.6%	$90,715	$99,046	12.0%
Residential mortgage-backed	137,308	136,887	14.1%	113,997	115,249	14.0%
Corporate	368,961	363,168	37.3%	261,574	267,882	32.5%
Commercial mortgage and asset-backed	130,231	130,696	13.4%	111,056	113,341	13.7%
Obligations of U.S. government corporations and agencies	89,734	90,163	9.3%	100,376	101,275	12.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	73,255	7.5%	58,173	58,269	7.1%
Redeemable preferred stock	2,025	2,034	0.2%	2,025	1,901	0.2%
Total	897,445	899,660	92.4%	737,916	756,963	91.8%
Equity securities:
Preferred stock	50,631	54,092	5.5%	45,149	49,601	6.0%
Common stock	19,199	20,019	2.1%	19,199	18,304	2.2%
Total	69,830	74,111	7.6%	64,348	67,905	8.2%
Total investments	$967,275	$973,771	100.0%	$802,264	$824,868	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of December 31, 2015:
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$128,517	14.2%
AA	411,698	45.5
A	242,932	26.9
BBB	112,205	12.4
BB	4,650	0.5
Below BB and unrated	4,704	0.5
Total	$904,706	100.0%

At December 31, 2015, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of  $363.2 million. A summary of these securities by industry segment is shown below as of December 31, 2015:
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$243,467	67.0%
Financial	62,485	17.2
Utilities	57,216	15.8
Total	$363,168	100.0%

Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds is shown below as of December 31, 2015:
Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$335,151	92.3%
Privately placed	28,017	7.7
Total	$363,168	100.0%

In addition to the $973.8 million of available-for-sale securities, the Company holds $191.7 million of bank loan participations, $5.0 million of fixed maturity securities classified as trading (which are held at our U.S. holding company), $19.3 million of short-term investments, and other invested assets of $54.5 million for a total invested asset balance at December 31, 2015 of  $1,244.3 million.
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:
	December 31, 2015
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$86,769	$87,096	9.7%
After one year through five years	289,078	286,135	31.8%
After five years through ten years	115,835	115,459	12.8%
After ten years	136,199	141,353	15.7%
	627,881	630,043	70.0%
Residential mortgage-backed	137,308	136,887	15.2%
Commercial mortgage and asset-backed	130,231	130,696	14.5%
Redeemable preferred stock	2,025	2,034	0.3%
Total	$897,445	$899,660	100.0%

At December 31, 2015, the Company had no investments in securitizations of alternative-A mortgages, sub-prime mortgages, or collateralized debt obligations.
Other Expenses
Other expenses for the years ended December 31, 2015 and 2014 were $730,000 and $16.0 million, respectively. In 2015, these expenses include $170,000 of severance expenses, $276,000 of expenses associated with a minority interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 dividend, and a securities registration statement. In 2014, other expenses included $14.9 million of expenses associated with our initial public offering, $600,000 of employee severance costs, $183,000 of due diligence expenses related to an acquisition that was not consummated, and $299,000 of expenses associated with a related party leasing agreement where we were deemed to be the owner for accounting purposes.

Interest Expense
Interest expense was $7.0 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively. See “— Liquidity and Capital Resources — Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.
Amortization of Intangibles
The Company recorded $597,000 of amortization of intangibles for each of the years ended December 31, 2015 and 2014, respectively.
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
The Company completed its impairment tests and fair value analyses for goodwill and other intangible assets during the fourth quarter. No impairment was present for the years ended December 31, 2015 or 2014.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, our U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 10.6% and 12.0% of our available-for-sale securities at December 31, 2015 and 2014, respectively), dividends received income, and tax credits on certain renewable energy investments. Income taxes for 2015 included $2.5 million of U.S. withholding taxes on an intercompany dividend paid from the U.S. holding company to our U.K. intermediate holding company. For the years ended December 31, 2015 and 2014, our effective tax rate was 10.5% and 2.1%, respectively. Our 2014 effective tax rate was reduced by certain energy tax credits received on some of our equity investments in companies involved in the production of alternative energy (included in “Other Invested Assets” in our Consolidated Balance Sheets).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes our results for the years ended December 31, 2014 and 2013:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$518,767	$368,518	40.8%
Net retention(1)	86.8%	88.2%	—
Net written premiums	$450,083	$325,166	38.4%
Net earned premiums	$396,212	$328,078	20.8%
Losses and loss adjustment expenses	(237,368)	(184,486)	28.7%
Other operating expenses	(132,172)	(114,804)	15.1%
Underwriting profit(2)	26,672	28,788	(7.4)%
Net investment income	43,005	45,373	(5.2)%
Net realized investment (losses) gains	(1,336)	12,619	—
Other income	239	222	7.7%
Other expenses	(16,012)	(677)	—
Interest expense	(6,347)	(6,777)	(6.3)%
Amortization of intangible assets	(597)	(2,470)	(75.8)%
Income before taxes	45,624	77,078	(40.8)%
Income tax expense	(939)	(9,741)	(90.4)%
Net income	$44,685	$67,337	(33.6)%
Net operating income	$58,424	$58,918	(0.8)%
Ratios:
Loss ratio	59.9%	56.2%	—
Expense ratio	33.4%	35.0%	—
Combined ratio	93.3%	91.2%	—

(1)
Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)
See “— Reconciliation of Non-GAAP Measures” for further detail.

(3)
Underwriting profit for the year ended December 31, 2014 includes $1.8 million of fee income.

We had an underwriting profit of  $26.7 million for the year ended December 31, 2014. This compares to an underwriting profit of  $28.8 million for the prior year. On a consolidated basis, the Company recognized $27.4 million of net favorable reserve development for the year ended December 31, 2014 and $37.5 million of favorable reserve development for the year ended December 31, 2013.
The results of operations for the years ended December 31, 2014 and 2013 included certain non-recurring items that are significant to the operating results of the Company. These items (on a pre-tax basis) include:
•
The results of operations include $1.3 million of net realized investment losses for the year ended December 31, 2014 and $12.6 million of net realized investment gains for the year ended December 31, 2013. Net realized investment losses in 2014 include $2.0 million of impairment losses related to our investment exposure to fixed maturity securities and bank loan participations issued by entities in the Commonwealth of Puerto Rico. Net realized investment losses in 2013 were primarily from the sale of fixed maturity securities and bank loan participations. We sold securities in 2013 to fund the $110.8 million repurchase of our common shares and to shorten the duration of our portfolio to reduce our exposure to interest rate risk.

•
Other expenses for the year ended December 31, 2014 included $14.9 million of expenses associated with our initial public offering expenses including $2.8 million of legal fees, $2.0 million of audit and filing related fees, and $10.2 million associated with the conversion of awards under a previous equity incentive plan.

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

Our income before taxes and net income for the years ended December 31, 2014 and 2013 reconcile to our net operating income as follows:
	Year Ended December 31,
	2014		2013
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$45,624	$44,685	$77,078	$67,337
Initial public offering costs	14,930	13,223	—	—
Net realized investment (gains) losses	1,336	(890)	(12,619)	(9,427)
Other expenses	1,082	977	677	577
Interest expense on leased building the Company is deemed to own for accounting purposes	659	429	663	431
Net operating income	$63,631	$58,424	$65,799	$58,918

Our combined ratio for the year ended December 31, 2014 was 93.3%. It included $27.4 million, or 6.9 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $27.3 million of favorable reserve development from the Excess and Surplus Lines segment and $5.9 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $5.7 million of adverse development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio was 33.4% and 35.0% for the years ended December 31, 2014 and 2013, respectively. The reduction in the expense ratio for 2014 from the prior year is primarily attributable to the 20.8% increase in our net earned premiums compared to the prior year without a proportional increase in other operating expenses.

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
Audit premiums increased both written and earned premiums for the year ended December 31, 2014 by $1.0 million (in the prior year, audit premiums increased both written and earned premiums by $517,000). Additionally, gross written premiums for the years ended December 31, 2014 and 2013 included $1.7 million and $1.4 million, respectively, of assumed premiums from our allocation of the North Carolina involuntary workers’ compensation pool.
The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Workers’ compensation premiums	$27,400	$18,130	51.1%
Audit premiums on workers’ compensation policies	1,003	517	94.0%
Allocation of involuntary workers’ compensation pool	1,725	1,381	24.9%
Total workers’ compensation premium	30,128	20,028	50.4%
Specialty admitted program and fronting business	29,252	566	—
Total	$59,380	$20,594	188.3%

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

Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2014	2013
Excess and Surplus Lines	82.1%	69.3%
Specialty Admitted Insurance	99.9%	121.6%
Casualty Reinsurance	99.6%	101.5%
Total	93.3%	91.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$252,707	$192,394	31.3%
Net written premiums	$208,124	$155,064	34.2%
Net earned premiums	$195,786	$141,826	38.0%
Losses and loss adjustment expenses	(108,146)	(57,250)	88.9%
Underwriting expenses	(52,544)	(41,053)	28.0%
Underwriting profit(1)	$35,096	$43,523	(19.4)%
Ratios:
Loss ratio	55.2%	40.4%	—
Expense ratio	26.8%	28.9%	—
Combined ratio	82.1%	69.3%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting profit for the year ended December 31, 2014 includes fee income of  $833,000.

Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2014 was 82.1%, comprised of a loss ratio of 55.2% and an expense ratio of 26.8%. The combined ratio for the year ended December 31, 2013 was 69.3%, comprised of a loss ratio of 40.4% and an expense ratio of 28.9%.
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
Expense Ratio.   The expense ratio decreased from 28.9% in 2013 to 26.8% in 2014. The decrease in the expense ratio is primarily attributable to the increase in net earned premiums without a proportional increase in the total amount of operating expenses.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment decreased 19.4%, from $43.5 million for the year ended December 31, 2013 to $35.1 million for the year ended December 31, 2014.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,		% Change
	2014	2013
	($ in thousands)
Gross written premiums	$59,380	$20,594	188.3%
Net written premiums	$36,228	$18,169	99.4%
Net earned premiums	$28,449	$17,908	58.9%
Losses and loss adjustment expenses	(15,179)	(12,066)	25.8%
Underwriting expenses	(13,237)	(9,710)	36.3%
Underwriting profit (loss)(1)	$33	$(3,868)	—
Ratios:
Loss ratio	53.4%	67.4%	—
Expense ratio	46.5%	54.2%	—
Combined ratio	99.9%	121.6%	—

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting results for the year ended December 31, 2014 include fee income of  $873,000.

Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2014 was 99.9%, comprised of a loss ratio of 53.4% and an expense ratio of 46.5%. This compares to the combined ratio in the prior year of 121.6%, comprised of a loss ratio of 67.4% and an expense ratio of 54.2%. The substantial improvement in the loss ratio for the year ended December 31, 2014 reflects a significant increase in premium rates, more selectivity in accounts and classes of business we underwrite, and the effects of a ground-up review of our agency network — all of which began in the third quarter of 2012.
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
Underwriting Results.   As a result of the items discussed above, the underwriting results for the Casualty Reinsurance segment improved from an underwriting loss of  $2.6 million for the year ended December 31, 2013 to an underwriting profit of  $667,000 for the year ended December 31, 2014.
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
For the years ended December 31, 2014 and 2013, the total operating expenses of the Corporate and Other segment were $9.1 million and $8.3 million, respectively. The variance from the prior year principally relates to share-based compensation related expenses.
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

For the year ended December 31, 2014, we recognized net realized investment losses of  $1.3 million. The realized losses included $2.0 million in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. For the year ended December 31, 2013, we recognized net realized investment gains of  $12.6 million principally from the sale of fixed maturity securities and bank loan participations. We sold securities in 2013 to fund the $110.8 million repurchase of our common shares and to shorten the duration of our portfolio to reduce our exposure to interest rate risk.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review, the Company wrote down two municipal bonds issued by Puerto Rico that were other than temporarily impaired at June 30, 2014. Puerto Rico’s weak economic conditions and heavy debt burden, combined with the passage of new legislation that allows public corporations to defer or reduce payments on outstanding debt, has heightened the risk of default on these bonds. The Company recognized impairment losses of  $1.4 million on the bonds for the year ended December 31, 2014. The impaired securities have a carrying value of  $3.4 million and a fair value of  $3.2 million at December 31, 2014 after the impairment noted above. We determined that the securities had not experienced an other than temporary impairment at December 31, 2014, as we deemed the small decline in value since June 30, 2014 to be temporary.
At December 31, 2014, the Company holds participations in two loans issued by companies that produce and sell electricity subject to power purchase agreements with PREPA. PREPA is a public corporation and governmental agency of the Commonwealth of Puerto Rico. To date, the loans are current with respect to contractual payments of principal and interest. However, PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about the Company’s continuing ability to collect amounts owed by PREPA in order to continue to make full and timely payments on the debt obligations held by the Company. PREPA has been downgraded by Moody’s to “Caa2” and by S&P to “B-.” PREPA’s debt has recently traded at a significant discount to par with very high yields. Additionally, Puerto Rico passed legislation that would allow PREPA to restructure and potentially default on its debt. It is unclear how the power contracts would be treated under a PREPA restructuring. Management concluded that the loans were impaired and recorded losses of  $607,000 to establish an allowance for credit losses on the loans. The impaired loans have a carrying value of  $7.1 million at December 31, 2014 and unpaid principal of  $8.4 million.
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
Other Expenses
Other expenses for the years ended December 31, 2014 and 2013 were $16.0 million and $677,000, respectively. In 2014, other expenses included $14.9 million of expenses associated with our initial public offering, $600,000 of employee severance costs, $183,000 of due diligence expenses related to an acquisition that was not consummated, and $299,000 of expenses associated with a minority interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes. In 2013, these expenses include $392,000 of due diligence expenses related to an acquisition that was not consummated and $285,000 of expenses associated with our minority interest in the real estate limited partnership.
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
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, our U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 12.0% and 10.4% of our available-for-sale securities at December 31, 2014 and 2013, respectively), dividends received income, and tax credits on certain renewable energy investments. For the years ended December 31, 2014 and 2013, our U.S. federal income tax provision was 2.1% and 12.6%, respectively, of income before taxes. The lower effective tax rate in 2014 reflects lower U.S. pre-tax income in 2014 resulting from initial public offering costs associated with the conversion of a previous equity plan, the majority of which related to U.S. domiciled employees. In addition, our 2014 effective tax rate was reduced by certain energy tax credits received on some of our equity investments in companies involved in the production of alternative energy (included in “Other Invested Assets” in our Consolidated Balance Sheets).
Liquidity and Capital Resources
Sources and Uses of Funds
We are organized as a Bermuda holding company with our operations conducted by our wholly-owned subsidiaries. Accordingly, our holding company may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our subsidiaries and/or other transactions. Our U.S. holding company may receive cash in a similar manner and also through payments from our subsidiaries pursuant to our U.S. consolidated tax allocation agreement.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1 — U.S. Insurance Regulation — State Regulation” for additional information. Pursuant to Bermuda regulations, the maximum amount of dividend and return of capital available to be paid by a reinsurer is determined pursuant to a formula. See Item 1 “Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for additional information. Under this formula, the maximum amount of dividends and return on capital available to us from JRG Re in 2016 is calculated to be approximately $89.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which we believe may decrease this available dividend amount. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2016 without regulatory approval is $19.8 million.
At December 31, 2015, our Bermuda holding company had $2.0 million of cash and cash equivalent assets. At December 31, 2014, our Bermuda holding company had $623,000 of cash and invested assets. At December 31, 2015, our U.S. holding company had $66.0 million of cash and invested assets, comprised of cash and cash equivalents of  $7.1 million, fixed maturity securities of  $5.0 million, $8.4 million of equity securities, other invested assets of  $32.7 million, and short-term investments of  $12.8 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets at December 31, 2015 and cash of less than one thousand dollars. At December 31, 2014, our U.S. holding company had $73.2 million of cash and invested assets, comprised of cash and cash equivalents of $23.7 million, fixed maturity securities of  $7.4 million, $6.5 million of equity securities, $33.6 million of other invested assets, and short-term investments of  $1.9 million, all of which are not subject to regulatory restrictions. Payments of dividends from our U.S. holding company to the Company through our U.K. intermediate holding company are currently subject to a 5% withholding tax.
Our net written premiums to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. Our net written premiums to surplus ratio was 0.8x, 0.8x, and 0.6x for the years ended December 31, 2015, 2014, and 2013, respectively.
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
On June 5, 2013, we closed on a three-year $125.0 million senior revolving credit facility which matures on June 5, 2016. The Company and JRG Re are the borrowers on the senior revolving credit facility. The senior revolving credit facility was initially comprised of:
•
A $62.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities.

•
A $62.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin, which is subject to change depending upon our total outstanding debt to capitalization.

On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. On May 20, 2015, under a provision of the credit agreement, we requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to a total capacity of  $102.5 million. At December 31, 2015, the Company had $35.1 million of letters of credit issued under the $102.5 million secured facility and a drawn balance of  $73.3 million outstanding on the $112.5 million unsecured facility.

We closed on a second amendment to the senior revolving credit facility that was effective December 15, 2015, which, among other things, accommodated our organization and capitalization of an intermediate holding company in the United Kingdom. Additionally, we closed on a third amendment to the senior revolving credit facility that was effective December 30, 2015, which adjusted certain financial covenants. In connection with the December 15, 2015 amendment, the intermediate holding company entered into a payment guaranty of our obligations under the senior revolving credit facility.
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company was in compliance at December 31, 2015.
In 2015, we declared $47.8 million of dividends payable to our shareholders. These dividends (and the related $2.5 million of U.S. dividend withholding tax) were funded with a $47.5 million dividend received through our U.K. intermediate holding company and a $4.8 million dividend received from JRG Re.
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
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2015 (including the Company’s repurchase of a portion of these Trust Preferred Securities described herein):
	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of trust preferred securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619	$55,670	$30,928
Carrying amount of junior subordinated debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	Three-Month LIBOR plus 3.1%	Three-Month LIBOR plus 4.0%
All of the junior subordinated debt is redeemable at 100.0% of the unpaid principal amount at our option.
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2015. All of these securities are currently redeemable at par.
At December 31, 2015 and December 31, 2014, the ratio of total debt outstanding to total capitalization (defined as total debt plus total shareholders’ equity) was 22.0% and 21.9%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2015, 2014 and 2013, our net retention was 82.3%, 86.8% and 88.2%, respectively.
For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty, Sports and Entertainment, and Small Business. These underwriting divisions comprise 62.4% of the Excess and Surplus Lines segment’s gross written premiums for the year ended December 31, 2015.
The following is a summary of our ceded reinsurance in place as of December 31, 2015:
Line of Business	Company Retention
Casualty
Primary Specialty Casualty	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible
Excess Casualty	Up to $1.0 million per occurrence(1)
Professional Liability	Up to $1.0 million per occurrence(2)
Property	Up to $5.0 million per event(3)

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

In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty that was effective July 1, 2015 and was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below.
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
In our Excess and Surplus Lines segment, we write a small book of excess property insurance but we do not write primary property insurance. We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon our modeling, a $45.0 million gross catastrophe loss would exceed our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $8.1 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
Our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives. This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:
•
purchases quota share reinsurance for 50% of the first $600,000 for workers’ compensation program business;

•
purchases individual risk workers’ compensation excess of loss coverage for $400,000 in excess of $600,000, $4.0 million in excess of  $1.0 million, $5.0 million in excess of  $5.0 million, $10.0 million in excess of  $10.0 million with a maximum on any one life of  $12.0 million, and $10.0 million in excess of  $20.0 million with a maximum on any one life of  $10.0 million;

•
purchases property catastrophe reinsurance for $4.0 million in excess of $1.0 million to manage its incidental property exposure to an approximate 1,000 year PML; and

•
purchases program specific quota share reinsurance between 50.0% and 100.0% of the primary risk layer and up to 100.0% of the excess layer.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.
In the aggregate, we believe our pre-tax group-wide PML from a 1000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.
Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2015 and 2014, there was no allowance for such uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of  “A-” (Excellent) or better.
At December 31, 2015, we had reinsurance recoverables on unpaid losses of  $131.8 million and reinsurance recoverables on paid losses of  $11.3 million. At December 31, 2014, we had reinsurance recoverables on unpaid losses of  $127.3 million and reinsurance recoverables on paid losses of  $1.7 million. All material reinsurance recoverable amounts are from companies with A.M. Best ratings of  “A-” or better, or collateral has been posted by the reinsurer for our benefit.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2015:
Reinsurer	Reinsurance Recoverable as of December 31, 2015	A.M. Best Rating December 31, 2015
	(in thousands)
Berkley Insurance Company	$33,559	A+
Swiss Reinsurance America Corporation	26,579	A+
Madison Insurance Company	15,261	Unrated(1)
Mountain States Insurance Company	9,943	B++
Pacific Valley Insurance Company	8,085	Unrated(1)
QBE Reinsurance Corporation	6,501	A
Lloyds Syndicate Number 4472	3,750	A
Lloyds Syndicate Number 2003	3,600	A
Munich Reinsurance America	3,428	A+
Safety National Casualty	3,254	A+
Top 10 Total	113,960
Other	17,828
Total	$131,788

(1)
These reinsurers are unrated. All material reinsurance recoverable amounts from these reinsurers are collateralized.

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
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$116,391	$130,393	$105,638
Investing activities	(34,163)	(174,877)	46,755
Financing activities	(49,205)	(40,737)	(89,583)
Change in cash and cash equivalents	$33,023	$(85,221)	$62,810

Cash used in investing activities in 2015 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities. Cash and cash equivalents comprised 7.9% of total cash and invested assets at December 31, 2015. Cash used in financing activities in 2015 is primarily due to the $47.4 million of dividends to shareholders in 2015. These dividends (and the related $2.5 million of U.S. dividend withholding taxes) were funded with a $47.5 million dividend received through our U.K. intermediate holding company and a $4.8 million dividend received from JRG Re.
Cash used in investing activities in 2014 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 5.6% of total cash and invested assets at December 31, 2014. Net cash used in financing activities in 2014 is a result of the $70.0 million dividend to shareholders in 2014. A portion of this dividend was funded by additional borrowings on our unsecured revolving credit facility of  $20.0 million. In addition, we drew down an additional $10.0 million on our unsecured revolving credit facility in December 2014 to provide additional operating flexibility at the Bermuda holding company.
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
Equity Awards
For the years ended December 31, 2015, 2014 and 2013, the Company recognized $3.7 million, $589,000 and $647,000, respectively, of share-based compensation expense. The amount of unrecognized share-based compensation expense to be recognized over the remaining weighted-average service period of 2.4 years at December 31, 2015 is $7.5 million. In 2015, 1,047,500 options were exercised at a weighted average exercise price of  $15.66 per share. There were no option exercises during the years ended December 31, 2014 or 2013. The Company granted 10,627 non-qualified share options at an exercise price of  $24.32 per option during 2015. The Company granted 993,518 non-qualified share options in conjunction with its initial public offering during December 2014, each with an exercise price of  $21.00 per option. The Company also granted 340,474 restricted stock units (“RSUs”) in December 2014. The RSUs vest over one to five years. The Company granted 50,000 non-qualified share options during the year ended December 31, 2013 at exercise prices ranging from $15.65 to $18.01 per option. In addition, 55,000 and 171,250 fully vested options with exercise prices of  $15.65 lapsed or were forfeited during 2014 and 2013, respectively.
Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2015:
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$785,322	$225,758	$265,568	$62,436	$231,560
Long-term debt:
Senior debt	88,300	—	—	73,300	15,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	29,545	3,355	6,703	6,211	13,276
Interest on debt obligations	105,595	6,793	13,549	10,642	74,611
Financing obligations	28,573	750	1,217	—	—
Total	$1,141,390	$236,656	$287,037	$152,589	$438,502

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

Financing obligations represent obligations for a build-to-suit lease relating to an investment by the Company for a minority interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes. At the termination of the lease, no payment will be required for the Company to settle the obligation. Instead, the Company will surrender the building that is the subject of the lease at lease termination.
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2015 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2015 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
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
The following table reconciles the underwriting profit (loss) by individual segment and of the Company as a whole to consolidated income before U.S. federal income taxes for the years ended December 31, 2015, 2014 and 2013.
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$47,607	$35,096	$43,523
Specialty Admitted Insurance	1,074	33	(3,868)
Casualty Reinsurance	(2,558)	667	(2,560)
Total underwriting profit (loss) of the operating segments	46,123	35,796	37,095
Other operating expenses of the Corporate and Other segment	(18,554)	(9,124)	(8,307)
Underwriting profit(1)	27,569	26,672	28,788
Net investment income	44,835	43,005	45,373
Net realized investment (losses) gains	(4,547)	(1,336)	12,619
Other income	245	239	222
Other expenses	(730)	(16,012)	(677)
Interest expense	(6,999)	(6,347)	(6,777)
Amortization of intangible assets	(597)	(597)	(2,470)
Income before taxes	$59,776	$45,624	$77,078

(1)
Underwriting profit includes fee income of  $4.5 million, $1.8 million, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Reconciliation of Net Operating Income
We define net operating income as net income excluding certain non-operating expenses such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, and interest expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.
Our income before taxes and net income for the years ended December 31, 2015, 2014 and 2013 reconcile to our net operating income as follows:
	Year Ended December 31,
	2015		2014		2013
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$59,776	$53,497	$45,624	$44,685	$77,078	$67,337
Net realized investment losses (gains)	4,547	4,090	1,336	(890)	(12,619)	(9,427)
Initial Public Offering costs	—	—	14,930	13,223	—	—
Other expenses	730	574	1,082	977	677	577
Dividend withholding taxes	—	2,500	—	—	—	—
Interest expense on leased building the Company is deemed to own for accounting purposes	661	429	659	429	663	431
Impairment of intangible assets	—	—	—	—	—	—
Net operating income	$65,714	$61,090	$63,631	$58,424	$65,799	$58,918

Return on Tangible Equity
One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. For the twelve months ended December 31, 2015 our tangible equity decreased 1.3% from $466.0 million at December 31, 2014 to $459.7 million at December 31, 2015. Absent the $47.8 million in dividends to shareholders in 2015, our tangible book value grew 8.9% for the year. Using a five quarter average methodology to determine our average shareholders’ equity, our operating return on tangible shareholders’ equity was 13.0% for the year ended December 31, 2015 and 12.2% for the year ended December 31, 2014.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2015, 2014 and 2013:
	As of December 31,
	2015	2014	2013
	(in thousands)
Shareholders’ equity	$681,038	$687,921	$701,490
Less:
Goodwill	181,831	181,831	181,831
Intangible assets	39,528	40,125	40,722
Tangible equity	$459,679	$465,965	$478,937

Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have material exposure to foreign currency exchange rate risk or commodity risk.
Interest Rate Risk
Our fixed maturity and preferred stock investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 3.5 years at December 31, 2015 and fixed maturity securities in the portfolio have an average rating by at least one nationally recognized rating organization of  “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
We work to manage the impact of interest rate fluctuations on our fixed maturity and preferred stock portfolio. The effective duration is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines that set targets for average duration and maturity.
Our investment manager employs a model to estimate the effect of interest rate risk on the fair values of our fixed maturity and preferred stock securities and our bank loan participations. Our bank loan participations are primarily floating-rate debt, so their fair values are less sensitive to changes in interest rates than our fixed maturity and preferred stock securities. The model estimates the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair values of borrowings are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2015. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2015
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$958,798	200 bp decrease	$1,030,708	7.5%
		100 bp decrease	998,876	4.2%
		100 bp increase	916,611	(4.4)%
		200 bp increase	876,533	(8.6)%
Bank Loan Participations	$180,086	200 bp decrease	$185,921	3.2%
		100 bp decrease	182,931	1.6%
		100 bp increase	178,933	(0.6)%
		200 bp increase	178,609	(0.8)%
Liabilities	$164,133	200 bp decrease	$159,188	(3.0)%
		100 bp decrease	161,819	(1.4)%
		100 bp increase	166,181	1.2%
		200 bp increase	167,996	2.4%
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
At December 31, 2015, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2015. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 34.1% (1995) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2015
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$74,111	35% increase	$100,050
		35% decrease	48,172

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm and our Consolidated Financial Statements and required Financial Statement Schedules are filed pursuant to this Item 8 and are included later in this report. See Index to Financial Statements and Schedules on page F-1.
Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
Item 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart our Business Startups Act, or Jobs Act, for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III
Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.
EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See “Index to Financial Statements and Schedules” on Page F-1.
(3) Exhibits
See “Exhibit Index” on Page 124.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ J. Adam Abram J. Adam Abram Chief Executive Officer and Chairman	March 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE
/s/ J. Adam Abram J. Adam Abram	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2016
/s/ Robert P. Myron Robert P. Myron	President, Chief Operating Officer and Director	March 10, 2016
/s/ Gregg T. Davis Gregg T. Davis	Chief Financial Officer (Principal Financial Officer)	March 10, 2016
/s/ Michael E. Crow Michael E. Crow	Principal Accounting Officer	March 10, 2016
/s/ Bryan Martin Bryan Martin	Director	March 10, 2016
/s/ Jerry R. Masters Jerry R. Masters	Director	March 10, 2016
/s/ Michael T. Oakes Michael T. Oakes	Director	March 10, 2016
/s/ R.J. Pelosky, Jr. R.J. Pelosky, Jr.	Director	March 10, 2016
/s/ Thomas R. Sandler Thomas R. Sandler	Director	March 10, 2016
/s/ David Zwillinger David Zwillinger	Director	March 10, 2016

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)
4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

Exhibit Number	Description
4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.4	Second Amendment to Credit Agreement, dated as of December 15, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer
10.5	Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group

Exhibit Number	Description
Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties
10.6	Third Amendment to Credit Agreement, dated as of December 30, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and Key Bank National Association, as Administrative Agent
10.7	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
10.9	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.10	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.11	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.12	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.13	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.14	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.15	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.16	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.17	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.18	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014

Exhibit Number	Description
Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.19	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.20	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.21	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.22	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*
10.23	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.24	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.25	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.26	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes a management contract or compensatory plan or arrangement.

+
Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the SEC upon request.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
James River Group Holdings, Ltd.
We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James River Group Holdings, Ltd. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Richmond, Virginia
March 10, 2016

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2015	2014
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2015 – $897,445; 2014 – $737,916)	$899,660	$756,963
Trading, at fair value (amortized cost: 2015 – $5,053; 2014 – $7,324)	5,046	7,388
Equity securities available-for-sale, at fair value (cost: 2015 – $69,830; 2014 – $64,348)	74,111	67,905
Bank loan participations held-for-investment, at amortized cost, net of allowance	191,700	239,511
Short-term investments	19,270	131,856
Other invested assets	54,504	33,622
Total invested assets	1,244,291	1,237,245
Cash and cash equivalents	106,406	73,383
Accrued investment income	8,068	7,273
Premiums receivable and agents’ balances, net	176,685	162,527
Reinsurance recoverable on unpaid losses	131,788	127,254
Reinsurance recoverable on paid losses	11,298	1,725
Prepaid reinsurance premiums	44,146	29,445
Deferred policy acquisition costs	60,754	60,202
Intangible assets, net	39,528	40,125
Goodwill	181,831	181,831
Income tax receivable	2,094	4,198
Deferred tax assets, net	468	451
Other assets	48,140	33,633
Total assets	$2,055,497	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2015	2014
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$785,322	$716,296
Unearned premiums	301,104	277,579
Payables to reinsurers	19,867	19,272
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	29,476	31,107
Other liabilities	46,335	34,762
Total liabilities	1,374,459	1,271,371
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2015 and 2014: 28,941,547 and 28,540,350 shares issued and outstanding, respectively	6	6
Preferred Shares – 2015 and 2014: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	630,820	628,236
Retained earnings	47,026	41,323
Accumulated other comprehensive income	3,186	18,356
Total shareholders’ equity	681,038	687,921
Total liabilities and shareholders’ equity	$2,055,497	$1,959,292

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$572,194	$518,767	$368,518
Ceded written premiums	(101,162)	(68,684)	(43,352)
Net written premiums	471,032	450,083	325,166
Change in net unearned premiums	(9,827)	(53,871)	2,912
Net earned premiums	461,205	396,212	328,078
Net investment income	44,835	43,005	45,373
Net realized investment (losses) gains	(4,547)	(1,336)	12,619
Other income	3,428	1,122	222
Total revenues	504,921	439,003	386,292
Expenses:
Losses and loss adjustment expenses	279,016	237,368	184,486
Other operating expenses	157,803	133,055	114,804
Other expenses	730	16,012	677
Interest expense	6,999	6,347	6,777
Amortization of intangible assets	597	597	2,470
Total expenses	445,145	393,379	309,214
Income before income taxes	59,776	45,624	77,078
Income tax expense (benefit):
Current	5,357	4,700	7,260
Deferred	922	(3,761)	2,481
	6,279	939	9,741
Net income	$53,497	$44,685	$67,337
Other comprehensive income:
Net unrealized (losses) gains, net of taxes of $(939) in 2015, $3,489 in 2014 and $(8,713) in 2013	(15,170)	11,155	(39,245)
Total comprehensive income	$38,327	$55,840	$28,092
Per share data:
Basic earnings per share	$1.87	$1.57	$2.21
Diluted earnings per share	$1.82	$1.55	$2.21
Dividend declared per share	$1.64	$2.45	$—
Weighted-average common shares outstanding:
Basic	28,662,051	28,540,350	30,442,950
Diluted	29,334,918	28,810,301	30,500,800

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total James River Group Holdings, Ltd. Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2012	36,030,000	$7	$—	$738,020	$(701)	$46,446	$783,772	$268	$784,040
Net income	—	—	—	—	67,337	—	67,337	—	67,337
Other comprehensive loss	—	—	—	—	—	(39,245)	(39,245)	—	(39,245)
Common shares repurchase (Note 10)	—	(1)	—	(110,759)	—	—	(110,760)	—	(110,760)
Repurchase of non-controlling interest (Note 12)	(7,500,000)	—	—	(321)	—	—	(321)	(208)	(529)
Exchange of subsidiary common shares for common shares (Note 10)	10,350	—	—	60	—	—	60	(60)	—
Compensation expense under share incentive plan	—	—	—	647	—	—	647	—	647
Balances at December 31, 2013	28,540,350	$6	$—	$627,647	$66,636	$7,201	$701,490	$—	$701,490
Net income	—	—	—	—	44,685	—	44,685	—	44,685
Other comprehensive income	—	—	—	—	—	11,155	11,155	—	11,155
Dividends	—	—	—	—	(69,998)	—	(69,998)	—	(69,998)
Compensation expense under share incentive plan	—	—	—	589	—	—	589	—	589
Balances at December 31, 2014	28,540,350	$6	$—	$628,236	$41,323	$18,356	$687,921	$—	$687,921
Net income	—	—	—	—	53,497	—	53,497	—	53,497
Other comprehensive loss	—	—	—	—	—	(15,170)	(15,170)	—	(15,170)
Dividends			—	—	(47,794)	—	(47,794)	—	(47,794)
Exercise of stock options and related excess tax benefits	341,264	—	—	(15)	—	—	(15)	—	(15)
Vesting of RSUs and related excess tax benefits	59,933	—	—	(1,136)	—	—	(1,136)	—	(1,136)
Compensation expense under share incentive plans	—	—	—	3,735	—	—	3,735	—	3,735
Balances at December 31, 2015	28,941,547	$6	$—	$630,820	$47,026	$3,186	$681,038	$—	$681,038

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income	$53,497	$44,685	$67,337
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(98,302)	(99,181)	(68,516)
Amortization of policy acquisition costs	97,750	85,183	71,648
Net realized investment losses (gains)	4,547	1,336	(12,619)
Distributions from equity method investments	2,885	3,904	2,637
Income from equity method investments	(2,468)	(5,163)	(4,620)
Trading securities purchases, sales, and maturities, net	2,319	9,808	1,518
Deferred U.S. federal income tax expense (benefit)	922	(3,761)	2,481
Provision for depreciation and amortization	2,004	2,760	3,567
Share based compensation expense	3,735	589	647
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	69,026	69,844	(63,269)
Unearned premiums	23,525	59,047	(20,523)
Premiums receivable and agents’ balances	(14,158)	(26,638)	114,985
Reinsurance balances	(28,213)	(24,302)	27,050
Payable to insurance companies	4,170	(4,090)	(22,126)
Other	(4,848)	16,372	5,441
Net cash provided by operating activities	116,391	130,393	105,638
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(393,168)	(161,951)	(226,292)
Purchases – equity securities	(18,519)	(8,133)	(16,207)
Sales – fixed maturity securities	110,122	28,101	260,182
Maturities and calls – fixed maturity securities	122,791	47,775	60,480
Sales – equity securities	14,068	16,612	1,127
Bank loan participations:
Purchases	(109,107)	(272,902)	(273,249)
Sales	113,391	157,863	150,724
Maturities	37,388	75,185	98,518
Other invested asset – purchases	(52,663)	(6,800)	(16,525)
Other invested asset – return of capital	237	—	246
Other invested asset – disposals	1,374	9,470	—
Other invested asset – maturities and repayments	30,753	—	—
Securities receivable or payable, net	(2,104)	1,332	330
Short-term investments, net	112,586	(60,338)	8,130
Other	(1,312)	(1,091)	(709)
Net cash (used in) provided by investing activities	(34,163)	(174,877)	46,755
Financing activities
Senior debt issuances	10,000	30,300	43,000
Senior debt repayments	(10,000)	—	(20,000)
Dividends paid	(47,405)	(69,998)	—
Issuances of common shares under equity incentive plans	1,730	—	—
Common share repurchases	(6,461)	—	(110,760)
Non-Controlling Interest – Subsidiary common share repurchases (Note 12)	—	—	(529)
Excess tax benefits from equity incentive plan transactions	3,580	—	—
Other financing activities	(649)	(1,039)	(1,294)
Net cash used in financing activities	(49,205)	(40,737)	(89,583)
Change in cash and cash equivalents	33,023	(85,221)	62,810
Cash and cash equivalents at beginning of year	73,383	158,604	95,794
Cash and cash equivalents at end of year	$106,406	$73,383	$158,604
Supplemental information
Income taxes (refunded) paid, net	$(2,827)	$7,933	$5,820
Interest paid	$7,342	$6,682	$7,625

See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013
1.
Accounting Policies

Organization
James River Group Holdings, Ltd. (referred to as “JRG Holdings” or, with its subsidiaries, the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.
The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:
•
James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). The Company contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.

•
James River Group is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•
James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.

•
Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National began writing specialty admitted program business in late 2013. Falls Lake Fire and Casualty Company will begin operations in 2016.

•
Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•
JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, provides non-catastrophe casualty reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

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
Bank Loan Participations Held-for-Investment and Allowance for Credit Losses
Bank loan participations held-for-investment are managed by a specialized outside investment manager and are generally stated at their outstanding unpaid principal balances net of unamortized premiums or discounts and net of any allowance for credit losses. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method.
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2015 or 2014.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on consultations and advice of the Company’s specialized investment manager, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant factors. When an observable market price for a loan is available, the Company has recorded an allowance equal to the difference between the fair value and the amortized cost of bank loans that it has determined to be impaired as a practical expedient for an estimate of probable future cash flows to be collected on those bank loans. If an observable market price for a loan is not available, the Company records an allowance equal to the difference between the present value of expected future cash flows discounted at the loan’s effective interest rate and the amortized cost of the loan. Bank loans are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Other Invested Assets
Other invested assets at December 31, 2015 and 2014 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment. For certain note agreements, original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method.
Short-Term Investments
Short-term investments are carried at cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Direct Written Premiums
Direct written premiums are earned on a pro rata basis over the terms of the policies, generally 12 months. The portion of premiums written applicable to the unexpired terms of the policies in force is recorded as unearned premiums. Policies are accounted for on an individual basis, with no aggregation by counterparty.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period in proportion to the level of underlying exposure. Contracts are accounted for on an individual basis, with no aggregation by counterparty.
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts, which approximates fair value. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. Receivables greater than 90 days past due were $2.6 million and $1.8 million at December 31, 2015 and 2014, respectively. The allowance for doubtful accounts was $2.8 million and $2.0 million at December 31, 2015 and 2014, respectively. Bad debt expense was $1.1 million for the year ended December 31, 2015, $812,000 for the year ended December 31, 2014, and $459,000 for the year ended December 31, 2013. Receivables written off against the allowance for doubtful accounts totaled $268,000 for the year ended December 31, 2015, $528,000 for the year ended December 31, 2014, and $978,000 for the year ended December 31, 2013. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Deferred Policy Acquisition Costs
Costs which are incrementally or directly related to the successful acquisition of new or renewal insurance business are deferred. These deferred costs are primarily commissions to agents, ceding commissions paid on reinsurance assumed, premium taxes, and the portion of underwriting fixed compensation and payroll related fringe benefits directly related to an insurance contract that has been acquired, net of ceding commissions related to reinsurance ceded. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover projected related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.
Reinsurance and Adjustable Features of Insurance and Reinsurance Contracts
Certain premiums and losses are ceded to other insurance companies or assumed from other insurance companies under various excess of loss and quota-share reinsurance contracts. The Company enters into ceded reinsurance contracts to limit its exposure to large losses, to limit exposure on new lines of insurance written by the Company, and to provide additional capacity for growth.
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
Certain reinsurance contracts of the Casualty Reinsurance segment include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under the contracts.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

The Company’s Specialty Admitted Insurance segment writes insurance under specialty admitted program and fronting arrangements. The program and fronting arrangements may contain contractual provisions that adjust acquisition expenses based upon loss experience under the contracts. The specialty admitted programs and fronting arrangements are significantly reinsured. These reinsurance contracts may also contain provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts.
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Net fee income of  $3.2 million, $883,000, and $0 is included in other income for the years ended December 31, 2015, 2014, and 2013, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax bases. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.
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
Intangible Assets, Net
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years represent relationships with brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

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
Although management believes that the reserve for losses and loss adjustment expenses is reasonable, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. Specifically, the Company’s actual ultimate loss ratio could differ from management’s initial expected loss ratio and/or the Company’s actual reporting patterns for losses could differ from the expected reporting patterns. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in the Company’s consolidated financial statements. These estimates are reviewed continually by management and are adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $26.0 million and $25.1 million as of December 31, 2015 and 2014, respectively, representing the Company’s maximum exposure to loss.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common shares or common share equivalents were exercised or converted into common shares as calculated using the treasury stock method. When inclusion of common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements.
	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2015
Basic	$53,497	28,662,051	$1.87
Common share equivalents	—	672,867	(0.05)
Diluted	$53,497	29,334,918	$1.82
Year ended December 31, 2014
Basic	$44,685	28,540,350	$1.57
Common share equivalents	—	269,951	(0.02)
Diluted	$44,685	28,810,301	$1.55
Year ended December 31, 2013
Basic	$67,337	30,442,950	$2.21
Common share equivalents	—	57,850	—
Diluted	$67,337	30,500,800	$2.21

Common share equivalents relate to our stock options and restricted stock units (“RSU’s”).
For the year ended December 31, 2015, all common share equivalents are dilutive. For the years ended December 31, 2014, and 2013, common share equivalents of 1,358,992 shares and 25,000 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

1.
Accounting Policies (continued)

Prospective Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether entities should be consolidated if they are deemed variable interest entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02, but adoption is not expected to have a material effect on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-09, Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU 2015-09 requires additional disclosures about short-duration contracts. The disclosures will focus on the liability for the reserves for losses and loss adjustment expenses. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2015-09 on its consolidated financial statements.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments

The Company’s available-for-sale investments are summarized as follows:
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Fixed maturity securities:
State and municipal	$95,864	$7,728	$(135)	$103,457
Residential mortgage-backed	137,308	1,718	(2,139)	136,887
Corporate	368,961	3,988	(9,781)	363,168
Commercial mortgage and asset-backed	130,231	890	(425)	130,696
Obligations of U.S. government corporations and agencies	89,734	698	(269)	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	165	(232)	73,255
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities	897,445	15,196	(12,981)	899,660
Equity securities	69,830	5,512	(1,231)	74,111
Total investments available-for-sale	$967,275	$20,708	$(14,212)	$973,771
December 31, 2014
Fixed maturity securities:
State and municipal	$90,715	$8,509	$(178)	$99,046
Residential mortgage-backed	113,997	2,661	(1,409)	115,249
Corporate	261,574	8,742	(2,434)	267,882
Commercial mortgage and asset-backed	111,056	2,429	(144)	113,341
Obligations of U.S. government corporations and agencies	100,376	1,431	(532)	101,275
U.S. Treasury securities and obligations guaranteed by the U.S. government	58,173	289	(193)	58,269
Redeemable preferred stock	2,025	—	(124)	1,901
Total fixed maturity securities	737,916	24,061	(5,014)	756,963
Equity securities	64,348	5,182	(1,625)	67,905
Total investments available-for-sale	$802,264	$29,243	$(6,639)	$824,868

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2015 are summarized, by contractual maturity, as follows:
	Amortized Cost	Fair Value
	(in thousands)
One year or less	$86,769	$87,096
After one year through five years	289,078	286,135
After five years through ten years	115,835	115,459
After ten years	136,199	141,353
Residential mortgage-backed	137,308	136,887
Commercial mortgage and asset-backed	130,231	130,696
Redeemable preferred stock	2,025	2,034
Total	$897,445	$899,660

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Fixed maturity securities:
State and municipal	$9,492	$(135)	$—	$—	$9,492	$(135)
Residential mortgage-backed	39,895	(465)	40,656	(1,674)	80,551	(2,139)
Corporate	177,149	(5,281)	6,433	(4,500)	183,582	(9,781)
Commercial mortgage and asset-backed	74,518	(339)	11,437	(86)	85,955	(425)
Obligations of U.S. government corporations and agencies	43,907	(231)	4,012	(38)	47,919	(269)
U.S. Treasury securities and obligations guaranteed by the U.S. government	49,452	(213)	2,186	(19)	51,638	(232)
Total fixed maturity securities	394,413	(6,664)	64,724	(6,317)	459,137	(12,981)
Equity securities	4,196	(172)	5,704	(1,059)	9,900	(1,231)
Total investments available-for-sale	$398,609	$(6,836)	$70,428	$(7,376)	$469,037	$(14,212)
December 31, 2014
Fixed maturity securities:
State and municipal	$3,197	$(176)	$247	$(2)	$3,444	$(178)
Residential mortgage-backed	2,072	(2)	47,594	(1,407)	49,666	(1,409)
Corporate	25,885	(235)	22,353	(2,199)	48,238	(2,434)
Commercial mortgage and asset-backed	23,894	(118)	8,742	(26)	32,636	(144)
Obligations of U.S. government corporations and agencies	202	—	48,029	(532)	48,231	(532)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,055	(24)	19,383	(169)	32,438	(193)
Redeemable preferred stock	—	–	1,901	(124)	1,901	(124)
Total fixed maturity securities	68,305	(555)	148,249	(4,459)	216,554	(5,014)
Equity securities	1,361	(205)	10,621	(1,420)	11,982	(1,625)
Total investments available-for-sale	$69,666	$(760)	$158,870	$(5,879)	$228,536	$(6,639)

The Company held available-for-sale securities of 113 issuers that were in an unrealized loss position at December 31, 2015 with a total fair value of  $469.0 million and gross unrealized losses of  $14.2 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

At December 31, 2015, 86.6% of the Company’s fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at December 31, 2015 had an aggregate fair value of  $9.4 million and an aggregate net unrealized loss of  $5.2 million.
The Company previously held two municipal bonds issued by the Commonwealth of Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired at June 30, 2014. The Company recognized impairment losses of  $660,000 and $1.4 million on these bonds for the years ended December 31, 2015, and 2014, respectively. There was no such impairment on these bonds at December 31, 2013. The bonds were sold during the second quarter of 2015 and a net realized gain of  $22,000 was recognized on the sales.
Management concluded that none of the other fixed maturity securities with an unrealized loss at December 31, 2015, 2014, and 2013 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at December 31, 2015 and 2014 experienced an other-than-temporary impairment. Management concluded that one of the equity securities with an unrealized loss at December 31, 2013 experienced an other-than-temporary impairment, and accordingly, the Company recorded an impairment loss of  $804,000 in 2013. Management concluded that the remaining equity securities with an unrealized loss at December 31, 2013 had not experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
Bank loan participations generally have a credit rating that is below investment grade (i.e. below “BBB-” for Standard & Poor’s) at the date of purchase. These bank loans are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized rating agency. These bank loans include assignments of, and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. Bank loans consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and other similar loans and investments. Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.
The Company holds participations in two loans maturing in 2016 and 2017, that were issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of  $752,000. After recording this impairment, these loans had a carrying value of  $7.1 million at December 31, 2014 and unpaid principal of  $8.4 million. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of  $3.9 million at December 31, 2015 and unpaid principal of  $4.6 million. There was no such impairment on these loans at December 31, 2013.
A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans declined significantly in the fourth quarter of 2014 in response to declining energy

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

prices. The declines in market values continued into 2015 and, after discussions with our independent investment manager, management decided to sell certain energy sector loans where there was an increased risk associated with the issuer’s ability to meet all principal and interest obligations as they became due. At December 31, 2015, the Company’s remaining oil and gas exposure in the bank loan portfolio was in eight loans with a carrying value of  $15.8 million and an unrealized loss of  $4.1 million. All of these loans are current at December 31, 2015. Management concluded that two of these loans were impaired as of December 31, 2015, and accordingly, an allowance for credit losses of  $3.9 million was established on the loans. After recording this impairment, the loans had a carrying value of  $1.7 million at December 31, 2015 and unpaid principal of  $5.8 million. Management also concluded that one non-energy sector loan held at December 31, 2015 was impaired and an allowance for credit losses of  $34,000 was established on the loan. After recording this impairment, the loan had a carrying value of  $689,000 at December 31, 2015 and unpaid principal of  $722,000. There was no allowance for credit losses on these loans at December 31, 2014, or 2013.
At December 31, 2013, investments in bank loan participations considered impaired were $246,000, net of the related allowance for credit losses on such bank loan participations of  $242,000. The unpaid principal balance on these bank loan participations was $488,000 at December 31, 2013.
The average recorded investment in impaired bank loans was $6.7 million, $3.7 million, and $307,000, during the years ended December 31, 2015, 2014, and 2013, respectively, and investment income of $229,000, $106,000, and $32,000, was recognized during the time that the loans were impaired. The Company recorded realized losses of  $3.4 million, $607,000, and $121,000 during the years ended December 31, 2015, 2014, and 2013, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2015, unamortized discounts on bank loan participations were $7.1 million, and unamortized premiums on bank loan participations were $35,000. At December 31, 2014, unamortized discounts on bank loan participations were $3.8 million, and unamortized premiums on bank loan participations were $26,000.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fixed maturity securities	$24,178	$22,861	$24,896
Bank loan participations	13,432	13,809	14,406
Equity securities	4,444	4,103	4,308
Other invested assets	5,947	5,690	5,123
Cash, cash equivalents, short-term investments, and other	672	116	120
Trading losses	(9)	(32)	(226)
Gross investment income	48,664	46,547	48,627
Investment expense	(3,829)	(3,542)	(3,254)
Net investment income	$44,835	$43,005	$45,373

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the year ended December 31, 2015 included $9,000 of net trading losses of which $7,000 of net trading losses related to securities still held at December 31, 2015. Net investment income for the year ended December 31, 2014 included $32,000 of net trading losses of which $60,000 of net trading losses related to securities still held at December 31, 2014. Net investment income for the year ended December 31, 2013 included $226,000 of net trading losses of which $180,000 of net trading losses related to securities still held at December 31, 2013.
The Company’s realized gains and losses on investments are summarized as follows:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fixed maturity securities:
Gross realized gains	$2,197	$522	$14,347
Gross realized losses	(826)	(1,502)	(2,823)
	1,371	(980)	11,524
Equity securities:
Gross realized gains	1,041	88	13
Gross realized losses	(10)	(842)	(804)
	1,031	(754)	(791)
Bank loan participations:
Gross realized gains	1,269	2,178	2,549
Gross realized losses	(8,258)	(1,211)	(675)
	(6,989)	967	1,874
Short-term investments and other:
Gross realized gains	54	1,371	12
Gross realized losses	(14)	(1,940)	—
	40	(569)	12
Total	$(4,547)	$(1,336)	$12,619

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$(16,832)	$10,765	$(41,677)
Equity securities	724	3,879	(6,281)
Total	$(16,108)	$14,644	$(47,958)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.
			Investment Income
	Carrying Value		Year Ended December 31,
	December 31,
	2015	2014	2015	2014	2013
	(in thousands)		(in thousands)
Category:
Renewable energy LLCs(a)	$26,001	$25,119	$3,936	$5,234	$4,310
Renewable energy bridge financing notes(b)	6,500	—	3,136	—	—
Limited partnerships(c)	17,503	4,003	(1,468)	(128)	131
Bank holding companies(d)	4,500	4,500	343	400	275
Other(e)	—	—	—	184	407
Total other invested assets	$54,504	$33,622	$5,947	$5,690	$5,123

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $3.1 million and $3.9 million for the years ended December 31, 2015 and 2014, respectively. In March 2014, the Company sold its interest in one of the LLCs for $5.9 million and a $1.9 million realized loss was recognized on the sale. Prior to the sale, investment income of  $3.6 million was recognized on this investment in the three months ended March 31, 2014.

(b)
The Company owns investments in bridge loans for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally mature in less than one year and carry primarily variable rates of interest ranging from 7.3% to 15.0%. Original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method. During the year ended December 31, 2015, the Company invested a total of  $36.3 million in these notes and received maturities and repayments totaling $30.8 million.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

2.
Investments (continued)

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of $2.2 million and $4.0 million at December 31, 2015 and 2014, and recognized investment losses of $510,000 and $128,000 for the years ended December 31, 2015 and 2014, respectively, and investment income of  $131,000 for the year ended December 31, 2013. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate & Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of  $15.3 million at December 31, 2015. Investment losses of  $958,000 were recognized on the investments for the year ended December 31, 2015. At December 31, 2015, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $3.6 million in a limited partnership that invests in loans of middle market private equity sponsored companies.

(d)
Net investment income for the years ended December 31, 2014 and 2013 includes $57,000 and $143,000, respectively, related to a previously held equity investment in a bank holding company (“Predecessor Bank Holding Company”). On July 4, 2014, the Predecessor Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”). In exchange for its shares of the Predecessor Bank Holding Company, the Company received $354,000 in cash and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million. The common shares of the Surviving Bank Holding Company are carried as available for-sale equity securities as they are publicly-traded and the Company does not have significant influence over the Surviving Bank Holding Company.

The Company also holds $4.5 million of subordinated notes issued by a company that was substantially owned by the Predecessor Bank Holding Company (the “Bank Affiliate”). The $4.5 million of subordinated notes issued by the Bank Affiliate became debt of the Surviving Bank Holding Company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $343,000 in both years ended December 31, 2015 and 2014.
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
(e)
For the years ended December 31, 2014 and 2013, income of  $184,000 and $415,000, respectively, was recognized on a $3.3 million note agreement with two property development companies. The note, which carried a fixed interest rate of 11.10%, was repaid in full on July 3, 2014. The Bank Holding Company also entered into note agreements with the same property development companies.

On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company. The certificate of deposit, which matures on December 19, 2016, is carried as a short-term investment. Interest income of  $5,000 was recognized on this investment for the year ended December 31, 2015.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

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
The Company maintains fixed maturity securities, short-term investments, and cash and cash equivalents amounting to $401.1 million at December 31, 2015 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2015 and 2014, investments with a fair value of  $16.2 million and $16.0 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2015, the Company held no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
3.
Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of period	$60,202	$46,204	$49,336
Policy acquisition costs deferred:
Commissions	90,342	93,646	63,958
Underwriting and other issue expenses	7,960	5,535	4,558
	98,302	99,181	68,516
Amortization of policy acquisition costs	(97,750)	(85,183)	(71,648)
Net change	552	13,998	(3,132)
Balance at end of period	$60,754	$60,202	$46,204

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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2015, 2014 and 2013 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2015 and 2014 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2015 and 2014.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2015, 2014 and 2013, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no impairments recognized in 2015, 2014, or 2013.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

4.
Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:
	Weighted- Average Life (Years)	December 31,
		2015		2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	3,447	11,611	2,850
Identifiable intangible assets subject to amortization		11,611	3,447	11,611	2,850
		$42,975	$3,447	$42,975	$2,850

Future estimated amortization of specifically identifiable intangible assets as of December 31, 2015 is as follows (in thousands):
2016	$597
2017	597
2018	597
2019	597
2020	538
Thereafter	5,237
Total	$8,163

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2015:
	December 31, 2014 Net Carrying Value	Amortization	Impairment Losses	December 31, 2015 Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	7,413	(362)	—	7,051
	32,013	(362)	—	31,651
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	1,347	(235)	—	1,112
	8,112	(235)	—	7,877
Total identifiable intangible assets	$40,125	$(597)	$—	$39,528

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

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

Amortization of intangible assets was $2.3 million for the Excess and Surplus Lines segment and $168,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2013.
5.
Property and Equipment, Net

Property and equipment, net of accumulated depreciation, consists of the following:
	December 31,
	2015	2014
	(in thousands)
Building, leased for which the Company has been deemed the owner for accounting purposes (Note 22)	$29,940	$29,917
Electronic data processing hardware and software	3,481	3,353
Furniture and equipment	2,183	1,893
Property and equipment, cost basis	35,604	35,163
Accumulated depreciation	(11,615)	(10,186)
Property and equipment, net	$23,989	$24,977

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

6.
Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$589,042	$526,985	$533,909
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	295,334	264,786	221,938
Prior years	(16,318)	(27,418)	(37,452)
Total incurred losses and loss and adjustment expenses	279,016	237,368	184,486
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	31,957	25,942	19,485
Prior years	182,567	149,369	171,925
Total loss and loss adjustment expense payments	214,524	175,311	191,410
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	653,534	589,042	526,985
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	131,788	127,254	119,467
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$785,322	$716,296	$646,452

The foregoing reconciliation shows that a $16.3 million redundancy developed in 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $25.4 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $17.3 million of favorable development from the 2014 accident year, and $10.5 million of favorable development from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience for our shorter-tailed general casualty division book for the 2014 accident year is below our initial expected ultimate loss ratios. The actuarial studies at December 31, 2015 also showed that the experience on our other casualty business continues to be below our initial expected ultimate loss ratios. Favorable reserve development written in the Specialty Admitted Insurance segment was $3.5 million and primarily came from accident years 2011 through 2013, as losses on our workers’ compensation business written prior to 2014 continued to develop more favorably than we had anticipated. In addition, $12.6 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from three reinsurers principally in the 2011, 2012, and 2013 underwriting years that experienced higher loss development in 2015 than expected.
The foregoing reconciliation shows that a $27.4 million redundancy developed in 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable reserve development included $27.3 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $7.9 million of favorable development from the 2011 accident year, $5.0 million of favorable development from the 2009 accident year, and $4.2 million of favorable development from the 2007 accident year. This favorable development occurred because our

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

actuarial studies at December 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our maturing casualty business continues to be below our initial expected ultimate loss ratios. Favorable reserve development written in the Specialty Admitted Insurance segment was $5.9 million and primarily came from accident years 2007 through 2012, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $5.7 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2014 than expected.
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
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to any environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure. Any asbestos or environmental exposure on policies issued by Fidelity Excess and Surplus Insurance Company, the predecessor to James River Insurance, prior to July 1, 2003 is subject to both a reinsurance and a trust agreement (see Note 7).
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
At December 31, 2015, the Company had reinsurance recoverables on unpaid losses of  $131.8 million and reinsurance recoverables on paid losses of  $11.3 million. All of these reinsurance recoverables are from companies with A.M. Best Company ratings of  “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement. The Company has a reinsurance agreement that is secured by a trust agreement with American Empire Surplus Lines Insurance Company (“American Empire”) and an irrevocable and unconditional guarantee by Great American Insurance Company, an affiliate of American Empire. At December 31, 2015, the fair value of assets in the trust was $695,000 and reinsurance recoverables from American Empire were $316,000.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

7.
Reinsurance (continued)

At December 31, 2015, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $33.6 million, $26.6 million, and $15.3 million, representing 57.2% of the total balance.
At December 31, 2015, prepaid reinsurance premiums ceded to three reinsurers totaled $11.6 million, $7.3 million, and $6.6 million, representing 57.5% of the total balance.
Under the terms of a reinsurance agreement with Infinity Insurance Company in connection with the Company’s acquisition of two “shell” insurance companies in 2011, all liabilities resulting from direct and assumed business written by the “shell” insurance companies through December 31, 2011 are ceded to Infinity Insurance Company.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Written premiums:
Direct	$395,816	$310,161	$211,607
Assumed	176,378	208,606	156,911
Ceded	(101,162)	(68,684)	(43,352)
Net	$471,032	$450,083	$325,166
Earned premiums:
Direct	$367,340	$281,676	$196,351
Assumed	181,326	178,045	192,690
Ceded	(87,461)	(63,509)	(60,963)
Net	$461,205	$396,212	$328,078
Losses and loss adjustment expenses:
Direct	$201,755	$144,178	$73,948
Assumed	127,276	118,515	141,340
Ceded	(50,015)	(25,325)	(30,802)
Net	$279,016	$237,368	$184,486

8.
Senior Debt

On June 5, 2013, the Company closed on a three year $125.0 million senior revolving credit facility (the “Facility”). James River Group Holdings, Ltd. and JRG Re are borrowers on the Facility. A portion of the proceeds from the Facility were used to pay off the $20.0 million balance of the previous senior facility. The new Facility was initially comprised of:
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

8.
Senior Debt (continued)

The Company amended its senior revolving credit facility (the “Facility”) on September 24, 2014. The amendment expanded the total facility to $175.0 million by increasing the unsecured portion of the revolving facility to $112.5 million, extended the maturity date of the facility to September 24, 2019, and modified certain other terms of the agreement including the schedule used to determine the rate of interest on borrowings under the facility. On May 20, 2015, under a provision of the credit agreement, the Company requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to a total capacity of  $102.5 million. A second amendment to the Facility on December 15, 2015 added James River UK, the newly formed intermediate holding company, as a Guarantor in the agreement. At December 31, 2015, the Company had $35.1 million of letters of credit issued under the $102.5 million secured facility and a drawn balance of  $73.3 million outstanding on the $112.5 million unsecured revolver. A subsidiary of the Surviving Bank Holding Company is one of the lenders for the Facility, with a $12.0 million commitment allocation on the total $215.0 million facility.
The Company closed on a second amendment to the senior revolving credit facility that was effective December 15, 2015, which, among other things, accommodated the organization and capitalization of an intermediate holding company in the United Kingdom. Additionally, the Company closed on a third amendment to the senior revolving credit facility that was effective December 30, 2015, which adjusted certain financial covenants. In connection with the December 15, 2015 amendment, the intermediate holding company entered into a payment guaranty of the Company’s obligations under the senior revolving credit facility.
This debt contains certain financial and other covenants with which the Company is in compliance at December 31, 2015.
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

James River Group is in compliance with all covenants of the indenture at December 31, 2015.
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
Each Trust used proceeds from the sale of its Trust Preferred Securities to purchase the Company’s floating rate junior subordinated debentures (the “Junior Subordinated Debt”) issued to the Trust under an indenture (each, an “Indenture”; collectively, the “Indentures”). The Junior Subordinated Debt is the sole

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

9.
Junior Subordinated Debt (continued)

asset of each Trust, and the Trust Preferred Securities are the sole liabilities of each Trust. The Company purchased all of the outstanding common stock of the Trusts, and the investment in the Trusts is included in “other assets” in the accompanying consolidated balance sheets.
The following table summarizes the nature and terms of the Junior Subordinated Debt and Trust Preferred Securities:
	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of Trust Preferred Securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of Junior Subordinated Debt	$7,217	$15,464	$20,619	$55,670	$30,928
Carrying amount of Junior Subordinated Debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of Junior Subordinated Debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month LIBOR plus 4.0%	Three-Month LIBOR plus 3.4%	Three-Month LIBOR plus 3.0%	Three-Month LIBOR plus 3.1%	Three-Month LIBOR plus 4.0%
Redeemable at 100% of principal amount at option of the Company on or after	May 24, 2009	December 15, 2009	June 15, 2011	March 15, 2013	June 15, 2013
Interest on the Trust Preferred Securities and interest paid to the Trusts on the Junior Subordinated Debt is payable quarterly in arrears at a per annum rate as described in the table above. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default.
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2015.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
10.
Capital Stock

On November 6, 2014, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock of James River Group Holdings, Ltd. (the “Offering”). On December 9, 2014, all of the Company’s Class A common shares were converted to common shares (the “Recapitalization”) on a 1 for 50 basis (the “Stock Split”). The Company’s authorized share capital following the Recapitalization and the Stock Split consists of

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

10.
Capital Stock (continued)

200,000,000 common shares, par value $0.0002 per share (28,540,350 shares issued and outstanding) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding). The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the Recapitalization and the Stock Split for all periods presented.
2015 share activity includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding to 28,941,547 at December 31, 2015.
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
The Company has 4,284,900 common shares reserved for future issuance upon exercise of equity awards.
The Board of Directors declared the following cash dividends in 2015:
Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6 million
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6 million
August 5, 2015	$0.16	September 14, 2015	September 30, 2015	$4.7 million
November 3, 2015	$0.16	December 14, 2015	December 28, 2015	$4.7 million
November 3, 2015	$1.00	December 14, 2015	December 28, 2015	$29.2 million
Total	$1.64			$47.8 million

Included in the dividends are $558,000 of dividend equivalents on RSU’s, of which $385,000 were payable as of December 31, 2015.
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
No dividends were declared in 2013.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

11.
Equity Awards (continued)

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at December 31, 2015, 1,843,481 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at December 31, 2015, 42,860 shares are available for grant.
All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), during the 12-month period following a Change in Control (as defined).
Options
The following table summarizes the option activity for the periods ended December 31, 2015, 2014, and 2013:
	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	3,104,768	$17.27	2,166,250	$15.51	2,287,500	$15.50
Granted	10,627	$24.32	993,518	$21.00	50,000	$16.83
Exercised	(1,047,500)	$15.66	—	—	—	—
Forfeited	(9,810)	$21.00	—	—	—	—
Lapsed	—	—	(55,000)	$15.65	(171,250)	$15.65
End of year	2,058,085	$18.11	3,104,768	$17.27	2,166,250	$15.51
Exercisable, end of year	1,217,903	$16.85	1,751,249	$15.51	1,570,100	$15.54

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. For 2015 and 2014, the fair value of the underlying share was equal to the market price. For 2013, management determined the fair value of an underlying share based on a variety of information including an appraisal by an independent third-party that utilized a combination of a market approach and a discounted cash flow analysis which projected the future cash flows of the Company and discounted those cash flows to the present value.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2015 was $12.8 million. There were no options exercised in 2014 or 2013. The aggregate intrinsic value of options outstanding at December 31, 2015, 2014, and 2013 was $31.8 million, $17.1 million, and $5.4 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2015, 2014, and 2013 was $20.3 million, $12.7 million and $3.9 million, respectively. The fair value used for calculating intrinsic values was $33.54, $22.76, and $18.01 at December 31, 2015, 2014, and 2013, respectively.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

11.
Equity Awards (continued)

The weighted-average remaining contractual life of the options outstanding and options exercisable at December 31, 2015 is 4.2 years and 3.4 years, respectively. The weighted-average fair value of options granted during 2015, 2014, and 2013 was $4.31, $3.99, and $3.62, respectively. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions:
	Year Ended December 31,
	2015	2014	2013
Range of risk-free interest rates	1.54%	1.53%	0.77% – 1.50%
Dividend yield	4.00%	2.00%	0.00%
Expected share price volatility	25.00%	25.00%	26.00%
Expected life	5.0 years	5.0 years	5.0 years
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
RSUs
The following table summarizes the RSU activity for the years ended December 31, 2015 and 2014:
	Year Ended December 31,
	2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	340,474	$21.00	—	—
Granted	—	—	340,474	$21.00
Vested	(105,552)	$21.00	—	—
Unvested, end of year	234,922	$21.00	340,474	$21.00

The vesting period of RSUs granted to employees range from three to five years and vest ratably over the respective vesting period. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2015 was $3.5 million. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

11.
Equity Awards (continued)

Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:
	December 31,
	2015	2014	2013
	(in thousands)
Share based compensation expense	$3,735	$589	$647
U.S. tax benefit on share based compensation expense	$1,025	$135	$139
As of December 31, 2015, the Company had $7.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.4 years.
12.
Non-Controlling Interest — Subsidiary Common Shares and Share Options

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
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are subject to a 5% dividend withholding tax. James River Group paid a $50.0 million dividend to James River UK during 2015 and remitted $2.5 million of dividend withholding taxes to the U.S. tax authorities for the year ending December 31, 2015.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return. The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2012.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 35% have been used for Bermuda and the U.S., respectively. U.S. income before Federal income taxes was $15.2 million, $9.0 million, and $31.1 million for the years ending December 31, 2015, 2014, and 2013, respectively. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

13.
Income Taxes (continued)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Expected Federal income tax expense	$5,317	$3,166	$10,906
Tax-exempt investment income	(858)	(751)	(769)
Dividends received deduction	(867)	(740)	(583)
Tax credits on renewable energy investments	—	(2,033)	—
Other	379	897	187
Federal income tax expense	$3,971	$539	$9,741
U.S. state income tax (benefit) expense	(192)	400	—
U.S. dividend withholding tax	2,500	—	—
Total income tax expense	$6,279	$939	$9,741

The significant components of the net deferred tax asset at the current prevailing corporate income tax rate are summarized as follows:
	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$5,318	$5,673
Reserve for losses and loss adjustment expenses	4,861	5,112
Unearned premiums	2,474	2,130
Share based compensation	1,948	2,856
Allowance for doubtful accounts	972	695
Deferred policy acquisition costs	593	123
Property and equipment	2,221	1,771
AMT credit	430	—
Invested asset impairments	891	824
Other	2,209	1,851
Total deferred tax assets	21,917	21,035
Deferred tax liabilities:
Intangible assets	12,573	12,592
Net unrealized gains	3,310	4,248
Deferred gain on extinguishment of debt	318	424
Equity method investments	4,784	2,897
Other	464	423
Total deferred tax liabilities	21,449	20,584
Net deferred tax assets	$468	$451

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2015 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

13.
Income Taxes (continued)

The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2015 or 2014.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2015, 2014, and 2013, the Company paid $1.9 million, $1.4 million, and $1.4 million, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of  $1.7 million, $1.8 million, and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.
14.
Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Amortization of policy acquisition costs	$97,750	$85,183	$71,648
Other underwriting expenses of the insurance segments	41,499	38,748	34,849
Other operating expenses of the Corporate and Other segment	18,554	9,124	8,307
Total	$157,803	$133,055	$114,804

Other expenses in the accompanying financial statements for the year ended December 31, 2015 were $730,000 and included $276,000 associated with a related party leasing agreement (Note 22), $170,000 of severance expenses, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 intercompany dividend, and a securities registration statement.
Other expenses of  $16.0 million for the year ended December 31, 2014 includes $10.2 million of expenses related to a cash bonus pool approved by the Company’s directors and shareholders for certain officers and employees that became effective with the consummation of the Offering. Also included in other expenses for the year ended December 31, 2014 were $4.3 million of legal, audit and other professional services related to the Company’s Offering, $399,000 of other Offering related expenses, $600,000 of employee severance expenses, $183,000 of due diligence costs for various merger and acquisition activities which were not consummated, and $299,000 of expenses associated with a related party leasing agreement (Note 22).
Other expenses of  $677,000 for the year ended December 31, 2013 includes $392,000 of due diligence expenses related to an acquisition that was not consummated and $285,000 of expenses associated with a related party leasing agreement (Note 22).
15.
Employee Benefits

The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2015, 2014, and 2013, the expense associated with the Savings Plans totaled $1.6 million, $1.3 million, and $1.1 million, respectively.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

16.
Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $2.6 million, $2.4 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, future minimum payments under non-cancelable operating leases for office space are as follows (in thousands):
2016	$3,355
2017	3,395
2018	3,308
2019	3,219
2020	2,992
Thereafter	13,276
$29,545

Included in the future minimum lease payments is $23.8 million related to the building constructed and owned by a partnership in which the Company has a minority investment (see Note 22).
The Company’s Specialty Admitted Insurance segment entered into an agreement to lease certain policy management software. The five year lease began January 1, 2015 and total payments under the lease are $2.2 million spread evenly at $440,000 per year.
The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $96.9 million of letters of credit were issued through December 31, 2015 which were secured by deposits of  $111.3 million. Under a $102.5 million facility, $35.1 million of letters of credit were issued through December 31, 2015 which were secured by deposits of  $48.5 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $241.4 million at December 31, 2015 (see Note 2).

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

17.
Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive (loss) income:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(13,707)	$12,910	$(37,225)
U.S. income taxes	517	(2,820)	5,854
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(13,190)	10,090	(31,371)
Less reclassification adjustment:
Net realized investment gains (losses)	2,402	(1,734)	10,733
U.S. income taxes	(422)	669	(2,859)
Reclassification adjustment for investment gains (losses) realized in net income	1,980	(1,065)	7,874
Other comprehensive (loss) income	$(15,170)	$11,155	$(39,245)

In addition to the $2.4 million of realized investment gains on available-for-sale securities for the year ended December 31, 2015, the Company recognized $7.0 million of realized investment losses on its investments in bank loan participations in 2015.
In addition to the $1.7 million of realized investment losses on available-for-sale securities for the year ended December 31, 2014, the Company recognized $967,000 of realized investment gains on its investments in bank loan participations and $569,000 of realized investment losses on its short-term and other invested assets in 2014.
In addition to the $10.7 million of realized investment gains on available-for-sale securities for the year ended December 31, 2013, the Company recognized $1.9 million of realized investment gains on its investments in bank loan participations in 2013.
18.
Segment Information

The Company has four reportable segments, three of which are separately managed business units and the fourth (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers workers’ compensation insurance coverage as well as specialty admitted program and fronting business. The Casualty Reinsurance segment offers commercial liability and non-catastrophe property reinsurance to U.S. insurance companies and to the Company’s U.S.-based insurance subsidiaries. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income from investments classified as trading or other invested assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized investment gains (losses). Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment are included in that segment’s underwriting profit (loss). Net fee income of  $3.2

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

18.
Segment Information (continued)

million and $883,000 was included in underwriting profit for the years ended December 31, 2015 and 2014, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.
	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2015
Gross written premiums	$308,717	$90,978	$172,499	$—	$572,194
Net earned premiums	240,878	42,206	178,121	—	461,205
Segment revenues	255,529	44,791	197,586	7,015	504,921
Net investment income	13,427	2,316	22,706	6,386	44,835
Interest expense	—	—	—	6,999	6,999
Underwriting profit (loss) of operating segments	47,607	1,074	(2,558)	—	46,123
Segment goodwill	181,831	—	—	—	181,831
Segment assets	671,143	173,094	1,108,278	102,982	2,055,497
As of and for the Year Ended December 31, 2014
Gross written premiums	$252,707	$59,380	$206,680	$—	$518,767
Net earned premiums	195,786	28,449	171,977	—	396,212
Segment revenues	208,778	30,896	193,909	5,420	439,003
Net investment income	14,083	2,320	20,745	5,857	43,005
Interest expense	—	—	—	6,347	6,347
Underwriting profit of operating segments	35,096	33	667	—	35,796
Segment goodwill	181,831	—	—	—	181,831
Segment assets	684,838	124,503	1,035,084	114,867	1,959,292
As of and for the Year Ended December 31, 2013
Gross written premiums	$192,394	$20,594	$155,530	$—	$368,518
Net earned premiums	141,826	17,908	168,344	—	328,078
Segment revenues	165,431	21,582	193,752	5,527	386,292
Net investment income	15,489	2,601	21,907	5,376	45,373
Interest expense	—	—	—	6,777	6,777
Underwriting profit (loss) of operating segments	43,523	(3,868)	(2,560)	—	37,095
Segment goodwill	181,831	—	—	—	181,831
Segment assets	651,249	92,700	967,982	94,862	1,806,793

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

18.
Segment Information (continued)

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to income from continuing operations before taxes:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$47,607	$35,096	$43,523
Specialty Admitted Insurance	1,074	33	(3,868)
Casualty Reinsurance	(2,558)	667	(2,560)
Total underwriting profit (loss) of operating segments	46,123	35,796	37,095
Other operating expenses of the Corporate and Other segment	(18,554)	(9,124)	(8,307)
Underwriting profit (loss)	27,569	26,672	28,788
Net investment income	44,835	43,005	45,373
Net realized investment (losses) gains	(4,547)	(1,336)	12,619
Other income	245	239	222
Other expenses	(730)	(16,012)	(677)
Interest expense	(6,999)	(6,347)	(6,777)
Amortization of intangible assets	(597)	(597)	(2,470)
Income before income taxes	$59,776	$45,624	$77,078

The Company currently has 14 underwriting divisions, including 12 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Manufacturers and Contractors	$78,315	$72,063	$58,509
Excess Casualty	32,458	31,688	32,489
Allied Health	13,513	9,707	9,148
General Casualty	104,742	60,458	22,636
Professional Liability	10,046	10,784	10,695
Energy	30,623	28,980	21,400
Excess Property	12,498	11,795	10,988
Medical Professionals	3,585	3,922	4,492
Life Sciences	8,917	10,155	9,978
Environmental	4,437	3,431	2,557
Sports and Entertainment	2,667	2,753	3,189
Small Business	6,916	6,971	6,313
Total Excess and Surplus Lines segment	308,717	252,707	192,394
Specialty Admitted Insurance segment	90,978	59,380	20,594
Casualty Reinsurance segment	172,499	206,680	155,530
Total	$572,194	$518,767	$368,518

The Company does business with two brokers that generated $87.9 million and $42.0 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2015,

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

18.
Segment Information (continued)

representing 15.4% (BB&T Insurance Services) and 7.3% of consolidated gross written premiums and 28.5% and 13.6% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2015.
The Company does business with two agencies that generated $15.4 million and $14.3 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2015, representing 2.7% and 2.5% of the consolidated gross written premiums and 16.9% and 15.7% of the Specialty Admitted Insurance segment’s gross written premiums. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2015.
The Company does business with two brokers that generated $84.9 million and $27.4 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2015, representing 14.8% (Atlantic Intermediaries) and 4.8% of consolidated gross written premiums and 49.2% and 15.9% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2015. The Casualty Reinsurance segment assumed business from four unaffiliated ceding companies that generated $79.3 million, $29.9 million, $24.8 million, and $20.2 million of gross written premiums for the year ended December 31, 2015, representing 13.9% (State National Insurance Company), 5.2%, 4.3%, and 3.5% of consolidated gross written premiums and 45.9%, 17.3%, 14.4%, and 11.7% of the Casualty Reinsurance segment’s gross written premiums, respectively.
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
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2013.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

19.
Fair Value Measurements (continued)

limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.
Assets measured at fair value on a recurring basis as of December 31, 2015 are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$103,457	$—	$103,457
Residential mortgage-backed	—	136,887	—	136,887
Corporate	—	363,168	—	363,168
Commercial mortgage and asset-backed	—	125,696	5,000	130,696
Obligations of U.S. government corporations and agencies	—	90,163	—	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,542	713	—	73,255
Redeemable preferred stock	—	2,034	—	2,034
Total fixed maturity securities	72,542	822,118	5,000	899,660
Equity securities:
Preferred stock	—	54,092	—	54,092
Common stock	19,285	734	—	20,019
Total equity securities	19,285	54,826	—	74,111
Total available-for-sale securities	$91,827	$876,944	$5,000	$973,771
Trading securities:
Fixed maturity securities	$1,244	$3,802	$—	$5,046
Short-term investments	$2,926	$16,344	$—	$19,270

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:
Year Ended December 31,
	2015	2014	2013
(in thousands)
Beginning balance	$—	$—	$—
Transfers out of Level 3	—	—	—
Transfers in to Level 3	—	—	—
Purchases	5,000	—	—
Sales	—	—	—
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):	—	—	—
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Ending balance	$5,000	$—	$—

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

19.
Fair Value Measurements (continued)

At December 31, 2015, the Company held one available-for-sale fixed maturity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of  $5.0 million for the security at December 31, 2015.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2015, 2014 or 2013. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the year ended December 31, 2015 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at December 31, 2015.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2015
Bank loan participations held-for-investment	$—	$—	$2,342	$2,342

There were no assets measured at fair value on a nonrecurring basis at December 31, 2014.
At December 31, 2015, bank loan participations held for investment that were determined to be impaired were written down to their fair value of  $2.3 million.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

19.
Fair Value Measurements (continued)

of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2015, there were bank loan participations with an unpaid principal balance of  $5.3 million and a carrying value of  $4.6 million for which external sources were unavailable to determine fair value. At December 31, 2014, there were bank loan participations with an unpaid principal balance of  $14.1 million and a carrying value of  $12.7 million for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:
	December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$899,660	$899,660	$756,963	$756,963
Equity securities	74,111	74,111	67,905	67,905
Trading:
Fixed maturity securities	5,046	5,046	7,388	7,388
Bank loan participations held-for-investment	191,700	180,086	239,511	231,251
Cash and cash equivalents	106,406	106,406	73,383	73,383
Short-term investments	19,270	19,270	131,856	131,856
Other invested assets – notes receivable	11,000	12,548	4,500	6,410
Liabilities
Senior debt	88,300	79,539	88,300	79,850
Junior subordinated debt	104,055	84,594	104,055	89,100
The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and Junior Subordinated Debt at December 31, 2015 and 2014 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2015 and 2014, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at December 31, 2015 and 2014 were determined using inputs to the valuation methodology that are unobservable (Level 3).

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

20.
Statutory Matters

U.S.
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP, and (d) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2015, 2014, and 2013 and for the years then ended are summarized as follows:
	2015	2014	2013
	(in thousands)
Statutory net income	$14,747	$14,872	$24,857
Statutory capital and surplus	176,884	207,813	208,369
Minimum required statutory capital and surplus	25,000	21,250	21,250
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2015, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
Under the Bermuda Insurance Act, 1978 and related regulations, JRG Re is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2015 was approximately $73.7 million. Actual statutory capital and surplus at December 31, 2015 was $357.7 million. JRG Re had statutory net income of  $54.3 million for 2015, $35.0 million for 2014, and $52.6 million for 2013. JRG Re had shareholders’ equity of  $424.6 million on a GAAP basis at December 31, 2015. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP are deferred acquisition costs, which are non-admitted assets for Bermuda statutory purposes.
JRG Re maintains a Class 3B license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2015, the Company met the minimum liquidity ratio requirement.
21.
Dividend Restrictions

U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

21.
Dividend Restrictions (continued)

end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2016 without regulatory approval is $19.8 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
There is no tax treaty between Bermuda and the U.S. Accordingly, the payment of any dividends by the Company’s U.S.-based subsidiaries directly to a Bermuda-based entity is subject to U.S. taxes at a 30.0% tax rate. JRG Holdings has determined that earnings of its U.S. subsidiaries have been and will be indefinitely reinvested in U.S. operations. Distributions from the Company’s U.S.-based subsidiaries to its U.K. intermediate holding company, James River UK, are subject to a 5% dividend withholding tax.
Bermuda
Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re during 2016 is calculated to be approximately $89.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which we believe may decrease this available dividend amount.
As of December 31, 2015, JRG Holdings had consolidated retained earnings of  $47.0 million, all of which was available for the payment of dividends to shareholders.
22.
Other Related Party Transactions

The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. As a result of being deemed the owner for accounting purposes, the building is recorded as an asset and the related financing obligation is recorded as a liability on the accompanying consolidated balance sheets. Since the arrangement did not qualify for sale-lease back treatment upon completion of the asset’s construction, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. Both the financing obligation and the lease had initial 10-year terms which started in 2007. In 2015, the term of the lease and financing obligation were extended until 2026. The arrangements provide for 2.0% fixed annual rent increases.
The Chairman of the Board and Chief Executive Officer of the Company owns a plane that the Company periodically leases. Total fees paid by the Company for the use of this plane were $211,000, $690,000, and $228,000 for 2015, 2014, and 2013, respectively.
Prior to the Company’s Offering, the Company had various compensation arrangements with one of the Company’s Independent Directors. Pursuant to these agreements, the director was paid $250,000 and $256,000 in director fees, Investment Committee Chairman service fees, and investment and other business consulting fees for 2014, and 2013, respectively. Upon the Company’s Offering, the Company entered into a consulting agreement (the “Consulting Agreement”) with this director. Under the terms of the Consulting Agreement, the director received $150,000 in 2015 for investment and other business consulting services. The Consulting Agreement is for one year and automatically renews for a one year term unless written notice is provided 30 days prior to the expiration of the term.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2015, 2014, and 2013

23.
Subsequent Events

On February 16, 2016, the Board of Directors declared a cash dividend of  $0.20 per share. The dividend is payable on March 28, 2016 to shareholders of record on March 14, 2016.
On February 16, 2016, the Board of Directors granted awards under the 2014 LTIP to the Company’s employees and directors. Non-qualified stock options for 706,203 shares were granted with an exercise price of  $32.07 per share and three year vesting period. RSUs for 58,660 shares were also awarded with a fair value on the date of grant of  $32.07 per share. The RSUs vest over one to three year periods, depending on the award.
24.
Unaudited Selected Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations:
	2015 Quarter				2015
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$131,258	$184,011	$148,236	$108,689	$572,194
Total revenues	126,467	120,227	133,123	125,104	504,921
Net income	9,377	12,489	18,961	12,670	53,497
Comprehensive income	13,326	(2,516)	20,547	6,970	38,327
Earnings per share:
Basic	$0.33	$0.44	$0.66	$0.44	$1.87
Diluted	$0.32	$0.43	$0.64	$0.43	$1.82
	2014 Quarter				2014
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$147,241	$96,960	$171,415	$103,151	$518,767
Total revenues	99,695	106,796	111,817	120,695	439,003
Net income	9,138	9,513	17,168	8,866	44,685
Comprehensive income	14,911	15,244	12,748	12,937	55,840
Earnings per share:
Basic	$0.32	$0.33	$0.60	$0.31	$1.57
Diluted	$0.32	$0.33	$0.60	$0.31	$1.55

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments — Other than Investments in Related Parties
Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$95,864	$103,457	$103,457
Residential mortgage-backed	137,308	136,887	136,887
Corporate	368,961	363,168	363,168
Commercial mortgage and asset-backed	130,231	130,696	130,696
Obligations of U.S. government corporations and agencies	89,734	90,163	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	73,255	73,255
Redeemable preferred stock	2,025	2,034	2,034
Total fixed maturity securities, available-for-sale	897,445	899,660	899,660
Fixed maturity securities, trading	5,053	5,046	5,046
Equity securities, available-for-sale
Preferred Stock	50,631	54,092	54,092
Common Stock	12,747	11,652	11,652
Total equity securities, available-for-sale	63,378	65,744	65,744
Bank loan participations, held-for-investment, net of allowance	191,700	180,086	191,700
Short-term investments	18,270	18,270	18,270
Other invested assets			15,349
Total invested assets			$1,195,769

(1)
Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

See accompany notes.

SCHEDULE II
J AMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
	December 31,
	2015	2014
	(in thousands)
Assets
Cash and cash equivalents	$1,976	$623
Investment in subsidiaries	891,627	893,365
Due from subsidiaries	—	247
Other assets	2,152	2,450
Total assets	$895,755	$896,685
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$3,243	$4,473
Senior debt	73,300	73,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	100,000	100,000
Due to subsidiaries	20,541	14,884
Other liabilities	1,705	179
Total liabilities	214,717	208,764
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	630,820	628,236
Retained earnings	47,026	41,323
Accumulated other comprehensive income	3,186	18,356
Total shareholders’ equity	681,038	687,921
Total liabilities and shareholders’ equity	$895,755	$896,685

See accompany notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Management fees from subsidiaries	$—	$2,600	$2,600
Other income	40	40	—
Total revenues	40	2,640	2,600
Expenses:
Other operating expenses	8,254	5,204	4,746
Other expenses	284	7,353	389
Interest expense	3,687	3,099	1,638
Total expenses	12,225	15,656	6,773
Loss before equity in net income of subsidiaries	(12,185)	(13,016)	(4,173)
Equity in net income of subsidiaries	65,682	57,701	71,510
Net income	$53,497	$44,685	$67,337
Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(15,170)	11,155	(39,245)
Total comprehensive income	$38,327	$55,840	$28,092

See accompany notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)
	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$53,497	$44,685	$67,337
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	157	203	129
Share based compensation expense	3,735	589	647
Equity in undistributed earnings of subsidiaries	(65,682)	(57,701)	(71,510)
Changes in operating assets and liabilities:	5,952	12,443	2,213
Net cash (used in) provided by operating activities	(2,341)	219	(1,184)
Investing activities
Dividends from subsidiaries	52,250	50,000	—
Purchases of property and equipment	—	—	(3)
Net cash provided by (used in) investing activities	52,250	50,000	(3)
Financing activities
Dividends paid	(47,405)	(69,998)	—
Merger with subsidiary	—	—	217
Senior debt issuance	10,000	30,300	43,000
Senior debt repayments	(10,000)	—	—
Subsidiary note issuance	—	—	100,000
Subsidiary note repayment	—	—	(11,000)
Contribution to subsidiary	—	(10,000)	(20,000)
Debt issue costs paid	—	(412)	(649)
Issuances of common shares under equity incentive plans	1,730	—	—
Common share repurchases	(6,461)	—	(110,760)
Excess tax benefits from equity incentive plan transactions	3,580	—	—
Net cash (used in) provided by financing activities	(48,556)	(50,110)	808
Change in cash and cash equivalents	1,353	109	(379)
Cash and cash equivalents at beginning of period	623	514	893
Cash and cash equivalents at end of period	$1,976	$623	$514
Supplemental information
Interest paid	$4,337	$3,733	$1,970

See accompany notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Notes to Condensed Financial Statements
1.   Accounting Policies
Organization
James River Group Holdings, Ltd. (the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance and reinsurance entities.
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
Estimates and Assumptions
Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)
	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2015
Excess and Surplus Lines	$15,266	$468,438	$114,369	$240,878	$13,427	$131,221	$42,069	$65,233	$253,285
Specialty Admitted	2,184	76,179	40,622	42,206	2,316	25,623	4,455	15,509	44,917
Casualty Reinsurance	43,304	240,705	146,113	178,121	22,706	122,172	51,226	58,507	172,830
Corporate and Other	—	—	—	—	6,386	—	—	18,554	—
Total	$60,754	$785,322	$301,104	$461,205	$44,835	$279,016	$97,750	$157,803	$471,032
December 31, 2014
Excess and Surplus Lines	$14,146	$432,220	$100,554	$195,786	$14,083	$108,146	$33,464	$53,427	$208,124
Specialty Admitted	1,838	54,544	25,295	28,449	2,320	15,179	3,306	13,237	36,228
Casualty Reinsurance	44,218	229,532	151,730	171,977	20,745	114,043	48,413	57,267	205,731
Corporate and Other	—	—	—	—	5,857	—	–	9,124	—
Total	$60,202	$716,296	$277,579	$396,212	$43,005	$237,368	$85,183	$133,055	$450,083
December 31, 2013
Excess and Surplus Lines	$11,435	$378,967	$89,630	$141,826	$15,489	$57,250	$23,518	$41,053	$155,064
Specialty Admitted	949	58,906	7,500	17,908	2,601	12,066	2,212	9,710	18,169
Casualty Reinsurance	33,820	208,579	121,402	168,344	21,907	115,170	45,918	55,734	151,933
Corporate and Other	—	—	—	—	5,376	—	—	8,307	—
Total	$46,204	$646,452	$218,532	$328,078	$45,373	$184,486	$71,648	$114,804	$325,166

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance
	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2015
Excess and Surplus Lines Written Premiums	$308,713	$55,432	$4	$253,285	—
Specialty Admitted Written Premiums	87,103	46,061	3,875	44,917	8.6%
Casualty Reinsurance Written Premiums	—	(331)	172,499	172,830	99.8%
Total Written Premiums	$395,816	$101,162	$176,378	$471,032	37.4%
Year Ended December 31, 2014
Excess and Surplus Lines Written Premiums	$252,707	$44,583	$—	$208,124	—
Specialty Admitted Written Premiums	57,454	23,152	1,926	36,228	5.3%
Casualty Reinsurance Written Premiums	—	949	206,680	205,731	100.5%
Total Written Premiums	$310,161	$68,684	$208,606	$450,083	46.3%
Year Ended December 31, 2013
Excess and Surplus Lines Written Premiums	$192,394	$37,330	$—	$155,064	—
Specialty Admitted Written Premiums	19,213	2,425	1,381	18,169	7.6%
Casualty Reinsurance Written Premiums	—	3,597	155,530	151,933	102.4%
Total Written Premiums	$211,607	$43,352	$156,911	$325,166	48.3%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$1,985	$1,061	$(268)	$2,778
Allowance for Credit Losses on Bank Loans	752	3,896	(338)	4,310
Total	$2,737	$4,957	$(606)	$7,088
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$1,701	$812	$(528)	$1,985
Allowance for Credit Losses on Bank Loans	242	752	(242)	752
Total	$1,943	$1,564	$(770)	$2,737
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$2,220	$459	$(978)	$1,701
Allowance for Credit Losses on Bank Loans	121	121	—	242
Total	$2,341	$580	$(978)	$1,943

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Deferred policy acquisition costs	$60,754	$60,202	$46,204
Reserve for losses and loss adjustment expenses	785,322	716,296	646,452
Unearned premiums	301,104	277,579	218,532
Net earned premiums	461,205	396,212	328,078
Net investment income	44,835	43,005	45,373
Losses and loss adjustment expenses incurred:
Current year	295,334	264,786	221,938
Prior year	(16,318)	(27,418)	(37,452)
Total losses and loss adjustment expenses incurred	279,016	237,368	184,486
Amortization of policy acquisition costs	97,750	85,183	71,648
Paid losses and loss adjustment expenses, net of reinsurance	214,524	175,311	191,410
Net written premiums	471,032	450,083	325,166