Form 10-Q
period 2016-03-31
James River Group Holdings, Ltd.
filed 2016-05-06
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke HM08, Bermuda

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
Yes  ☐     No  ☒

Number of shares of the registrant's common shares outstanding at May 5, 2016: 28,993,859

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•	a failure of any of the loss limitations or exclusions we employ;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	losses in our investment portfolio;

•	the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•	additional government or market regulation;

•	the impact of loss settlements made by ceding companies and fronting carriers on our reinsurance business;

•	a forced sale of investments to meet our liquidity needs;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	our underwriters and other associates taking excessive risks;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	insufficient capital to fund our operations;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cybersecurity incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	competition within the casualty insurance and reinsurance industry;

•	an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•	in the event our foreign subsidiaries no longer are exempt from U.S. income taxes or we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC;

•	the Company or our subsidiaries, James River Group Holdings UK Limited, a holding company incorporated under the laws of England and Wales, or JRG Reinsurance Company, Ltd., a Bermuda domiciled reinsurance company, becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•	the ownership of a significant portion of our outstanding shares by affiliates of D. E. Shaw & Co., L.P. (the “D.E. Shaw Affiliates”) and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders and additionally, the D.E. Shaw Affiliates having certain rights with respect to board representation and approval rights with respect to certain transactions;

•	changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends; and

•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or “SEC”.

Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2016	2015
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2016 – $910,281; 2015 – $897,445)	$927,698	$899,660
Trading, at fair value (amortized cost: 2016 – $5,053; 2015 – $5,053)	5,057	5,046
Equity securities available-for-sale, at fair value (cost: 2016 – $72,830; 2015 – $69,830)	78,186	74,111
Bank loan participations held-for-investment, at amortized cost, net of allowance	185,818	191,700
Short-term investments	19,799	19,270
Other invested assets	54,038	54,504
Total invested assets	1,270,596	1,244,291

Cash and cash equivalents	92,125	106,406
Accrued investment income	8,447	8,068
Premiums receivable and agents’ balances, net	201,279	176,685
Reinsurance recoverable on unpaid losses	141,739	131,788
Reinsurance recoverable on paid losses	4,304	11,298
Prepaid reinsurance premiums	48,133	44,146
Deferred policy acquisition costs	55,143	60,754
Intangible assets, net	39,379	39,528
Goodwill	181,831	181,831
Other assets	59,101	50,702
Total assets	$2,102,077	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	March 31,	December 31,
	2016	2015
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$814,327	$785,322
Unearned premiums	294,798	301,104
Payables to reinsurers	22,134	19,867
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	25,618	29,476
Other liabilities	47,275	46,335
Total liabilities	1,396,507	1,374,459

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2016 and 2015: $0.0002 par value; 200,000,000 shares authorized; 28,993,859 and 28,941,547 shares issued and outstanding, respectively	6	6
Preferred Shares – 2016 and 2015: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	632,744	630,820
Retained earnings	54,014	47,026
Accumulated other comprehensive income	18,806	3,186
Total shareholders’ equity	705,570	681,038
Total liabilities and shareholders’ equity	$2,102,077	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share amounts)
Revenues
Gross written premiums	$133,071	$131,258
Ceded written premiums	(26,170)	(22,599)
Net written premiums	106,901	108,659
Change in net unearned premiums	10,229	8,352
Net earned premiums	117,130	117,011

Net investment income	11,272	11,986
Net realized investment gains (losses)	547	(2,806)
Other income	2,380	276
Total revenues	131,329	126,467

Expenses
Losses and loss adjustment expenses	73,506	74,484
Other operating expenses	41,179	39,797
Other expenses	(12)	69
Interest expense	2,174	1,704
Amortization of intangible assets	149	149
Total expenses	116,996	116,203

Income before taxes	14,333	10,264
Income tax expense	1,496	887
Net income	12,837	9,377

Other comprehensive income:
Net unrealized gains, net of taxes of $657 in 2016 and $735 in 2015	15,620	3,949
Total comprehensive income	$28,457	$13,326

Per share data:
Basic earnings per share	$0.44	$0.33
Diluted earnings per share	$0.43	$0.32
Dividend declared per share	$0.20	$0.16

Weighted-average common shares outstanding:
Basic	28,953,008	28,540,350
Diluted	29,742,252	29,098,309

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2014	28,540,350	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	–	9,377	–	9,377
Other comprehensive income	–	–	–	–	3,949	3,949
Dividends	–	–	–	(4,621)		(4,621)
Compensation expense under stock incentive plans	–	–	911	–	–	911
Balances at March 31, 2015	28,540,350	$6	$629,147	$46,079	$22,305	$697,537

Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	–	–	–	12,837	–	12,837
Other comprehensive income	–	–	–	–	15,620	15,620
Dividends	–	–	–	(5,849)	–	(5,849)
Exercise of stock options and related excess tax benefits	52,312	–	735	–	–	735
Compensation expense under stock incentive plans	–	–	1,189	–	–	1,189
Balances at March 31, 2016	28,993,859	$6	$632,744	$54,014	$18,806	$705,570

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net cash provided by operating activities	$1,518	$25,030

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(73,162)	(26,258)
Sales – fixed maturity securities	32,533	12,027
Maturities and calls – fixed maturity securities	28,085	34,480
Purchases – equity securities	(3,000)	(7,998)
Bank loan participations:
Purchases	(14,100)	(31,117)
Sales	2,463	49,215
Maturities	17,580	14,784
Other invested assets:
Purchases	(375)	(19,400)
Return of Capital	849	–
Short-term investments, net	(529)	(29,364)
Securities receivable or payable, net	399	(18,501)
Purchases of property and equipment	(1,216)	(143)
Net cash used in investing activities	(10,473)	(22,275)

Financing activities
Dividends paid	(5,790)	(4,567)
Issuance of common shares under equity incentive plans	667	–
Common share repurchases	(224)	–
Excess tax benefits from equity incentive plan transactions	292	–
Repayments of financing obligations net of proceeds	(271)	(162)
Other financing	–	(54)
Net cash used in financing activities	(5,326)	(4,783)
Change in cash and cash equivalents	(14,281)	(2,028)
Cash and cash equivalents at beginning of period	106,406	73,383
Cash and cash equivalents at end of period	$92,125	$71,355

Supplemental information
Interest paid	$1,950	$1,802

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

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

The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:

•	James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). The Company contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.

•	James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•	James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, a Virginia domiciled insurance company, is authorized to write business in every state and the District of Columbia.

•	Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake Fire and Casualty will begin operations later in 2016.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) is a Bermuda domiciled reinsurer that provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are encouraged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited annual consolidated financial statements.

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

The Company holds interests in VIEs through certain equity method investments in limited liability companies (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $25.2 million and $26.0 million as of March 31, 2016 and December 31, 2015, respectively, representing the Company’s maximum exposure to loss.

Prospective Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies in all industries. The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09, Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU 2015-09 requires additional disclosures about short-duration contracts. The disclosures will focus on the liability for the reserves for losses and loss adjustment expenses. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 31, 2016.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies (continued)

While increased disclosures will be required by this ASU, the Company does not believe adoption will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to improve the recognition and measurement of financial instruments. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. The Company has not yet completed the analysis of how adopting this ASU will affect our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in-capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. This ASU is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating ASU 2016-09 to determine the potential impact that adopting the standard will have on its consolidated financial statements.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(in thousands)
March 31, 2016
Fixed maturity securities:
State and municipal	$87,709	$8,119	$	‒	$95,828
Residential mortgage-backed	143,072	2,330		(677)	144,725
Corporate	383,736	10,945		(6,412)	388,269
Commercial mortgage and asset-backed	132,055	1,933		(201)	133,787
Obligations of U.S. government corporations and agencies	90,707	727		‒	91,434
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,977	682		(10)	71,649
Redeemable preferred stock	2,025	‒		(19)	2,006
Total fixed maturity securities	910,281	24,736		(7,319)	927,698
Equity securities	72,830	6,385		(1,029)	78,186
Total investments available-for-sale	$983,111	$31,121		$(8,348)	$1,005,884

December 31, 2015
Fixed maturity securities:
State and municipal	$95,864	$7,728		$(135)	$103,457
Residential mortgage-backed	137,308	1,718		(2,139)	136,887
Corporate	368,961	3,988		(9,781)	363,168
Commercial mortgage and asset-backed	130,231	890		(425)	130,696
Obligations of U.S. government corporations and agencies	89,734	698		(269)	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	165		(232)	73,255
Redeemable preferred stock	2,025	9		-	2,034
Total fixed maturity securities	897,445	15,196		(12,981)	899,660
Equity securities	69,830	5,512		(1,231)	74,111
Total investments available-for-sale	$967,275	$20,708		$(14,212)	$973,771

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2016 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$76,350	$76,582
After one year through five years	293,358	294,610
After five years through ten years	139,306	144,089
After ten years	124,115	131,899
Residential mortgage-backed	143,072	144,725
Commercial mortgage and asset-backed	132,055	133,787
Redeemable preferred stock	2,025	2,006
Total	$910,281	$927,698

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2016
Fixed maturity securities:
Residential mortgage-backed	$8,279	$(7)	$41,226	$(670)	$49,505	$(677)
Corporate	42,833	(2,036)	7,529	(4,376)	50,362	(6,412)
Commercial mortgage and asset-backed	19,188	(44)	11,274	(157)	30,462	(201)
U.S. Treasury securities and obligations guaranteed by the U.S. government	11,757	(5)	2,200	(5)	13,957	(10)
Redeemable preferred stock	2,006	(19)	‒	‒	2,006	(19)
Total fixed maturity securities	84,063	(2,111)	62,229	(5,208)	146,292	(7,319)
Equity securities	2,987	(144)	6,077	(885)	9,064	(1,029)
Total investments available-for-sale	$87,050	$(2,255)	$68,306	$(6,093)	$155,356	$(8,348)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Fixed maturity securities:
State and municipal	$9,492	$(135)	$-	$-	$9,492	$(135)
Residential mortgage-backed	39,895	(465)	40,656	(1,674)	80,551	(2,139)
Corporate	177,149	(5,281)	6,433	(4,500)	183,582	(9,781)
Commercial mortgage and asset-backed	74,518	(339)	11,437	(86)	85,955	(425)
Obligations of U.S. government corporations and agencies	43,907	(231)	4,012	(38)	47,919	(269)
U.S. Treasury securities and obligations guaranteed by the U.S. government	49,452	(213)	2,186	(19)	51,638	(232)
Total fixed maturity securities	394,413	(6,664)	64,724	(6,317)	459,137	(12,981)
Equity securities	4,196	(172)	5,704	(1,059)	9,900	(1,231)
Total investments available-for-sale	$398,609	$(6,836)	$70,428	$(7,376)	$469,037	$(14,212)

The Company held securities of 53 issuers that were in an unrealized loss position at March 31, 2016 with a total fair value of $155.4 million and gross unrealized losses of $8.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At March 31, 2016, 84.7% of the Company’s fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2016 had an aggregate fair value of $9.9 million and an aggregate net unrealized loss of $4.7 million.

Management concluded that none of the fixed maturity securities with an unrealized loss at March 31, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at March 31, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

At March 31, 2015, the Company held two municipal bonds issued by the Commonwealth of Puerto Rico with a total par value of $4.5 million. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds, and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired at March 31, 2015. For the three months ended March 31, 2015, the Company recognized impairment losses of $660,000 on the bonds. The bonds were sold in the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The Company holds participations in two loans maturing in 2016 and 2017, that were issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans. At March 31, 2016, the allowance for credit losses on these loans was $385,000. The loans had a carrying value of $3.6 million at March 31, 2016 and unpaid principal of $4.3 million. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of $3.9 million at December 31, 2015 and unpaid principal of $4.6 million.

A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans have been negatively impacted by declining energy prices. At March 31, 2016, the Company’s oil and gas exposure in the bank loan portfolio was in seven loans with a carrying value of $15.8 million and an unrealized loss of $3.9 million. All of the loans are current at March 31, 2016. Management concluded that two of these loans were impaired as of March 31, 2016 and December 31, 2015. At March 31, 2016, these loans had a carrying value of $1.3 million, unpaid principal of $5.8 million and an allowance for credit losses of $4.2 million. At December 31, 2015, the loans had a carrying value of $1.7 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.9 million.

Management also concluded that one non-energy sector loan was impaired at March 31, 2016 and December 31, 2015. At March 31, 2016, the loan had a carrying value of $686,000, unpaid principal of $720,000, and an allowance for credit losses of $34,000. At December 31, 2015, the loan had a carrying value of $689,000, unpaid principal of $722,000, and an allowance for credit losses of $34,000.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2016 or December 31, 2015.

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

The average recorded investment in impaired bank loans was $5.9 million and $8.2 million during the three months ended March 31, 2016 and 2015, respectively. Investment income of $71,000 and $42,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $304,000 and net realized investment gains of $28,000 in the three months ended March 31, 2016 and 2015, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months ended March 31, 2016 includes $12,000 of net trading gains of which $12,000 relates to securities held at March 31, 2016.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturity securities:
Gross realized gains	$842	$1,187
Gross realized losses	(1)	(660)
	841	527

Bank loan participations:
Gross realized gains	60	290
Gross realized losses	(352)	(3,642)
	(292)	(3,352)

Equity securities:
Gross realized gains	–	–
Gross realized losses	–	–
	–	–

Short-term investments and other:
Gross realized gains	–	23
Gross realized losses	(2)	(4)
	(2)	19
Total	$547	$(2,806)

Realized investment gains or losses are determined on a specific identification basis.

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

			Investment Income (Loss)
	Carrying Value		Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2016	2015
	(in thousands)
Category
Renewable energy LLCs (a)	$25,228	$26,001	$681	$2,452
Renewable energy bridge financing notes (b)	6,500	6,500	244	625
Limited partnerships (c)	17,810	17,503	156	(159)
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$54,038	$54,504	$1,167	$3,004

(a)	The Company’s Corporate and Other segment owns equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.5 million and $662,000 for the three months ended March 31, 2016 and 2015, respectively.

(b)	The Company owns investments in bridge financing notes for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally mature in less than one year and carry primarily variable rates of interest ranging from 7.0% to 15.0%. Original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method. During the three months ended March 31, 2015, the Company invested a total of $19.4 million in these notes.

(c)	The Company owns investments in limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of $2.2 million at March 31, 2016 and recognized investment income of $92,000 and investment losses of $159,000 for the three months ended March 31, 2016 and 2015, respectively. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate & Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $15.6 million at March 31, 2016. Investment income of $64,000 was recognized on the investments for the three months ended March 31, 2016. At March 31, 2016, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $3.3 million in a limited partnership that invests in loans of middle market private equity sponsored companies.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

(d)	The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 in both three months ended March 31, 2016 and 2015. The Company’s Chairman and Chief Executive Officer is the Lead Independent Director of the bank holding company and is an investor in the bank holding company. Additionally, one of the Company’s directors is an investor in the bank holding company and a lender to the bank holding company. The Company’s Chief Financial Officer is a former investor in the bank holding company.

The Company holds common shares issued by the bank holding company. The shares, which are publicly traded, are classified as available-for-sale equity securities and carried at fair value ($7.9 million at March 31, 2016 and $8.4 million at December 31, 2015). Income of $199,000 was recognized on the shares for the three months ended March 31, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2016, is carried as a short-term investment. Interest income of $1,000 was recognized on this investment for both the three months ended March 31, 2016 and 2015.

Two of the Company’s directors were members of the board of managers of First Wind Capital, LLC (“First Wind”) until January 29, 2015, which is an affiliate of the Company’s largest shareholder. At December 31, 2014, the Company held fixed maturity securities with a fair value of $12.6 million issued by First Wind. These securities were called in March 2015, resulting in a realized gain of $845,000. Also at December 31, 2014, the Company held a bank loan participation with a carrying value of $4.6 million from an affiliate of First Wind. The loan was repaid in full in January 2015.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2016 and December 31, 2015.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

3.	Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2016		December 31, 2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	3,596	11,611	3,447
Identifiable intangible assets subject to amortization		11,611	3,596	11,611	3,447
		$42,975	$3,596	$42,975	$3,447

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Three months ended March 31, 2016
Basic	$12,837	28,953,008	$0.44
Common share equivalents	–	789,244	(0.01)
Diluted	$12,837	29,742,252	$0.43

Three months ended March 31, 2015
Basic	$9,377	28,540,350	$0.33
Common share equivalents	–	557,959	(0.01)
Diluted	$9,377	29,098,309	$0.32

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months ended March 31, 2016, all common share equivalents are dilutive. For the three months ended March 31, 2015, common share equivalents of 993,518 shares were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$653,534	$589,042
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	78,173	76,973
Prior years	(4,667)	(2,489)
Total incurred losses and loss and adjustment expenses	73,506	74,484
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	1,944	5,002
Prior years	52,508	43,555
Total loss and loss adjustment expense payments	54,452	48,557
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	672,588	614,969
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	141,739	129,616
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$814,327	$744,585

The Company experienced $4.7 million of favorable reserve development in the three months ended March 31, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $4.4 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2013, 2014, and 2015 accident years which were offset partially by unfavorable development in the 2012 accident year. This favorable development occurred because our actuarial studies at March 31, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. An additional $311,000 of favorable development occurred in the Specialty Admitted Insurance segment, as favorable development in the 2012 and 2013 accident years exceeded adverse development in the 2015 accident year. The Company also experienced $37,000 of adverse development for the Casualty Reinsurance segment.

A $2.5 million reserve redundancy developed in the three months ended March 31, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $4.9 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014 and 2013 accident years. This favorable development occurred because our actuarial studies at March 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced an insignificant amount (seven thousand dollars) of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $2.5 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2011 underwriting year that experienced higher loss development in 2015 than expected.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Unrealized gains arising during the period, before U.S. income taxes	$17,118	$5,211
U.S. income taxes	(930)	(541)
Unrealized gains arising during the period, net of U.S. income taxes	16,188	4,670
Less reclassification adjustment:
Net realized investment gains	841	527
U.S. income tax (expense) benefit	(273)	194
Reclassification adjustment for investment gains realized in net income	568	721
Other comprehensive income	$15,620	$3,949

7.	Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $90.0 million of letters of credit were issued through March 31, 2016, which were secured by deposits of $112.6 million. Under a $102.5 million facility, $36.2 million of letters of credit were issued through March 31, 2016, which were secured by deposits of $49.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $235.2 million at March 31, 2016.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Fee income of $2.3 million and $220,000 was included in underwriting profit for the three months ended March 31, 2016 and 2015, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2016
Gross written premiums	$82,108	$28,687	$22,276	$–	$133,071
Net earned premiums	65,505	11,405	40,220	–	117,130
Underwriting profit of insurance segments	9,204	475	334	–	10,013
Net investment income	3,286	611	6,227	1,148	11,272
Interest expense	–	–	–	2,174	2,174
Segment revenues	71,790	12,047	46,308	1,184	131,329
Segment goodwill	181,831	–	–	–	181,831
Segment assets	692,517	190,515	1,121,576	97,469	2,102,077

Three Months Ended March 31, 2015
Gross written premiums	$75,718	$20,926	$34,614	$–	$131,258
Net earned premiums	59,400	9,555	48,056	–	117,011
Underwriting profit (loss) of insurance segments	7,443	(155)	41	–	7,329
Net investment income	3,366	519	5,061	3,040	11,986
Interest expense	–	–	–	1,704	1,704
Segment revenues	61,038	10,202	52,152	3,075	126,467
Segment goodwill	181,831	–	–	–	181,831
Segment assets	694,968	142,513	1,046,998	107,974	1,992,453

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$9,204	$7,443
Specialty Admitted Specialty Insurance	475	(155)
Casualty Reinsurance	334	41
Total underwriting profit of insurance segments	10,013	7,329
Other operating expenses of the Corporate and Other segment	(5,252)	(4,379)
Underwriting profit	4,761	2,950
Net investment income	11,272	11,986
Net realized investment gains (losses)	547	(2,806)
Amortization of intangible assets	(149)	(149)
Other income and expenses	76	(13)
Interest expense	(2,174)	(1,704)
Income before taxes	$14,333	$10,264

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Amortization of policy acquisition costs	$23,081	$24,502
Other underwriting expenses of the operating segments	12,846	10,916
Other operating expenses of the Corporate and Other segment	5,252	4,379
Total	$41,179	$39,797

Other expenses for the three months ended March 31, 2016 and 2015 were ($12,000) and $69,000, respectively, comprised of expenses associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes.

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

To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2014.

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2016 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$95,828	$–	$95,828
Residential mortgage-backed	–	144,725	–	144,725
Corporate	–	388,269	–	388,269
Commercial mortgage and asset-backed	–	128,787	5,000	133,787
Obligations of U.S. government corporations and agencies	–	91,434	–	91,434
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,936	713	–	71,649
Redeemable preferred stock	–	2,006	–	2,006
Total fixed maturity securities	70,936	851,762	5,000	927,698
Equity securities:
Preferred stock	–	55,063	–	55,063
Common stock	22,389	734	–	23,123
Total equity securities	22,389	55,797	–	78,186
Total available-for-sale securities	$93,325	$907,559	$5,000	$1,005,884
Trading securities:
Fixed maturity securities	$1,249	$3,808	$–	$5,057
Short-term investments	$1,100	$18,699	$–	$19,799

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$103,457	$–	$103,457
Residential mortgage-backed	–	136,887	–	136,887
Corporate	–	363,168	–	363,168
Commercial mortgage and asset-backed	–	125,696	5,000	130,696
Obligations of U.S. government corporations and agencies	–	90,163	–	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,542	713	–	73,255
Redeemable preferred stock	–	2,034	–	2,034
Total fixed maturity securities	72,542	822,118	5,000	899,660
Equity securities:
Preferred stock	–	54,092	–	54,092
Common stock	19,285	734	–	20,019
Total equity securities	19,285	54,826	–	74,111
Total available-for-sale securities	$91,827	$876,944	$5,000	$973,771
Trading securities:
Fixed maturity securities	$1,244	$3,802	$–	$5,046
Short-term investments	$2,926	$16,344	$–	$19,270

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months ended March 31, 2016 and 2015. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at March 31, 2016 and December 31, 2015.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015. The Company recognizes transfers between levels at the beginning of the reporting period.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

There were no realized gains or losses included in earnings for the three months ended March 31, 2016 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at March 31, 2016.

The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
March 31, 2016
Bank loan participations held-for-investment	$–	$–	$2,337	$2,337

December 31, 2015
Bank loan participations held-for-investment	$–	$–	$2,342	$2,342

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.3 million at March 31, 2016 and December 31, 2015.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2016, there were bank loan participations with an unpaid principal balance of $4.8 million and a carrying value of $4.2 million for which external sources were unavailable to determine fair value. At December 31, 2015, there were bank loan participations with an unpaid principal balance of $5.3 million and a carrying value of $4.6 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets
Available-for-sale:
Fixed maturity securities	$927,698	$927,698	$899,660	$899,660
Equity securities	78,186	78,186	74,111	74,111
Trading:
Fixed maturity securities	5,057	5,057	5,046	5,046
Bank loan participations held-for-investment	185,818	174,009	191,700	180,086
Cash and cash equivalents	92,125	92,125	106,406	106,406
Short-term investments	19,799	19,799	19,270	19,270
Other invested assets – notes receivable	11,000	12,574	11,000	12,548

Liabilities
Senior debt	88,300	82,380	88,300	79,539
Junior subordinated debt	104,055	92,019	104,055	84,594

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2016 and December 31, 2015 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2016 and December 31, 2015, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at March 31, 2016 and December 31, 2015 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

The Company issued 52,312 common shares in the first quarter of 2016 related to stock option exercises, increasing the number of common shares outstanding to 28,993,859 at March 31, 2016.

On February 16, 2016, the Board of Directors declared a cash dividend of $0.20 per common share. The dividend totaled $5.8 million and was paid on March 28, 2016 to shareholders of record on March 14, 2016. On February 17, 2015, the Board of Directors declared a cash dividend of $0.16 per common share. The dividend totaled $4.6 million and was paid on March 31, 2015 to shareholders of record on March 16, 2015.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

Equity Incentive Plans

The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors. Under the Legacy Plan, employees received non-qualified stock options. Options are outstanding under the Legacy Plan; however, no additional awards may be granted under such plan.

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at March 31, 2016, 1,086,657 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at March 31, 2016, 38,180 shares are available for grant.

All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), during the 12-month period following a Change in Control (as defined).

On February 16, 2016, the Board of Directors granted awards under the 2014 LTIP and 2014 Director Plan to the Company’s employees and directors. Non-qualified stock options for 706,203 shares were granted with an exercise price of  $32.07 per share and a three year vesting period. RSUs for 58,663 shares were also awarded with a fair value on the date of grant of $32.07 per share. The RSUs vest over one to three year periods, depending on the award.

Options

The following table summarizes the option activity:

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,058,085	$18.11	3,104,768	$17.27
Granted	706,203	$32.07	–	$–
Exercised	(80,616)	$16.52	–	$–
Forfeited	(3,362)	$21.00	–	$–
End of period	2,680,310	$21.83	3,104,768	$17.27
Exercisable, end of period	1,165,401	$16.81	1,804,374	$15.48

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2016 and 2015:

	Shares	Weighted- Average Grant Date Fair Value
March 31, 2016
Unvested, beginning of period	234,922	$21.00
Granted	58,663	$32.07
Unvested, end of period	293,585	$23.21

March 31, 2015
Unvested, beginning of period	340,474	$21.00
Granted	–	$–
Unvested, end of period	340,474	$21.00

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Share based compensation expense	$1,189	$911
U.S. tax benefit on share based compensation expense	336	248

As of March 31, 2016, the Company had $11.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.8 years and 3.3 years, respectively.

12.	Subsequent Events

On May 3, 2016, the Board of Directors declared a cash dividend of $0.20 per common share. The dividend is payable on June 30, 2016 to shareholders of record on June 13, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our underwriting profit for the three months ended March 31, 2016 was $4.8 million. In the prior year, for the same period, we had an underwriting profit of $3.0 million. The improvement in our underwriting results in the first quarter of 2016 compared to the first quarter of 2015 was a direct result of increased operating performance at all of our insurance segments.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”);

•	The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment has admitted licenses in 48 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, we are growing our fronting business and our other commercial lines through our program business;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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

The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, goodwill and intangible assets, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

The following table summarizes our results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)

Gross written premiums	$133,071	$131,258	1.4%
Net retention (1)	80.3%	82.8%
Net written premiums	$106,901	$108,659	(1.6)%

Net earned premiums	$117,130	$117,011	0.1%
Losses and loss adjustment expenses	(73,506)	(74,484)	(1.3)%
Other operating expenses	(38,863)	(39,577)	(1.8)%
Underwriting profit (2), (3)	4,761	2,950	61.4%
Net investment income	11,272	11,986	(6.0)%
Net realized investment gains (losses)	547	(2,806)	‒
Other income and expenses	76	(13)	‒
Interest expense	(2,174)	(1,704)	27.6%
Amortization of intangible assets	(149)	(149)	‒
Income before taxes	14,333	10,264	39.6%
Income tax expense	1,496	887	68.7%
Net income	$12,837	$9,377	36.9%
Net operating income	$12,838	$11,691	9.8%
Ratios:
Loss ratio	62.8%	63.7%
Expense ratio	33.2%	33.8%
Combined ratio	95.9%	97.5%

(1) Net retention is defined as the ratio of net written premiums to gross written premiums.

(2) See “Reconciliation of Non-GAAP Measures” for further detail.

(3) Included in underwriting results for the three months ended March 31, 2016 and 2015 is fee income (net of expenses) of $2.0 million and $523,000, respectively.

The Company had an underwriting profit of $4.8 million for the three months ended March 31, 2016. This compares to an underwriting profit of $3.0 million for the same period in the prior year.

The results of operations for the three months ended March 31, 2016 and 2015 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $547,000 and net realized investment losses of $2.8 million for the three months ended March 31, 2016 and

2015, respectively. In the first quarter of 2016, net realized investment gains are comprised principally of realized gains of $842,000 on the sale of fixed maturity securities net of $352,000 of impairment losses on energy sector bank loans. In the first quarter of 2015, we sold certain of our energy sector bank loans whose market values had declined significantly in response to declining oil and gas prices. We had realized losses of $3.4 million on these bank loan sales.

We define net operating income as net income excluding certain non-operating items such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of a registration statement for the offering of securities, severance costs associated with terminated employees, and interest and other expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the three months ended March 31, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended March 31,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$14,333	$12,837	$10,264	$9,377
Net realized investment (gains) losses	(547)	(307)	2,806	2,162
Other expenses	(12)	(8)	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	486	316	165	107
Net operating income	$14,260	$12,838	$13,304	$11,691

Our combined ratio for the three months ended March 31, 2016 was 95.9%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2016 includes $4.7 million, or 4.0 percentage points, of net favorable development on prior accident years, including $4.4 million of net favorable development from the Excess and Surplus Lines segment and $311,000 of net favorable reserve development from the Specialty Admitted Insurance segment offset by $37,000 of net adverse development from the Casualty Reinsurance segment.

In the prior year, the combined ratio for the three months ended March 31, 2015 was 97.5%. This ratio included $2.5 million, or 2.1 percentage points, of net favorable reserve development on prior accident years, including $4.9 million of net favorable reserve development from the Excess and Surplus Lines segment and $7,000 of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.5 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio improved from 33.8% for the three months ended March 31, 2015 to 33.2% for the three months ended March 31, 2016.

All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate level of statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$82,108	$75,718	8.4%
Specialty Admitted Insurance	28,687	20,926	37.1%
Casualty Reinsurance	22,276	34,614	(35.6)%
	$133,071	$131,258	1.4%

Net written premiums:
Excess and Surplus Lines	$71,535	$62,296	14.8%
Specialty Admitted Insurance	13,046	11,474	13.7%
Casualty Reinsurance	22,320	34,889	(36.0)%
	$106,901	$108,659	(1.6)%

Net earned premiums:
Excess and Surplus Lines	$65,505	$59,400	10.3%
Specialty Admitted Insurance	11,405	9,555	19.4%
Casualty Reinsurance	40,220	48,056	(16.3)%
	$117,130	$117,011	0.1%

Our Excess and Surplus Lines and Specialty Admitted Insurance segments experienced significant growth in gross written premiums during the first quarter of 2016, while our Casualty Reinsurance segment experienced a significant decline in gross written premiums during the same period. Premiums for the Company for the three months ended March 31, 2016 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 61.7% of our consolidated gross written premiums) for the three months ended March 31, 2016 increased 8.4% over the prior year. Gross written premiums excluding commercial auto policies increased 1.5%, as policy submissions excluding commercial auto policies were 14.6% higher and 7.8% more policies were bound in the three months ended March 31, 2016 than in the three months ended March 31, 2015. Average premiums for non-commercial auto policies bound in the three months ended March 31, 2016 were 8.6% lower than for those bound in the three months ended March 31, 2015. For the three months ended March 31, 2016, the increase in gross written premiums compared to the comparable period in 2015 was most notable in our:

•	Commercial Auto division (representing 26.4% of this segment’s 2016 business) which increased $5.5 million (or 34.1%);

•	Excess Casualty division (representing 8.8% of this segment’s 2016 business) which decreased by $1.3 million (or 14.9%);

•	Allied Health division (representing 6.5% of this segment’s 2016 business) which increased $591,000 (or 12.4%); and

•	Small Business division (representing 2.5% of this segment’s 2016 business) which increased $538,000 (or 36.2%).

Gross written premiums for the Specialty Admitted Insurance segment (which represents 21.6% of our consolidated gross written premiums) for the three months ended March 31, 2016 were 37.1% higher than those of the prior year. Gross written premiums for the first quarter of 2016 included $18.0 million of premiums from its program and fronting business, up 70.1% from $10.6 million in the first three months of 2015. The segment’s workers’ compensation gross written premiums of $10.7 million were up 3.3% in the first quarter of 2016 over the first quarter of 2015.

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three months ended March 31, 2016 by $665,000 compared to $402,000 in the three months ended March 31, 2015.

The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)

Workers’ compensation premium	$9,354	$9,432	(0.8)%
Audit premium on workers’ compensation policies	665	402	65.4%
Allocation of involuntary workers’ compensation pool	665	511	30.1%
	10,684	10,345	3.3%

Program and fronting business	18,003	10,581	70.1%
	$28,687	$20,926	37.1%

A significant portion of the program and fronting business is reinsured. As a result, our net written premium for this segment has not increased as much as the increase in our gross written premiums.

Gross written premiums for the Casualty Reinsurance segment (which represents 16.7% of our consolidated gross written premiums) decreased 35.6% to $22.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to other property and casualty treaties. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits. This premium decrease is due primarily to premium adjustments for policies written in prior years. For the quarter ended March 31, 2016, these adjustments reduced gross written premiums by $10.0 million. Conversely, premium adjustments in the first quarter of 2015 increased gross written premiums by $7.3 million.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2016	2015

Excess and Surplus Lines	87.1%	82.3%
Specialty Admitted Insurance	45.5%	54.8%
Casualty Reinsurance	100.2%	100.8%
Total	80.3%	82.8%

The net premium retention for the Excess and Surplus Lines segment increased from 82.3% in the first quarter of 2015 to 87.1% in the first quarter of 2016 due to both increased retention and increased premium on our commercial auto business.

The net premium retention for the Specialty Admitted Insurance segment decreased from 54.8% for the three months ended March 31, 2015 to 45.5% for the three months ended March 31, 2016. The decrease is driven by the 70.1% growth in the segment’s program and fronting business, which generally has much lower net premium retention than our workers’ compensation business. For the three months ended March 31, 2016, the net retention on the segment’s program and fronting business was 18.8% (19.8% in the three months ended March 31, 2015), while the net retention on the workers’ compensation business was 90.5% (90.6% in the three months ended March 31, 2015).

The net retention for the Casualty Reinsurance segment for the three months ended March 31, 2016 and 2015 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2016	2015

Excess and Surplus Lines	85.9%	87.5%
Specialty Admitted Insurance	95.8%	101.6%
Casualty Reinsurance	99.2%	99.9%
Total	95.9%	97.5%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)

Gross written premiums	$82,108	$75,718	8.4%
Net written premiums	$71,535	$62,296	14.8%

Net earned premiums	$65,505	$59,400	10.3%
Losses and loss adjustment expenses	(40,663)	(35,842)	13.5%
Underwriting expenses	(15,638)	(16,115)	(3.0)%
Underwriting profit (1), (2)	$9,204	$7,443	23.7%

Ratios:
Loss ratio	62.1%	60.3%	–
Expense ratio	23.9%	27.1%	–
Combined ratio	85.9%	87.5%	–

(1)	See – “Reconciliation of Non-GAAP Measures”

(2)	Underwriting results include fee income of $2.3 million and $220,000 for the three months ended March 31, 2016 and 2015, respectively

The combined ratio of the Excess and Surplus Lines segment for the three months ended March 31, 2016 was 85.9%, comprised of a loss ratio of 62.1% and an expense ratio of 23.9%. The combined ratio for the three months ended March 31, 2015 was 87.5%, comprised of a loss ratio of 60.3% and an expense ratio of 27.1%.

The loss ratio of 62.1% for the three months ended March 31, 2016 includes $4.4 million, or 6.7 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The loss ratio of 60.3% for the three months ended March 31, 2015 includes $4.9 million, or 8.3 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for this segment dropped from 27.1% for the three months ended March 31, 2015 to 23.9% for the three months ended March 31, 2016 due to growth in fee income (net of expenses) from $220,000 for the three months ended March 31, 2015 to $1.6 million for the three months ended March 31, 2016. Fee income reduced our expense ratio by 0.4 percentage points in the first quarter of 2015 and by 2.4 percentage points in the first quarter of 2016.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 23.7% from $7.4 million for the three months ended March 31, 2015 to $9.2 million for the three months ended March 31, 2016.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)

Gross written premiums	$28,687	$20,926	37.1%
Net written premiums	$13,046	$11,474	13.7%

Net earned premiums	$11,405	$9,555	19.4%
Losses and loss adjustment expenses	(6,600)	(5,796)	13.9%
Underwriting expenses	(4,330)	(3,914)	10.6%
Underwriting profit (loss) (1), (2)	$475	$(155)	–

Ratios:
Loss ratio	57.9%	60.7%	–
Expense ratio	38.0%	41.0%	–
Combined ratio	95.8%	101.6%	–

(1)	See – “Reconciliation of Non-GAAP Measures.”
(2)	Underwriting results include fee income of $397,000 and $303,000 for the three months ended March 31, 2016 and 2015, respectively.

The combined ratio of the Specialty Admitted Insurance segment for the three months ended March 31, 2016 was 95.8%, comprised of a loss ratio of 57.9% and an expense ratio of 38.0%. This compares to the prior year’s combined ratio of 101.6%, comprised of a loss ratio of 60.7% and an expense ratio of 41.0%.

The loss ratio for the three months ended March 31, 2016 includes $311,000, or 2.7 percentage points, of net favorable reserve development on prior accident years, as favorable development in the 2012 and 2013 accident years exceeded adverse development in the 2015 accident year. The loss ratio for the three months ended March 31, 2015 includes an insignificant amount (seven thousand dollars) of net favorable development on prior accident years. The favorable development reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of 38.0% for the three months ended March 31, 2016 declined from 41.0% the prior year. The higher expense ratio in the prior year for this segment was a function of the infrastructure and personnel costs associated with the 70.1% increase in this segment’s program and fronting business. Gross written premiums on program and fronting business grew from $10.6 million in the first quarter of 2015 to $18.0 million for the three months ended March 31, 2016.

As a result of the items discussed above, the underwriting results of the Specialty Admitted Insurance segment improved from an underwriting loss of $155,000 for the three months ended March 31, 2015 to an underwriting profit of $475,000 for the three months ended March 31, 2016.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
	($ in thousands)

Gross written premiums	$22,276	$34,614	(35.6)%
Net written premiums	$22,320	$34,889	(36.0)%

Net earned premiums	$40,220	$48,056	(16.3)%
Losses and loss adjustment expenses	(26,243)	(32,846)	(20.1)%
Underwriting expenses	(13,643)	(15,169)	(10.1)%
Underwriting gain (1)	$334	$41	714.6%

Ratios:
Loss ratio	65.2%	68.3%	–
Expense ratio	33.9%	31.6%	–
Combined ratio	99.2%	99.9%	–

(1) See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional insurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three months ended March 31, 2016 was 99.2%, comprised of a loss ratio of 65.2% and an expense ratio of 33.9%. In the prior year, the combined ratio for the first quarter was 99.9%, comprised of a loss ratio of 68.3% and an expense ratio of 31.6%.

The loss ratio for the three months ended March 31, 2016 includes $37,000, or 0.1 percentage points, of net adverse reserve development in our loss estimates for prior accident years. The loss ratio for the three months ended March 31, 2015 includes $2.5 million, or 5.1 percentage points, of adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment increased from 31.6% for the three months ended March 31, 2015 to 33.9% for the three months ended March 31, 2016. The $2.5 million of adverse reserve development in the first quarter of 2015 resulted in sliding scale commission adjustments that reduced our expense ratio in that quarter. Since there was virtually no adverse reserve development for the three months ended March 31, 2016, there were not significant sliding scale commission adjustments reducing the expense ratio in the first quarter of 2016.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting gain of $334,000 for the three months ended March 31, 2016 and an underwriting gain of $41,000 for the three months ended March 31, 2015.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2016 was $814.3 million. Of this amount, 69.2% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2015. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$97,934	$394,036	$491,970
Specialty Admitted Insurance	40,167	42,026	82,193
Casualty Reinsurance	112,379	127,785	240,164
Total	$250,480	$563,847	$814,327

At March 31, 2016, the amount of net reserves of $672.6 million that related to IBNR was 69.0%. This amount was 68.0% at December 31, 2015. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$84,696	$315,817	$400,513
Specialty Admitted Insurance	26,088	25,092	51,180
Casualty Reinsurance	97,788	123,107	220,895
Total	$208,572	$464,016	$672,588

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

For the three months ended March 31, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $5.3 million and $4.4 million, respectively. The increase in these expenses was primarily related to increases in stock compensation expense resulting from the options and restricted stock units granted in February 2016 and increases in public company expenses and other professional service fees.

Investing Results

Net investment income for the three months ended March 31, 2016 and 2015 was $11.3 million and $12.0 million, respectively. The lower net investment income primarily reflects a decrease in income from the Company’s renewable energy investments from $2.5 million in the three months ended March 31, 2015 to $682,000 in the three months ended March 31, 2016. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholder, and together, the carrying value of these investments was $25.2 million at March 31, 2016. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Absent these investments, the remaining balance of our net investment income increased by $1.1 million (11.1%) over the first quarter of the prior year to $10.6 million (from $9.5 million) principally due to a reallocation of over $140.0 million of our portfolio from short-term investments to longer duration fixed maturity securities. This increase in net investment income was also due to a 3.4% increase in our average cash and invested assets in the first quarter of 2016 compared to the first quarter of 2015 and an increase in the average duration of our portfolio to 3.6 years at March 31, 2016.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Fixed maturity securities	$6,535	$5,699
Bank loan participations	2,981	3,183
Equity securities	1,412	1,061
Other invested assets	1,167	3,004
Cash, cash equivalents, and short-term investments	117	37
Trading gains	12	6
Gross investment income	12,224	12,990
Investment expense	(952)	(1,004)
Net investment income	$11,272	$11,986

The following table summarizes our investment returns:

	Three Months Ended
	March 31,
	2016	2015

Annualized gross investment yield on:
Average cash and invested assets	3.6%	4.0%
Average fixed maturity securities	3.4%	3.2%

Of our total cash and invested assets of $1,362.7 million at March 31, 2016, $92.1 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,005.9 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $185.8 million of bank loan participations, $19.8 million of short-term investments, $54.0 million of other invested assets, and $5.1 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $185.8 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $4.6 million. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2016 and December 31, 2015, the fair market value of these securities was $174.0 million and $180.1 million, respectively.

For the three months ended March 31, 2016, we recognized net realized investment gains of $547,000. These realized investment gains included $842,000 of realized investment gains recognized on the sale of fixed maturities. These realized investment gains were partially offset by $352,000 in impairment losses primarily related to our investment exposure to certain oil and gas loans in the energy sector. For the three months ended

March 31, 2015, the Company recognized net realized investment losses of $2.8 million. The realized investment losses included $3.4 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.2 million of net realized investment gains recognized on the sale of fixed maturities.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In connection with this review for the three months ended March 31, 2015, the Company wrote down two municipal bonds issued by the Commonwealth of Puerto Rico that were considered other than temporarily impaired. Puerto Rico’s weak economic conditions and heavy debt burden has heightened the risk of default on these bonds. The Company recognized impairment losses of $660,000 on these bonds for the three months ended March 31, 2015. These bonds were sold in the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales.

At March 31, 2016, the Company holds participations in two loans issued by companies that produce and sell power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about its ability to make full and timely payments on the debt obligations held by the Company. Management concluded that the loans were impaired and at March 31, 2016, the allowance for credit losses on these loans was $385,000. The impaired loans have a carrying value of $3.6 million at March 31, 2016 and unpaid principal of $4.3 million.

The Company currently holds bank loans of oil and gas companies in the energy sector. The market values of these loans have declined significantly in response to declining energy prices. At March 31, 2016, the Company’s oil and gas exposure in the bank loan portfolio was in seven loans with a carrying value of $15.8 million and an unrealized loss of $3.9 million. All of the loans are current at March 31, 2016. Management concluded that two of these loans were impaired as of March 31, 2016. The loans had a carrying value of $1.3 million, unpaid principal of $5.8 million and an allowance for credit losses of $4.2 million. The impairment charge to net realized investment losses on these two loans in the first quarter of 2016 was $352,000. At March 31, 2015, management concluded that two oil and gas loans (different from those in 2016) were impaired. The loans had a carrying value of $2.2 million, unpaid principal of $2.4 million and an allowance for credit losses of $86,000. The impairment charge to net realized investment losses on these two loans in the first quarter of 2015 was $86,000.

At March 31, 2016, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $22.8 million representing 2.3% of the cost or amortized cost of the portfolio. Additionally, at March 31, 2016, 84.7% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at March 31, 2016 had an aggregate fair value of $9.9 million and an aggregate net unrealized loss of $4.7 million. The average duration of our investment portfolio was 3.6 years at March 31, 2016.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	March 31, 2016			December 31, 2015
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$87,709	$95,828	9.5%	$95,864	$103,457	10.6%
Residential mortgage-backed	143,072	144,725	14.4%	137,308	136,887	14.1%
Corporate	383,736	388,269	38.6%	368,961	363,168	37.3%
Commercial mortgage and asset-backed	132,055	133,787	13.3%	130,231	130,696	13.4%
Obligations of U.S. government corporations and agencies	90,707	91,434	9.1%	89,734	90,163	9.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,977	71,649	7.1%	73,322	73,255	7.5%
Redeemable preferred stock	2,025	2,006	0.2%	2,025	2,034	0.2%
Total	910,281	927,698	92.2%	897,445	899,660	92.4%
Equity securities:
Preferred stock	50,631	55,063	5.5%	50,631	54,092	5.5%
Common stock	22,199	23,123	2.3%	19,199	20,019	2.1%
Total	72,830	78,186	7.8%	69,830	74,111	7.6%
Total investments	$983,111	$1,005,884	100.0%	$967,275	$973,771	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of March 31, 2016:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$128,885	13.8%
AA	412,749	44.3%
A	247,953	26.6%
BBB	133,303	14.3%
BB	4,635	0.5%
Below BB and unrated	5,230	0.5%
Total	$932,755	100.0%

At March 31, 2016, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $377.4 million. A summary of these securities by industry segment is shown below as of March 31, 2016:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$260,145	67.0%
Financial	64,834	16.7%
Utilities	63,290	16.3%
Total	$388,269	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of March 31, 2016:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$365,987	94.3%
Privately placed	22,282	5.7%
Total	$388,269	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	March 31, 2016
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$76,350	$76,582	8.3%
After one year through five years	293,358	294,610	31.8%
After five years through ten years	139,306	144,089	15.5%
After ten years	124,115	131,899	14.2%
Residential mortgage-backed	143,072	144,725	15.6%
Commercial mortgage and asset-backed	132,055	133,787	14.4%
Redeemable preferred stock	2,025	2,006	0.2%
Total	$910,281	$927,698	100.0%

At March 31, 2016, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.

Interest Expense

Interest expense was $2.2 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense was primarily due to a $321,000 increase in interest expense on a leased building that the Company is deemed to own for accounting purposes, from $165,000 for the first quarter of 2015 to $486,000 for the first quarter of 2016.

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

On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. On May 20, 2015 under a provision of the credit agreement, we requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to a total capacity of $102.5 million. At March 31, 2016, the Company had $36.2 million letters of credit issued under the $102.5 million secured facility and a drawn balance of $73.3 million outstanding on the $112.5 million unsecured facility.

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

The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2016 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2016. All of these securities are currently redeemable at par.

At March 31, 2016 and December 31, 2015, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 21.4% and 22.0%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended March 31, 2016 and 2015.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 9.6% and 12.0% of our available-for-sale securities at March 31, 2016 and 2015, respectively) and dividends received income. For the three months ended March 31, 2016 and 2015, our U.S. federal income tax expense was 10.4% and 8.6% of income before taxes, respectively.

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

The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re in 2016 is calculated to be approximately $89.4 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations which could decrease this available dividend amount. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2016 without regulatory approval is $19.8 million.

At March 31, 2016, the Bermuda holding company had $1.5 million of cash and cash equivalents. The US holding company had $62.9 million of cash and invested assets, comprised of cash and cash equivalents of $4.8 million, fixed maturity securities of $5.1 million, equity securities of $11.2 million, short-term investments of $9.8 million, and other invested assets of $32.0 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets at March 31, 2016, and cash of less than one thousand dollars.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended March 31, 2016 and 2015, our annualized net written premium to surplus ratio was 0.7 to 1.0 and 0.7 to 1.0, respectively.

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2016 and 2015, our net premium retention was 80.3% and 82.8%, respectively.

For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty (including commercial auto liability), Sports and Entertainment, and Small Business. These underwriting divisions comprise 63.1% of the Excess and Surplus Lines segment’s gross written premiums for the three months ended March 31, 2016.

The following is a summary of our ceded reinsurance in place as of March 31, 2016:

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

Our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for up to 50% of the first $600,000 for workers’ compensation program business;

•	purchases individual risk workers’ compensation excess of loss coverage for $400,000 in excess of $600,000, $4.0 million in excess of $1.0 million, $5.0 million in excess of $5.0 million, $10.0 million in excess of $10.0 million with a maximum on any one life of $12.0 million, and $10.0 million in excess of $20.0 million with a maximum on any one life of $10.0 million;

•	purchases property catastrophe reinsurance for $4.0 million in excess of $1.0 million to manage its incidental property exposure to an approximate 1,000 year PML; and

•	purchases program specific quota share reinsurance between 50.0% and 100.0% of the primary risk layer and up to 100.0% of the excess layer.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At March 31, 2016 and 2015, there was no allowance for such uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better.

At March 31, 2016, we had reinsurance recoverables on unpaid losses of $141.7 million and reinsurance recoverables on paid losses of $4.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$1,518	$25,030
Investing activities	(10,473)	(22,275)
Financing activities	(5,326)	(4,783)
Change in cash and cash equivalents	$(14,281)	$(2,028)

Cash from operating activities declined from $25.0 million in the first quarter of 2015 to $1.5 million in the first quarter of 2016. This decline is partially attributable to a $6.1 million increase in claims receivable on commercial auto policies in the three months ended March 31, 2016, as the reimbursement of claims on these polices typically lags our payment of the claims to the insureds by approximately sixty days. There are also sixty day lags in the period between the recording of written premium on these policies and the cash receipts on these premium receivables.

Cash used in financing activities in the first quarter of 2016 included $5.8 million of dividends to shareholders. Cash used in financing activities in the first quarter of 2015 primarily related to $4.6 million of dividends paid to shareholders.

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

EQUITY

Equity Awards

For the three months ended March 31, 2016 and 2015, the Company recognized $1.2 million and $911,000, respectively, of share based compensation expense. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.3 years at March 31, 2016 is $11.7 million. There were 80,616 options exercised during the three months ended March 31, 2016 and none in the prior year period ended March 31, 2015. The Company granted 58,663 restricted stock units (“RSUs”) during the three months ended March 31, 2016. The RSUs vest over one to three years. The Company granted 706,203 options with an exercise price of $32.07 during the three months ended March 31, 2016. No RSUs or options were granted in the prior year period ended March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$9,204	$7,443
Specialty Admitted Insurance	475	(155)
Casualty Reinsurance	334	41
Total underwriting profit of operating segments	10,013	7,329
Other operating expenses of the Corporate and Other segment	(5,252)	(4,379)
Underwriting profit (1)	4,761	2,950
Net investment income	11,272	11,986
Net realized investment gains (losses)	547	(2,806)
Other income and expenses	76	(13)
Interest expense	(2,174)	(1,704)
Amortization of intangible assets	(149)	(149)
Income before taxes	$14,333	$10,264

(1)	Included in underwriting results for the three months ended March 31, 2016 and 2015, is fee income of $2.7 million and $523,000, respectively.

Reconciliation of Net Operating Income

We define net operating income as net income excluding certain non-operating expenses such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees and interest and other expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the three months ended March 31, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended March 31,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$14,333	$12,837	$10,264	$9,377
Net realized investment (gains) losses	(547)	(307)	2,806	2,162
Other expenses	(12)	(8)	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	486	316	165	107
Net operating income	$14,260	$12,838	$13,304	$11,691

Growth in Tangible Equity

One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share. For the three months ended March 31, 2016, we increased our tangible equity per share by 5.2% and by 6.4% after adding back the dividends paid on March 31, 2016.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)

Shareholders’ equity	$705,570	$681,038
Less:
Goodwill	181,831	181,831
Intangible assets	39,379	39,528
Tangible equity	$484,360	$459,679

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

There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

James River Group Holdings, Ltd.

Date: May 5, 2016	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Gregg T. Davis
Gregg T. Davis
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+

4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+

4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+

4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+

4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+

Exhibit Number	Description
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4	Second Amendment to Credit Agreement, dated as of December 15, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.4 to the Annual Report Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5	Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on
March 10, 2016, Commission File No. 001-36777)

10.6	Third Amendment to Credit Agreement, dated as of December 30, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and Key Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.7	Fourth Amendment to Credit Agreement and Waiver, dated as of April 22, 2016, among James River Group Holdings, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent

10.8	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.10	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.12	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.14	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.17	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.20	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.22	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.23	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 of the 2014 Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*

10.24	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.25	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.26	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.27	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Company; Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

