Form 10-Q
period 2016-06-30
James River Group Holdings, Ltd.
filed 2016-08-05
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐   No  ☒

Number of shares of the registrant's common stock outstanding at August 5, 2016: 29,091,496

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
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2016 – $923,706; 2015 – $897,445)	$952,572	$899,660
Trading, at fair value (amortized cost: 2016 – $5,053; 2015 – $5,053)	5,064	5,046
Equity securities available-for-sale, at fair value (cost: 2016 – $84,005; 2015 – $69,830)	92,692	74,111
Bank loan participations held-for-investment, at amortized cost, net of allowance	205,957	191,700
Short-term investments	14,906	19,270
Other invested assets	48,032	54,504
Total invested assets	1,319,223	1,244,291

Cash and cash equivalents	80,654	106,406
Accrued investment income	7,613	8,068
Premiums receivable and agents’ balances, net	219,186	176,685
Reinsurance recoverable on unpaid losses	153,706	131,788
Reinsurance recoverable on paid losses	5,973	11,298
Prepaid reinsurance premiums	61,117	44,146
Deferred policy acquisition costs	55,800	60,754
Intangible assets, net	39,230	39,528
Goodwill	181,831	181,831
Other assets	65,528	50,702
Total assets	$2,189,861	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	June 30,	December 31,
	2016	2015
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$843,337	$785,322
Unearned premiums	322,323	301,104
Payables to reinsurers	26,922	19,867
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	28,812	29,476
Other liabilities	46,214	46,335
Total liabilities	1,459,963	1,374,459

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2016 and 2015: $0.0002 par value; 200,000,000 shares authorized; 2016 and 2015: 29,091,496 and 28,941,547 shares issued and outstanding, respectively	6	6
Preferred Shares – 2016 and 2015: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	635,557	630,820
Retained earnings	62,737	47,026
Accumulated other comprehensive income	31,598	3,186
Total shareholders’ equity	729,898	681,038
Total liabilities and shareholders’ equity	$2,189,861	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share amounts)
Revenues
Gross written premiums	$170,671	$184,011	$303,742	$315,269
Ceded written premiums	(37,613)	(25,197)	(63,783)	(47,796)
Net written premiums	133,058	158,814	239,959	267,473
Change in net unearned premiums	(14,503)	(52,754)	(4,274)	(44,402)
Net earned premiums	118,555	106,060	235,685	223,071

Net investment income	11,553	13,000	22,825	24,986
Net realized investment gains (losses)	1,619	350	2,166	(2,456)
Other income	2,784	817	5,164	1,093
Total revenues	134,511	120,227	265,840	246,694

Expenses
Losses and loss adjustment expenses	76,659	67,931	150,165	142,415
Other operating expenses	39,974	36,580	81,153	76,377
Other expenses	91	69	79	138
Interest expense	2,041	1,744	4,215	3,448
Amortization of intangible assets	149	149	298	298
Total expenses	118,914	106,473	235,910	222,676

Income before taxes	15,597	13,754	29,930	24,018
Income tax expense	1,001	1,265	2,497	2,152
Net income	14,596	12,489	27,433	21,866

Other comprehensive income:
Net unrealized gains (losses), net of taxes of $1,987 and $2,644 in 2016 and $(1,879) and $(1,144) in 2015	12,792	(15,005)	28,412	(11,056)
Total comprehensive income (loss)	$27,388	$(2,516)	$55,845	$10,810

Per share data:
Basic earnings per share	$0.50	$0.44	$0.95	$0.77
Diluted earnings per share	$0.49	$0.43	$0.92	$0.75
Dividend declared per share	$0.20	$0.16	$0.40	$0.32

Weighted-average common shares outstanding:
Basic	29,035,512	28,547,616	28,994,260	28,544,003
Diluted	29,825,914	29,214,859	29,784,083	29,156,604

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		(in thousands)
Balances at December 31, 2014	28,540,350	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	–	21,866	–	21,866
Other comprehensive loss	–	–	–	–	(11,056)	(11,056)
Dividends	–	–	–	(9,242)	–	(9,242)
Exercise of stock options and related excess tax benefits	41,250	–	842	–	–	842
Compensation expense under stock incentive plans	–	–	1,854	–	–	1,854
Balances at June 30, 2015	28,581,600	$6	$630,932	$53,947	$7,300	$692,185

Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	–	–	–	27,433	–	27,433
Other comprehensive income	–	–	–	–	28,412	28,412
Dividends	–	–	–	(11,722)	–	(11,722)
Exercise of stock options and related excess tax benefits	149,949	–	2,050	–	–	2,050
Compensation expense under stock incentive plans	–	–	2,687	–	–	2,687
Balances at June 30, 2016	29,091,496	$6	$635,557	$62,737	$31,598	$729,898

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net cash provided by operating activities	$29,747	$48,853

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(157,918)	(151,661)
Sales – fixed maturity securities	68,049	27,586
Maturities and calls – fixed maturity securities	52,728	58,068
Purchases – equity securities	(3,000)	(7,998)
Bank loan participations:
Purchases	(51,304)	(62,172)
Sales	5,360	56,293
Maturities	33,304	26,207
Other invested assets:
Purchases	(1,000)	(27,113)
Return of capital	985	–
Maturities and repayments	6,500	6,342
Short-term investments, net	4,364	26,269
Securities receivable or payable, net	(1,598)	921
Purchases of property and equipment	(1,858)	(423)
Net cash used in investing activities	(45,388)	(47,681)

Financing activities
Dividends paid	(11,604)	(9,133)
Issuances of common shares under equity incentive plans	1,743	646
Common share repurchases	(716)	–
Excess tax benefits from equity incentive plan transactions	1,023	196
Repayments of financing obligations net of proceeds	(557)	(323)
Other financing	–	(109)
Net cash used in financing activities	(10,111)	(8,723)
Change in cash and cash equivalents	(25,752)	(7,551)
Cash and cash equivalents at beginning of period	106,406	73,383
Cash and cash equivalents at end of period	$80,654	$65,832

Supplemental information
Interest paid	$3,973	$3,631

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

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

The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:

•	James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). The Company contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.

•	James River Group, Inc. (“James River Group”) is a Delaware domiciled insurance holding company which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•	James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, a Virginia domiciled insurance company, is authorized to write business in every state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

•	Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly-owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake Fire and Casualty began operations in late June of 2016.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) is a Bermuda domiciled reinsurer that provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. Readers are encouraged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited annual consolidated financial statements.

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

The Company holds interests in VIEs through certain equity method investments in limited liability companies (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $23.8 million and $26.0 million as of June 30, 2016 and December 31, 2015, respectively, representing the Company’s maximum exposure to loss.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment awards. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. This ASU is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating ASU 2016-09 to determine the potential impact that adopting the standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide more useful information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require a financial asset measured at amortized cost, such as bank loan participations held-for-investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company has not yet completed the analysis of how adopting this ASU will affect the Company’s financial statements.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
Fixed maturity securities:
State and municipal	$93,311	$9,742	$(3)	$103,050
Residential mortgage-backed	164,910	3,055	(187)	167,778
Corporate	377,232	16,271	(4,124)	389,379
Commercial mortgage and asset-backed	136,001	2,614	(99)	138,516
Obligations of U.S. government corporations and agencies	78,215	685	–	78,900
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,012	898	–	72,910
Redeemable preferred stock	2,025	14	–	2,039
Total fixed maturity securities	923,706	33,279	(4,413)	952,572
Equity securities	84,005	10,533	(1,846)	92,692
Total investments available-for-sale	$1,007,711	$43,812	$(6,259)	$1,045,264
December 31, 2015
Fixed maturity securities:
State and municipal	$95,864	$7,728	$(135)	$103,457
Residential mortgage-backed	137,308	1,718	(2,139)	136,887
Corporate	368,961	3,988	(9,781)	363,168
Commercial mortgage and asset-backed	130,231	890	(425)	130,696
Obligations of U.S. government corporations and agencies	89,734	698	(269)	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	165	(232)	73,255
Redeemable preferred stock	2,025	9	–	2,034
Total fixed maturity securities	897,445	15,196	(12,981)	899,660
Equity securities	69,830	5,512	(1,231)	74,111
Total investments available-for-sale	$967,275	$20,708	$(14,212)	$973,771

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2016 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$55,893	$56,053
After one year through five years	288,962	292,639
After five years through ten years	158,539	166,278
After ten years	117,376	129,269
Residential mortgage-backed	164,910	167,778
Commercial mortgage and asset-backed	136,001	138,516
Redeemable preferred stock	2,025	2,039
Total	$923,706	$952,572

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2016
Fixed maturity securities:
State and municipal	$752	$(3)	$–	$–	$752	$(3)
Residential mortgage-backed	–	–	37,984	(187)	37,984	(187)
Corporate	145	–	11,149	(4,124)	11,294	(4,124)
Commercial mortgage and asset-backed	27,932	(42)	6,187	(57)	34,119	(99)
Total fixed maturity securities	28,829	(45)	55,320	(4,368)	84,149	(4,413)
Equity securities	4,488	(600)	5,897	(1,246)	10,385	(1,846)
Total investments available-for-sale	$33,317	$(645)	$61,217	$(5,614)	$94,534	$(6,259)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Fixed maturity securities:
State and municipal	$9,492	$(135)	$–	$–	$9,492	$(135)
Residential mortgage-backed	39,895	(465)	40,656	(1,674)	80,551	(2,139)
Corporate	177,149	(5,281)	6,433	(4,500)	183,582	(9,781)
Commercial mortgage and asset-backed	74,518	(339)	11,437	(86)	85,955	(425)
Obligations of U.S. government corporations and agencies	43,907	(231)	4,012	(38)	47,919	(269)
U.S. Treasury securities and obligations guaranteed by the U.S. government	49,452	(213)	2,186	(19)	51,638	(232)
Total fixed maturity securities	394,413	(6,664)	64,724	(6,317)	459,137	(12,981)
Equity securities	4,196	(172)	5,704	(1,059)	9,900	(1,231)
Total investments available-for-sale	$398,609	$(6,836)	$70,428	$(7,376)	$469,037	$(14,212)

The Company held securities of 31 issuers at June 30, 2016 that were in an unrealized loss position with a total fair value of $94.5 million and gross unrealized losses of $6.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At June 30, 2016, 86.3% of the Company’s fixed maturity security portfolio was rated “A-“ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2016 had an aggregate fair value of $11.1 million and an aggregate net unrealized loss of $3.4 million.

Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at June 30, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

At March 31, 2015 the Company held two municipal bonds issued by the Commonwealth of Puerto Rico with at total par value of $4.5 million. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired at March 31, 2015. The Company recognized impairment losses of $660,000 for the three months ended March 31, 2015. The bonds were sold during the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

At December 31, 2015, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2015. The allowance for credit losses on the loans was $414,000. The loans had a carrying value of $3.9 million and unpaid principal of $4.6 million at December 31, 2015. One of the loans was repaid in full at its scheduled maturity in June 2016. Management concluded that the remaining loan, scheduled to mature in 2017, was still impaired at June 30, 2016. The allowance for credit losses on the loan was $239,000 at June 30, 2016. The loan had a carrying value of $2.2 million and unpaid principal of $2.6 million at June 30, 2016.

A number of the Company’s bank loans are to oil and gas companies in the energy sector. The market values of these loans were impacted by declining energy prices. At June 30, 2016, the Company’s oil and gas exposure was in six bank loans and one bond with a total carrying value of $16.2 million and an unrealized loss of $2.0 million. Management concluded that two of these loans continued to be impaired as of June 30, 2016 and December 31, 2015. At June 30, 2016, these loans had a carrying value of $2.1 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.4 million. At December 31, 2015, the loans had a carrying value of $1.7 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.9 million. All of the other loans are current at June 30, 2016.

Management also concluded that one non-energy sector loan was impaired at June 30, 2016 and December 31, 2015. At June 30, 2016, the loan had a carrying value of $603,000, unpaid principal of $718,000, and an allowance for credit losses of $115,000. At December 31, 2015, the loan had a carrying value of $689,000, unpaid principal of $722,000, and an allowance for credit losses of $34,000.

The aggregate allowance for credit losses was $3.7 million at June 30, 2016 on four impaired loans with a total carrying value of $5.0 million and unpaid principal of $9.1 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans with a total carrying value of $6.3 million and unpaid principal of $11.1 million.

Bank loan participations generally have a credit rating that is below investment grade (i.e. below “BBB-” for Standard & Poor’s) at the date of purchase. These bank loans are primarily senior, secured floating-rate debt rated “BB”, “B” or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized rating agency. These bank loans include assignments of, and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. Bank loans consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and other similar loans and investments. Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2016 or December 31, 2015.

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

The average recorded investment in impaired bank loans was $5.6 million and $7.8 million during the six months ended June 30, 2016 and 2015, respectively. Investment income of $170,000 and $153,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized gains of $913,000 and $610,000, respectively, in the three months and six months ended June 30, 2016 and net realized gains of $175,000 and $203,000, respectively, in the three months and six months ended June 30, 2015 for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months and six months ended June 30, 2016 includes $7,000 and $19,000, respectively, of net trading gains of which $7,000 and $19,000, respectively, relates to securities held at June 30, 2016.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturity securities:
Gross realized gains	$568	$101	$1,410	$1,288
Gross realized losses	(1)	(5)	(2)	(665)
	567	96	1,408	623
Bank loan participations:
Gross realized gains	1,133	242	1,193	532
Gross realized losses	(81)	(12)	(433)	(3,654)
	1,052	230	760	(3,122)
Short-term investments and other:
Gross realized gains	1	24	1	47
Gross realized losses	(1)	–	(3)	(4)
	–	24	(2)	43
Total	$1,619	$350	$2,166	$(2,456)

Realized investment gains or losses are determined on a specific identification basis.

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

			Investment Income
	Carrying Value		Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Category
Renewable energy LLCs (a)	$23,777	$26,001	$(1,451)	$2,163	$(769)	$4,615
Renewable energy bridge financing notes (b)	–	6,500	207	874	450	1,499
Limited partnerships (c)	19,755	17,503	1,680	85	1,836	(74)
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$48,032	$54,504	$522	$3,208	$1,689	$6,212

(a)	The Company’s Corporate and Other segment owns equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.5 million and $951,000 in the six months ended June 30, 2016 and 2015, respectively.

(b)	The Company has held investments in bridge loans for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally matured in less than one year and carried primarily variable rates of interest ranging from 7.3% to 15.0%. Original discounts and commitment fees received were recognized over the terms of the notes under the effective interest method. During the six months ended June 30, 2016, the outstanding balance of a $6.5 million note was fully repaid. In the six months ended June 30, 2015, the Company invested $26.5 million in these notes and received repayments of $6.3 million.

(c)	The Company owns investments in limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of $2.4 million at June 30, 2016 and recognized investment income of $235,000 and investment losses of $74,000 for the six months ended June 30, 2016 and 2015, respectively. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate and Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $17.4 million at June 30, 2016. Investment income of $1.6 million was recognized on the investments for the six months ended June 30, 2016. At June 30, 2016 the Company’s Excess and Surplus lines segment has an outstanding commitment to invest another $2.6 million in a limited partnership that invests in loans of middle market private equity sponsored companies.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

(d)	The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $172,000 in both six months ended June 30, 2016 and 2015. The Company’s Chairman and Chief Executive Officer is the Lead Independent Director of the bank holding company and is an investor in the bank holding company. Additionally, one of the Company’s directors is an investor in the bank holding company and a lender to the bank holding company. The Company’s Chief Financial Officer is a former investor in the bank holding company.

The Company holds common shares issued by the bank holding company. The shares, which are publicly traded, are classified as available-for sale equity securities and carried at fair value ($8.3 million at June 30, 2016 and $8.4 million at December 31, 2015). Income of $233,000 was recognized on the shares for the six months ended June 30, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2016, is carried as a short-term investment. Interest income of $6,000 and $3,000 was recognized on this investment for the six months ended June 30, 2016 and 2015, respectively.

Two of the Company’s directors were members of the board of managers of First Wind Capital, LLC (“First Wind”) until January 29, 2015. First Wind is an affiliate of the Company’s largest shareholder. At December 31, 2014, the Company held fixed maturity securities with a fair value of $12.6 million issued by First Wind. These securities were called in March 2015, resulting in a realized gain of $845,000. Also at December 31, 2014, the Company held a bank loan participation with a carrying value of $4.6 million from an affiliate of First Wind. The loan was repaid in full in January 2015.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2016 and December 31, 2015.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2016		December 31, 2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	3,745	11,611	3,447
Identifiable intangible assets subject to amortization		11,611	3,745	11,611	3,447
		$42,975	$3,745	$42,975	$3,447

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net income to shareholders	$14,596	$12,489	$27,433	$21,866

Weighted average common shares outstanding:
Basic	29,035,512	28,547,616	28,994,260	28,544,003
Common share equivalents	790,402	667,243	789,823	612,601
Diluted	29,825,914	29,214,859	29,784,083	29,156,604

Earnings per share:
Basic	$0.50	$0.44	$0.95	$0.77
Common share equivalents	(0.01)	(0.01)	(0.03)	(0.02)
Diluted	$0.49	$0.43	$0.92	$0.75

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months and six months ended June 30, 2016, all common share equivalents are dilutive. For the three months and six months ended June 30, 2015, common share equivalents of 994,335 and 995,180 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$672,588	$614,969	$653,534	$589,042
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	81,407	70,449	159,580	147,422
Prior years	(4,748)	(2,518)	(9,415)	(5,007)
Total incurred losses and loss and adjustment expenses	76,659	67,931	150,165	142,415
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	8,946	9,601	10,890	14,603
Prior years	50,670	45,795	103,178	89,350
Total loss and loss adjustment expense payments	59,616	55,396	114,068	103,953
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	689,631	627,504	689,631	627,504
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	153,706	134,750	153,706	134,750
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$843,337	$762,254	$843,337	$762,254

A $4.7 million reserve redundancy developed in the three months ended June 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $3.6 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014, 2013, and 2008 accident years. This favorable development occurred because our actuarial studies at June 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $617,000 and $520,000 of favorable development on prior accident years for the Specialty Admitted Insurance segment and Casualty Reinsurance segment, respectively.

The Company experienced $2.5 million of favorable reserve development in the three months ended June 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This reserve development included $3.4 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014, 2013 and 2012 accident years. This favorable development occurred because our actuarial studies at June 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $189,000 of favorable development for the Specialty Admitted Insurance segment partially offset by $1.1 million of adverse development in the Casualty Reinsurance segment, primarily related to one reinsurance treaty from the 2012 underwriting year. This treaty contained deficit carry forward provisions which resulted in favorable adjustments of a similar magnitude to reduce sliding scale commissions on the treaty.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses (continued)

A $9.4 million reserve redundancy developed in the six months ended June 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $8.0 million of favorable development in the Excess and Surplus Lines segment primarily from the 2014, 2013, and 2012 accident years. This favorable development occurred because our actuarial studies at June 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $928,000 and $483,000 of favorable development on prior accident years for the Specialty Admitted Insurance and Casualty Reinsurance segment, respectively.

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

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$15,346	$(16,788)	$32,464	$(11,577)
U.S. income taxes	(2,147)	1,871	(3,077)	1,330
Unrealized gains (losses) arising during the period, net of U.S. income taxes	13,199	(14,917)	29,387	(10,247)
Less reclassification adjustment:
Net realized investment gains	567	96	1,408	623
U.S. income tax (expense) benefit	(160)	(8)	(433)	186
Reclassification adjustment for investment gains realized in net income	407	88	975	809
Other comprehensive income (loss)	$12,792	$(15,005)	$28,412	$(11,056)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $88.8 million of letters of credit were issued through June 30, 2016, which were secured by deposits of $113.7 million. Under a $102.5 million facility, $38.4 million of letters of credit were issued through June 30, 2016, which were secured by deposits of $50.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsured was $235.3 million at June 30, 2016.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss). Fee income of the Excess and Surplus Lines Segment of $2.7 million and $2.1 million was included in underwriting profit for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, fee income included in underwriting profit was $5.0 million and $2.4 million, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other		Total
	(in thousands)
Three Months Ended June 30, 2016
Gross written premiums	$97,427	$34,201	$39,043	$	‒	$170,671
Net earned premiums	70,565	12,207	35,783		‒	118,555
Underwriting profit of insurance segments	9,783	125	206		‒	10,114
Net investment income (loss)	5,079	640	6,936		(1,102)	11,553
Interest expense	‒	‒	‒		2,041	2,041
Segment revenues	78,940	13,329	43,304		(1,062)	134,511
Segment goodwill	181,831	‒	‒		‒	181,831
Segment assets	731,324	215,034	1,148,489		95,014	2,189,861

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other		Total
	(in thousands)
Three Months Ended June 30, 2015
Gross written premiums	$77,417	$17,931	$88,663		$–	$184,011
Net earned premiums	52,867	10,150	43,043		–	106,060
Underwriting profit of insurance segments	5,769	199	594		–	6,562
Net investment income	3,706	583	5,656		3,055	13,000
Interest expense	–	–	–		1,744	1,744
Segment revenues	57,531	10,760	48,845		3,091	120,227
Segment goodwill	181,831	–	–		–	181,831
Segment assets	712,047	140,654	1,098,508		111,503	2,062,712

Six Months Ended June 30, 2016
Gross written premiums	$179,535	$62,888	$61,319	$	‒	$303,742
Net earned premiums	136,070	23,612	76,003		‒	235,685
Underwriting profit of insurance segments	18,987	600	540		‒	20,127
Net investment income	8,365	1,251	13,163		46	22,825
Interest expense	‒	‒	‒		4,215	4,215
Segment revenues	150,730	25,376	89,612		122	265,840
Segment goodwill	181,831	‒	‒		‒	181,831
Segment assets	731,324	215,034	1,148,489		95,014	2,189,861

Six Months Ended June 30, 2015
Gross written premiums	$153,135	$38,857	$123,277		$–	$315,269
Net earned premiums	112,267	19,705	91,099		–	223,071
Underwriting profit of insurance segments	13,212	44	635		–	13,891
Net investment income	7,072	1,102	10,717		6,095	24,986
Interest expense	–	–	–		3,448	3,448
Segment revenues	118,569	20,962	100,997		6,166	246,694
Segment goodwill	181,831	–	–		–	181,831
Segment assets	712,047	140,654	1,098,508		111,503	2,062,712

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$9,783	$5,769	$18,987	$13,212
Specialty Admitted Insurance	125	199	600	44
Casualty Reinsurance	206	594	540	635
Total underwriting profit of insurance segments	10,114	6,562	20,127	13,891
Other operating expenses of the Corporate and Other segment	(5,475)	(4,255)	(10,727)	(8,634)
Underwriting profit	4,639	2,307	9,400	5,257
Net investment income	11,553	13,000	22,825	24,986
Net realized investment gains	1,619	350	2,166	(2,456)
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(24)	(10)	52	(23)
Interest expense	(2,041)	(1,744)	(4,215)	(3,448)
Income before taxes	$15,597	$13,754	$29,930	$24,018

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of policy acquisition costs	$22,710	$22,400	$45,791	$46,902
Other underwriting expenses of the operating segments	11,789	9,925	24,635	20,841
Other operating expenses of the Corporate and Other segment	5,475	4,255	10,727	8,634
Total	$39,974	$36,580	$81,153	$76,377

Other expenses for the three months and six months ended June 30, 2016 and 2015 total $91,000 and $69,000, and $79,000 and $138,000, respectively. Other expenses include filing fees, expenses associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes, and due diligence costs for various merger and acquisition activities which were not consummated.

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2016 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3		Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$	‒	$103,050	$	‒	$103,050
Residential mortgage-backed		‒	167,778		‒	167,778
Corporate		‒	389,379		‒	389,379
Commercial mortgage and asset-backed		‒	133,516		5,000	138,516
Obligations of U.S. government corporations and agencies		‒	78,900		‒	78,900
U.S. Treasury securities and obligations guaranteed by the U.S. government		72,189	721		‒	72,910
Redeemable preferred stock		‒	2,039		‒	2,039
Total fixed maturity securities		72,189	875,383		5,000	952,572
Equity securities:
Preferred stock		‒	69,052		‒	69,052
Common stock		22,906	734		‒	23,640
Total equity securities		22,906	69,786		‒	92,692
Total available-for-sale securities		$95,095	$945,169		$5,000	$1,045,264
Trading securities:
Fixed maturity securities	$	‒	$5,064	$	‒	$5,064
Short-term investments		$1,100	$13,806	$	‒	$14,906

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$103,457	$–	$103,457
Residential mortgage-backed	–	136,887	–	136,887
Corporate	–	363,168	–	363,168
Commercial mortgage and asset-backed	–	125,696	5,000	130,696
Obligations of U.S. government corporations and agencies	–	90,163	–	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,542	713	–	73,255
Redeemable preferred stock	–	2,034	–	2,034
Total fixed maturity securities	72,542	822,118	5,000	899,660
Equity securities:
Preferred stock	–	54,092	–	54,092
Common stock	19,285	734	–	20,019
Total equity securities	19,285	54,826	–	74,111
Total available-for-sale securities	$91,827	$876,944	$5,000	$973,771
Trading securities:
Fixed maturity securities	$1,244	$3,802	$–	$5,046
Short-term investments	$2,926	$16,344	$–	$19,270

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers, gains or losses) involving Level 3 securities for the three months or six months ended June 30, 2016 and 2015. A market approach using prices in trades of comparable securities was utilized to determine the fair value of this security at June 30, 2016 and December 31, 2015.

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

There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2016 or 2015. The Company recognizes transfers between levels at the beginning of the reporting period.

There were no realized gains or losses included in earnings for the three months or six months ended June 30, 2016 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at June 30, 2016.

The Company measures certain bank loan participations at fair value on a nonrecurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
June 30, 2016
Bank loan participations held-for-investment	$–	$–	$2,745	$2,745

December 31, 2015
Bank loan participations held-for-investment	$–	$–	$2,342	$2,342

Bank loan participations held-for-investment that were determined to be impaired were carried at their fair value of $2.7 million at June 30, 2016 and $2.3 million at December 31, 2015.

In the determination of the fair value for bank loan participations and certain high yield bonds, the Company’s outside investment manager endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the outside investment manager determines that only one external pricing source is appropriate or if only one external price is available, the relevant investment is generally recorded at fair value based on such price.

Investments for which external sources are not available or are determined by the outside investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2016, there were bank loan participations with an unpaid principal balance of $3.2 million and a carrying value of $2.8 million for which external sources were unavailable to determine fair value. At December 31, 2015, there were bank loan participations with an unpaid principal balance of $5.3 million and a carrying value of $4.6 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets
Available-for-sale:
Fixed maturity securities	$952,572	$952,572	$899,660	$899,660
Equity securities	92,692	92,692	74,111	74,111
Trading:
Fixed maturity securities	5,064	5,064	5,046	5,046
Bank loan participations held-for-investment	205,957	198,905	191,700	180,086
Cash and cash equivalents	80,654	80,654	106,406	106,406
Short-term investments	14,906	14,906	19,270	19,270
Other invested assets – notes receivable	4,500	6,169	11,000	12,548

Liabilities
Senior debt	88,300	84,763	88,300	79,539
Junior subordinated debt	104,055	98,796	104,055	84,594

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2016 and December 31, 2015 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2016 and December 31, 2015, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at June 30, 2016 and December 31, 2015 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

The Company issued 149,949 common shares in the first six months of 2016 related to stock option exercises, increasing the number of common shares outstanding to 29,091,496 at June 30, 2016.

The Company declared the following dividends during the first six months of 2016 and 2015:

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

		Payable to
	Dividend per	Shareholders of
Date of Declaration	Common Share	Record on	Payment Date	Total Amount

2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8 million
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9 million
	$0.40			$11.7 million

2015
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6 million
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6 million
	$0.32			$9.2 million

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at June 30, 2016, 1,086,657 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at June 30, 2016, 36,552 shares are available for grant.

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

On May 3, 2016, the Board of Directors granted RSU awards for 1,628 shares under the 2014 Director Plan. The RSUs vest over one year and the fair value on the date of grant was $30.69 per share.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

Options

The following table summarizes the option activity:

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,058,085	$18.11	3,104,768	$17.27
Granted	706,203	$32.07	10,627	$24.32
Exercised	(231,916)	$15.95	(41,250)	$15.65
Forfeited	(3,362)	$21.00	(9,810)	$21.00
End of period	2,529,010	$22.20	3,064,335	$17.30
Exercisable, end of period	1,017,643	$17.01	1,763,124	$15.48

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
June 30, 2016
Unvested, beginning of period	234,922	$21.00
Granted	60,291	$32.03
Unvested, end of period	295,213	$23.25

June 30, 2015
Unvested, beginning of period	340,474	$21.00
Granted	–	$–
Unvested, end of period	340,474	$21.00

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Share based compensation expense	$1,498	$943	$2,687	$1,854
U.S. tax benefit on share based compensation expense	421	257	757	505

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

As of June 30, 2016, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.8 years and 3.4 years, respectively.

12.	Subsequent Events

On August 3, 2016, the Board of Directors declared a cash dividend of $0.20 per common share. The dividend is payable on September 30, 2016 to shareholders of record on September 12, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2015. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of James River Group Holdings, Ltd. and its subsidiaries. Unless the context indicates or suggests otherwise, references to “JRG Holdings”, “the Company”, “we”, “us” and “our” refer to James River Group Holdings, Ltd. and its subsidiaries.

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

Our underwriting profit for the three months and six months ended June 30, 2016 was $4.6 million and $9.4 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $2.3 million and $5.3 million, respectively. The improvement in our underwriting results in the first half of 2016 compared to the first half of 2015 was primarily the result of the increased operating performance at our Excess and Surplus Lines segment.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”);

•	The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment also focuses on fronting and program business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 48 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, the majority of our gross written premium in this segment is now from fronting and program business;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

All of our insurance and reinsurance subsidiaries have financial strength ratings of “A” (Excellent) from A.M. Best Company.

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$170,671	$184,011	(7.2)%	$303,742	$315,269	(3.7)%
Net retention (1)	78.0%	86.3%	–	79.0%	84.8%	–
Net written premiums	$133,058	$158,814	(16.2)%	$239,959	$267,473	(10.3)%

Net earned premiums	$118,555	$106,060	11.8%	$235,685	$223,071	5.7%
Losses and loss adjustment expenses	(76,659)	(67,931)	12.8%	(150,165)	(142,415)	5.4%
Other operating expenses	(37,257)	(35,822)	4.0%	(76,120)	(75,399)	1.0%
Underwriting profit (2), (3)	4,639	2,307	101.1%	9,400	5,257	78.8%
Net investment income	11,553	13,000	(11.1)%	22,825	24,986	(8.6)%
Net realized investment gains (losses)	1,619	350	362.6%	2,166	(2,456)	–
Other income (expense)	(24)	(10)	140.0%	52	(23)	–
Interest expense	(2,041)	(1,744)	17.0%	(4,215)	(3,448)	22.2%
Amortization of intangible assets	(149)	(149)	–	(298)	(298)	–
Income before taxes	15,597	13,754	13.4%	29,930	24,018	24.6%
Income tax expense	1,001	1,265	(20.9)%	2,497	2,152	16.0%
Net income	$14,596	$12,489	16.9%	$27,433	$21,866	25.5%
Net operating income (2)	$13,665	$12,362	10.5%	$26,503	$24,053	10.2%

Ratios:
Loss ratio	64.7%	64.0%	–	63.7%	63.8%	–
Expense ratio	31.4%	33.8%	–	32.3%	33.8%	–
Combined ratio	96.1%	97.8%	–	96.0%	97.6%	–

(1) Net retention is defined as the ratio of net written premiums to gross written premiums.

(2) See “Reconciliation of Non-GAAP Measures” for further detail.

(3) Included in underwriting results for the three and six months ended June 30, 2016 is fee income of $3.5 million and $6.6 million, respectively ($2.6 million and $3.3 million, respectively, for the same periods in the prior year).

Three Months Ended June 30, 2016 and 2015

The Company had an underwriting profit of $4.6 million for the three months ended June 30, 2016. This compares to an underwriting profit of $2.3 million for the same period in the prior year.

The results of operations for the three months ended June 30, 2016 and 2015 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $1.6 million for the three months ended June 30, 2016 and $350,000 for the three months ended June 30, 2015.

We define net operating income as net income excluding certain non-operating items such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional services fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees, and interest and other income and expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the three months ended June 30, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended June 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$15,597	$14,596	$13,754	$12,489
Net realized investment gains	(1,619)	(1,257)	(350)	(279)
Other expenses	91	127	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	306	199	165	107
Net operating income	$14,375	$13,665	$13,638	$12,362

Our combined ratio for the three months ended June 30, 2016 was 96.1%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2016 includes $4.7 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $3.6 million of net favorable development from the Excess and Surplus Lines segment, $617,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $520,000 of net favorable reserve development from the Casualty Reinsurance segment.

In the prior year, the combined ratio for the three months ended June 30, 2015 was 97.8%. The combined ratio included $2.5 million, or 2.4 percentage points, of net favorable reserve development on prior accident years, including $3.4 million of net favorable development from the Excess and Surplus Lines segment and $189,000 of net favorable development from the Specialty Admitted Insurance segment, offset by $1.1 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio improved from 33.8% for the three months ended June 30, 2015 to 31.4% for the three months ended June 30, 2016. This improvement was driven by a 33.5% increase in the Excess and Surplus Lines segment’s net earned premiums and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment made up 49.8% of consolidated net earned premiums for the three months ended June 30, 2015 compared to 59.5% for the three months ended June 30, 2016. Fee income for the Company increased from $2.6 million for the three months ended June 30, 2015 to $3.5 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 and 2015

The Company had an underwriting profit of $9.4 million for the six months ended June 30, 2016. This compares to an underwriting profit of $5.3 million for the same period in the prior year.

The results of operations for the six months ended June 30, 2016 and 2015 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $2.2 million for the six months ended June 30, 2016 and net realized investment losses of $2.5 million for the six months ended June 30, 2015, including $3.4 million of losses in the first quarter of 2015 from the sale of energy sector bank loans whose market values had declined significantly in response to the then declining oil and gas prices.

Our income before taxes and net income for the six months ended June 30, 2016 and 2015 reconcile to our net operating income as follows:

	Six Months Ended June 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$29,930	$27,433	$24,018	$21,866
Net realized investment (gains) losses	(2,166)	(1,564)	2,456	1,883
Other expenses	79	119	138	90
Interest expense on leased building the Company is deemed to own for accounting purposes	792	515	330	214
Net operating income	$28,635	$26,503	$26,942	$24,053

Our combined ratio for the six months ended June 30, 2016 was 96.0%. The combined ratio for the six months ended June 30, 2016 includes $9.4 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $8.0 million of net favorable development from the Excess and Surplus Lines segment and $928,000 of net favorable development from the Specialty Admitted Insurance segment, and $483,000 of net favorable development from the Casualty Reinsurance segment. In the prior year, the combined ratio for the six months ended June 30, 2015 was 97.6%. This ratio included $5.0 million, or 2.2 percentage points, of net favorable reserve development on prior accident years, including $8.4 million of net favorable reserve development from the Excess and Surplus Lines segment and $196,000 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $3.6 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio for the six months ended June 30, 2016 and 2015 was 32.3% and 33.8%, respectively. The improvement is due to a 21.2% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment made up 50.3% of consolidated net earned premiums for the six months ended June 30, 2015 compared to 57.7% for the six months ended June 30, 2016. Fee income for the Company increased from $3.1 million for the six months ended June 30, 2015 to $5.8 million for the six months ended June 30, 2016.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$97,427	$77,417	25.8%	$179,535	$153,135	17.2%
Specialty Admitted Insurance	34,201	17,931	90.7%	62,888	38,857	61.8%
Casualty Reinsurance	39,043	88,663	(56.0)%	61,319	123,277	(50.3)%
	$170,671	$184,011	(7.2)%	$303,742	$315,269	(3.7)%

Net written premiums:
Excess and Surplus Lines	$81,890	$60,924	34.4%	$153,425	$123,220	24.5%
Specialty Admitted Insurance	11,679	9,167	27.4%	24,725	20,641	19.8%
Casualty Reinsurance	39,489	88,723	(55.5)%	61,809	123,612	(50.0)%
	$133,058	$158,814	(16.2)%	$239,959	$267,473	(10.3)%

Net earned premiums:
Excess and Surplus Lines	$70,565	$52,867	33.5%	$136,070	$112,267	21.2%
Specialty Admitted Insurance	12,207	10,150	20.3%	23,612	19,705	19.8%
Casualty Reinsurance	35,783	43,043	(16.9)%	76,003	91,099	(16.6)%
	$118,555	$106,060	11.8%	$235,685	$223,071	5.7%

Our Excess and Surplus Lines and Specialty Admitted Insurance segments experienced significant growth in gross written premiums during 2016, while our Casualty Reinsurance segment experienced a significant decline in gross written premiums during the same period. Premiums for the Company for the three and six months ended June 30, 2016 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 59.1% of our consolidated gross written premiums in the first six months of 2016) increased 25.8% to $97.4 million and 17.2% to $179.5 million for the three and six months ended June 30, 2016, respectively, over the corresponding prior year period. This increase is due, in part, to a 13.6% increase in the average premium for non-commercial auto policies from $17,306 to $19,664 in the three months ended June 30, 2015 and 2016, respectively. Additionally, policy submissions excluding commercial auto policies were 14.3% higher in the first six months of 2016 than in 2015. For the three and six months ended June 30, 2016, the increase in gross written premiums compared to the same period in 2015 was most notable in our:

•	Excess Casualty division (representing 11.1% of this segment’s 2016 business) which increased $4.7 million (or 59.7%) and $3.4 million (or 20.9%) for the three and six months ended June 30, 2016;

•	Manufacturers and Contractors division (representing 24.9% of this segment’s 2016 business) which increased $5.1 million (or 25.7%) and $5.4 million (or 13.6%) for the three and six months ended June 30, 2016;

•	General Casualty division (representing 10.6% of this segment’s 2016 business) which increased $3.9 million (or 55.9%) and $4.6 million (or 32.1%) for the three and six months ended June 30, 2016; and

•	Commercial Auto division (representing 25.3% of this segment’s 2016 business) which increased $4.7 million (or 25.1%) and $9.7 million (or 27.1%) for the three and six months ended June 30, 2016.

  The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Workers’ compensation premium	$7,892	$7,540	4.7%	$17,246	$17,167	0.5%
Audit premium on workers’ compensation policies	901	565	59.5%	1,566	967	61.9%
Allocation of involuntary workers’ compensation pool	348	439	(20.7)%	1,013	755	34.2%
	9,141	8,544	7.0%	19,825	18,889	5.0%

Program and fronting premium	25,060	9,387	167.0%	43,063	19,968	115.7%

	$34,201	$17,931	90.7%	$62,888	$38,857	61.8%

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three and six months ended June 30, 2016 by $901,000 and $1.6 million, respectively (in the three and six months ended June 30, 2015, audit premiums increased both written and earned premiums by $565,000 and $967,000, respectively).

A significant portion of the program and fronting business is reinsured. As a result, our net written premium for this segment increased by less than our gross written premium, increasing 27.4% and 19.8% for the three and six months ended June 30, 2016, respectively.

Gross written premiums for the Casualty Reinsurance segment (which represents 20.2% of our consolidated gross written premiums in the first six months of 2016) decreased 56.0% to $39.0 million and 50.3% to $61.3 million for the three and six months ended June 30, 2016, respectively, over the same periods in 2015. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to other property and casualty treaties. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits. The total premium decrease for the three and six months ended June 30, 2016 was $49.6 million and $62.0 million, respectively. These declines are primarily timing differences and adjustments to premium estimates on policies written in prior years.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Excess and Surplus Lines	84.1%	78.7%	85.5%	80.5%
Specialty Admitted Insurance	34.1%	51.1%	39.3%	53.1%
Casualty Reinsurance	101.1%	100.1%	100.8%	100.3%
Total	78.0%	86.3%	79.0%	84.8%

The net premium retention for the Excess and Surplus Lines segment increased from 2015 to 2016 as a result of increases in direct written premium for the Commercial Auto division of $4.7 million (or 25.1%) for the three months ended June 30, 2016 over the three months ended June 30, 2015 and $9.7 million (or 27.1%) for the six months ended June 30, 2016 over the six months ended June 30, 2015.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2015 to 2016 as a result of growth in the segment’s program and fronting business, which generally has much lower net premium retention than our workers’ compensation business. For the three and six months ended June 30, 2016, the net retention on the segment’s program and fronting business was 13.7% and 15.8%, respectively (14.9% and 17.5% in the three and six months ended June 30, 2015), while the net retention on the workers’ compensation business was 90.2% and 90.3%, respectively (90.9% and 90.8%, respectively, in the three and six months ended June 30, 2015).

The net retention for the Casualty Reinsurance segment for 2016 and 2015 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Excess and Surplus Lines	86.1%	89.1%	86.0%	88.2%
Specialty Admitted Insurance	99.0%	98.0%	97.5%	99.8%
Casualty Reinsurance	99.4%	98.6%	99.3%	99.3%
Total	96.1%	97.8%	96.0%	97.6%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$97,427	$77,417	25.8%	$179,535	$153,135	17.2%
Net written premiums	$81,890	$60,924	34.4%	$153,425	$123,220	24.5%

Net earned premiums	$70,565	$52,867	33.5%	$136,070	$112,267	21.2%
Losses and loss adjustment expenses	(46,061)	(32,688)	40.9%	(86,724)	(68,530)	26.5%
Underwriting expenses	(14,721)	(14,410)	2.2%	(30,359)	(30,525)	(0.5)%
Underwriting profit (1), (2)	$9,783	$5,769	69.6%	$18,987	$13,212	43.7%

Ratios:
Loss ratio	65.3%	61.8%		63.7%	61.0%
Expense ratio	20.9%	27.3%		22.3%	27.2%
Combined ratio	86.1%	89.1%		86.0%	88.2%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fees of $2.7 million and $5.0 million for the three months and six months ended June 30, 2016, respectively ($2.1 million and $2.4 million for the same periods in the prior year.)

The combined ratio of the Excess and Surplus Lines segment for the three and six months ended June 30, 2016 was 86.1% (comprised of a loss ratio of 65.3% and an expense ratio of 20.9%) and 86.0% (comprised of a loss ratio of 63.7% and an expense ratio of 22.3%), respectively. This compares to the prior year’s combined ratio for the three and six months ended June 30, 2015 of 89.1% (comprised of a loss ratio of 61.8% and an expense ratio of 27.3%) and 88.2% (comprised of a loss ratio of 61.0% and an expense ratio of 27.2%), respectively.

The loss ratio of 65.3% and 63.7% for the three and six months ended June 30, 2016 includes $3.6 million, or 5.1 percentage points, and $8.0 million, or 5.9 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. In the prior year, the loss ratio of 61.8% and 61.0% for the three and six months ended June 30, 2015, respectively, includes $3.4 million, or 6.5 percentage points, and $8.4 million, or 7.5 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for the three months ended June 30, 2015 of 27.3% decreased to 20.9% for the three months ended June 30, 2016. The expense ratio for the six months ended June 30, 2015 of 27.2% decreased to 22.3% for the six months ended June 30, 2016. The declines in the 2016 expense ratios are driven by growth in fee income from $2.1 million and $2.4 million for the three and six months ended June 30, 2015, respectively, to $2.7 million and $5.0 million for the three and six months ended June 30, 2016, respectively.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 69.6% and 43.7% from $5.8 million and $13.2 million for the three and six months ended June 30, 2015, respectively, to $9.8 million and $19.0 million for the three and six months ended June 30, 2016, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$34,201	$17,931	90.7%	$62,888	$38,857	61.8%
Net written premiums	$11,679	$9,167	27.4%	$24,725	$20,641	19.8%

Net earned premiums	$12,207	$10,150	20.3%	$23,612	$19,705	19.8%
Losses and loss adjustment expenses	(7,480)	(6,133)	22.0%	(14,080)	(11,929)	18.0%
Underwriting expenses	(4,602)	(3,818)	20.5%	(8,932)	(7,732)	15.5%
Underwriting profit (1), (2)	$125	$199	(37.2)%	$600	$44	-

Ratios:
Loss ratio	61.3%	60.4%		59.6%	60.5%
Expense ratio	37.7%	37.6%		37.8%	39.2%
Combined ratio	99.0%	98.0%		97.5%	99.8%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fees of $742,000 and $1.6 million for the three months and six months ended June 30, 2016, respectively ($454,000 and $839,000 for the same periods in 2015).

The combined ratio of the Specialty Admitted Insurance segment for the three and six months ended June 30, 2016 was 99.0% (comprised of a loss ratio of 61.3% and an expense ratio of 37.7%) and 97.5% (comprised of a loss ratio of 59.6% and an expense ratio of 37.8%), respectively. This compares to the prior year’s combined ratio for the three and six months ended June 30, 2015 of 98.0% (comprised of a loss ratio of 60.4% and an expense ratio 37.6%) and 99.8% (comprised of a loss ratio of 60.5% and an expense ratio of 39.2%), respectively.

The loss ratio for the three and six months ended June 30, 2016 includes $617,000, or 5.1 percentage points, and $928,000, or 3.9 percentage points, respectively, of net favorable reserve development on prior accident years. The loss ratio for the three and six months ended June 30, 2015 includes $189,000, or 1.9 percentage points, and $196,000, also 1.0 percentage points, respectively, of net favorable development on prior accident years. The favorable development in both 2016 and 2015 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 37.7% and 37.8% for the three and six months ended June 30, 2016 compared to the prior year ratios of 37.6% and 39.2%, respectively. The higher expense ratio in the six month period of the prior year for this segment was a function of the infrastructure and personnel costs associated with the program and fronting business. The growth in our gross written premiums on program and fronting business, which increased to $25.1 million and $43.1 million in the three and six months ended June 30, 2016, respectively, from $9.4 million and $20.0 million for the three and six months ended June 30, 2015, respectively, provided some economies of scale that contributed to a reduction in our expense ratio for the six months ended June 30, 2016 compared to the same period in the prior year.

As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $125,000 and $600,000 for the three and six months ended June 30, 2016, respectively, compared to an underwriting profit of $199,000 and $44,000 for the three and six months ended June 30, 2015, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$39,043	$88,663	(56.0)%	$61,319	$123,277	(50.3)%
Net written premiums	$39,489	$88,723	(55.5)%	$61,809	$123,612	(50.0)%

Net earned premiums	$35,783	$43,043	(16.9)%	$76,003	$91,099	(16.6)%
Losses and loss adjustment expenses	(23,118)	(29,110)	(20.6)%	(49,361)	(61,956)	(20.3)%
Underwriting expenses	(12,459)	(13,339)	(6.6)%	(26,102)	(28,508)	(8.4)%
Underwriting profit (1)	$206	$594	(65.3)%	$540	$635	(15.0)%

Ratios:
Loss ratio	64.6%	67.6%		64.9%	68.0%
Expense ratio	34.8%	31.0%		34.3%	31.3%
Combined ratio	99.4%	98.6%		99.3%	99.3%

(1) See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional insurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and six months ended June 30, 2016 was 99.4% (comprised of a loss ratio of 64.6% and an expense ratio of 34.8%) and 99.3% (comprised of a loss ratio of 64.9% and an expense ratio of 34.3%), respectively. In the prior year, the combined ratio for the three and six months ended June 30, 2015 was 98.6% (comprised of a loss ratio of 67.6% and an expense ratio of 31.0%) and 99.3% (comprised of a loss ratio of 68.0% and an expense ratio of 31.3%), respectively.

The loss ratio for the three and six months ended June 30, 2016 includes $520,000 and $483,000, respectively (or 1.5 and 0.6 percentage points), of net favorable reserve development in our loss estimates for prior accident years. The loss ratio for the three and six months ended June 30, 2015 includes $1.1 million and $3.6 million (or 2.6 and 3.9 percentage points), of net adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment increased from 31.0% and 31.3% for the three and six months ended June 30, 2015 to 34.8% and 34.3% for the three and six months ended June 30, 2016, respectively. The $3.6 million of adverse reserve development in the first half of 2015 resulted in sliding scale commission adjustments that reduced our expense ratio in both periods of 2015. Since there was favorable reserve development for the first half of 2016, there were not significant sliding scale commission adjustments reducing the expense ratio in 2016.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting profit of $206,000 and $540,000 for the three and six months ended June 30, 2016, compared to an underwriting profit of $594,000 and $635,000 for the three and six months ended June 30, 2015.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2016 was $843.3 million. Of this amount, 67.9% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2015. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$112,811	$400,931	$513,742
Specialty Admitted Insurance	45,824	48,799	94,623
Casualty Reinsurance	112,143	122,829	234,972
Total	$270,778	$572,559	$843,337

At June 30, 2016, the amount of net reserves of $689.6 million that related to IBNR was 68.0%. This amount was 68.0% at December 31, 2015. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$96,838	$322,175	$419,013
Specialty Admitted Insurance	25,170	28,204	53,374
Casualty Reinsurance	98,686	118,558	217,244
Total	$220,694	$468,937	$689,631

Other Operating Expenses

Other operating expenses for the Company include the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment.

Corporate and Other Segment

Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, and various other corporate expenses that are included in the calculation of both our expense ratio and combined ratio. Other expenses of the Corporate and Other segment include costs associated with potential acquisitions and various strategic initiatives. These costs vary from period-to-period based on the status of these initiatives.

For the three months ended June 30, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $5.5 million and $4.3 million, respectively. For the six months ended June 30, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $10.7 million and $8.6 million, respectively. The increases in these expenses were primarily related to an increase in stock based compensation expense resulting from the options and restricted share units granted in February and May of 2016. Additional increases were from public company expenses, other professional service fees and excise taxes.

Investing Results

Net investment income for the second quarter of 2016 was $11.6 million which compares to $13.0 million for the same period in 2015. On a year-to-date basis, net investment income for 2016 was $22.8 million which compares to $25.0 million for the same period in 2015. The change in our net investment income is as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Renewable energy investments	$(1,451)	$2,162	–	$(769)	$4,615	–
Other private investments	1,972	1,046	88.5%	2,457	1,597	53.9%
All other net investment income	11,032	9,792	12.7%	21,137	18,774	12.6%
Total net investment income	$11,553	$13,000	(11.1%)	$22,825	$24,986	(8.6%)

The primary cause for the decline in net investment income in the quarter was a reduction in investment income from our investments in renewable energy from a gain of $2.2 million for the quarter ended June 30, 2015 to a loss of $1.5 million for the quarter ended June 30, 2016. On a year to date basis, the results of our investments in renewable energy projects decreased from a gain of $4.6 million for the six months ended June 30, 2015 to a loss of $769,000 for the six months ended June 30, 2016. Offsetting this amount was an increase in net investment income on other private investments. Absent these items, our net investment income increased $1.2 million over the second quarter of the prior year ($2.4 million increase on a year to date basis) due to a 4.6% and 3.6% increase in our average cash and invested assets from $1,338.6 million at June 30, 2015 and $1,350.7 million at December 31, 2015, respectively to $1,399.9 million at June 30, 2016.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturity securities	$6,333	$5,949	$12,868	$11,648
Bank loan participations	3,897	3,431	6,878	6,614
Equity securities	1,524	1,135	2,936	2,196
Other invested assets	521	3,208	1,688	6,212
Cash, cash equivalents, and short-term investments	35	207	152	244
Trading gains (losses)	7	(23)	19	(17)
Gross investment income	12,317	13,907	24,541	26,897
Investment expense	(764)	(907)	(1,716)	(1,911)
Net investment income	$11,553	$13,000	$22,825	$24,986

The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Annualized gross investment yield on:
Average cash and invested assets	3.6%	4.2%	3.6%	4.1%
Average fixed maturity securities	3.5%	3.4%	3.4%	3.2%

Of our total cash and invested assets of $1,399.9 million at June 30, 2016, $80.7 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,045.3 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated other comprehensive income or loss. Also included in our investments are $205.9 million of bank loan participations, $14.9 million of short-term investments, $48.0 million of other invested assets, and $5.1 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $206.0 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $3.7 million. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2016 and December 31, 2015, the fair market value of these securities was $198.9 million, and $180.1 million, respectively.

For the three months ended June 30, 2016, the Company recognized net realized investment gains of $1.6 million. For the three months ended June 30, 2015, the Company recognized net realized investment gains of $350,000.

For the six months ended June 30, 2016, the Company recognized net realized investment gains of $2.2 million. These realized investment gains included $1.4 million of realized investment gains recognized on the sale of fixed maturity securities. Another $517,000 of net realized investment gains were recognized due to reductions in the allowance for credit losses on one impaired oil and gas loan. For the six months ended June 30, 2015, the Company recognized net realized investment losses of $2.5 million. The realized investment losses included $3.4 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.3 million of net realized investment gains recognized on the sale of fixed maturities.

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

The Company holds a participation in a loan issued by a company that produces and sells power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about its ability to make full and timely payments on the debt obligations held by the Company. Management concluded that the loan was impaired at June 30, 2016. The loan had a carrying value of $2.2 million, unpaid principal of $2.6 million and an allowance for credit losses of $239,000 at June 30, 2016.

The Company currently holds bank loans of oil and gas companies in the energy sector. The market values of these loans have declined significantly in response to declining energy prices. At June 30, 2016, the Company’s oil and gas exposure in the bank loan portfolio was in six bank loans and one bond with a total carrying value of $16.2 million and an unrealized loss of $2.0 million. Management concluded that two of these loans continued to be impaired as of June 30, 2016. The loans had a carrying value of $2.1 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.4 million. Reductions in the allowance for credit losses on these loans in 2016 resulted in net realized investment gains of $845,000 and $494,000 for the three months and six months ended June 30, 2016. All of the other loans are current at June 30, 2016. At June 30, 2015, management concluded that two oil and gas loans were impaired. The loans had a carrying value of $2.2 million, unpaid principal of $2.3 million and an allowance for credit losses of $32,000.

At June 30, 2016, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $37.6 million representing 3.7% of the cost or amortized cost of the portfolio. Additionally, at June 30, 2016, 86.3% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at June 30, 2016 had an aggregate fair value of $11.1 million and an aggregate net unrealized loss of $3.4 million. The average duration of our investment portfolio was 3.7 years at June 30, 2016.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	June 30, 2016			December 31, 2015
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$93,311	$103,050	9.9%	$95,864	$103,457	10.6%
Residential mortgage-backed	164,910	167,778	16.0%	137,308	136,887	14.1%
Corporate	377,232	389,379	37.3%	368,961	363,168	37.3%
Commercial mortgage and asset-backed	136,001	138,516	13.3%	130,231	130,696	13.4%
Obligations of U.S. government corporations and agencies	78,215	78,900	7.5%	89,734	90,163	9.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,012	72,910	7.0%	73,322	73,255	7.5%
Redeemable preferred stock	2,025	2,039	0.1%	2,025	2,034	0.2%
Total	923,706	952,572	91.1%	897,445	899,660	92.4%
Equity securities:
Preferred stock	64,806	73,035	7.0%	50,631	54,092	5.5%
Common stock	19,199	19,657	1.9%	19,199	20,019	2.1%
Total	84,005	92,692	8.9%	69,830	74,111	7.6%
Total investments	$1,007,711	$1,045,264	100.0%	$967,275	$973,771	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of June 30, 2016:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$135,006	14.1%
AA	426,140	44.5%
A	265,701	27.7%
BBB	119,642	12.5%
BB	4,706	0.5%
Below BB and unrated	6,441	0.7%
Total	$957,636	100.0%

At June 30, 2016, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $389.4 million. A summary of these securities by industry segment is shown below as of June 30, 2016:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$267,698	68.8%
Financial	53,857	13.8%
Utilities	67,824	17.4%
Total	$389,379	100.0%

The fair value of corporate fixed maturity securities (both available-for-sale and trading), which include publicly traded securities and privately placed bonds, is shown below as of June 30, 2016:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$371,120	95.3%
Privately placed	18,259	4.7%
Total	$389,379	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	June 30, 2016
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$55,893	$56,053	5.9%
After one year through five years	288,962	292,639	30.7%
After five years through ten years	158,539	166,278	17.5%
After ten years	117,376	129,269	13.6%
Residential mortgage-backed	164,910	167,778	17.6%
Commercial mortgage and asset-backed	136,001	138,516	14.5%
Redeemable preferred stock	2,025	2,039	0.2%
Total	$923,706	$952,572	100.0%

At June 30, 2016, the Company had no investments in securitizations of alternative-A mortgage or sub-prime mortgages.

Interest Expense

Interest expense was $2.0 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively ($4.2 million and $3.4 million for the six month periods). The increase in interest expense for the six months ended June 30, 2016 over the same period in the prior year was primarily due to a $461,000 increase in interest expense on a leased building that the Company is deemed to own for accounting purposes, from $331,000 for 2015 to $792,000 for 2016.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the three-month LIBOR plus 3.85%. This senior debt is redeemable, in whole or in part, at par prior to its stated maturity at our option. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2016, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.

On June 5, 2013, the Company closed on a three-year $125.0 million senior revolving credit facility. The Company and JRG Re are borrowers on the senior revolving credit facility. The senior revolving credit facility was initially comprised of:

•	A $62.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities; and

•	A $62.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at three-month LIBOR plus a margin, which is subject to change depending upon our total outstanding debt to capitalization.

On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. On May 20, 2015 under a provision of the credit agreement, we requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to a total capacity of $102.5 million. At June 30, 2016, the Company had $38.4 million letters of credit issued under the $102.5 million secured facility and a drawn balance of $73.3 million outstanding on the $112.5 million unsecured facility.

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

The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at June 30, 2016.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2016 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2016. All of these securities are currently redeemable at 100% of the unpaid principal balance at our option.

At June 30, 2016 and December 31, 2015, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 20.9% and 22.0%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended June 30, 2016 and 2015, and $298,000 for each of the six month periods ended June 30, 2016 and 2015.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 10.1% and 12.5% of our available-for-sale securities at June 30, 2016 and 2015, respectively) and dividends received income. For the three months ended June 30, 2016 and 2015, our U.S. federal income tax expense was 6.4% and 9.2% of income before taxes, respectively (8.3% and 9.0% for the six month periods, respectively).

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

At June 30, 2016, the Bermuda holding company had $592,000 of cash and cash equivalents. The US holding company had $61.6 million of cash and invested assets, comprised of cash and cash equivalents of $8.1 million, fixed maturity securities of $5.1 million, equity securities of $12.3 million, short-term investments of $5.4 million, and other invested assets of $30.7 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets at June 30, 2016, and cash of less than one thousand dollars.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended June 30, 2016 and 2015, our annualized net written premium to surplus ratio was 0.8 to 1.0 and 1.0 to 1.0, respectively (0.7 to 1.0 and 0.9 to 1.0 for the six month periods, respectively).

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2016 and 2015, our net premium retention was 78.0% and 86.3%, respectively (79.0% and 84.8% for the six month periods, respectively).

For certain casualty underwriting divisions of the Excess and Surplus Lines segment, we do not believe that the purchase of reinsurance is necessary since our total exposure to any one claim is a maximum of $1.0 million. The underwriting divisions that do not require reinsurance are Manufacturers and Contractors, General Casualty (including commercial auto liability), Sports and Entertainment, and Small Business. These underwriting divisions comprise 63.7% of the Excess and Surplus Lines segment’s gross written premiums for the six months ended June 30, 2016.

The following is a summary of our ceded reinsurance in place as of June 30, 2016:

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

In our Excess and Surplus Lines segment, we have a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below.

We have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $6.0 million in excess of a $2.5 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.

In our Excess and Surplus Lines segment, we write a small book of excess property insurance but we do not write primary property insurance. We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon our modeling, a $45.0 million gross catastrophe loss would exceed our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Company, we estimate our pre-tax cost at approximately $7.9 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.

Our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for 50% of the first $600,000 for workers’ compensation program business;

•	purchases workers’ compensation excess of loss coverage for $400,000 in excess of $600,000, $4.0 million in excess of $1.0 million, $5.0 million in excess of $5.0 million, $10.0 million in excess of $10.0 million with a maximum on any one life of $12.0 million, and $10.0 million in excess of $20.0 million with a maximum on any one life of $10.0 million;

•	purchases a property catastrophe reinsurance program for $4.0 million in excess of $1.0 million to manage its incidental property exposure to an approximate 1,000 year PML;

•	purchases program specific quota share reinsurance between 50.0% and 100.0% of the primary risk layer and up to 100.0% of the excess layer; and

•	purchases program specific excess of loss coverage for $9.0 million in excess of $1.0 million, $10.0 million in excess of $10.0 million with a maximum on any one life of $15.0 million, and $30.0 million in excess of $20.0 million with a maximum on any one life of $15.0 million.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

Reinsurance contracts do not relieve us from our obligations to policyholders. The failure of a reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At June 30, 2016 and 2015, there was no allowance for such uncollectible reinsurance recoverables. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better.

At June 30, 2016, we had reinsurance recoverables on unpaid losses of $153.7 million and reinsurance recoverables on paid losses of $6.0 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

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

Off-Balance Sheet Arrangements

The Company is also exposed to credit risk relating to insurance contracts with an insured in which the Company pays losses and loss adjustment expenses on the contract. The Company has an indemnity agreement with this insured and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured party (a non-insurance entity). The insured party is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the unpaid losses and loss adjustment expenses related to the contracts. At June 30, 2016, the cash collateral held by the Company from this insured exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a growing relationship, and as such, there is an exposure to reported losses on this contract growing at a faster pace than our collateral from the insured grows. To mitigate this risk, we closely monitor our exposure compared to our collateral held, and we request additional collateral from the insured when our analysis indicates that we have uncollateralized exposure. Based on our relationship with the insured and the cash collateral held, management does not believe that this credit exposure is material.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$29,747	$48,853
Investing activities	(45,388)	(47,681)
Financing activities	(10,111)	(8,723)
Change in cash and cash equivalents	$(25,752)	$(7,551)

Cash from operating activities declined from $48.9 million in the first half of 2015 to $29.7 million in the first half of 2016. This decline is partially attributable to a $14.4 million increase in claims receivable on commercial auto policies in the six months ended June 30, 2016, as the reimbursement of claims on these polices typically lags our payment of the claims to the insureds by approximately sixty days. There are also sixty day lags in the period between the recording of written premium on these policies and the cash receipts on these premium receivables.

Cash used in financing activities in the first half of 2016 included $11.6 million of dividends to shareholders. Cash used in financing activities in the first half of 2015 primarily related to $9.1 million of dividends paid to shareholders.

Ratings

The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A” (Excellent). This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. A.M. Best assigns ratings to both insurance and reinsurance companies. The rating for our operating insurance and reinsurance companies of “A” (Excellent), is the third highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.

The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A” (Excellent) ratings obtained by our insurance and reinsurance subsidiaries are consistent with our companies’ business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

EQUITY

Equity Awards

For the three months ended June 30, 2016 and 2015, the Company recognized $1.5 million and $943,000, respectively, of share based compensation expense ($2.7 million and $1.9 million for the six month periods, respectively). The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.1 years at June 30, 2016 is $10.2 million. There were 151,300 options exercised during the three month period ending June 30, 2016 (231,916 were exercised in the six month period ending June 30, 2016). There were 41,250 options exercised for the three and six months ended June 30, 2015. No RSU’s vested during the three and six months ended June 30, 2016 or 2015. The Company granted 706,203 options with an exercise price of $32.07 during the six months ending June 30, 2016; no options were granted in the three months ended June 30, 2016. The Company granted 10,627 options with an exercise price of $24.32 during the three months and six months ended June 30, 2015.

RECONCILIATION OF NON-GAAP MEASURES

Reconciliation of Underwriting Profit

The following table reconciles the underwriting profit by individual segment and of the Company as a whole to consolidated income before income taxes. We believe that these measures are useful to investors in evaluating the performance of our Company and its segments because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. Our definition of underwriting profit may not be comparable to that of other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Underwriting profit of operating segments:
Excess and Surplus Lines	$9,783	$5,769	$18,987	$13,212
Specialty Admitted Insurance	125	199	600	44
Casualty Reinsurance	206	594	540	635
Total underwriting profit of operating segments	10,114	6,562	20,127	13,891
Other operating expenses of the Corporate and Other segment	(5,475)	(4,255)	(10,727)	(8,634)
Underwriting profit (1)	4,639	2,307	9,400	5,257
Net investment income	11,553	13,000	22,825	24,986
Net realized investment gains (losses)	1,619	350	2,166	(2,456)
Other income and expense	(24)	(10)	52	(23)
Interest expense	(2,041)	(1,744)	(4,215)	(3,448)
Amortization of intangible assets	(149)	(149)	(298)	(298)
Income before taxes	$15,597	$13,754	$29,930	$24,018

(1)	Included in underwriting results for the three and six months ended June 30, 2016, is fee income of $3.5 million and $6.6 million, respectively ($2.6 million and $3.3 million for the same periods in the prior year).

Reconciliation of Net Operating Income

We define net operating income as net income excluding certain non-operating items such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional services fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees and interest and other expenses on a leased building that we are deemed to own for accounting purposes. We use net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the three and six months ended June 30, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended June 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$15,597	$14,596	$13,754	$12,489
Net realized investment gains	(1,619)	(1,257)	(350)	(279)
Other expenses	91	127	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	306	199	165	107
Net operating income	$14,375	$13,665	$13,638	$12,362

	Six Months Ended June 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$29,930	$27,433	$24,018	$21,866
Net realized investment (gains) losses	(2,166)	(1,564)	2,456	1,883
Other expenses	79	119	138	90
Interest expense on leased building the Company is deemed to own for accounting purposes	792	515	330	214
Net operating income	$28,635	$26,503	$26,942	$24,053

Growth in Tangible Equity

A key financial measure that we use to assess our longer term financial performance is our percentage growth in tangible equity per share. For the six months ended June 30, 2016, we increased our tangible equity per share by 10.1% and by 12.7% after adding back the dividends paid on March 31, 2016 and June 30, 2016.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)

Shareholders’ equity	$729,898	$681,038
Less:
Goodwill	181,831	181,831
Intangible assets	39,230	39,528
Tangible equity	$508,837	$459,679

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors in the quarter ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

James River Group Holdings, Ltd.

Date: August 5, 2016	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Gregg T. Davis
Gregg T. Davis
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+

4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+

4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+

4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+

4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+

Exhibit Number	Description
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+

4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1	Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013, among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of September 24, 2014, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4	Second Amendment to Credit Agreement, dated as of December 15, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent and Letter of Credit Issuer (incorporated by reference to Exhibit 10.4 to the Annual Report Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5	Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.6	Third Amendment to Credit Agreement, dated as of December 30, 2015, among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., the lenders named therein, and Key Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.7	Fourth Amendment to Credit Agreement and Waiver, dated as of April 22, 2016, among James River Group Holdings, Ltd., the lenders named therein, and KeyBank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 6, 2016, Commission File No. 001-36777)

10.8	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.10	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.12	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.14	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.17	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.20	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.22	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.23	Amended and Restated Employment Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd., James River Group Inc. and Gregg T. Davis (incorporated by reference to Exhibit 10.21 of the 2014 Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)*

10.24	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.25	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.26	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.27	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Company; Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the Securities and Exchange Commission upon request.

