Form 10-Q
period 2016-09-30
James River Group Holdings, Ltd.
filed 2016-11-04
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

Number of shares of the registrant's common stock outstanding at November 4, 2016: 29,116,496

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•	a failure of any of the loss limitations or exclusions we employ;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	losses in our investment portfolio;

•	the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•	additional government or market regulation;

•	the impact of loss settlements made by ceding companies and fronting carriers on our reinsurance business;

•	a forced sale of investments to meet our liquidity needs;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	our underwriters and other associates taking excessive risks;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	insufficient capital to fund our operations;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	competition within the casualty insurance and reinsurance industry;

•	an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•	in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC;

•	the Company or our subsidiaries, James River Group Holdings UK Limited, a holding company incorporated under the laws of England and Wales, or JRG Reinsurance Company, Ltd., a Bermuda domiciled reinsurance company, becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002;

•	the ownership of a significant portion of our outstanding shares by affiliates of D. E. Shaw & Co. L.P. (the “D.E. Shaw Affiliates”) and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders and additionally, the D.E. Shaw Affiliates having certain rights with respect to board representation and approval rights with respect to certain transactions;

•	changes in our financial condition, regulations or other factors that may restrict our ability to pay dividends; and

•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or “SEC”.

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
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2016 – $951,209; 2015 – $897,445)	$978,034	$899,660
Trading, at fair value (amortized cost: 2016 – $5,052; 2015 – $5,053)	5,068	5,046
Equity securities available-for-sale, at fair value (cost: 2016 – $81,026; 2015 – $69,830)	89,708	74,111
Bank loan participations held-for-investment, at amortized cost, net of allowance	211,355	191,700
Short-term investments	23,256	19,270
Other invested assets	52,432	54,504
Total invested assets	1,359,853	1,244,291

Cash and cash equivalents	90,873	106,406
Accrued investment income	7,438	8,068
Premiums receivable and agents’ balances, net	280,462	176,685
Reinsurance recoverable on unpaid losses	156,286	131,788
Reinsurance recoverable on paid losses	6,561	11,298
Prepaid reinsurance premiums	80,970	44,146
Deferred policy acquisition costs	74,929	60,754
Intangible assets, net	39,081	39,528
Goodwill	181,831	181,831
Other assets	69,627	50,702
Total assets	$2,347,911	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	September 30,	December 31,
	2016	2015
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$874,662	$785,322
Unearned premiums	414,009	301,104
Payables to reinsurers	36,939	19,867
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	35,508	29,476
Other liabilities	48,673	46,335
Total liabilities	1,602,146	1,374,459

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2016 and 2015: $0.0002 par value; 200,000,000 shares authorized; 2016 and 2015: 29,116,496 and 28,941,547 shares issued and outstanding, respectively	6	6
Preferred Shares – 2016 and 2015: $0.00125 par value; 20,000,000 convertible shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	637,612	630,820
Retained earnings	78,221	47,026
Accumulated other comprehensive income	29,926	3,186
Total shareholders’ equity	745,765	681,038
Total liabilities and shareholders’ equity	$2,347,911	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share amounts)
Revenues
Gross written premiums	$260,166	$148,236	$563,908	$463,505
Ceded written premiums	(55,025)	(25,308)	(118,808)	(73,104)
Net written premiums	205,141	122,928	445,100	390,401
Change in net unearned premiums	(71,992)	(223)	(76,266)	(44,625)
Net earned premiums	133,149	122,705	368,834	345,776

Net investment income	15,797	9,510	38,622	34,496
Net realized investment gains (losses)	210	(17)	2,376	(2,473)
Other income	2,209	925	7,373	2,018
Total revenues	151,365	133,123	417,205	379,817

Expenses
Losses and loss adjustment expenses	83,326	66,718	233,491	209,133
Other operating expenses	43,579	43,387	124,732	119,764
Other expenses	(43)	69	36	207
Interest expense	2,079	1,769	6,294	5,217
Amortization of intangible assets	149	149	447	447
Total expenses	129,090	112,092	365,000	334,768

Income before taxes	22,275	21,031	52,205	45,049
Income tax expense	909	2,070	3,406	4,222
Net income	21,366	18,961	48,799	40,827

Other comprehensive (loss) income:
Net unrealized gains (losses), net of taxes of $(373) and $2,271 in 2016 and $(128) and $(1,272) in 2015	(1,672)	1,586	26,740	(9,470)
Total comprehensive income	$19,694	$20,547	$75,539	$31,357

Per share data:
Basic earnings per share	$0.73	$0.66	$1.68	$1.43
Diluted earnings per share	$0.71	$0.64	$1.64	$1.40
Dividend declared per share	$0.20	$0.16	$0.60	$0.48

Weighted-average common shares outstanding:
Basic	29,101,550	28,735,087	29,030,284	28,608,398
Diluted	29,935,152	29,418,251	29,834,686	29,244,520

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2014	28,540,350	$6	$628,236	$41,323	$18,356	$687,921
Net income	–	–	–	40,827	–	40,827
Other comprehensive income	–	–	–	–	(9,470)	(9,470)
Dividends	–	–	–	(13,898)	–	(13,898)
Exercise of stock options and related excess tax benefits	229,137	–	(758)	–	–	(758)
Compensation expense under stock incentive plans	–	–	2,794	–	–	2,794
Balances at September 30, 2015	28,769,487	$6	$630,272	$68,252	$8,886	$707,416

Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	–	–	–	48,799	–	48,799
Other comprehensive income	–	–	–	–	26,740	26,740
Dividends	–	–	–	(17,604)	–	(17,604)
Exercise of stock options and related excess tax benefits	174,949	–	2,585	–	–	2,585
Compensation expense under stock incentive plans	–	–	4,207	–	–	4,207
Balances at September 30, 2016	29,116,496	$6	$637,612	$78,221	$29,926	$745,765

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net cash provided by operating activities	$82,749	$104,279

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(233,753)	(245,346)
Sales – fixed maturity securities	62,006	29,276
Maturities and calls – fixed maturity securities	106,687	74,460
Purchases – equity securities	(3,680)	(7,998)
Sales – equity securities	4,811	–
Bank loan participations:
Purchases	(86,074)	(96,896)
Sales	21,743	90,293
Maturities	45,861	29,876
Other invested assets:
Purchases	(1,990)	(47,099)
Return of Capital	717	–
Disposals	–	35
Maturities and repayments	6,500	6,957
Short-term investments, net	(3,986)	81,631
Securities receivable or payable, net	705	39
Purchases of property and equipment	(2,142)	(1,185)
Net cash used in investing activities	(82,595)	(85,957)

Financing activities
Dividends paid	(17,428)	(13,735)
Issuances of common stock under equity incentive plans	2,134	863
Common stock repurchases	(716)	(3,715)
Stock option excess tax benefit	1,167	2,094
Repayments of financing obligations net of proceeds	(844)	(488)
Other financing	–	(163)
Net cash used in financing activities	(15,687)	(15,144)
Change in cash and cash equivalents	(15,533)	3,178
Cash and cash equivalents at beginning of period	106,406	73,383
Cash and cash equivalents at end of period	$90,873	$76,561

Supplemental information
Interest paid	$6,011	$5,490

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

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

The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:

•	James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). The Company contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.

•	James River Group is a Delaware domiciled insurance holding company which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding U.S. debt.

•	James River Insurance Company is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

•	Falls Lake National Insurance Company is an Ohio domiciled insurance company which wholly-owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake Fire and Casualty Company began operations in June of 2016.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) is a Bermuda domiciled reinsurer that provides reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

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

The Company holds interests in VIEs through certain equity method investments in limited liability companies (“LLCs”) included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $25.6 million and $26.0 million as of September 30, 2016 and December 31, 2015, respectively, representing the Company’s maximum exposure to loss.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact that adopting this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide more information about the expected credit losses on financial instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU is will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company has not yet completed the analysis of how adopting this ASU will affect Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 was issued to reduce the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company has not yet completed the analysis of how adopting this ASU will affect our financial statements, but does not expect a material impact on our statement of cash flows.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
Fixed maturity securities:
State and municipal	$98,198	$8,271	$(80)	$106,389
Residential mortgage-backed	157,415	2,978	(139)	160,254
Corporate	399,760	15,627	(3,299)	412,088
Commercial mortgage and asset-backed	151,153	2,477	(93)	153,537
Obligations of U.S. government corporations and agencies	72,511	440	–	72,951
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,147	598	(2)	70,743
Redeemable preferred stock	2,025	47	–	2,072
Total fixed maturity securities	951,209	30,438	(3,613)	978,034
Equity securities	81,026	10,010	(1,328)	89,708
Total investments available-for-sale	$1,032,235	$40,448	$(4,941)	$1,067,742

December 31, 2015
Fixed maturity securities:
State and municipal	$95,864	$7,728	$(135)	$103,457
Residential mortgage-backed	137,308	1,718	(2,139)	136,887
Corporate	368,961	3,988	(9,781)	363,168
Commercial mortgage and asset-backed	130,231	890	(425)	130,696
Obligations of U.S. government corporations and agencies	89,734	698	(269)	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	165	(232)	73,255
Redeemable preferred stock	2,025	9	-	2,034
Total fixed maturity securities	897,445	15,196	(12,981)	899,660
Equity securities	69,830	5,512	(1,231)	74,111
Total investments available-for-sale	$967,275	$20,708	$(14,212)	$973,771

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2016 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$31,185	$31,282
After one year through five years	322,970	326,304
After five years through ten years	165,167	172,120
After ten years	121,294	132,465
Residential mortgage-backed	157,415	160,254
Commercial mortgage and asset-backed	151,153	153,537
Redeemable preferred stock	2,025	2,072
Total	$951,209	$978,034

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2016
Fixed maturity securities:
State and municipal	$6,560	$(80)	$–	$–	$6,560	$(80)
Residential mortgage-backed	1,519	(6)	35,598	(133)	37,117	(139)
Corporate	36,654	(148)	6,771	(3,151)	43,425	(3,299)
Commercial mortgage and asset-backed	16,352	(55)	4,253	(38)	20,605	(93)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,451	(2)	–	–	2,451	(2)
Total fixed maturity securities	63,536	(291)	46,622	(3,322)	110,158	(3,613)
Equity securities	6,846	(471)	6,276	(857)	13,122	(1,328)
Total investments available-for-sale	$70,382	$(762)	$52,898	$(4,179)	$123,280	$(4,941)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2015
Fixed maturity securities:
State and municipal	$9,492	$(135)	$–	$–	$9,492	$(135)
Residential mortgage-backed	39,895	(465)	40,656	(1,674)	80,551	(2,139)
Corporate	177,149	(5,281)	6,433	(4,500)	183,582	(9,781)
Commercial mortgage and asset-backed	74,518	(339)	11,437	(86)	85,955	(425)
Obligations of U.S. government corporations and agencies	43,907	(231)	4,012	(38)	47,919	(269)
U.S. Treasury securities and obligations guaranteed by the U.S. government	49,452	(213)	2,186	(19)	51,638	(232)
Total fixed maturity securities	394,413	(6,664)	64,724	(6,317)	459,137	(12,981)
Equity securities	4,196	(172)	5,704	(1,059)	9,900	(1,231)
Total investments available-for-sale	$398,609	$(6,836)	$70,428	$(7,376)	$469,037	$(14,212)

The Company held securities of 68 issuers at September 30, 2016 that were in an unrealized loss position with a total fair value of $123.3 million and gross unrealized losses of $4.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At September 30, 2016, 86.6% of the Company’s fixed maturity security portfolio was rated “A-“ or better by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2016 had an aggregate fair value of $10.9 million and an aggregate net unrealized loss of $2.5 million.

Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at September 30, 2016 or December 31, 2015 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

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

At December 31, 2015, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2015. The allowance for credit losses on the loans was $414,000. The loans had a carrying value of $3.9 million and unpaid principal of $4.6 million at December 31, 2015. Since that time, one of the loans was repaid in full at its scheduled maturity in June 2016. Management concluded that the remaining loan, scheduled to mature in 2017, remained impaired at September 30, 2016. The allowance for credit losses on the loan was $208,000 at September 30, 2016. The loan had a carrying value of $2.0 million and unpaid principal of $2.3 million at September 30, 2016.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans were impacted by declining energy prices. At September 30, 2016, the Company’s oil and gas exposure was in five bank loans and one bond with a total carrying value of $15.4 million and an unrealized loss of $1.6 million. Management concluded that two of these loans were impaired as of December 31, 2015. At December 31, 2015, the loans had a carrying value of $1.7 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.9 million. At September 30, 2016, one of these loans was impaired with a carrying value of $1.3 million, unpaid principal of $2.2 million and an allowance for credit losses of $852,000. All of the other loans are current at September 30, 2016.

Management also concluded that two non-energy sector loans were impaired at September 30, 2016 (one non-energy sector loan was impaired at December 31, 2015). At September 30, 2016, the impaired loans had a carrying value of $6.4 million, unpaid principal of $7.3 million, and an allowance for credit losses of $903,000. At December 31, 2015, the one impaired loan had a carrying value of $689,000, unpaid principal of $722,000, and an allowance for credit losses of $34,000.

The aggregate allowance for credit losses was $2.0 million at September 30, 2016 on four impaired loans with a total carrying value of $9.7 million and unpaid principal of $11.8 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans with a total carrying value of $6.3 million and unpaid principal of $11.1 million.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2016 or December 31, 2015.

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

The average recorded investment in impaired bank loans was $8.0 million and $6.3 million during the nine months ended September 30, 2016 and 2015, respectively. Investment income of $237,000 and $139,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded realized losses of $663,000 and $53,000, respectively, in the three months and nine months ended September 30, 2016 for changes in the fair value of impaired bank loans. In the three months and nine months ended September 30, 2015, the Company recorded realized gains of $143,000 and $346,000, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months and nine months ended September 30, 2016 includes $5,000 and $23,000, respectively, of net trading gains related to securities held at September 30, 2016.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturity securities:
Gross realized gains	$70	$130	$1,479	$1,417
Gross realized losses	–	(72)	(2)	(736)
	70	58	1,477	681

Bank loan participations:
Gross realized gains	273	421	1,466	953
Gross realized losses	(1,308)	(496)	(1,741)	(4,150)
	(1,035)	(75)	(275)	(3,197)

Equity securities:
Gross realized gains	1,174	–	1,174	–
Gross realized losses	–	–	–	–
	1,174	–	1,174	–

Short-term investments and other:
Gross realized gains	2	4	3	52
Gross realized losses	(1)	(4)	(3)	(9)
	1	–	–	43
Total	$210	$(17)	$2,376	$(2,473)

Realized investment gains or losses are determined on a specific identification basis.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

			Investment Income
	Carrying Value		Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Category
Renewable energy LLCs (a)	$25,562	$26,001	$2,745	$(659)	$1,976	$3,956
Renewable energy bridge financing notes (b)	–	6,500	–	984	450	2,483
Limited partnerships (c)	22,370	17,503	1,948	(1,038)	3,784	(1,112)
Bank holding companies (d)	4,500	4,500	86	86	257	257
Total other invested assets	$52,432	$54,504	$4,779	$(627)	$6,467	$5,584

(a)	The Company’s Corporate and Other segment owns equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $2.4 million and $3.1 million in the nine months ended September 30, 2016 and 2015, respectively.

(b)	The Company has held investments in bridge loans for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally matured in less than one year and carried primarily variable rates of interest ranging from 7.3% to 15.0%. Original discounts and commitment fees received were recognized over the terms of the notes under the effective interest method. During the nine months ended September 30, 2016, the outstanding balance of a $6.5 million note was fully repaid. In the nine months ended September 30, 2015, the Company invested $36.3 million in these notes and received repayments of $7.0 million.

(c)	The Company owns investments in limited partnerships that invest in concentrated portfolios of high yield bonds of companies undergoing financial stress, publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of $2.3 million at September 30, 2016 and recognized investment income of $178,000 and investment losses of $665,000 for the nine months ended September 30, 2016 and 2015, respectively. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate and Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $20.0 million at September 30, 2016. Investment income of $3.6 million was recognized on the investments for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, investment losses of $447,000 were recognized on the investments. At September 30, 2016, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $1.6 million in a limited partnership that invests in loans of middle market private equity sponsored companies.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.	Investments (continued)

(d)	The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which matures August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $257,000 in both nine months ended September 30, 2016 and 2015. The Company’s Chairman and Chief Executive Officer is the Lead Independent Director of the bank holding company and is an investor in the bank holding company. Additionally, one of the Company’s directors in an investor in the bank holding company and a lender to the bank holding company. The Company’s Chief Financial Officer is a former investor in the bank holding company.

The Company holds common shares issued by the bank holding company. The shares, which are publicly traded, are classified as available-for-sale equity securities and carried at fair value ($8.7 million at September 30, 2016 and $8.4 million at December 31, 2015). Income of $266,000 was recognized on the shares for the nine months ended September 30, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2016, is carried as a short-term investment. Interest income of $3,000 and $4,000 was recognized on this investment for the nine months ended September 30, 2016 and 2015, respectively.

Two of the Company’s directors were members of the board of managers of First Wind Capital, LLC (“First Wind”) until January 20, 2015. First Wind is an affiliate of the Company’s largest shareholder. At December 31, 2014, the Company held fixed maturity securities with a fair value of $12.6 million issued by First Wind. These securities were called in March 2015, resulting in a realized gain of $845,000. Also at December 31, 2014, the Company held a bank loan participation with a carrying value of $4.6 million from an affiliate of First Wind. The loan was repaid in full in January 2015.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2016 and December 31, 2015.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

3.	Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2016		December 31, 2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	3,894	11,611	3,447
Identifiable intangible assets subject to amortization		11,611	3,894	11,611	3,447
		$42,975	$3,894	$42,975	$3,447

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income to shareholders	$21,366	$18,961	$48,799	$40,827

Weighted average common shares outstanding:
Basic	29,101,550	28,735,087	29,030,284	28,608,398
Common share equivalents	833,602	683,164	804,402	636,122
Diluted	29,935,152	29,418,251	29,834,686	29,244,520

Earnings per share:
Basic	$0.73	$0.66	$1.68	$1.43
Common share equivalents	(0.02)	(0.02)	(0.04)	(0.03)
Diluted	$0.71	$0.64	$1.64	$1.40

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months and nine months ended September 30, 2016, all common share equivalents are dilutive. For the three months and nine months ended September 30, 2015, common share equivalents of 10,627 and 5,761 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$689,631	$627,504	$653,534	$589,042
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	88,659	76,303	248,239	223,725
Prior years	(5,333)	(9,585)	(14,748)	(14,592)
Total incurred losses and loss and adjustment expenses	83,326	66,718	233,491	209,133
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	10,734	4,062	21,624	18,665
Prior years	43,847	44,424	147,025	133,774
Total loss and loss adjustment expense payments	54,581	48,486	168,649	152,439
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	718,376	645,736	718,376	645,736
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	156,286	133,273	156,286	133,273
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$874,662	$779,009	$874,662	$779,009

A $5.3 million reserve redundancy developed in the three months ended September 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $5.8 million of favorable development in the Excess and Surplus Lines segment primarily from the 2013, 2014 and 2015 accident years. This favorable development occurred because our actuarial studies at September 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $1.6 million of favorable development on prior accident years for the Specialty Admitted Insurance segment primarily from the 2013, 2014 and 2015 accident years. The Casualty Reinsurance segment experienced $2.0 million of adverse reserve development on prior accident years primarily from two contracts from the 2012 and 2013 years that had higher than expected reported losses in the quarter.

The Company experienced $9.6 million of favorable reserve development in the three months ended September 30, 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This reserve development included $10.1 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014 and 2013 accident years. This favorable development occurred because our actuarial studies at September 30, 2015 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continued to be below our initial expected loss ratios. The Company also experienced $2.0 million of favorable development on prior accident years for the Specialty Admitted Insurance segment. The favorable development in the Excess and Surplus Lines and Specialty Admitted Insurance segments was partially offset by $2.5 million of adverse reserve development in the Casualty Reinsurance segment, primarily related to one reinsurance relationship from the 2012 and 2011 underwriting years that experienced higher loss development in 2015 than expected.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Reserve for Losses and Loss Adjustment Expenses

A $14.7 million reserve redundancy developed in the nine months ended September 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $13.8 million of favorable development in the Excess and Surplus Lines segment primarily from the 2013, 2014 and 2015 accident years. This favorable development occurred because our actuarial studies at September 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $2.5 million of favorable development on prior accident years for the Specialty Admitted Insurance segment primarily from accident years 2010 through 2014. The Casualty Reinsurance segment experienced $1.5 million of adverse reserve development on prior accident years primarily from two contracts from 2012 and 2013 that had higher than expected reported losses in 2016.

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

6.	Other Comprehensive (Loss) Income

The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Unrealized (losses) gains arising during the period, before U.S. income taxes	$(802)	$1,516	$31,662	$(10,061)
U.S. income taxes	(38)	104	(3,115)	1,434
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(840)	1,620	28,547	(8,627)
Less reclassification adjustment:
Net realized investment gains	1,243	58	2,651	681
U.S. income taxes	(411)	(24)	(844)	162
Reclassification adjustment for investment gains realized in net income	832	34	1,807	843
Other comprehensive (loss) income	$(1,672)	$1,586	$26,740	$(9,470)

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $88.8 million of letters of credit were issued through September 30, 2016, which were secured by deposits of $104.8 million. Under a $102.5 million facility, $39.0 million of letters of credit were issued through September 30, 2016, which were secured by deposits of $50.5 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsured was $252.5 million at September 30, 2016.

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss). Fee income of the Excess and Surplus Lines segment of $2.1 million and $(595,000) was included in underwriting profit for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, fee income included in underwriting profit was $7.2 million and $1.8 million, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2016
Gross written premiums	$99,882	$56,119	$104,165	$–	$260,166
Net earned premiums	81,672	13,204	38,273	–	133,149
Underwriting profit of insurance segments	12,408	702	133	–	13,243
Net investment income	5,236	647	7,085	2,829	15,797
Interest expense	–	–	–	2,079	2,079
Segment revenues	88,671	13,890	44,808	3,996	151,365
Segment goodwill	181,831	–	–	–	181,831
Segment assets	728,231	261,063	1,258,522	100,095	2,347,911

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2015
Gross written premiums	$82,249	$22,898	$43,089	$–	$148,236
Net earned premiums	65,804	10,743	46,158	–	122,705
Underwriting profit of insurance segments	17,047	462	276	–	17,785
Net investment income	3,394	618	5,862	(364)	9,510
Interest expense	–	–	–	1,769	1,769
Segment revenues	70,117	11,462	51,871	(327)	133,123
Segment goodwill	181,831	–	–	–	181,831
Segment assets	715,832	154,805	1,115,175	110,303	2,096,115

Nine Months Ended September 30, 2016
Gross written premiums	$279,417	$119,007	$165,484	$–	$563,908
Net earned premiums	217,742	36,816	114,276	–	368,834
Underwriting profit of insurance segments	31,395	1,302	673	–	33,370
Net investment income	13,601	1,898	20,248	2,875	38,622
Interest expense	–	–	–	6,294	6,294
Segment revenues	239,401	39,266	134,420	4,118	417,205
Segment goodwill	181,831	–	–	–	181,831
Segment assets	728,231	261,063	1,258,522	100,095	2,347,911

Nine Months Ended September 30, 2015
Gross written premiums	$235,384	$61,755	$166,366	$–	$463,505
Net earned premiums	178,071	30,448	137,257	–	345,776
Underwriting profit of insurance segments	30,259	506	911	–	31,676
Net investment income	10,466	1,720	16,579	5,731	34,496
Interest expense	–	–	–	5,217	5,217
Segment revenues	188,686	32,424	152,868	5,839	379,817
Segment goodwill	181,831	–	–	–	181,831
Segment assets	715,832	154,805	1,115,175	110,303	2,096,115

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Segment Information (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$12,408	$17,047	$31,395	$30,259
Specialty Admitted Insurance	702	462	1,302	506
Casualty Reinsurance	133	276	673	911
Total underwriting profit of insurance segments	13,243	17,785	33,370	31,676
Other operating expenses of the Corporate and Other segment	(4,870)	(4,324)	(15,597)	(12,958)
Underwriting profit	8,373	13,461	17,773	18,718
Net investment income	15,797	9,510	38,622	34,496
Net realized investment gains (losses)	210	(17)	2,376	(2,473)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	123	(5)	175	(28)
Interest expense	(2,079)	(1,769)	(6,294)	(5,217)
Income before taxes	$22,275	$21,031	$52,205	$45,049

9.	Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of policy acquisition costs	$24,761	$28,621	$70,552	$75,523
Other underwriting expenses of the operating segments	13,948	10,442	38,583	31,283
Other operating expenses of the Corporate and Other segment	4,870	4,324	15,597	12,958
Total	$43,579	$43,387	$124,732	$119,764

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Other Operating Expenses and Other Expenses (continued)

Other expenses for the three and nine months ended September 30, 2016 and 2015 total $(43,000) and $36,000, and $69,000 and $207,000 respectively.  Other expenses include filing fees, expenses associated with the Company’s minority investment in a partnership that was involved in the construction of a building that the Company was deemed to own for accounting purposes, and due diligence costs for various merger and acquisition activities which were not consummated.

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

To measure fair value, the Company obtains quoted market prices for its investment securities. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since January 1, 2015.

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2016 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$106,389	$–	$106,389
Residential mortgage-backed	–	160,254	–	160,254
Corporate	–	412,088	–	412,088
Commercial mortgage and asset-backed	–	148,537	5,000	153,537
Obligations of U.S. government corporations and agencies	–	72,951	–	72,951
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,054	689	–	70,743
Redeemable preferred stock	–	2,072	–	2,072
Total fixed maturity securities	70,054	902,980	5,000	978,034
Equity securities:
Preferred stock	–	69,039	–	69,039
Common stock	19,935	734	–	20,669
Total equity securities	19,935	69,773	–	89,708
Total available-for-sale securities	$89,989	$972,753	$5,000	$1,067,742
Trading securities:
Fixed maturity securities	$1,250	$3,818	$–	$5,068
Short-term investments	$1,100	$22,156	$–	$23,256

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$103,457	$–	$103,457
Residential mortgage-backed	–	136,887	–	136,887
Corporate	–	363,168	–	363,168
Commercial mortgage and asset-backed	–	125,696	5,000	130,696
Obligations of U.S. government corporations and agencies	–	90,163	–	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,542	713	–	73,255
Redeemable preferred stock	–	2,034	–	2,034
Total fixed maturity securities	72,542	822,118	5,000	899,660
Equity securities:
Preferred stock	–	54,092	–	54,092
Common stock	19,285	734	–	20,019
Total equity securities	19,285	54,826	–	74,111
Total available-for-sale securities	$91,827	$876,944	$5,000	$973,771
Trading securities:
Fixed maturity securities	$1,244	$3,802	$–	$5,046
Short-term investments	$2,926	$16,344	$–	$19,270

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months or nine months ended September 30, 2016 and 2015. A market approach using prices in trades of comparable securities was utilized to determine the fair value of this security at September 30, 2016 and December 31, 2015.

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

There were no transfers between Level 1 and Level 2 during the three months or nine months ended September 30, 2016 or 2015. The Company recognizes transfers between levels at the beginning of the reporting period.

There were no realized gains or losses included in earnings for the three months or nine months ended September 30, 2016 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at September 30, 2016.

The Company measures certain bank loan participations at fair value on a nonrecurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
September 30, 2016
Bank loan participations held-for-investment	$–	$–	$7,705	$7,705

December 31, 2015
Bank loan participations held-for-investment	$–	$–	$2,342	$2,342

Bank loan participations held-for-investment that were determined to be impaired were carried at their fair value of $7.7 million at September 30, 2016 and $2.3 million at December 31, 2015.

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

Investments for which external sources are not available or are determined by the outside investment manager not to be representative of fair value are recorded at fair value as determined by the outside investment manager. In determining the fair value of such investments, the outside investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2016, there were bank loan participations with an unpaid principal balance of $2.7 million and a carrying value of $2.3 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Fair Value Measurements (continued)

At December 31, 2015, there were bank loan participations with an unpaid principal balance of $5.3 million and a carrying value of $4.6 million for which external sources were unavailable to determine fair value.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$978,034	$978,034	$899,660	$899,660
Equity securities	89,708	89,708	74,111	74,111
Trading:
Fixed maturity securities	5,068	5,068	5,046	5,046
Bank loan participations held-for-investment	211,355	209,013	191,700	180,086
Cash and cash equivalents	90,873	90,873	106,406	106,406
Short-term investments	23,256	23,256	19,270	19,270
Other invested assets – notes receivable	4,500	6,088	11,000	12,548

Liabilities
Senior debt	88,300	86,282	88,300	79,539
Junior subordinated debt	104,055	103,300	104,055	84,594

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2016 and December 31, 2015 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2016 and December 31, 2015, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at September 30, 2016 and December 31, 2015 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

The Company issued 174,949 common shares in the first nine months of 2016 related to stock option exercises, increasing the number of common shares outstanding to 29,116,496 at September 30, 2016.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

The Board of Directors declared the following dividends during the first nine months of 2016 and 2015:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8	million
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9	million
August 3, 2016	$0.20	September 12, 2016	September 30, 2016	$5.9	million
	$0.60			$17.6	million

2015
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6	million
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6	million
August 5, 2015	$0.16	September 14, 2015	September 30, 2015	$4.7	million
	$0.48			$13.9	million

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at September 30, 2016, 1,116,334 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at September 30, 2016, 36,552 shares are available for grant.

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

On May 3, 2016, the Board of Directors granted RSU awards for 1,628 shares under the 2014 Director Plan. The RSUs vest over one year and the fair value on the date of grant was $30.69.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

Options

The following table summarizes the option activity:

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,058,085	$18.11	3,104,768	$17.27
Granted	706,203	$32.07	10,627	$24.32
Exercised	(256,916)	$15.92	(804,875)	$15.66
Forfeited	(33,039)	$27.68	(9,810)	$21.00
End of period	2,474,333	$22.19	2,300,710	$17.85
Exercisable, end of period	992,643	$17.04	999,500	$15.34

RSUs

The following table summarizes the RSU activity for the nine months ended September 30, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
September 30, 2016
Unvested, beginning of period	234,922	$21.00
Granted	60,291	$32.03
Unvested, end of period	295,213	$23.25

September 30, 2015
Unvested, beginning of period	340,474	$21.00
Granted	–	$–
Unvested, end of period	340,474	$21.00

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Share based compensation expense	$1,520	$940	$4,207	$2,794
U.S. tax benefit on share based compensation expense	425	260	1,182	765

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Capital Stock and Equity Awards (continued)

As of September 30, 2016, the Company had $8.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.6 years and 3.2 years, respectively.

12.	Subsequent Events

On November 1, 2016, the Board of Directors declared a cash dividend of $0.30 per common share, payable on December 29, 2016. Also on November 1, 2016, the Board of Directors declared a cash dividend of $1.35 per common share, payable on December 29, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2015. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our underwriting profit for the three months and nine months ended September 30, 2016 was $8.4 million and $17.8 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $13.5 million and $18.7 million, respectively. As described herein, we recognized favorable reserve development of $5.3 million for the three months ended September 30, 2016 compared to $9.6 million of favorable development for the same period in the prior year. Additionally, we recognized favorable development of $14.7 million for the nine months ended September 30, 2016 compared to $14.6 million for the same period in the prior year.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company;

•	The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment also focuses on fronting and program business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 48 states and the District of Columbia. While this segment has historically focused on workers’ compensation business, the majority of our gross written premium in this segment is now from fronting and program business;

•	The Casualty Reinsurance segment provides working layer reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses that are not reimbursed by our insurance segments.

All of our insurance and reinsurance subsidiaries have financial strength ratings of “A” (Excellent) from A.M. Best Company (“A.M. Best”).

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$260,166	$148,236	75.5%	$563,908	$463,505	21.7%
Net retention (1)	78.9%	82.9%		78.9%	84.2%
Net written premiums	$205,141	$122,928	66.9%	$445,100	$390,401	14.0%

Net earned premiums	$133,149	$122,705	8.5%	$368,834	$345,776	6.7%
Losses and loss adjustment expenses	(83,326)	(66,718)	24.9%	(233,491)	(209,133)	11.6%
Other operating expenses	(41,450)	(42,526)	(2.5)%	(117,570)	(117,925)	(0.3)%
Underwriting profit (2), (3)	8,373	13,461	(37.8)%	17,773	18,718	(5.0)%
Net investment income	15,797	9,510	66.1%	38,622	34,496	12.0%
Net realized investment gains (losses)	210	(17)	-	2,376	(2,473)	-
Other income (expense)	123	(5)	-	175	(28)	-
Interest expense	(2,079)	(1,769)	17.5%	(6,294)	(5,217)	20.6%
Amortization of intangible assets	(149)	(149)	-	(447)	(447)	-
Income before taxes	22,275	21,031	5.9%	52,205	45,049	15.9%
Income tax expense	909	2,070	(56.1)%	3,406	4,222	(19.3)%
Net income	$21,366	$18,961	12.7%	$48,799	$40,827	19.5%
Net operating income (2)	$21,594	$19,177	12.6%	$48,097	$43,230	11.3%

Ratios:
Loss ratio	62.6%	54.4%		63.3%	60.5%
Expense ratio	31.1%	34.7%		31.9%	34.1%
Combined ratio	93.7%	89.0%		95.2%	94.6%

(1) Net retention is defined as the ratio of net written premiums to gross written premiums.

(2) See “Reconciliation of Non-GAAP Measures” for further detail.

(3) Included in underwriting results for the three and nine months ended September 30, 2016 is fee income of $3.1 million and $9.7 million, respectively ($(191,000) and $3.1 million for the same periods in the prior year).

Three Months Ended September 30, 2016 and 2015

The Company had an underwriting profit of $8.4 million for the three months ended September 30, 2016 and $13.5 million for the same period in the prior year.

The results of operations for the three months ended September 30, 2016 and 2015 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $210,000 for the three months ended September 30, 2016 and net realized investment losses of $17,000 for the three months ended September 30, 2015.

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

Our income before taxes and net income for the three months ended September 30, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended September 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$22,275	$21,366	$21,031	$18,961
Net realized investment (gains) losses	(210)	56	17	63
Other expenses	(43)	(28)	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	308	200	166	108
Net operating income	$22,330	$21,594	$21,283	$19,177

Our combined ratio for the three months ended September 30, 2016 was 93.7%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjusting expenses, and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2016 includes $5.3 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $5.8 million of net favorable development from the Excess and Surplus Lines segment, and $1.6 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $2.0 million of net unfavorable reserve development from the Casualty Reinsurance segment.

In the prior year, the combined ratio for the three months ended September 30, 2015 was 89.0%. The combined ratio included $9.6 million, or 7.8 percentage points, of net favorable reserve development on prior accident years, including $10.1 million of net favorable development from the Excess and Surplus Lines segment and $2.0 million of net favorable development from the Specialty Admitted Insurance segment, offset by $2.5 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio improved from 34.7% for the three months ended September 30, 2015 to 31.1% for the three months ended September 30, 2016. This improvement was driven by a 24.1% increase in the Excess and Surplus segment’s net earned premiums and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment (our largest segment with 59.0% of consolidated earned premiums for the nine-months ended September 30, 2016) has significant scale and produces a lower expense ratio than our other operating segments. Fee income for the Company increased from $(191,000) for the three months ended September 30, 2015 to $3.1 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 and 2015

The Company had an underwriting profit of $17.8 million for the nine months ended September 30, 2016. This compares to an underwriting profit of $18.7 million for the same period in the prior year.

The results of operations for the nine months ended September 30, 2016 and 2015 include certain items that are significant to the operating results of the Company. These items include (on a pre-tax basis) net realized investment gains of $2.4 million for the nine months ended September 30, 2016 and net realized investment losses of $2.5 million for the nine months ended September 30, 2015, including $3.4 million of losses in the first quarter of 2015 from the sale of energy sector bank loans whose market values had declined significantly in response to then declining oil and gas prices.

Our income before taxes and net income for the nine months ended September 30, 2016 and 2015 reconcile to our net operating income as follows:

	Nine Months Ended September 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$52,205	$48,799	$45,049	$40,827
Net realized investment (gains) losses	(2,376)	(1,508)	2,473	1,946
Other expenses	36	91	207	135
Interest expense on leased building the Company is deemed to own for accounting purposes	1,100	715	496	322
Net operating income	$50,965	$48,097	$48,225	$43,230

Our combined ratio for the nine months ended September 30, 2016 was 95.2%. The combined ratio for the nine months ended September 30, 2016 includes $14.7 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $13.8 million of net favorable development from the Excess and Surplus Lines segment and $2.5 million of net favorable development from the Specialty Admitted Insurance segment, offset by $1.5 million of net adverse development from the Casualty Reinsurance segment. In the prior year, the combined ratio for the nine months ended September 30, 2015 was 94.6%. This ratio included $14.6 million, or 4.2 percentage points, of net favorable reserve development on prior accident years, including $18.5 million of net favorable reserve development from the Excess and Surplus Lines segment and $2.2 million of net favorable reserve development from the Specialty Admitted Insurance segment, offset by $6.0 million of net adverse development from the Casualty Reinsurance segment.

Our expense ratio for the nine months ended September 30, 2016 and 2015 was 31.9% and 34.1%, respectively. The improvement is due to a 22.3% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment (our largest segment with 59.0% of consolidated earned premiums for the nine months ended September 30, 2016) has significant scale and produces a lower expense ratio than our other operating segments. Fee income for the Company increased from $3.1 million for the nine months ended September 30, 2015 to $9.7 million for the nine months ended September 30, 2016.

All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that cedes 70% of their premiums and losses to JRG Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$99,882	$82,249	21.4%	$279,417	$235,384	18.7%
Specialty Admitted Insurance	56,119	22,898	145.1%	119,007	61,755	92.7%
Casualty Reinsurance	104,165	43,089	141.7%	165,484	166,366	(0.5)%
	$260,166	$148,236	75.5%	$563,908	$463,505	21.7%

Net written premiums:
Excess and Surplus Lines	$86,193	$68,731	25.4%	$239,618	$191,951	24.8%
Specialty Admitted Insurance	14,774	11,110	33.0%	39,499	31,751	24.4%
Casualty Reinsurance	104,174	43,087	141.8%	165,983	166,699	(0.4)%
	$205,141	$122,928	66.9%	$445,100	$390,401	14.0%

Net earned premiums:
Excess and Surplus Lines	$81,672	$65,804	24.1%	$217,742	$178,071	22.3%
Specialty Admitted Insurance	13,204	10,743	22.9%	36,816	30,448	20.9%
Casualty Reinsurance	38,273	46,158	(17.1)%	114,276	137,257	(16.7)%
	$133,149	$122,705	8.5%	$368,834	$345,776	6.7%

Our Excess and Surplus Lines and Specialty Admitted Insurance segments experienced significant growth in gross written premiums during 2016, while our Casualty Reinsurance segment experienced a slight decline in gross written premiums during the same period. Premiums for the Company for the three and nine months ended September 30, 2016 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 49.6% of our consolidated gross written premiums in the first nine months of 2016) increased 21.4% to $99.9 million and 18.7% to $279.4 million for the three and nine months ended September 30, 2016 over the prior year. This increase reflects a 1.2% increase in the average premium for non-commercial auto policies from $18,631 to $18,860 in the three months ended September 30, 2015 and 2016, respectively. Additionally, policy submissions excluding commercial auto policies were 14.4% higher and bound policies were 12.1% higher in the first nine months of 2016 than in 2015. For the three and nine months ended September 30, 2016, the increase in gross written premiums in the Excess and Surplus Lines segment compared to the same period in 2015 was most notable in our:

•	Commercial Auto division (representing 27.8% of this segment’s 2016 business) which increased $10.7 million (or 49.8%) and $20.4 million (or 35.6%) for the three and nine months ended September 30, 2016, respectively;

•	Excess Casualty division (representing 11.4% of this segment’s 2016 business) which increased $4.6 million (or 62.6%) and $8.0 million (or 33.8%) for the three and nine months ended September 30, 2016, respectively;

•	Manufactures and Contractors division (representing 24.0% of this segment’s 2016 business) which increased $1.2 million (or 5.5%) and $6.5 million (or 10.8%) for the three and nine months ended September 30, 2016, respectively, and;

•	General Casualty division (representing 9.7% of this segment’s 2016 business) which increased $905,000 (or 12.4%) and $5.5 million (or 25.5%) for the three and nine months ended September 30, 2016, respectively.

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 21.1% of our consolidated gross written premiums in the first nine months of 2016) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Workers’ compensation premium	$8,421	$7,719	9.1%	$25,667	$24,886	3.1%
Audit premium on workers’ compensation policies	264	166	59.0%	1,830	1,133	61.5%
Allocation of involuntary workers’ compensation pool	600	517	16.1%	1,613	1,272	26.8%
	9,285	8,402	10.5%	29,110	27,291	6.7%
Fronting and program premium	46,834	14,496	223.1%	89,897	34,464	160.8%

Gross written premiums	$56,119	$22,898	145.1%	$119,007	$61,755	92.7%

It is our policy to audit the payroll for each expired workers’ compensation policy for the difference between estimated payroll at the time the policy is written and the final actual payroll of the customer after the policy is completed. Audit premiums increased both written and earned premiums during the three and nine months ended September 30, 2016 by $264,000 and $1.8 million, respectively (in the three and nine months ended September 30, 2015, audit premiums increased both written and earned premium by $166,000 and $1.1 million, respectively).

A significant portion of the program and fronting business is ceded to third party reinsurers. As a result, our net written premium for this segment increased by less than our gross written premium, increasing 33.0% and 24.4% for the three and nine months ended September 30, 2016.

The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to other property and casualty treaties. We rarely write stand-alone property reinsurance. When treaties are written, it is done with relatively low catastrophe sub-limits.

Gross written premiums for the Casualty Reinsurance segment (which represents 29.3% of our consolidated gross written premiums in the first nine months of 2016) increased 141.7% to $104.2 million and decreased 0.5% to $165.5 million for the three and nine months ended September 30, 2016, respectively, over the same period in 2015. The significant increase for the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to timing differences in the renewals of certain reinsurance contracts. Total premiums for the nine months ended September 30, 2016 are $882,000 (0.5%) less than those of the same period in 2015.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Excess and Surplus Lines	86.3%	83.6%	85.8%	81.5%
Specialty Admitted Insurance	26.3%	48.5%	33.2%	51.4%
Casualty Reinsurance	100.0%	100.0%	100.3%	100.2%
Total	78.9%	82.9%	78.9%	84.2%

The net premium retention for the Excess and Surplus Lines segment increased from 2015 to 2016 as a result of increases in direct written premium for the Commercial Auto division of $10.7 million (or 49.8%) for the three months ended September 30, 2016 over the three months ended September 30, 2015 and $20.4 million (or 35.6%) for the nine months ended September 30, 2016 over the nine months ended September 30, 2015. We generally retain all of the premium written by the Commercial Auto division.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2015 to 2016 as a result of growth in the segment’s fronting and program business, which generally has much lower net premium retention than our workers’ compensation business. For the three and nine months ended September 30, 2016, the net retention on the segment’s fronting and program business was 13.6% and 14.7%, respectively (24.7% and 20.5% in the three and nine months ended September 30, 2015), while the net retention on the workers’ compensation business was 90.5% and 90.4%, respectively (89.6% and 90.4%, respectively, in the three and nine months ended September 30, 2015).

The net retention for the Casualty Reinsurance segment for the nine months ended September 30, 2016 and 2015, respectively, includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Excess and Surplus Lines	84.8%	74.1%	85.6%	83.0%
Specialty Admitted Insurance	94.7%	95.7%	96.5%	98.3%
Casualty Reinsurance	99.7%	99.4%	99.4%	99.3%
Total	93.7%	89.0%	95.2%	94.6%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$99,882	$82,249	21.4%	$279,417	$235,384	18.7%
Net written premiums	$86,193	$68,731	25.4%	$239,618	$191,951	24.8%

Net earned premiums	$81,672	$65,804	24.1%	$217,742	$178,071	22.3%
Losses and loss adjustment expenses	(50,733)	(32,853)	54.4%	(137,457)	(101,383)	35.6%
Underwriting expenses	(18,531)	(15,904)	16.5%	(48,890)	(46,429)	5.3%
Underwriting profit (1), (2)	$12,408	$17,047	(27.2)%	$31,395	$30,259	3.8%

Ratios:
Loss ratio	62.1%	49.9%		63.1%	56.9%
Expense ratio	22.7%	24.2%		22.5%	26.1%
Combined ratio	84.8%	74.1%		85.6%	83.0%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fee income of $2.1 million and $7.2 million for the three months and nine months ended September 30, 2016, respectively, ($(595,000) and $1.8 million for the same periods in the prior year.)

The combined ratio of the Excess and Surplus Lines segment for the three and nine months ended September 30, 2016 was 84.8% (comprised of a loss ratio of 62.1% and an expense ratio of 22.7%) and 85.6% (comprised of a loss ratio of 63.1% and an expense ratio of 22.5%), respectively. This compares to the prior year’s combined ratio for the three and nine months ended September 30, 2015 of 74.1% (comprised of a loss ratio of 49.9% and an expense ratio of 24.2%) and 83.0% (comprised of a loss ratio of 56.9% and an expense ratio of 26.1%), respectively.

The loss ratio of 62.1% and 63.1% for the three and nine months ended September 30, 2016 includes $5.8 million, or 7.1 percentage points and $13.8 million, or 6.3 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. In the prior year, the loss ratio of 49.9% and 56.9% for the three and nine months ended September 30, 2015 includes $10.1 million, or 15.3 percentage points, and $18.5 million, or 10.4 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.

The expense ratio for the three months ended September 30, 2015 of 24.2% decreased to 22.7% for the three months ended September 30, 2016. The expense ratio for the nine months ended September 30, 2015 of 26.1% decreased to 22.5% for the nine months ended September 30, 2016. The decline in the 2016 expense ratios is driven by growth in fee income from $(595,000) and $1.8 million for the three and nine months ended September 30, 2015 to $2.1 million and $7.2 million for the three and nine months ended September 30, 2016 as well as the 24.1% and 22.3% increase in earned premiums for the quarter and year-to-date periods, respectively, without a corresponding increase in underlying expenses.

As a result of the items discussed above, the Excess and Surplus Lines segment had an underwriting profit of $12.4 million and $31.4 million for the three and nine months ended September 30, 2016, respectively, compared to $17.0 million and $30.3 million for the three and nine months ended September 30, 2015, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$56,119	$22,898	145.1%	$119,007	$61,755	92.7%
Net written premiums	$14,774	$11,110	33.0%	$39,499	$31,751	24.4%

Net earned premiums	$13,204	$10,743	22.9%	$36,816	$30,448	20.9%
Losses and loss adjustment expenses	(7,978)	(6,448)	23.7%	(22,058)	(18,377)	20.0%
Underwriting expenses	(4,524)	(3,833)	18.0%	(13,456)	(11,565)	16.4%
Underwriting profit (1), (2)	$702	$462	51.9%	$1,302	$506	157.3%

Ratios:
Loss ratio	60.4%	60.0%		59.9%	60.4%
Expense ratio	34.3%	35.7%		36.5%	38.0%
Combined ratio	94.7%	95.7%		96.5%	98.3%

(1)	See – “Reconciliation of Non-GAAP Measures”
(2)	Underwriting results include fee income of $938,000 and $2.5 million for the three months and nine months ended September 30, 2016, respectively ($404,000 and $1.2 million for the same periods in 2015).

The combined ratio of the Specialty Admitted Insurance segment for the three and nine months ended September 30, 2016 was 94.7% (comprised of a loss ratio of 60.4% and an expense ratio of 34.3%) and 96.5% (comprised of a loss ratio of 59.9% and an expense ratio of 36.5%), respectively. This compares to the prior year’s combined ratio for the three and nine months ended September 30, 2015 of 95.7% (comprised of a loss ratio of 60.0% and an expense ratio 35.7%) and 98.3% (comprised of a loss ratio of 60.4% and an expense ratio of 38.0%), respectively.

The loss ratio for the three and nine months ended September 30, 2016 includes $1.6 million, or 11.9 percentage points, and $2.5 million or 6.8 percentage points, respectively, of net favorable reserve development on prior accident years. The loss ratio for the three and nine months ended September 30, 2015 includes $2.0 million, or 18.3 percentage points, and $2.2 million, or 7.1 percentage points, respectively, of net favorable development on prior accident years. The favorable development in both 2016 and 2015 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 34.3% and 36.5% for the three and nine months ended September 30, 2016 compared to the prior year ratios of 35.7% and 38.0% respectively. The higher expense ratio in the nine month period of the prior year for this segment was a function of the build up of the infrastructure and personnel costs associated with the fronting and program business. The growth in our gross written premiums on fronting and program business ($46.8 million and $89.9 million in the three and nine months ended September 30, 2016 compared to $14.5 million and $34.5 million for the three and nine months ended September 30, 2015) provided some economies of scale that contributed to a reduction in our expense ratio for the three and nine months ended September 30, 2016 compared to the same period in the prior year.

As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased to $702,000 and $1.3 million for the three and nine months ended September 30, 2016, respectively, from $462,000 and $506,000 for the three and nine months ended September 30, 2015, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)

Gross written premiums	$104,165	$43,089	141.7%	$165,484	$166,366	(0.5)%
Net written premiums	$104,174	$43,087	141.8%	$165,983	$166,699	(0.4)%

Net earned premiums	$38,273	$46,158	(17.1)%	$114,276	$137,257	(16.7)%
Losses and loss adjustment expenses	(24,615)	(27,417)	(10.2)%	(73,976)	(89,373)	(17.2)%
Underwriting expenses	(13,525)	(18,465)	(26.8)%	(39,627)	(46,973)	(15.6)%
Underwriting profit (1)	$133	$276	(51.8)%	$673	$911	(26.1)%

Ratios:
Loss ratio	64.3%	59.4%		64.7%	65.1%
Expense ratio	35.3%	40.0%		34.7%	34.2%
Combined ratio	99.7%	99.4%		99.4%	99.3%

(1) See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on low volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and nine months ended September 30, 2016 was 99.7% (comprised of a loss ratio of 64.3% and an expense ratio of 35.3%) and 99.4% (comprised of a loss ratio of 64.7% and an expense ratio of 34.7%), respectively. In the prior year, the combined ratio for the three and nine months ended September 30, 2015 was 99.4% (comprised of a loss ratio of 59.4% and an expense ratio of 40.0%) and 99.3% (comprised of a loss ratio of 65.1% and an expense ratio of 34.2%), respectively.

The loss ratio for the three and nine months ended September 30, 2016 includes $2.0 million and $1.5 million, respectively (or 5.3 and 1.3 percentage points), of net adverse reserve development in our loss estimates for prior accident years. The loss ratio for the three and nine months ended September 30, 2015 includes $2.5 million and $6.0 million (or 5.3 and 4.4 percentage points), of net adverse reserve development in our loss estimates for prior accident years.

The expense ratio of the Casualty Reinsurance segment was 35.3% and 34.7% for the three and nine months ended September 30, 2016 compared to the prior year ratios of 40.0% and 34.2% respectively. The lower expense ratio for the three months ended September 30, 2016 was the result of our increased loss ratio which triggered sliding scale commission adjustments that reduced our expense ratio. The converse is true for the nine months ended September 30, 2016.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting profit of $133,000 and $673,000 for the three and nine months ended September 30, 2016, compared to an underwriting profit of $276,000 and $911,000 for the three and nine months ended September 30, 2015.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2016 was $874.7 million. Of this amount, 69.4% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2015. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$111,083	$423,120	$534,203
Specialty Admitted Insurance	49,473	58,347	107,820
Casualty Reinsurance	107,392	125,247	232,639
Total	$267,948	$606,714	$874,662

At September 30, 2016, the amount of net reserves of $718.4 million that related to IBNR was 69.0%. This amount was 68.0% at December 31, 2015. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2016
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$101,425	$344,596	$446,021
Specialty Admitted Insurance	26,168	29,943	56,111
Casualty Reinsurance	95,004	121,240	216,244
Total	$222,597	$495,779	$718,376

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

For the three months ended September 30, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $4.9 million and $4.3 million, respectively. The increase in these expenses was primarily related to increases in stock based compensation expense resulting from the options and restricted share units granted in February and May 2016.

For the nine months ended September 30, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $15.6 million and $13.0 million, respectively. The increase in these expenses was primarily related to an increase in stock based compensation expense resulting from the options and restricted share units granted in February and May 2016 and increases in public company expenses and other professional service fees.

Investing Results

Net investment income for the third quarter of 2016 was $15.8 million which compares to $9.5 million for the same period in 2015. On a year-to-date basis, net investment income for 2016 was $38.6 million which compares to $34.5 million for the same period in 2015. The change in our net investment income is as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Renewable energy investments	$2,745	$(659)	–	$1,976	$3,956	(50.1)%
Other private investments	2,034	32	–	4,491	1,628	175.9%
Other invested assets	4,779	(627)	–	6,467	5,584	–

All other net investment income	11,018	10,137	8.7%	32,155	28,912	11.2%
Total net investment income	$15,797	$9,510	66.1%	$38,622	$34,496	12.0%

Private investments, including our investments in renewable energy, were the primary driver of the higher net investment income in the quarter. On a year-to-date basis, strong performance by our other private investments more than offset a decline in income from the renewable energy investments. Excluding the private investments, our net investment income increased by $881,000 over the third quarter of the prior year and $3.2 million on a year-to-date basis, due to a 4.9% and 4.2% increase in our average cash and invested assets from $1,378.9 million at September 30, 2015 and $1,350.7 million at December 31, 2015, respectively, to $1,450.7 million at September 30, 2016 and an increase in investment yield.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturity securities	$6,695	$6,131	$19,563	$17,780
Bank loan participations	3,504	3,557	10,382	10,171
Equity securities	1,319	1,168	4,255	3,364
Other invested assets	4,779	(627)	6,467	5,584
Cash, cash equivalents, and short-term investments	392	172	544	417
Trading gains (losses)	4	21	23	4
Gross investment income	16,693	10,422	41,234	37,320
Investment expense	896	912	2,612	2,824
Net investment income	$15,797	$9,510	$38,622	$34,496

The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Annualized gross investment yield on:
Average cash and invested assets	4.7%	3.1%	3.9%	3.7%
Average fixed maturity securities	3.4%	3.4%	3.4%	3.3%

Of our total cash and invested assets of $1,450.7 million at September 30, 2016, $90.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,067.7 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $211.4 million of bank loan participations, $23.3 million of short-term investments, $52.4 million of other invested assets, and $5.1 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $211.4 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are rated “BB” or “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2016 and December 31, 2015, the fair market value of these securities was $209.0 million, and $180.1 million, respectively.

For the three months ended September 30, 2016, the Company recognized net realized investment gains of $210,000. For the three months ended September 30, 2015, the Company recognized net realized investment losses of $17,000.

For the nine months ended September 30, 2016, the Company recognized net realized investment gains of $2.4 million. These realized investment gains included $1.5 million of realized investment gains recognized on the sale of fixed maturity securities. Another $1.2 million of net realized investment gains were recognized on the sale of equity securities. For the nine months ended September 30, 2015, the Company recognized net realized investment losses of $2.5 million. The realized investment losses included $3.9 million principally from the sale of certain oil and gas bank loans in the energy sector as well as $660,000 in impairment losses related to our investment exposure to entities located in the Commonwealth of Puerto Rico. These realized investment losses were partially offset by $1.3 million of net realized investment gains recognized on the sale of fixed maturities.

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

The Company holds a participation in a loan issued by a company that produces and sells power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about its ability to make full and timely payments on the debt obligations held by the Company. Management concluded that the loan was impaired at September 30, 2016. The loan had a carrying value of $2.0 million, unpaid principal of $2.3 million and an allowance for credit losses of $208,000 at September 30, 2016.

The Company currently holds bank loans of oil and gas companies in the energy sector. The market values of these loans have declined significantly in response to declining energy prices. At September 30, 2016, the Company’s oil and gas exposure was in five loans and one bond with a total carrying value of $15.4 million and an unrealized loss of $1.6 million. All of the loans are current at September 30, 2016. Management concluded that one of these loans was impaired as of September 30, 2016. The loan had a carrying value of $1.3 million, unpaid principal of $2.2 million and an allowance for credit losses of $852,000. Management also concluded that two non-energy sector loans were impaired at September 30, 2016. The impaired loans had a carrying value of $6.4 million, unpaid principal of $7.3 million, and an allowance for credit losses of $903,000. The aggregate allowance for credit losses was $2.0 million at September 30, 2016 on four impaired loans with a total carrying value of $9.7 million and unpaid principal of $11.8 million. Increases in the allowance for credit losses on impaired loans in 2016 resulted in net realized losses of $663,000 and $53,000 for the three months and nine months ended September 30, 2016.

At September 30, 2016, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $35.5 million representing 3.4% of the cost or amortized cost of the portfolio. Additionally, at September 30, 2016, 86.6% of our fixed maturity security portfolio was rated “A-” or better by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at September 30, 2016 had an aggregate fair value of $10.9 million and an aggregate net unrealized loss of $2.5 million. The average duration of our investment portfolio was 3.6 years at September 30, 2016.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	September 30, 2016			December 31, 2015
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$98,198	$106,389	10.0%	$95,864	$103,457	10.6%
Residential mortgage-backed	157,415	160,254	15.0%	137,308	136,887	14.1%
Corporate	399,760	412,088	38.6%	368,961	363,168	37.3%
Commercial mortgage and asset-backed	151,153	153,537	14.4%	130,231	130,696	13.4%
Obligations of U.S. government corporations and agencies	72,511	72,951	6.8%	89,734	90,163	9.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,147	70,743	6.6%	73,322	73,255	7.5%
Redeemable preferred stock	2,025	2,072	0.2%	2,025	2,034	0.2%
Total	951,209	978,034	91.6%	897,445	899,660	92.4%
Equity securities:
Preferred stock	61,827	69,039	6.5%	50,631	54,092	5.5%
Common stock	19,199	20,669	1.9%	19,199	20,019	2.1%
Total	81,026	89,708	8.4%	69,830	74,111	7.6%
Total investments	$1,032,235	$1,067,742	100.0%	$967,275	$973,771	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of September 30, 2016:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$150,731	15.3%
AA	416,584	42.4%
A	284,246	28.9%
BBB	120,612	12.3%
BB	2,631	0.3%
Below BB and unrated	8,298	0.8%
Total	$983,102	100.0%

At September 30, 2016, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $412.1 million. A summary of these securities by industry segment is shown below as of September 30, 2016:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$290,750	70.6%
Financial	53,574	13.0%
Utilities	67,764	16.4%
Total	$412,088	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include public traded securities and privately placed bonds is shown below as of September 30, 2016:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$386,395	93.8%
Privately placed	25,693	6.2%
Total	$412,088	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

	September 30, 2016
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$31,185	$31,282	3.2%
After one year through five years	322,970	326,304	33.4%
After five years through ten years	165,167	172,120	17.6%
After ten years	121,294	132,465	13.5%
Residential mortgage-backed	157,415	160,254	16.4%
Commercial mortgage and asset-backed	151,153	153,537	15.7%
Redeemable preferred stock	2,025	2,072	0.2%
Total	$951,209	$978,034	100.0%

At September 30, 2016, the Company had no investments in securitizations of alternative-A mortgage or sub-prime mortgages.

Interest Expense

Interest expense was $2.1 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively ($6.3 million and $5.2 million for the nine month periods). The increase in interest expense for the nine months ended September 30, 2016 over the same period in the prior year was primarily due to a $604,000 increase in interest expense on a leased building that the Company is deemed to own for accounting purposes, from $496,000 for 2015 to $1.1 million for 2016 due to the Company’s increased rented square footage in the building.

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

On September 24, 2014, we closed on an amendment to the senior revolving credit facility which, among other things, included an increase in the size of the unsecured revolving facility from $62.5 million to $112.5 million and extended the maturity date from June 5, 2016 to September 24, 2019. The amendment also reduced the interest rate applicable to borrowings under the revolver such that the current LIBOR margin dropped from 2.25% to 2.00%. On May 20, 2015 under a provision of the credit agreement, we requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to a total capacity of $102.5 million. At September 30, 2016, the Company had $39.0 million letters of credit issued under the $102.5 million secured facility and a drawn balance of $73.3 million outstanding on the $112.5 million unsecured facility.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2016 (including the Company’s repurchase of a portion of these trust preferred securities described herein):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2016. All of these securities are currently redeemable at 100% of the unpaid principal balance at our option.

At September 30, 2016 and December 31, 2015, the ratio of total debt outstanding to total capitalization (defined as total debt plus total shareholders’ equity) was 20.5% and 22.0%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended September 30, 2016 and 2015, and $447,000 of amortization of intangible assets for each of the nine month periods ended September 30, 2016 and 2015.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 10.0% and 12.4% of our available-for-sale securities at September 30, 2016 and 2015, respectively) and dividends received income. For the three months ended September 30, 2016 and 2015, our U.S. federal income tax expense was 4.1% and 9.8% of income before taxes, respectively (6.5% and 9.4% for the nine month periods, respectively). The tax rate in the third quarter of 2016 was favorably impacted by higher than expected deductions on certain compensation expense items, and the tax jurisdictions where we earned our profits.

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

At September 30, 2016, the Bermuda holding company had $1.2 million of cash and cash equivalents. The US holding company had $67.4 million of cash and invested assets, comprised of cash and cash equivalents of $7.0 million, fixed maturity securities of $5.1 million, equity securities of $8.7 million, short-term investments of $14.2 million, and other invested assets of $32.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets at September 30, 2016, and cash of less than one thousand dollars.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended September 30, 2016 and 2015, our annualized net written premium to surplus ratio was 1.2 to 1.0 and 0.8 to 1.0, respectively (0.9 to 1.0 and 0.9 to 1.0 for the nine month periods, respectively).

Ceded Reinsurance

Our insurance subsidiaries enter into reinsurance contracts to limit our exposure to potential losses arising from large risks and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2016 and 2015, our net premium retention was 78.9% and 82.9%, respectively (78.9% and 84.2% for the nine month periods, respectively).

The following is a summary of our ceded reinsurance in place as of September 30, 2016:

Line of Business	Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.
Primary Casualty	Up to $2.0 million per occurrence. (1)
Excess Casualty	Up to $1.0 million per occurrence. (2)
Property	Up to $5.0 million per event. (3)

(1)	Total exposure to any one claim is generally $1.0 million.
(2)	For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million or less. For policies where we also write an underlying primary casualty policy, the net excess casualty limit is added to our retention on the primary casualty coverage, which results in a total retention of $2.0 million or less on any one risk.
(3)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.

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

Our Specialty Admitted Insurance segment enters into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, to provide additional capacity for growth and to support new program and fronting business initiatives.  This segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property casualty business. On a program-by-program basis, the Specialty Admitted Insurance segment:

•	purchases quota share reinsurance for 50% of the first $600,000 for its workers’ compensation program business (except for one large workers’ compensation program for which we cede 87.5% of the first $1.0 million of risk through a quota share treaty and then purchase $49.0 million in excess of $1.0 million excess of loss coverage);

•	purchases individual risk workers’ compensation excess of loss coverage for $400,000 in excess of $600,000, $4.0 million in excess of $1.0 million, $5.0 million in excess of $5.0 million, $10.0 million in excess of $10.0 million with a maximum on any one life of $12.0 million, and $10.0 million in excess of $20.0 million with a maximum on any one life of $10.0 million;

•	purchases a property catastrophe reinsurance program for $4.0 million in excess of $1.0 million to manage its incidental property exposure to an approximate 1,000 year PML; and

•	purchases program specific quota share reinsurance between 50.0% and 100.0% of the primary risk layer and up to 100.0% of the excess layer.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

At September 30, 2016, we had reinsurance recoverables on unpaid losses of $156.3 million and reinsurance recoverables on paid losses of $6.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

The Company’s insurance subsidiaries remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At September 30, 2016 and 2015, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

Off-Balance Sheet Arrangements

The Company is also exposed to credit risk relating to insurance contracts with an insured in which the Company pays losses and loss adjustment expenses on the contract. The Company has an indemnity agreement with this insured and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured party (a non-insurance entity). The insured party is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the unpaid losses and loss adjustment expenses related to the contracts. At September 30, 2016, the cash collateral held by the Company from this insured exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a growing relationship, and as such, there is an exposure to reported losses on this contract growing at a faster pace than our collateral from the insured grows. To mitigate this risk, we closely monitor our exposure compared to our collateral held, and we request additional collateral from the insured when our analysis indicates that we have uncollateralized exposure. Based on our relationship with the insured and the cash collateral held, management does not believe that this credit exposure is material.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$82,749	$104,279
Investing activities	(82,595)	(85,957)
Financing activities	(15,687)	(15,144)
Change in cash and cash equivalents	$(15,533)	$3,178

Cash from operating activities declined from $104.3 million in the first nine months of 2015 to $82.7 million in the first nine months of 2016. This decline is primarily attributable to an $18.7 million increase in claims receivable on commercial auto policies in the nine months ended September 30, 2016, as the reimbursement of claims on these polices typically lags our payment of the claims to the insureds by approximately sixty days. There are also sixty day lags in the period between the recording of written premium on these policies and the cash receipts on these premium receivables.

Cash used in financing activities in the first nine months of 2016 included $17.4 million of dividends to shareholders. Cash used in financing activities in the first nine months of 2015 primarily related to $13.7 million of dividends paid to shareholders.

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

EQUITY

Equity Awards

For the three months ended September 30, 2016 and 2015, the Company recognized $1.5 million and $940,000, respectively, of share based compensation expense ($4.2 million and $2.8 million for the nine month periods, respectively). The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 1.9 years at September 30, 2016 is $8.7 million. There were 25,000 options exercised during the three month period ending September 30, 2016 (256,916 were exercised in the nine month period ending September 30, 2016). There were 763,625 and 804,875 options exercised for the three and nine months ended September 30, 2015, respectively. No RSU’s vested during the nine months ended September 30, 2016 or 2015. The Company granted 706,203 options with an exercise price of $32.07 during the three months and nine months ending September 30, 2016. The Company granted 10,627 options with an exercise price of $24.32 during the nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Underwriting profit of operating segments:
Excess and Surplus Lines	$12,408	$17,047	$31,395	$30,259
Specialty Admitted Insurance	702	462	1,302	506
Casualty Reinsurance	133	276	673	911
Total underwriting profit of operating segments	13,243	17,785	33,370	31,676
Other operating expenses of the Corporate and Other segment	(4,870)	(4,324)	(15,597)	(12,958)
Underwriting profit (a)	8,373	13,461	17,773	18,718
Net investment income	15,797	9,510	38,622	34,496
Net realized investment gains (losses)	210	(17)	2,376	(2,473)
Other income and expense	123	(5)	175	(28)
Interest expense	(2,079)	(1,769)	(6,294)	(5,217)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Income before taxes	$22,275	$21,031	$52,205	$45,049

(a)	Included in underwriting results for the three and nine months ended September 30, 2016, is fee income of $3.1 million and $9.7 million, respectively ($(191,000) and $3.1 million for the same periods in the prior year).

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

Our income before taxes and net income for the three and nine months ended September 30, 2016 and 2015 reconcile to our net operating income as follows:

	Three Months Ended September 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$22,275	$21,366	$21,031	$18,961
Net realized investment (gains) losses	(210)	56	17	63
Other expenses	(43)	(28)	69	45
Interest expense on leased building the Company is deemed to own for accounting purposes	308	200	166	108
Net operating income	$22,330	$21,594	$21,283	$19,177

	Nine Months Ended September 30,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$52,205	$48,799	$45,049	$40,827
Net realized investment (gains) losses	(2,376)	(1,508)	2,473	1,946
Other expenses	36	91	207	135
Interest expense on leased building the Company is deemed to own for accounting purposes	1,100	715	496	322
Net operating income	$50,965	$48,097	$48,225	$43,230

Growth in Tangible Equity

A key financial measure that we use to assess our longer term financial performance is our percentage growth in tangible equity per share. For the nine months ended September 30, 2016, we increased our tangible equity per share by 13.5% and by 17.3% after adding back the dividends paid during the nine months ended September 30, 2016.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)

Shareholders’ equity	$745,765	$681,038
Less:
Goodwill	181,831	181,831
Intangible assets	39,081	39,528
Tangible equity	$524,853	$459,679

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors in the quarter ended September 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

James River Group Holdings, Ltd.

Date: November 4, 2016	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Gregg T. Davis
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