Form 10-K
period 2016-12-31
James River Group Holdings, Ltd.
filed 2017-03-10
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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
(Title of Class)
NASDAQ Global Select Market
(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of  ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2016, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $481,620,625.
The number of the Registrant’s common shares outstanding was 29,316,480 as of March 7, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

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

•
inaccurate estimates and judgments in our risk management which may expose us to greater risks than intended;

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

•
changes in laws or government regulation, including tax or insurance laws and regulations;

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

•
our underwriters and other associates exceeding their authority, committing fraud or taking excessive risks;

•
insufficient capital to fund our operations;

•
the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•
our ability to manage our growth effectively;

•
inadequacy of premiums we charge to compensate us for our losses incurred;

•
competition within the casualty insurance and reinsurance industry;

•
an adverse outcome in a legal action that we are or may become subject to in the course of our insurance or reinsurance operations;

•
in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;

•
the Company or any of its foreign subsidiaries becoming subject to U.S. federal income taxation;

•
the Company or our subsidiaries, James River Group Holdings UK Limited, a holding company incorporated under the laws of England and Wales, or JRG Reinsurance Company, Ltd., a Bermuda domiciled reinsurance company, becoming subject to U.S. federal income taxation;

•
failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”);

•
the ownership of a substantial amount of our outstanding common shares by affiliates of D. E. Shaw & Co., L.P. (the “D. E. Shaw Affiliates”) and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders and additionally, the D. E. Shaw Affiliates having certain rights with respect to board representation and approval rights with respect to certain transactions;

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

PART I
Item 1.
BUSINESS

General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies founded by members of our management team. For the year ended December 31, 2016, approximately 67.6% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2016, we derived 98.1% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital opportunistically. Our group includes three specialty property-casualty insurance and reinsurance segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance. In all of our segments, we tend to focus on accounts associated with small or medium-sized businesses.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2016, property insurance and reinsurance represented 1.9% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss event is no more than $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the filing of such changes with state regulators. In 2016, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $18,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 50.3% of our gross written premiums and 56.8% of our net written premiums for the year ended December 31, 2016.
The Specialty Admitted Insurance segment has two areas of focus. We write a select book of workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee as well as fronting and program business which is becoming a significant element of our revenues and profits in this segment. We have admitted licenses in 48 states and the District of Columbia. In our fronting and program business, we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to access our licensure, ratings, and underwriting and claims expertise. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The segment produced 24.7% of our gross written premiums and 10.0% of our net written premiums for the year ended December 31, 2016.
The Casualty Reinsurance segment consists of JRG Reinsurance Company, Ltd. (“JRG Re”), our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results only include the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below. All underwriting profits and losses in our Excess and Surplus Lines and Specialty Admitted Insurance segments are before our internal quota share arrangements are reported in those segments. Our Casualty Reinsurance segment reflects the underwriting profits and losses of our unaffiliated business only.
Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 85.6% of the gross premiums written by our Casualty Reinsurance segment during 2016. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume third-party property business at our Casualty Reinsurance segment. Two of the three largest unaffiliated accounts written by JRG Re during 2016 were casualty accounts assumed from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 25.0% of our gross written premiums and 33.2% of our net written premiums for the year ended December 31, 2016.
We have intercompany reinsurance agreements under which we cede 70% of the pooled net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. We exclude the effects of this agreement from the presentation of Excess and Surplus Lines and Specialty Admitted Insurance segments included herein. At December 31, 2016, approximately 67.3% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re by our U.S. insurance subsidiaries.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
In 2016, our operating subsidiaries wrote $737.4 million of gross written premiums, allocated by segment and underlying market as follows:
Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2016	% of Total
	(in thousands)
Excess and Surplus Lines segment	$370,844	50.3%
Specialty Admitted Insurance segment	182,221	24.7%
Casualty Reinsurance segment	184,333	25.0%
	$737,398	100.0%
Gross Written Premiums by Market
Non-admitted markets	$498,744	67.6%
Admitted markets	238,654	32.4%
	$737,398	100.0%

The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated insurance subsidiaries is “A” (Excellent). This rating reflects A.M. Best’s evaluation of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.
The financial strength ratings assigned by A.M. Best have an impact on the willingness of brokers and agents to submit applications for insurance to our regulated subsidiaries and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.

Our History
In 2002, a group of experienced insurance executives with a history of starting and operating profitable specialty insurance operations created James River Group, Inc. (“James River Group”). James River Group was listed on the NASDAQ Stock Market (symbol: JRVR) in 2005 and consistently produced attractive underwriting results. James River Group had two insurance company subsidiaries, James River Insurance and Stonewood Insurance Company (“Stonewood Insurance”). Both of these subsidiaries as well as James River Group remain subsidiaries of ours.
In 2007, James River Group’s management team decided to enhance James River Group’s long-term profitability by combining the earnings power of James River Group with the efficiency of an affiliated Bermuda domiciled reinsurer. A group of investors led by affiliates of D. E. Shaw & Co., L.P., a global investment and technology firm, acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re, and we began the process of building our present company.
In December 2014, we completed an initial public offering of our common shares (the “IPO”). Affiliates of D. E. Shaw & Co., L.P. and another institutional investor and its affiliate sold all of the common shares in the IPO. Neither the Company nor any of its management or other shareholders sold shares in the IPO.
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
Our Chief Financial Officer, Sarah C. Doran, recently joined our group. She has significant experience with capital markets and corporate development related to the insurance and financial services industry. Ms. Doran has a history of working in a senior manager capacity in finance and advisory both within the insurance and reinsurance industry and for various investment banks.
The President and Chief Executive Officer of our Excess and Surplus Lines segment, Richard Schmitzer, who has been with our group since July 2009, has a history of working in a senior management capacity in the E&S lines industry. Mr. Schmitzer has significant experience working in underwriting and operations of several different insurance companies over the course of his career.
The President and Chief Executive Officer of our Specialty Admitted Insurance segment, Steven Hartman, has extensive experience as an insurance and reinsurance underwriter, and has the experience and industry knowledge to continue to build out our fronting and program business.
The President and Chief Executive Officer of our Casualty Reinsurance segment, Dennis Johnson, has a long track-record underwriting specialty reinsurance risks, particularly in the small account market where we concentrate.
All members of our executive management and senior management have equity grants that we believe help align their interests with those of our long-term shareholders.

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
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We actively seek to avoid underwriting business or making investments that expose us to an unacceptably high risk of large losses.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our U.S. primary companies purchase reinsurance from unaffiliated reinsurers to reduce our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis to ensure we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks. When we write reinsurance, we seek to avoid catastrophic risks and contractually limit the amount of exposure we have on any one risk or occurrence. We prefer to structure our assumed reinsurance treaties as proportional or quota share reinsurance, which is generally less volatile than excess of loss or catastrophe reinsurance. We believe this structure aligns our interests with those of the ceding company.
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a diversified strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, but we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2016 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (15.3%), interests in limited liability companies that invest in renewable energy opportunities (2.0%), limited partnerships that invest in debt or equity securities (1.8%), and a private debt security (0.3%). While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2016 was “AA-”. At December 31, 2016, the average duration of our investment portfolio was 3.6 years.
Talented Underwriters and Operating Leadership.   The managers of our 16 underwriting divisions have an average of over 26 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance and reinsurance sectors. Our segment presidents have an average of 33 years of experience and all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance.
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

Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. While we use technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments, we continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach is more likely to produce consistent results over time and across markets. In addition, while we believe that the insurance and reinsurance industry is generally overcapitalized at this time and that rates in certain property and casualty sectors are “soft” across our portfolio taken as a whole, we are currently achieving stable rates and experiencing benign loss trends in our Excess and Surplus Lines and Specialty Admitted Insurance segments, which represented 75.0% of our gross written premiums and 66.8% of our net written premiums for the twelve months ended December 31, 2016. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims within five years, and as of December 31, 2016, our reserves for claims incurred but not reported (“IBNR”) were approximately 66.9% of our total net loss reserves.
Efficient Operating Platform.   Our Bermuda domicile and operations provide for capital flexibility and an efficient tax structure. At December 31, 2016, approximately 67.3% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We also have a competitive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. In addition, Bermuda has many advantages as a place of domicile, including a large population of experienced insurance executives, a deep market for reinsurance business and a well-established regulatory regime that has fostered the acceptance of Bermuda-based reinsurers by rating agencies and insurance buyers.
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
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. Excluding 2012, we have had favorable loss reserve development for each prior year period since 2008. From December 31, 2007 through December 31, 2016, we have experienced $145.2 million of cumulative net favorable reserve development.
Earn a Meaningful Contribution from Investments.   We seek to earn a meaningful contribution to our overall returns from our investment portfolio activities each year. We attempt to balance the preservation of assets, liquidity needs and mitigation of volatility with returns across our portfolio. We believe our diversified portfolio and ability to source investment opportunities positions us well to generate returns while balancing the importance of maintaining a strong balance sheet.
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
Respond Rapidly to Market Opportunities and Challenges.   We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. For the year ended December 31, 2016, our Excess and Surplus Lines segment gross written premiums increased by 20.1% over the same period in 2015. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2016, we enjoyed growth in our Commercial Auto, Manufacturers and Contractors, General Casualty, Excess Casualty, Excess Property, Small Business, Environmental, Life Sciences and Allied Health divisions within our Excess and Surplus Lines segment. During the same period, we felt rates and terms and conditions were generally less adequate for risks submitted to our Professional Liability, Medical Professionals, Sports and Entertainment, and Energy divisions, and we reduced our writings in those divisions. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
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
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. We declared dividends to our shareholders of  $66.3 million ($2.25 per share including a $1.35 per share special dividend) during 2016, $47.8 million ($1.64 per share including a $1.00 per share special dividend) in 2015 and $70.0 million ($2.45 per share) in 2014, as we had excess capital beyond the level needed to support our insurance operations. In 2013, we repurchased 7.5 million of our common shares for a total purchase price of  $110.8 million. Our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital management.

Our Structure
The chart below displays our corporate structure as it pertains to our holding and operating subsidiaries.

James River Group Holdings, Ltd.
(Bermuda Insurance Holding Company)
James River Group Holdings, UK Limited
(UK Insurance Holding Company)
JRG Reinsurance Company, Ltd.
(Bermuda Domiciled Reinsurance Company)
James River Group, Inc.
(Delaware Insurance Holding Company)
James River Insurance Company
(Ohio Domiciled Stock Insurance Company)
Falls Lake National Insurance Company
(Ohio Domiciled Stock Insurance Company)
James River Casualty Company
(Virginia Domiciled Stock Insurance Company)
Stonewood Insurance Company
(North Carolina Domiciled Stock Insurance Company)
Falls Lake General Insurance Company
(Ohio Domiciled Stock Insurance Company)
Falls Lake Fire and Casualty Company
(California Domiciled Stock Insurance Company)

Business Segments
Excess and Surplus Lines Segment
We report our U.S.-based E&S lines of business in our Excess and Surplus Lines segment. We underwrite non-admitted business through our subsidiaries, James River Insurance Company and James River Casualty Company, from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (50.3% of consolidated gross written premiums for the year ended December 31, 2016 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 14 years. James River Insurance has had a consistent record of underwriting profits since its second year of operation. We added James River Casualty in 2009 to give us the ability to write E&S risks in Ohio.
E&S lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Lines segment underwrites property casualty insurance on an E&S lines basis in all states and the District of Columbia. Our Excess and Surplus Lines segment distributes its policies through a network of appointed independent wholesale brokers throughout the United States. In 2016, our Excess and Surplus Lines segment’s gross written premiums grew by 20.1% over 2015. The Excess and Surplus Lines segment produced an average combined ratio of 81.5% from 2010 through 2016.
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
Our Excess and Surplus Lines segment writes policies for a wide range of businesses and does not write personal lines insurance. Applications for insurance are presented to us by authorized wholesale brokers who are typically engaged by retail agents after their clients have been rejected by standard markets.

With the exception of a program which had gross written premiums of approximately $17.3 million (4.7% of total gross premiums for the segment) for the year ended December 31, 2016, the Excess and Surplus Lines segment does not grant underwriting authority to brokers or agents. Instead, all underwriting decisions are made by one of our 100+ underwriters who work within James River Insurance’s thirteen product divisions. Policies are individually underwritten. The leaders of these thirteen divisions average 32 years of experience.
All claims for business written by the Excess and Surplus Lines segment are managed by its internal claims department although we do use independent adjusters for inspection and payment of certain claims.
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.
	Gross Written Premiums Year Ended December 31,
E&S Division	2016	Percentage of Total 2016	2015	2014	2013	2012
	($ in thousands)
Commercial Auto	$110,050	29.7%	$73,770	$34,605	$2,527	$0
Manufacturers and Contractors	83,279	22.5%	78,315	72,063	58,509	46,648
Excess Casualty	43,574	11.7%	32,458	31,688	32,489	29,761
General Casualty	36,858	9.9%	30,972	25,853	20,109	12,674
Energy	29,709	8.0%	30,623	28,980	21,400	15,766
Allied Health	14,413	3.9%	13,513	9,707	9,148	8,391
Excess Property	14,083	3.8%	12,498	11,795	10,988	9,231
Life Sciences	11,132	3.0%	8,917	10,155	9,978	9,865
Small Business	9,104	2.5%	6,916	6,971	6,313	5,782
Professional Liability	8,361	2.3%	10,046	10,784	10,695	10,664
Environmental	5,321	1.4%	4,437	3,431	2,557	2,954
Medical Professionals	2,739	0.7%	3,585	3,922	4,492	5,294
Sports and Entertainment	2,221	0.6%	2,667	2,753	3,189	1,624
Total	$370,844	100.0%	$308,717	$252,707	$192,394	$158,654

Commercial Auto underwrites the hired and non-owned auto liability exposures only for a variety of industry segments including package delivery services, food delivery services and livery service organizations, and has developed a particular niche for insuring organizations operating networks connecting independent contractors with customers. The head underwriter in this division has 29 years of experience. Limits assumed are retained by the Company, in some cases subject to self insured retentions of the insureds.
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
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, and utility and utility contractors. We provide policy limits up to $11 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on either a primary or excess basis. The underwriter leading this division has 45 years of experience in the business.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. We provide policy limits up to $11 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter responsible for this unit has 23 years of experience in the business. Approximately 95% of the premiums written by our Allied Health division from inception through 2016 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of  $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $3.2 million as of December 31, 2016. We retain up to the first $5.0 million in any one event or catastrophe. We have purchased catastrophe reinsurance of  $40.0 million in excess of a $5.0 million retention that is intended to cover the 1,000 year modeled probable maximum loss (“PML”) on the excess property book (in the aggregate). The underwriter leading our Excess Property division has 31 years of experience in the industry.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. We provide policy limits up to $11 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter at the head of this division has 33 years of experience in the industry.
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
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The individual who directs our professional liability division has 23 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 45 years of experience in the business. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on a primary or excess basis.
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims made and reported basis. The underwriter leading this division has 23 years of experience.
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
The following table identifies the top ten producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2016 and the amount of gross written premium produced by such states for the years ended December 31, 2015, 2014, 2013 and 2012. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2016, 2015 and 2014.
	2016		2015		2014		2013	2012
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$114,107	30.8%	$125,343	40.6%	$94,837	37.5%	$56,241	$46,888
New York	39,407	10.6%	24,314	7.9%	19,970	7.9%	14,258	11,767
Florida	35,765	9.6%	23,853	7.7%	17,295	6.8%	14,277	9,661
Texas	26,708	7.2%	24,491	7.9%	21,644	8.6%	16,963	13,211
Illinois	16,548	4.5%	8,335	2.7%	7,295	2.9%	6,318	5,447
New Jersey	11,150	3.0%	7,025	2.3%	6,462	2.6%	6,237	4,000
Washington	10,270	2.8%	7,069	2.3%	6,094	2.4%	5,007	4,779
Pennsylvania	8,666	2.3%	7,135	2.3%	6,631	2.6%	4,285	4,158
Massachusetts	8,496	2.3%	4,835	1.6%	3,010	1.2%	2,816	2,124
Georgia	7,464	2.0%	3,768	1.2%	3,327	1.3%	2,859	2,522
All other states	92,263	24.9%	72,549	23.5%	66,142	26.2%	63,133	54,097
Total	$370,844	100.0%	$308,717	100.0%	$252,707	100.0%	$192,394	$158,654

Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of licensed E&S lines brokers that we believe can produce reasonable volumes of quality business for James River Insurance consistently. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2016, the segment had authorized 121 broker groups to work with us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. With the exception of one hired and non-owned auto program (combined premiums of approximately $17.3 million for 2016) the Excess and Surplus Lines segment does not grant its brokers underwriting or claims authority.
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
Our Excess and Surplus Lines segment’s two largest brokers produced $189.8 million of gross written premiums for the year ended December 31, 2016, representing approximately 51.0% of the Excess and

Surplus Lines segment’s gross written premiums for 2016. The two largest brokers produced $139.0 million (BB&T Insurance Services represented 18.8% of consolidated gross written premiums) and $50.8 million of gross written premiums for the year ended December 31, 2016, respectively. One insured (Rasier LLC) produced $80.1 million of gross written premiums (representing 10.9% of our consolidated gross written premiums) and $9.6 million of fee income for the year ended December 31, 2016.
In 2016 and 2015, our Excess and Surplus Lines segment paid an average commission to producers of 14.9% and 16.1%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 120 individuals directly employed in underwriting policies. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every six new quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2016, we received approximately 187,200 submissions (new and renewal, excluding commercial auto policies), quoted 42,400 policies and bound 13,300 policies.
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
Claims
We believe that effective management of claims settlement and any associated litigation avoids delays and associated additional costs.
Our Excess and Surplus Lines segment’s claims department consists of over 200 claims professionals as of December 31, 2016 with significant claims experience in the property casualty industry.
Our excess and surplus lines business generally results in claims from premises/operations liability, professional liability, hired, and non-owned auto liability, auto physical damage, first party property losses and products liability. We believe the key to effective claims management is timely and thorough claims investigation. We seek to complete all investigations and adjust reserves appropriately as soon as is practicable after the receipt of a claim. We seek to manage the number of claims per adjuster to allow adjusters sufficient time to investigate and resolve claims. Each quarter, senior management reviews each case above a specified amount to evaluate whether the key issues in the case are being considered and to monitor case reserve levels. We keep the settlement authority of front-line adjusters low to ensure the practice of having two or more members of the department participate in the decision as to whether to settle or defend. In addition, cases with unusual damage, liability or policy interpretation issues are subjected to peer reviews. Members of the underwriting staff participate in this process. Prior to any scheduled mediation or trial involving a claim, claims personnel conduct further peer review to make sure all issues and exposures have been adequately analyzed.
Our claims staff also contributes to our underwriting operations through communication of claims information to our underwriters. The Senior Vice President and Chief Claims Officer heads our forms committee, which reviews and develops all policy forms and exclusions and is also a member of the underwriting review committee.
Approximately 95% of all claims received are closed within five years in the Excess and Surplus Lines segment.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:
2007	56.1%
2008	61.4%
2009	62.6%
2010	54.9%
2011	48.5%
2012	52.6%
2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprises our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake is currently licensed to underwrite admitted insurance in 48 states and the District of Columbia. Falls Lake consists of Falls Lake National Insurance Company (an Ohio domiciled company), and its subsidiaries Stonewood Insurance Company (a North Carolina domiciled company), Falls Lake General Insurance Company (an Ohio domiciled company), and Falls Lake Fire and Casualty Company (a California domiciled company). The Specialty Admitted Insurance segment produced 24.7% of consolidated gross written premiums for the year ended December 31, 2016.
Our plan is to continue to use our broad licensure and significant management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:
•
our individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in North Carolina, Tennessee, Virginia, and South Carolina, produced 21.7% of 2016 gross written premiums in this segment, (39.5% in 2015, 50.7% in 2014, 97.3% in 2013, and 100% in 2012); and

•
fronting and program business written through selected MGAs, insurance carriers, and other producers which represented 78.3% of 2016 gross written premiums in this segment, (60.5% in 2015, 49.3% in 2014, 2.7% in 2013, and 0.0% in 2012).

Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort in select Southeastern U.S. states; however, we anticipate expanding its territorial footprint in contiguous states with positive economic outlooks and appropriate rate per unit of exposure. For the year ended December 31, 2016, approximately 66% of our retail produced workers’

compensation direct written premiums were in North Carolina, 17% were in Virginia, 13% were in South Carolina and 4% were in Tennessee. Due to more favorable market conditions, we were able to profitably grow this business line in 2016. Building trades represented approximately 32% of the direct premiums in force in our retail produced workers’ compensation book in 2016. Other significant industry groups include healthcare employees (19%), goods and services (16%), and manufacturing (12%). We view our retail produced workers’ compensation business as a core competency, and seek to make consistent underwriting profits from it. We recognize the cyclical nature of this line, and are prepared to contract the business rapidly when rates decline or the regulatory or economic environment makes it difficult to contain costs.
Program Business
As part of our plan to become less susceptible to admitted market cycles in our core business, we have expanded into the program business. In a program arrangement, we give selected MGAs authority to produce, underwrite and administer policies that meet our strict underwriting and pricing guidelines. We enter into these arrangements selectively with agents who have significant experience and market presence in specialty class of property/casualty and automobile risks. Underwriting, claims and financial performance is subject to regular review by our staff. We are aware of many companies who have had poor results from MGA produced business. To avoid repeating their experiences, we only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. We specifically grant limited authority for underwriting and claims administration, and employ a rigorous review process to ensure the authority is appropriately used.
Ten programs were active and producing business as of December 31, 2016 and had combined gross written premiums of  $38.6 million for 2016. We focus our coverage on casualty risks, although some incidental property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or sometimes both. We generally take up to $250,000 of loss per occurrence or per risk, net of reinsurance. For initial claims oversight and administration in our program business, we generally outsource frequency layer claims management to third-party administrators for the first $50,000 of a claim, and then assume direct control above this amount.
Under the terms of these program agreements, we pay variable commissions with lower commissions when underwriting profits are suppressed and increased commissions when the business proves particularly profitable. In addition, we typically build in a substantial “spread” between the commission we earn from our reinsurers and the commissions paid to the MGA. This spread enhances our net underwriting returns and profitability. Our program business is distributed primarily through MGAs and program managers. One insured’s programs accounted for $21.0 million of gross written premium for the year ended December 31, 2016.
Fronting Business
In our fronting business we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). We generally retain 10% or less of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. Our oversight is similar to our program business. We enter into these arrangements selectively with counterparties which have significant experience and market presence in their desired segment of property/casualty, workers compensation or automobile business. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We specifically grant limited authority for underwriting and claims administration, and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate as determined by our personnel. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Due to our broad licensure and product filings, we are positioned to support this business on a broad basis throughout the U.S. As a result of the limited capital allocation required to support it, we believe the fronting business represents a very efficient use of capital with a high relative return potential. We materially expanded this business in 2016. We front business for three insurers that accounted for $92.1 million of gross written premium for the year ended December 31, 2016.

Our objective over time is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and enhance returns on tangible equity. Additionally, we expect that this fee income will become increasingly material in future periods and provide us with a steady revenue stream.
Casualty Reinsurance Segment
We report our business of writing insurance for insurance companies in our Casualty Reinsurance segment (representing 25.0% of consolidated gross written premiums for the year ended December 31, 2016). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer insurance to third parties and to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal quota share arrangement described below. Business flows to JRG Re from the following two sources:
•
We provide proportional and working layer reinsurance to unaffiliated U.S.-based insurance companies. We underwrote $184.3 million in gross written premiums for the year ended December 31, 2016. Of the third-party premiums written by JRG Re, 58% is for general liability coverage (much of this business is E&S premium), 29% is personal auto coverage, 8% is commercial auto coverage, and the rest is excess casualty or non-medical professional liability. We typically structure our reinsurance policies as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. At December 31, 2016, 98% of our third-party treaties are written as “proportional” arrangements and 85.6% of our treaties are subject to loss mitigation features. We purchase very little retrocessional coverage in this segment.

•
We also have a direct intercompany reinsurance agreement under the terms of which 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) are ceded to JRG Re in Bermuda. In 2016, our U.S. subsidiaries ceded $260.4 million in premiums to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that has an arm’s length ceding commission. We do not pay corporate income tax on earnings (including investment income) in Bermuda. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re.

Almost all of the segment’s premiums are for casualty coverages. The Casualty Reinsurance segment writes very little property business and virtually no reinsurance designed to respond to catastrophic events of any kind. For example, we had a $203,000 loss in our Casualty Reinsurance segment from Superstorm Sandy, which occurred in 2012, entirely from one treaty where we reinsured property exposures on motorcycles. During the year ended December 31, 2016, our Casualty Reinsurance segment generated an underwriting loss of  $194,000 when analyzed as a stand-alone entity, without the benefit of the premiums ceded from our Excess and Surplus Lines segment and Specialty Admitted Insurance segment.
The Casualty Reinsurance segment’s four largest brokers generated $166.3 million of gross written premiums in the year ended December 31, 2016, representing 90.2% of the segment’s gross written premiums. The four largest brokers produced $85.4 million, $31.5 million, $26.3 million, and $23.1 million of gross written premiums for the year ended December 31, 2016, respectively. The Casualty Reinsurance segment assumed business from two unaffiliated ceding companies that generated $114.4 million (State National Insurance Company represented 15.5% of consolidated gross written premiums) and $28.4 million of gross written premiums for the year ended December 31, 2016.
Underwriting profits and investment income earned by our Bermuda reinsurance company are exempt from U.S. taxation. One effect of the quota share arrangement between our domestic companies and JRG Re is that an increasing percentage of our assets are located in Bermuda. At December 31, 2016, approximately 67.3% of our total cash and invested assets were located in Bermuda.
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
Financial Information About Segments
Financial and other information by segment for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 is set forth in Note 18 to our Consolidated Financial Statements included elsewhere in this Annual Report.
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
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $14.1 million direct written premiums in 2016). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment retains up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $3.2 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our programs and fronting business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a small amount of assumed business with property exposure.
In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below. Additionally, we purchased catastrophe reinsurance of  $40.0 million in excess of a $5.0 million retention that is intended to cover the 1,000 year modeled PML on the segment’s excess property book (in the aggregate). We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business (like ours) than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its program book of business, the segment is covered for $4.0 million in excess of $1.0 million per occurrence. This is also intended to cover the 1,000 year modeled PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $1.0 million, and we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. In aggregate, therefore, we believe our pre-tax group-wide PML from a 1 in 1,000 year catastrophic event is approximately $10.0 million, inclusive of reinstatement premiums payable.
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
In our Specialty Admitted Insurance segment at December 31, 2016, we retain up to the first $600,000 per occurrence in losses on individual risk workers’ compensation policies and are reinsured above that level to $30.0 million per occurrence. This treaty also provides coverage to small programs with gross written premiums of approximately $3.0 million, in the aggregate, for the year ended December 31, 2016. On other lines of business in our fronting and program business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $500,000 per occurrence.
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
For 2016, our top ten reinsurers represented 78.6% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of   “A-” (Excellent) or better or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2016:
Reinsurer	Reinsurance Recoverable as of December 31, 2016	A.M. Best Rating December 31, 2016
	(in thousands)
Swiss Reinsurance America Corporation	$44,459	A+
Berkley Insurance Company	38,263	A+
Mountain States Insurance Company	20,598	B++ (1)
Munich Reinsurance America	7,899	A+
Pacific Valley Insurance Company	7,583	Unrated(1)
Accident Insurance Company	5,307	Unrated(1)
Safety National Casualty	5,299	A+
QBE Reinsurance Corporation	5,038	A
Lloyd’s Syndicate Number 1458	4,690	A
Lloyd’s Syndicate Number 4472	4,471	A
Top 10 Total	143,607
Other	39,130
Total	$182,737

(1)
These reinsurers are unrated, or below “A-”. All material reinsurance recoverables from these reinsurers are collateralized.

Reserve Policy
Over time, many insurance companies have underestimated the cost of future losses associated with insurance policies issued. We seek to establish reserves that will adequately meet our obligations. We have six actuaries on staff, and we engage independent actuarial consultants to review our decisions regarding reserves twice a year.

We maintain reserves for specific claims incurred and reported, reserves for claims incurred but not reported (“IBNR”) and reserves for uncollectible reinsurance when appropriate. Our ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical techniques and adjust our estimates as necessary as experience develops or new information becomes known. Such adjustments (referred to as reserve development) are included in current operations. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.
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
Our Reserve Committee consists of our Chief Actuary, our President and Chief Operating Officer, our Chief Financial Officer, and our Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three insurance segments assist in the evaluation of reserves in their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.

The following table reflects our reserve development by segment during the calendar years 2016 to 2008 individually and in aggregate.
Segment	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance(1)	Grand Total
Calendar Year
2016	$24,079(2)	$3,822	$(4,185)	$23,716
2015	25,424(3)	3,531	(12,637)	16,318
2014	27,283(4)	5,854	(5,719)	27,418
2013	40,734(5)	1,410	(4,692)	37,452
2012	20,122(6)	(4,898)	(16,617)(7)	(1,393)
2011	21,034	1,712	(2,835)	19,911
2010	10,922	(381)	(857)	9,684
2009	3,193	1,591	(1,067)	3,717
2008	6,496	1,875	—	8,371
Cumulative Development	$179,287	$14,516	$(48,609)	$145,194

(1)
Casualty Reinsurance segment includes the underwriting results of our assumed crop reinsurance business which was terminated effective December 31, 2012.

(2)
Includes $10.0 million of favorable development from the 2015 accident year, $10.7 million from the 2014 accident year and $4.5 million from the 2013 accident year.

(3)
Includes $17.3 million and $10.5 million of favorable development from the 2014 and 2013 accident year, respectively.

(4)
Includes $7.9 million of favorable development from the 2011 accident year, $4.2 million from the 2007 accident year and $5.0 million from the 2009 accident year.

(5)
Includes $11.8 million of favorable development from the 2009 accident year, $7.3 million of favorable development from the 2007 accident year and $5.8 million of favorable development from the 2008 accident year.

(6)
Includes $8.0 million of favorable development from the 2009 accident year, $4.3 million of favorable development from the 2008 accident year and $4.1 million of favorable development from the 2007 accident year.

(7)
Includes $9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year and $7.6 million of adverse development on other assumed business.

Among the indicators of reserve strength that we monitor closely are the number of claims outstanding from a given year and the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported to us. As a general rule, every known claim has a specific case reserve established against it which management believes is adequate to resolve the claim and pay attendant expenses based on information available at the time.

A significant portion of reported claims from prior policy years were closed at December 31, 2016. The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.
Percentage of Claims Closed at December 31, 2016
Policy Year	Excess and Surplus Lines Segment All Non Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2004	99.9%	—	99.8%	—
2005	99.5%	—	100.0%	—
2006	99.4%	—	100.0%	—
2007	99.3%	—	100.0%	—
2008	98.9%	—	99.9%	—
2009	97.8%	—	99.9%	—
2010	97.3%	—	99.9%	—
2011	94.4%	—	99.7%	—
2012	90.9%	—	99.6%	—
2013	86.4%	98.0%	99.2%	96.4%
2014	77.6%	96.4%	96.9%	94.6%
2015	72.0%	99.2%	81.8%	83.5%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2016. The percentage that IBNR represents of total gross reserves at December 31, 2016 is 68.0%.
	Gross Reserves at December 31, 2016
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$440,902	$575,279	76.6%
Specialty Admitted Insurance	69,556	128,795	54.0%
Casualty Reinsurance	131,775	239,791	55.0%
Total	$642,233	$943,865	68.0%

The table below sets forth our IBNR, total net reserves and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2016. The percentage that IBNR represents of total net reserves at December 31, 2016 is 66.9%.
	Net Reserves at December 31, 2016
	IBNR	Total	IBNR % of Total
	(in thousands)
Excess and Surplus Lines	$350,278	$471,453	74.3%
Specialty Admitted Insurance	30,844	59,239	52.1%
Casualty Reinsurance	128,258	230,436	55.7%
Total	$509,380	$761,128	66.9%

Investment Strategy
We attempt to generate better than market average risk-adjusted returns in our investment portfolio by taking measured risks based upon detailed knowledge of certain niche asset classes. We seek to make “both sides” of the balance sheet work to generate better than market average risk-adjusted returns. While we are willing to make investments in non-traditional types of investments, we avoid risks that we do not understand well, as well as structures or situations we think could cause substantial loss of capital. The vast majority of our investment portfolio is managed by third party, independent investment managers.
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
One benefit of reinsuring a portion of our business to a Bermuda affiliate is that we have been able to build, and expect to continue building, a substantial asset base in a domicile where corporate earnings, including investment returns, are not taxed. At December 31, 2016, 67.3% of our cash and invested assets were held in Bermuda with the remainder held by our U.S. subsidiaries.
The prolonged low interest rate environment made it difficult for insurance companies to earn attractive returns on capital because of reduced investment income. If sustained, recent increases in interest rates will slowly improve investment income from fixed income investments. Our premium growth has allowed us to build our asset base. Cash and invested assets now represent 3.1 times our tangible equity.
A summary of our investment portfolio at December 31, 2016 is as follows:
	December 31, 2016
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Core	$943,350	$943,041	$943,041	2.42%	68.2%
Bank Loans	254,890	253,271	253,674	5.32%	18.3%
Incremental Yield	126,331	130,580	130,580	5.94%	9.4%
Private Investments			56,419	NA	4.1%
Total			1,383,714		100.0%
Less cash and cash equivalents in Core and Bank Loans			(51,384)
Total Invested Assets			$1,332,330

We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2016, the average duration of our investment portfolio was 3.6 years.
Core Portfolio
The Core Portfolio consists of cash and investment grade fixed income securities. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager(s) to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2016 and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of 5 years). We invest in this asset class by owning individual loan participations that are carried at amortized cost less any loan loss allowance. We have over seven years of experience in investing in this asset class through a third-party manager.
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and publicly-traded partnerships. The average credit quality of the fixed income securities in this portfolio as of December 31, 2016 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. Historically, we made significant purchases of below investment grade securities that were trading at a discount to par. More recently as such opportunities are limited, we have been opportunistically investing in high yield securities where we believe we have expertise or an understanding of the risk. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase common equity securities and master limited partnerships. However, these purchases are generally used as an effective means to get access to some high yielding asset class. As of December, 2016, only $10.8 million of the Incremental Yield Portfolio is invested in common equities and master limited partnerships. The Incremental Yield Portfolio was initiated in 2010.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2016, we held 8 private investments with a total carrying value of $56.4 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 4.1% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:
	2014	2015	2016	Trailing 3 years Ended 2016
Core	3.11%	1.16%	2.34%	2.20%
Bank Loans	1.15%	(1.00)%	14.09%	4.54%
Incremental	10.57%	7.26%	9.23%	9.01%
Total	3.76%	1.47%	5.18%	3.46%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2016 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (15.3%), interests in limited liability companies that invest in renewable energy opportunities (2.0%), limited partnerships that invest in debt or equity securities (1.8%), and private debt securities (0.3%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.

Our invested assets totaled $1,332.3 million as of December 31, 2016. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2016 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of 3.6 years at December 31, 2016. This compares to an average duration at December 31, 2015 of 3.5 years. Based on the current duration of 3.6 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio of approximately $47.8 million.
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
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by stable rates as well as increases in policy count and exposures. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2014 through 2016.
	2016		2015		2014
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$370,844	20.1%	$308,717	22.2%	$252,707	31.3%
Specialty Admitted Insurance	182,221	100.3%	90,978	53.2%	59,380	188.3%
Casualty Reinsurance	184,333	6.9%	172,499	(16.5)%	206,680	32.9%
Total	$737,398	28.9%	$572,194	10.3%	$518,767	40.8%

In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and also revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business, and achieving increasing or stable rates for several periods through December 31, 2016, there will likely be periods in the future where our growth moderates, stagnates or turns negative.
We believe, however, that our Excess and Surplus Lines segment will be able to make an underwriting profit regardless of the state of the underwriting cycle. This belief has been borne out by our historical results in this segment which has had a weighted average combined ratio of 83.1% for the period from January 1, 2008 through December 31, 2016.
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
A material portion of the profitability we seek to achieve from our fronting and program business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $142.6 million of gross written premiums for fronting and program business for 2016 ($20.0 million on a net basis), and we expect that this fee income will become material in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include Scottsdale Insurance Company (Nationwide Mutual Group), Markel Corporation, Burlington Insurance Group, Inc., AXIS Capital Holdings Limited, Arch Capital Group Ltd., Admiral Insurance Company (W. R. Berkley Corporation), Lexington Insurance Company (American International Group, Inc.), Mt. Hawley Insurance Company (RLI Corp.), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Houston Casualty Company (a subsidiary of Tokio Marine HCC) and Kinsale Capital Group.
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. The majority of the competition for our workers’ compensation business comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for program accounts along all product lines. Competitors in our workers’ compensation business include Builders Mutual Insurance Company, Accident Fund Insurance Company of America, W. R. Berkley Corporation, American Interstate Insurance Company (AMERISAFE, Inc.), and Amtrust Group. Competition for our fronting and program business includes State National Companies, Inc., Argo Group International Holdings, Ltd., Clear Blue Insurance Group, QBE Insurance Group, and Amtrust Group.
Casualty Reinsurance
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well-established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships. Competitors in this segment include Hamilton Re, Ltd., PartnerRe Ltd., Tokio Milennium Re AG, MS Amlin, XL Catlin and Third Point Reinsurance Ltd.
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
The Insurance Act does not distinguish between insurers and reinsurers; companies are registered (licensed) under the Insurance Act as “insurers” (although in certain circumstances a condition to registration may be imposed to the effect that the company may carry on only reinsurance business). The Insurance Act uses the defined term “insurance business” to include reinsurance business.
The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.
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
Principal Representative and Principal Office
A Class 3B insurer is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of JRG Re is located at Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. JRG Re’s principal representative is Kevin B. Copeland, the Chief Financial Officer of JRG Re.
Without a reason acceptable to the BMA, a Class 3B insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ prior notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative reaches the view that there is a likelihood of the Class 3B insurer (for which the principal representative acts) becoming insolvent, or the principal representative becoming aware of, or having reasonable grounds to believe that a reportable “event” has occurred. Examples of a reportable “event” include a failure by the Class 3B insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the Class 3B insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations.

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
Head Office
A Class 3B insurer shall maintain its head office in Bermuda if its insurance business is directed and managed from Bermuda. In determining whether the insurer satisfies this requirement, the BMA shall consider, inter alia, the following factors: (i) where the underwriting, risk management and operational decision making of the insurer occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of the insurer are located in Bermuda; and (iii) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also have regard to (a) the location where management of the insurer meets to effect policy decisions of the insurer; (b) the residence of the officers, insurance managers or employees of the insurer; and (c) the residence of one or more directors of the insurer in Bermuda. This provision does not apply to an insurer that has a permit to conduct business in Bermuda under the Companies Act of Bermuda, 1981 (the “Companies Act”) or the Non-Resident Insurance Undertakings Act 1967.
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
A Class 3B insurer is required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return in respect of its total general business insurance technical provisions (i.e. the aggregate of its net premium provisions, net loss and loss expense provisions and risk margin, as each is reported in the insurer’s statutory economic balance sheet). The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.
Annual Financial Statements
A Class 3B insurer is required to prepare and submit, on an annual basis, audited GAAP financial statements (as defined below) and audited statutory financial statements.
The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.
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
Declaration of Compliance
At the time of filing its statutory financial statements, a Class 3B insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class 3B insurer has, with respect to the preceding financial year (i) complied with all requirements of the minimum criteria applicable to it, (ii) complied with the minimum margin of solvency as at its financial year end, (iii) complied with the applicable enhanced capital requirements as at its financial year end, and (iv) observed any limitations, restrictions or conditions imposed upon issuance of its license, if applicable. The declaration of compliance is required to be signed by two directors of the Class 3B insurer, and if the Class 3B insurer has failed to comply with any of the requirements referenced in (i) through (iii) above or observe any limitations, restrictions or conditions imposed upon the issuance of its license, if applicable, the Class 3B insurer will be required to provide the BMA with particulars of such failure in writing. A Class 3B insurer shall be liable to a civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
Annual Statutory Financial Return and Annual Capital and Solvency Return
A Class 3B insurer is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended with the approval of the BMA).
The statutory financial return of a Class 3B insurer shall consist of  (i) an insurer information sheet, (ii) an auditor’s report, (iii) the statutory financial statements and (iv) notes to the statutory financial statements.
The insurer information sheet shall state, among other matters, (i) whether the general purpose financial statements of the insurer for the relevant year have been audited and an unqualified opinion issued, (ii) the minimum margin of solvency applying to the insurer and whether such margin was met, (iii) whether or not the minimum liquidity ratio applying to the insurer for the relevant year was met and (iv) whether or not the insurer has complied with every condition attached to its certificate of registration. The insurer information sheet shall state if any of the questions identified in items (ii), (iii) or (iv) above is answered in the negative, whether or not the insurer has taken corrective action in any case and, where the insurer has taken such action, describe the action in an attached statement.
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
In addition, each year the insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof  (more fully described below), a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of geographic diversification of net premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self-assessment (CISSA), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist’s opinion, a schedule of regulated non-insurance financial operating entities and a schedule of solvency.

Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Return
A Class 3B insurer, not otherwise subject to group supervision, is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year. The quarterly financial returns consist of  (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), (ii) a list and details of material intra-group transactions that the Class 3B insurer is a party to and the Class 3B insurer’s risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns and (iii) details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the Class 3B insurer’s statutory capital and surplus.
Public Disclosures
Pursuant to recent amendments to the Insurance Act, all commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their web site, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules on application by an insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
Independent Approved Auditor
A Class 3B insurer must appoint an independent auditor who will audit and report on the Class 3B insurer’s GAAP financial statements and statutory financial statements, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.
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
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business insurers. A Class 3B insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case.
There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.
The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income taxes and letters of credit, guarantees and other instruments.

Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”).
The MSM that must be maintained by a Class 3B insurer with respect to its general business is the greater of  (i) $1,000,000, (ii) 20% of the first $6,000,000 of net premiums written (if the net premiums written are in excess of  $6,000,000, the figure is $1,200,000 plus 15% of net premiums written in excess of $6,000,000), (iii) 15% of the aggregate of net loss and loss expense provisions and other insurance reserves or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year.
Class 3B insurers are also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for ten categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
While not specifically referred to in the Insurance Act (or required thereunder), the BMA has also established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. The TCL serves as an early warning tool for the BMA, and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Any Class 3B insurer which at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which the insurer intends to rectify the failure.
Any Class 3B insurer which at any time fails to meet its applicable enhanced capital requirement shall, upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure, and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, a Class 3B insurer shall furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to the total general business insurance technical provisions as set out in the economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
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
Code of Conduct
The Insurance Code of Conduct (the “Code”) prescribes the duties, standards, procedures and sound business principles that must be complied with by all insurers registered under the Insurance Act. The BMA will assess an insurer’s compliance with the Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
Restrictions on Dividends and Distributions
A Class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where a Class 3B insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it will be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
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
Reduction of Capital
No Class 3B insurer may reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
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
A controller includes (i) the managing director of the registered insurer or its parent company, (ii) the chief executive of the registered insurer or of its parent company, (iii) a shareholder controller, and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.

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
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA, which shall be taken into account by the BMA in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of  $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or two years in prison.
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
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under Section 25 of the Insurance Act or Section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management compliance or internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, (viii) expansion into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing of an officer role.
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
Supervision, Investigation, Intervention and Disclosure
The BMA may, by notice in writing served on a registered person or a designated insurer, require the registered person or designated insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill of such registered person or designated insurer to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not, or may not be or may not have, been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of the investigation, such person may also investigate the business of any person who is or has been, at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as the appointed person may reasonably require for purposes of the investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him, there are reasonable grounds for suspecting the information or documentation produced in response to such notice is incomplete, or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
If it appears to the BMA that the business of the registered insurer is being conducted in a way that there is a significant risk of the insurer becoming insolvent or being unable to meet its obligations to policyholders, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as it deems desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may, among other things, direct an insurer, on the issuer’s own behalf and in its capacity as designated insurer of the insurance group of which it is a member, (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to dispose of certain investments, (v) to maintain in or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income, (viii) not to enter into any specified transaction with any specified persons or persons of a specified class, (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (x) as an individual insurer only, and not in its capacity as designated insurer, to obtain the opinion of a loss reserve specialist and submit it to the BMA, and/or (xi) to remove a controller or officer.
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
Cancellation of Insurer’s Registration
An insurer’s registration may be cancelled by the BMA at the request of the insurer or on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be examples of such grounds.
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
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) meet the minimum standards as stipulated in the advertisement, the employer may then apply for a standard work permit for the non-Bermudian. Employers must complete a Recruitment Disclosure Form and provide information, including the qualifications of all applicants. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate) to that stipulated in the advertisement and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate or working resident’s certificate). In addition to the advertising, there are also many other documents that are required prior to the Department of Immigration making its decision.

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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, Falls Lake General Insurance Company (formerly Stonewood General Insurance Company) (“Falls Lake General”) and Falls Lake National Insurance Company (formerly Stonewood National Insurance Company) (“Falls Lake National”), the limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty Company, this limitation is the greater of statutory net income excluding realized capital gains of the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five-year period commencing January 1, 2016. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
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
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and filing requirements on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, Ohio, and Virginia, the states in which several of our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing, while North Carolina has yet to adopt this requirement into its insurance laws.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In addition to insurance holding company laws and regulations, under the organizational permit issued by the California Department of Insurance to Falls Lake Fire and Casualty Company, Falls Lake Fire and Casualty Company, as a new insurer, was required to enter into an agreement with Falls Lake National restricting the transfer of Falls Lake Fire and Casualty Company’s shares (the “Agreement Restricting Shares”) for a five-year period commencing January 1, 2016. Specifically, under the agreement, the restriction on share transfer is released automatically without further approval or consent by the California Department of Insurance, or any other party, at the following respective times: 5% at the end of the first year of the 5-year restriction period; an additional 5% at the end of the second year; an additional 10% at the end of the third year; an additional 20% at the end of the fourth year; and the remainder at the end of the fifth year. Therefore, under the organizational permit and the Agreement Restricting Shares, Falls Lake National’s ability to directly or indirectly transfer the shares of Falls Lake Fire and Casualty Company to anyone without the prior written approval of the California Department of Insurance is limited. These laws and the similar conditions applicable to Falls Lake Fire and Casualty Company’s shares may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common shares.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2016, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of  $184.9 million, which is in excess of the minimum risk-based capital requirement.
From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property casualty insurance. Changes in legislation or regulations and actions by regulators, including changes in administrative and enforcement policies, could require operational modifications from time to time. We cannot predict the effect that such changes or actions would have on our business, financial condition or results of operations.
Federal Regulation
The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council (“FSOC”) designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Additionally, the Dodd-Frank Act streamlined E&S placements, the payment of E&S taxes, the regulation of credit for reinsurance, and simplified the process for insurers to become an eligible E&S insurer in the U.S. In addition, legislation has been introduced from time to time that, if enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.
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
In order for a loss to be covered under the Terrorism Acts, the loss must meet the aggregate industry loss minimum and must be the result of an act of terrorism as certified by the Secretary of the Treasury. Beginning in 2016, insurers participating in the Terrorism Acts are required to provide information regarding insurance coverage for terrorism losses, including: (i) lines of business with exposure to such losses, (ii) premiums earned on such coverage, (iii) geographical location of exposures, (iv) pricing of such coverage, (v) the take-up rate for such coverage, and (vi) the amount of private reinsurance for acts of terrorism purchased.
Geographic Information
For each of the years ended December 31, 2016, 2015 and 2014, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees
As of December 31, 2016, we had 557 employees located in the United States and Bermuda. All of our employees are full time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Intellectual Property
We hold U.S. federal service mark registration of our corporate logo and several other company trademark registrations or applications for registration with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property from confusingly similar use. We monitor our trademarks and service marks and protect them from unauthorized use.
We use licensed and proprietary systems and technologies in our underwriting. The licenses have terms that expire at various times through 2028. We believe that we can utilize other available systems and technologies in the event that the licenses are not renewed upon their expiration.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.jrgh.net, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Ltd., Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. The information on our web site is not a part of this Annual Report.

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
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are:
•
When we write “occurrence” policies in our Excess and Surplus Lines segment, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 88.5% of our net casualty loss reserves in this segment are associated with “occurrence form” policies at December 31, 2016.

•
Even when a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.

•
New theories of liability are enforced retroactively from time to time by courts. See also “The effect of emerging claim and coverage issues on our business is uncertain” risk factor herein.

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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in California, Texas, Florida, New York, Illinois and New Jersey, (ii) the individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Virginia, South Carolina and Tennessee, and (iii) the fronting and program business of the Specialty Admitted Insurance segment in Texas, New York, New Mexico and Florida. Any economic downturn in any such state could have a material adverse effect on our financial condition and results of operations.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of  “A” (Excellent),” which is the third highest of 15 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake National, Falls Lake General, Stonewood Insurance and JRG Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:
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
We distribute our products through a select group of brokers and agents. In 2016:
•
the Excess and Surplus Lines segment conducted business with two brokers that produced an aggregate of   $189.8 million in gross written premiums, or 51.2% of that segment’s gross written premiums for the year;

•
the Specialty Admitted Insurance segment conducted business with four agencies that produced an aggregate $112.5 million in gross written premiums, representing 61.7% of that segment’s gross written premiums for the year; and

•
the Casualty Reinsurance segment conducted business with four brokers that generated $166.3 million of gross written premiums, or 90.2% of that segment’s gross written premiums for the year.

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
Because the possibility of these events depends in large part upon the financial condition and internal operations of our brokers and agents (which in most cases is not public information), we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from brokers and agents in the future, underwriting profits may decline and our financial condition and results of operations could be materially adversely affected.
We rely on a select group of customers for a significant portion of our business, and the loss of any of these customers, or a material reduction in business with any of these customers, would materially adversely affect our rate of growth, results of operations and financial condition.
Our two largest customers accounted for approximately $114.4 million (State National Insurance Company) and $80.1 million (Rasier LLC) of our gross written premium in 2016, representing 15.5% and 10.9% of our gross written premiums in 2016, respectively. No other insured generated 10.0% or more of consolidated gross written premiums for 2016. The loss of any of these customers, or a significant reduction in the amount of business that we conduct with such customers, could have a material adverse effect on our results of operations.

We are subject to extensive regulation, which may materially adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may materially adversely affect our financial condition and results of operations.
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance, Falls Lake National and Falls Lake General), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives.
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
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report requirement.
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, Ohio and Virginia, the states in which several of our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing, while North Carolina has yet to adopt this requirement into its insurance laws.
We cannot predict with certainty the effect any enacted, proposed or future state or federal regulation or NAIC initiative may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher cost than current requirements. Changes in regulation of our business may materially reduce our profitability, limit our growth or otherwise materially adversely affect our operations.
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
In addition, we design our E&S Lines segment’s policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
The effect of emerging claim and coverage issues on our business is uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may materially adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.
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
We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. Natural disasters, terrorist acts, and other catastrophes can cause losses in a variety of our property/casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants. The incidence and severity of catastrophes and terrorist acts are inherently unpredictable. The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Claims from catastrophic events could exceed our amount of reinsurance purchased to protect us from such events, reduce our earnings and cash flows, cause volatility in our results of operations and cash flows for any fiscal period or materially impact our financial condition.
We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business — Regulation — U.S. Insurance Regulation — Federal Regulation,” the Terrorism Acts require commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.
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
We hold investments in publicly-traded syndicated bank loans (15.3% of the carrying value of our invested assets as of December 31, 2016). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2016, the fair value of our investments in publicly traded syndicated bank loans was $203.1 million.
As of December 31, 2016, we held equity investments of  $27.1 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an affiliate of one of our principal shareholders. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $28.4 million at December 31, 2016. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance and reinsurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance or reinsurance at appropriate rates, our ability to transact business will be materially adversely affected. Any of these factors could lead to a material adverse effect on our business, financial condition and results of operations.
We may become subject to additional government or market regulation which may have a material adverse impact on our business.
Market disruptions like those experienced during the credit-driven financial market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self-regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions as well as the U.S. federal government, and the credit-driven equity market collapse may increase the likelihood that some increased regulation of the industry is mandated.
Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have a material adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.
Our business could be materially adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act also established the Federal Insurance Office, which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the FSOC designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Federal Insurance Office Report could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect that any such developments could have on our business, financial condition or results of operations.
The Bermuda insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. The BMA sought “regulatory equivalency” which enables Bermuda’s commercial insurers to transact business with the European Union on a “level playing field”. In connection with its initial efforts to achieve equivalency under Solvency II, the BMA implemented and imposed additional requirements on the companies it regulates, such as JRG Re. On November 26, 2015, via delegated act, the European Commission granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time. The European Commission’s act was reviewed and approved by the European Parliament and Council. On March 4, 2016, the delegated act was published in the official journal of the European Union. The grant of full equivalence came into force on March 24, 2016 and applies from January 1, 2016.
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
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2016, reinsurance recoverable on unpaid losses from our three largest reinsurers was $103.3 million in the aggregate and represented 56.5% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2016 was $42.7 million in the aggregate, or 47.3% of the total balance. At December 31, 2016, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of  “A-” or better or are collateralized by the reinsurer, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly and uncertain of success.
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
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims, either as a result of a decline in the value of the collateral, an increase in the obligation being collateralized, or a failure of management to monitor the adequacy of the collateral held. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Business — Business Segments — Specialty Admitted Insurance Segment — Fronting Business.”
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
As an insurance enterprise, we are in the business of binding certain risks. The associates who conduct our business, including executive officers and other members of management, underwriters, sales managers, investment professionals, product managers, sales agents, and other associates, as well as MGAs, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks. Associates may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
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

•
respond to competitive pressures.

Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and would likely cause the value of our shares to decline. Additional capital raised through the issuance of debt would most likely result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, or obtain it on favorable terms, our business, financial condition and results of operations could be materially adversely affected.
We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors and computer or telecommunications systems malfunctions. Our business depends on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Similarly, we depend on our employees and could be materially adversely affected if one or more of our employees causes a significant operational breakdown or failure, either as a result of human error, intentional sabotage or fraudulent manipulation of our operations or systems.
Third parties with whom we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate our business, or cause financial loss, potential liability to insureds, inability to secure insurance, reputational damage or regulatory intervention, which could materially adversely affect us.
We rely on our multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from criminal or terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, data breaches, or ransomware attacks. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be materially adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
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
Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our financial condition or results of operations.
If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.
We are committed to developing and maintaining information technology systems that will allow our insurance subsidiaries to compete effectively. There can be no assurance that the development of current technology for future use will not result in our being competitively disadvantaged, especially with those carriers that have greater resources. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively execute and update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and our cost structure could be adversely affected.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand and maintain our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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

•
The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers for our E&S lines of insurance business; and

•
Changing practices facilitated by the Internet may lead to greater competition in the insurance business. Among the possible changes are shifts in the way in which commercial insurance is purchased, which could affect both admitted and excess and surplus lines.

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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained or are not renewed for our principal employees, we would lose their services, which could materially affect our business.
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
U.S. persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares (“U.S. 10% shareholders”), may be subject to the controlled foreign corporation (the “CFC”) rules. Under these rules, if a foreign corporation is a CFC for an uninterrupted period of 30 days or more, each U.S. 10% shareholder who owns shares of the CFC on the last day of the CFC’s taxable year must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. Subpart F income typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). In general (subject to the special rules applicable to “related person insurance income” described below), for purposes of taking into account insurance income, a foreign insurance company will be treated as a CFC if U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares at any point during any year. While JRG Re is a CFC, we believe that the restrictions in our bye-laws placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as U.S. 10% shareholders of a CFC. Our existing shareholders who beneficially owned in excess of 10% of our common shares prior to and immediately following the IPO are not subject to this limitation. We cannot assure you, however, that these rules will not apply to you. If you are a U.S. person, we strongly urge you to consult your own tax advisor concerning the CFC rules.
Related Person Insurance Income.   If  (a) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (b) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owns any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold has been met or will be met. However, we cannot assure you that this will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
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
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a U.S. 10% shareholder or we earn related person insurance income and we satisfy the RPII Test. We cannot assure you that U.S. persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of their ownership of our shares.
We may become subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act (“FATCA”) provisions.
The FATCA provisions of the Code generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition (after December 31, 2016) of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules were phased in beginning June 30, 2014, with withholding on foreign passthru payments made by FFIs taking effect no earlier than 2019.
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
Potential additional application of the Federal Insurance Excise Tax.
The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (the “U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear, and the Circuit Court for the District of Columbia has ruled that the FET does not apply to retrocession contracts. We have not determined if the FET should be applicable with respect to risks ceded to us by, or by us to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premiums for all U.S. Situs Risks ceded to us by a non-U.S. insurance company, or by us to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premiums ceded to us with respect to such risks.
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
We believe that the dividends paid on our common shares should qualify as “qualified dividend income” as long as the common shares are listed on a national securities exchange. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.
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
Federal Tax Reform Could Adversely Affect Us.
Comprehensive U.S. tax reform has been stated to be a priority by President Trump and the U.S. Congress. Included in the tax reform proposals is a border adjustment tax that could tax imports of products and services from foreign countries. Risk transfer may or may not be included in the definition of products and services. The application of a border adjustment tax to the cross-border insurance and reinsurance markets would be complex, and the manner in which it would be implemented and enforced is uncertain. Changes in tax laws or their interpretation, if adopted, could have a material impact on us.

Risks Related to Ownership of Our Common Shares
The price of our common shares may fluctuate significantly and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price for our common shares could fluctuate significantly for various reasons, including, without limitation:
•
our operating and financial performance and prospects;

•
our quarterly or annual earnings or earnings estimates, or those of other companies in our industry;

•
failure to meet external expectations or management guidance;

•
the loss of one or more individually large clients, and its impact on our growth rate, profitability and financial condition;

•
exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;

•
our creditworthiness, financial condition, performance and prospects;

•
whether dividends on our common shares are likely to be declared and paid from time to time;

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

•
catastrophes that are perceived by investors as impacting the insurance and reinsurance market in general;

•
changes in laws or government regulation, including tax or insurance laws and regulations;

•
potential characterization of us as a PFIC;

•
general market, economic and political conditions;

•
changes in conditions or trends in our industry, geographies or customers;

•
arrival and departure of key personnel;

•
the number of common shares that are publicly traded;

•
sales of common shares by us, our directors, executive officers or principal shareholders; and

•
adverse resolution of litigation against us.

In addition, stock markets, including the NASDAQ Stock Market (the market on which our common shares are traded), have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources.
As a result of the factors described above, shareholders may not be able to resell their common shares at or above their purchase price or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.
If securities or industry analysts do not continue to publish research or publish misleading or unfavorable research about our business, our common share price and trading volume could decline.
The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts do not continue to publish reports, fails to publish reports on us regularly or publishes misleading or unfavorable research about our business, demand for our common shares could decrease, which could cause our common share price or trading volume to decline.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act or Jobs Act. In this Annual Report, we have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We do not know if some investors will find our common shares less attractive as a result of our taking advantage of certain of these exemptions. The result may be a less active trading market for our common shares and our common share price may be more volatile.
We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of  (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of our IPO, or December 31, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The determination of large accelerated filer status is based upon the market value of a company’s common equity held by non-affiliates as of the end of the company’s second quarter. If we maintain our current market capitalization, we will likely cease to qualify as an emerging growth company as of January 1, 2018.
Failure to maintain effective internal controls in accordance with Sarbanes-Oxley could have a material adverse effect on our business and common share price.
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
During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or its effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common share listing on the NASDAQ Stock Market to be suspended or terminated, which could have a negative effect on the trading price of our common shares.
Affiliates of D. E. Shaw & Co., L.P. own and have voting power over a substantial amount of our outstanding common shares, which allows them to have significant influence over matters requiring shareholder approval, in addition to the right to appoint up to two directors and to approve certain transactions.
D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw CH-SP Franklin (collectively, the “D. E. Shaw Affiliates”), affiliates of D. E. Shaw & Co., L.P., beneficially own approximately 36.2% of our outstanding common shares in the aggregate. Based upon such ownership, the D. E. Shaw Affiliates have significant influence over all matters requiring shareholder approval, including the election of directors (subject to a prohibition on the D. E. Shaw Affiliates right to vote in the election of at least half of our directors as long as the D. E. Shaw Affiliates collectively beneficially own more than 20% of the outstanding common shares), determination of significant corporate actions, amendments to our organizational documents, and the approval of any business transaction, such as a merger or other sale of us or our assets. In addition, D. E. Shaw & Co., L.P. acts as an investment advisor to the D. E. Shaw Affiliates and may earn investment and management fees from the investment of the D. E. Shaw Affiliates in the Company which may influence their decision with respect to any proposed change of control of the Company. The D. E. Shaw Affiliates may also delay or prevent a change of control, even if such a change of control would benefit our other shareholders.
Additionally, our bye-laws provide that for so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least (i) 25% of the outstanding common shares, the D. E. Shaw Affiliates have the right to designate two directors to the board of directors and (ii) 10% (but less than 25%) of our outstanding common shares, the D. E. Shaw Affiliates have the right to designate one director to the board of directors. Our board consists of eight directors or such number in excess thereof as our board of directors may determine with the consent of at least one of the directors designated by the D. E. Shaw Affiliates (for so long as the D. E. Shaw Affiliates collectively beneficially own more than 20% of our outstanding common shares). Also, until December 17, 2017, as long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 20% of the outstanding common shares and subject to certain limited exceptions, the consent or affirmative vote of a director designated by the D. E. Shaw Affiliates is required for us to take certain actions, including selling the Company or all or substantially all its assets and removing or appointing our chairman of the board, chief executive officer, chief operating officer and chief financial officer. Accordingly, the D. E. Shaw Affiliates have substantial influence over us.
Bryan Martin and David Zwillinger, Class I members of our board of directors with a term that continues until our 2018 annual general meeting of shareholders, are affiliates of the D. E. Shaw Affiliates and were designated by them pursuant to our bye-laws. Messrs. Martin and Zwillinger will continue to have significant influence over our management, business plans and policies. The significant share ownership of our common shares and affiliation of two of our directors with the D. E. Shaw Affiliates, collectively, our largest shareholder, and the other rights that the D. E. Shaw Affiliates maintain may materially adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake General, Falls Lake National and James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five-year period commencing January 1, 2016 without prior written approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Business — Regulation — U.S. Insurance Regulation — State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of $84.2 million as of December 31, 2016. See “Business — Regulation — Bermuda Insurance Regulation — Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, 1981, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Business — Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions, may prevent us from paying our expenses or paying dividends to our shareholders.
We cannot assure you that we will declare or pay dividends on our common shares in the future.
During each of the first three quarters of 2016, we paid a dividend of  $0.20 per common share, and during the fourth quarter, we paid a dividend of $0.30 per common share, and a special dividend of $1.35 per common share. Any determination to declare or pay future dividends to our shareholders will be at the discretion of our board of directors and will depend on a variety of factors, including (i) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, (iv) contractual prohibitions and other restrictions, (v) the effect of a dividend or dividends upon our financial strength ratings and (vi) any other factors that our board of directors deems relevant. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Dividends.”
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
Future sales of our common shares, or the possibility of such sales, may cause the trading price of our common shares to decline and could impair our ability to raise capital through subsequent equity offerings.
Future sales of our common shares in the public markets, or the perception that these sales may occur, could cause the market price of our common shares to decline and could materially impair our ability to raise capital through the issuance and sale of additional common shares. In January 2016, we filed a registration statement that registered under the Securities Act all of the common shares owned by our largest affiliated shareholders, the D. E. Shaw Affiliates, as well as securities that we may issue and sell that have a maximum aggregate value of  $250,000,000. In the fourth quarter of 2016, the D. E. Shaw Affiliates sold an aggregate of 3,450,000 of our common shares. The remaining 10,597,238 common shares owned by the D. E. Shaw Affiliates remain eligible for sale under the registration statement.
In December 2014, we filed a registration statement under the Securities Act to register the common shares to be issued under our equity incentive plans and, as a result, all common shares acquired upon exercise of share options or the vesting of restricted share units will be freely tradable under the Securities Act, subject to restrictions on the resale of our common shares by our affiliates pursuant to the Securities

Act. As of December 31, 2016, there were share options outstanding to purchase a total of 2,234,699 common shares and there were 196,800 common shares subject to restricted share units. In addition, 3,847,663 common shares are reserved for future issuances under our equity incentive plans.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition or employee arrangement or otherwise. Any such issuance or sale by our existing shareholders, or the perception that the same may occur, could cause the trading price of our common shares to decline.
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
Our bye-laws and provisions of Bermuda law to which we are subject contain provisions that could discourage, delay or prevent “change of control” transactions or changes in our board of directors and management that certain shareholders may view as beneficial or advantageous. These provisions include, among others:
•
the total voting power of any U.S. person owning more than 9.5% of our common shares will be reduced to 9.5% of the total voting power of our common shares, excluding the D. E. Shaw Affiliates and other shareholders that held more than 9.5% of our common shares on the day of completion of our IPO;

•
our board of directors has the authority to issue preferred shares without shareholder approval, which could be used to dilute the ownership of a potential hostile acquirer;

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
Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder, other than the D. E. Shaw Affiliates and other shareholders holding more than 9.5% of our common shares on the day of completion of our IPO, to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders, if our board of directors reasonably determines, in good faith, that failure to exercise this option would result in such adverse consequences or treatment.
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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of shares of a Bermuda exempted company. However, the BMA, pursuant to its statement of June 1, 2005 (the “Public Notice”), gave its general permission under the Exchange Control Act 1972 (and related regulations) for the issue and free transfer of Equity Securities (as such term is defined in the Public Notice) of Bermuda companies to and among persons who are non-residents of Bermuda for exchange control purposes as long as Equity Securities of such company are listed on an appointed stock exchange, which includes the NASDAQ Stock Market. This general permission will apply to our common shares, but would cease to apply if we were to cease to be listed on the NASDAQ Stock Market.
In connection with the IPO, we received consent from the BMA to issue, and transfer freely any of our shares, options, warrants, depository receipts, rights loan notes, debt instruments or other securities to and among persons who are either residents or non-residents of Bermuda for exchange control purposes.
The Insurance Act requires that, in respect of a company whose shares are listed on a stock exchange recognized by the BMA, any person who becomes a holder of at least 10%, 20%, 33% or 50% of the shares of an insurance or reinsurance company or its parent company must notify the BMA in writing within 45 days of becoming such a holder. Further, a shareholder of such an insurer must serve notice in writing on the BMA within 45 days of reducing or disposing of shares such that it ceases to be a 50%, 33%, 20% or 10% shareholder. This requirement will apply to us as long as our shares are listed on the NASDAQ Stock Market or another stock exchange recognized by the BMA. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
JRG Re is also required to notify the BMA in writing in the event any person has become or has ceased to be a controller or an officer of it (an officer includes a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters).

Except in connection with the settlement of trades or transactions entered into through the facilities of the NASDAQ Stock Market, our board of directors may generally require any shareholder or any person proposing to acquire our common shares to provide the information required under our bye-laws. If any such shareholder or proposed acquiror does not provide such information, or if our board of directors has reason to believe that any certification or other information provided pursuant to any such request is inaccurate or incomplete, our board of directors may decline to register any transfer or to effect any issuance or purchase of our common shares to which such request is related.
In addition, the insurance holding company laws and regulations of the states in which our insurance companies are domiciled generally require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In addition to insurance holding company laws and regulations, under the Organizational Permit issued by the California Department of Insurance to Falls Lake Fire and Casualty Company, Falls Lake Fire and Casualty Company, as a new insurer, was required to enter into an agreement with Falls Lake National restricting the transfer of Falls Lake Fire and Casualty Company’s shares for a five-year period commencing January 1, 2016. Specifically, under the agreement, the restriction on share transfer is released automatically without further approval or consent by the California Department of Insurance, or any other party, at the following respective times: 5% at the end of the first year of the 5-year restriction period; an additional 5% at the end of the second year; an additional 10% at the end of the third year; an additional 20% at the end of the fourth year; and the remainder at the end of the fifth year Therefore, under the Organizational Permit and the Agreement Restricting Shares, Falls Lake National’s ability to directly or indirectly transfer the shares of Falls Lake Fire and Casualty Company to anyone without the prior written approval of the California Department of Insurance is limited. These laws and the similar conditions applicable to Falls Lake Fire and Casualty Company’s shares may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10% or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the Company’s common shares.
Item 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2.   PROPERTIES
We lease office space in Bermuda, where our principal executive office is located and our casualty reinsurance segment is based. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, Rancho Santa Margarita, California and Saratoga Springs, New York where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia, Scottsdale, Arizona and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
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
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. The following table sets forth the high and low sales prices for our common shares as reported by the NASDAQ Global Select Market for the period indicated:
Fiscal Year 2014	High	Low
Fourth Quarter (beginning December 12, 2014)	$23.38	$20.46
Fiscal Year 2015	High	Low
First Quarter	$24.74	$20.61
Second Quarter	$26.08	$21.91
Third Quarter	$28.77	$24.63
Fourth Quarter	$34.58	$26.23
Fiscal Year 2016	High	Low
First Quarter	$34.24	$28.68
Second Quarter	$36.14	$25.86
Third Quarter	$38.31	$33.04
Fourth Quarter	$42.17	$35.25
As of February 28, 2017, there were approximately 12 holders of record of our common shares.
Dividends
We paid dividends of  $0.20 per share in each of the first three quarters of 2016 and, in the fourth quarter, a $0.30 per share dividend plus a special dividend of  $1.35 per share. In 2015, we paid a dividend of   $0.16 per share during each quarter, as well as a special dividend of  $1.00 per share during the fourth quarter. In August 2014, we declared a cash dividend of   $2.45 per share payable to shareholders of record as of June 30, 2014.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Additionally, dividends from our U.S. subsidiaries to our U.K. intermediate holding company are generally subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies. As a result of such regulations, or a change in applicable tax law, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Risk Factors — Risks Related to our Business and Industry — We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries,” and “— Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.”
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
Performance Graph
The graph below compares the cumulative total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and two selected peer groups of ten companies (the 2015 Peer Group) and nine companies (the 2016 Peer Group). In modifying our peer group for 2016, we took into consideration, among other factors, size and lines of business of the component companies in our peer group, as well as competitors that went public in 2016. The calculation of cumulative total shareholder return assumes an initial investment of  $100 and the reinvestment of all dividends, if any, for the period from December 12, 2014 (the date of our initial public offering) through December 31, 2016. Such returns are based on historical results and are not intended to suggest future performance. The companies in the peer group are weighted by market capitalization.
The 2015 Peer Group consists of ten companies which are: Amerisafe Inc., Amtrust Financial Services Inc., Arch Capital Group Ltd, Argo Group International Holdings Ltd, Markel Corp, Navigators Group Inc., OneBeacon Insurance Group Ltd, RLI Corp, State National Companies Inc. and W. R. Berkley Corp.
The 2016 Peer Group consists of nine companies which are: Amerisafe Inc., Amtrust Financial Services Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, Navigators Group Inc., RLI Corp, State National Companies Inc. and W. R. Berkley Corp.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*

Among James River Group Holdings, Ltd., the Russell 2000 Index,
2015 Peer Group and 2016 Peer Group

$250
$200
$150
$100
$50
$0
12/12/14
12/14
12/15
12/16
James River Group Holdings, Ltd.
Russell 2000
2015 Peer Group
2016 Peer Group

*$100 invested on 12/12/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Russell Investment Group. All rights reserved.

	12/12/14	12/14	12/15	12/16
James River Group Holdings, Ltd.	100.00	107.11	166.93	219.56
Russell 2000	100.00	104.65	100.03	121.34
2015 Peer Group	100.00	101.66	120.60	135.99
2016 Peer Group	100.00	101.38	120.99	132.55

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
Item 6.
SELECTED FINANCIAL DATA

The following tables present selected historical financial information of James River Group Holdings, Ltd. derived from our consolidated balance sheets as of December 31, 2016, 2015, 2014, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the five years in the period ended December 31, 2016, which have been audited by Ernst & Young LLP.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except for per share data)
Operating Results:
Gross written premiums(1)	$737,398	$572,194	$518,767	$368,518	$491,931
Ceded written premiums(2)	(179,690)	(101,162)	(68,684)	(43,352)	(139,622)
Net written premiums	$557,708	$471,032	$450,083	$325,166	$352,309
Net earned premiums	$515,663	$461,205	$396,212	$328,078	$364,568
Net investment income	52,638	44,835	43,005	45,373	44,297
Net realized investment gains (losses)	7,565	(4,547)	(1,336)	12,619	8,915
Other income	10,361	3,428	1,122	222	130
Total revenues	586,227	504,921	439,003	386,292	417,910
Losses and loss adjustment expenses	325,421	279,016	237,368	184,486	264,496
Other operating expenses	170,828	157,803	133,055	114,804	126,884
Other expenses	1,590	730	16,012	677	3,350
Interest expense	8,448	6,999	6,347	6,777	8,266
Amortization of intangible assets	597	597	597	2,470	2,848
Impairment of intangible assets	—	—	—	—	4,299
Total expenses	506,884	445,145	393,379	309,214	410,143
Income before income tax expense	79,343	59,776	45,624	77,078	7,767
Income tax expense (benefit)	4,872	6,279	939	9,741	(897)
Net income	$74,471	$53,497	$44,685	$67,337	$8,664
Adjusted net operating income(4)	$71,318	$61,090	$58,424	$58,918	$7,935
Earnings per Share:
Basic	$2.56	$1.87	$1.57	$2.21	$0.24
Diluted	$2.49	$1.82	$1.55	$2.21	$0.24
Weighted — average shares outstanding — diluted	29,894,378	29,334,918	28,810,301	30,500,800	35,733,350

	At or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except for per share amounts and ratios)
Balance Sheet Data:
Cash and invested assets	$1,442,114	$1,350,697	$1,310,628	$1,217,078	$1,235,537
Reinsurance recoverables	185,614	143,086	128,979	120,477	176,863
Goodwill and intangible assets	220,762	221,359	221,956	222,553	225,023
Total assets	2,346,533	2,055,497	1,959,292	1,806,793	2,025,381
Reserve for losses and loss adjustment expenses	943,865	785,322	716,296	646,452	709,721
Unearned premiums	390,563	301,104	277,579	218,532	239,055
Senior debt	88,300	88,300	88,300	58,000	35,000
Junior subordinated debt	104,055	104,055	104,055	104,055	104,055
Total liabilities	1,653,312	1,374,459	1,271,371	1,105,303	1,241,341
Total stockholders’ equity	693,221	681,038	687,921	701,490	784,040
GAAP Underwriting Ratios:
Loss ratio(5)	63.1%	60.5%	59.9%	56.2%	72.6%
Expense ratio(6)	31.2%	33.5%	33.4%	35.0%	34.8%
Combined ratio(7)	94.3%	94.0%	93.3%	91.2%	107.4%
Other Data:
Tangible equity(8)	$472,459	$459,679	$465,965	$478,937	$559,017
Tangible equity per common share outstanding	$16.15	$15.88	$16.33	$16.78	$15.52
Debt to total capitalization ratio(9)	21.7%	22.0%	21.9%	18.8%	15.1%
Regulatory capital and surplus(10)	$605,298	$601,436	$593,580	$580,267	$596,272
Net written premiums to surplus ratio(3)	0.9x	0.8x	0.8x	0.6x	0.6x

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

(4)
Adjusted net operating income is a non-GAAP measure. We define adjusted net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt, expenses on a leased building we are deemed to own for accounting purposes, and professional services and other expenses associated with securities offerings and the payment of special dividends. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Measures” for a reconciliation of adjusted net operating income to net income in accordance with GAAP.

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

(8)
Tangible equity is shareholders’ equity less goodwill and intangible assets. Tangible equity should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Measures” for a reconciliation of tangible equity to shareholders’ equity in accordance with GAAP.

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

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K.
Overview
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital opportunistically.
For the year ended December 31, 2016, 67.6% of our group-wide gross written premiums originated from the U.S. E&S lines market including business assumed by our Casualty Reinsurance segment. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2016, we derived 98.1% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2016, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $18,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 50.3% of our gross written premiums and 56.8% of our net written premiums for the year ended December 31, 2016.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee as well as fronting and program business. In our fronting and program business, we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, and infrastructure. Through Falls Lake National Insurance Company and its subsidiaries, this segment has admitted licenses in 48 states and the District of Columbia and distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 24.7% of our gross written premiums and 10.0% of our net written premiums for the year ended December 31, 2016.
The Casualty Reinsurance segment consists of JRG Re, our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results presented herein include only the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments. Typically, we structure our reinsurance contracts as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively provides us with additional premiums should the business incur higher than expected losses. We believe these structures allow us to participate in the risk side-by-side with the ceding company and best align our interests with the interests of our cedents. Treaties with loss mitigation features including sliding scale ceding commissions represented 85.6% of the gross premiums written by our Casualty Reinsurance segment during 2016. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re in 2016 were assumed from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 25.0% of our gross written premiums and 33.2% of our net written premiums for the year ended December 31, 2016.
We have intercompany reinsurance agreements under which we cede 70% of the pooled net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business is ceded to JRG Re under a proportional, or quota-share, reinsurance treaty that provides for an arm’s length ceding commission. We exclude the effects of these agreements for the presentation of the Excess and Surplus Lines and Specialty Admitted Insurance segments included herein consistent with the manner in which we manage the business. At December 31, 2016, 67.3% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re by our U.S.-based insurance subsidiaries.
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analyses. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business we write and the limited operating experience of the Casualty Reinsurance segment and of the fronting and program business in the Specialty Admitted Insurance segment. In applying this judgment, we generally establish reserves that are above our internal actuaries’ estimate. As such, we seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2016 was $943.9 million. Of this amount, 68.0% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Gross Reserves at December 31, 2016
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$134,377	$440,902	$575,279	76.6%
Specialty Admitted Insurance	59,239	69,556	128,795	54.0%
Casualty Reinsurance	108,016	131,775	239,791	55.0%
Total	$301,632	$642,233	$943,865	68.0%

The Company’s net reserve for losses and loss adjustment expenses at December 31, 2016 was $761.1 million. Of this amount, 66.9% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:
	Net Reserves at December 31, 2016
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$121,175	$350,278	$471,453	74.3%
Specialty Admitted Insurance	28,395	30,844	59,239	52.1%
Casualty Reinsurance	102,178	128,258	230,436	55.7%
Total	$251,748	$509,380	$761,128	66.9%

Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three operating segments assist in the evaluations of their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto underwriting division in the Excess and Surplus Lines segment.

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
Different reserving methods are appropriate in different situations, and our actuaries use their judgment and experience to determine the weighting of the methods detailed above to use for each accident year and each line of business and, for our Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, we rely heavily on the Expected Loss Method in estimating reserves for the current accident year. We generally set our initial expected loss ratio for the current accident year consistent with our pricing assumptions. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since we expect to make an acceptable return on the new business that we write. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development, and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for our oldest accident years, so more weight is given to the Incurred Loss Development method and the Paid Loss Development method than the Expected Loss method. The Bornhuetter-Ferguson Incurred Loss Development and Paid Loss Development methods blend features of the Expected Loss method and the Incurred and Paid Loss Development methods. The Bornhuetter-Ferguson methods are typically used for the more recent prior accident years.
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
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2016. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.
Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$667,921	$742,853	$761,128	$817,784
Changes in reserves	(93,207)	(18,275)	—	56,656
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $56.7 million, reduce after-tax net income by $55.3 million, reduce shareholders’ equity by $55.3 million and reduce shareholders’ tangible equity by $55.3 million, in each case at or for the period ended December 31, 2016.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $93.2 million, increase after-tax net income by $84.1 million, increase shareholders’ equity by $84.1 million, and increase tangible equity by $84.1 million, in each case at or for the year ended December 31, 2016. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee typically selects an amount above the actuarial recommendation due to the inherent variation associated with our reserve estimates and the likelihood that there are unforeseen or under-valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2016, 74.3% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
Historically, our reserve selections for the Excess and Surplus Lines segment gave more weight to industry indications due to our limited operating history. When we reviewed the Excess and Surplus Lines segment’s reserve parameters in 2013, we had ten years of accumulated historical data of the Company to analyze, and we felt that we had enough history to give more weight to our own experience. Our initial expected loss ratios and our paid loss development factors and incurred loss development factors were adjusted to more closely resemble our own internal indications. Method weights were also changed as management, in consultation with our actuaries, deemed appropriate. These changes had the cumulative effect of reducing our then best estimate for the reserve for losses and loss adjustment expenses.
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2016 would equate to a $25.5 million change in the reserve for losses and loss adjustment expenses at such date, a $23.5 million change in after-tax net income, a 3.4% change in shareholders’ equity and a 5.0% change in tangible equity, in each case at or for the year ended December 31, 2016.
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
A $23.7 million redundancy developed in 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $24.1 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $10.0 million of favorable development from the 2015 accident year, $10.7 million of favorable development from the 2014 accident year and $4.5 million from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2016 showed that the experience on our casualty business continued to be below our initial expected ultimate loss ratios driven by favorable calendar year emergence (39.7% calendar year loss ratio compared to our expected calendar year loss ratio of 46.0%). Favorable reserve development in the Specialty Admitted Insurance segment was $3.8 million, and primarily came from accident years 2010 through 2014, as losses on our workers’ compensation business written prior to 2015 continued to develop more favorably than we had anticipated. The Specialty Admitted Insurance segment’s favorable development from accident years 2010 – 2014 was partially offset by unfavorable development for the 2015 accident year. In addition, $4.2 million of adverse development occurred in the Casualty Reinsurance segment, with the majority of this adverse development coming from two contracts from the 2012 and 2013 underwriting years that experienced higher loss development in 2016 than expected.
A $16.3 million redundancy developed in 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $25.4 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $17.3 million of favorable development from the 2014 accident year and $10.5 million of favorable development from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience for our shorter-tailed general casualty division for the 2014 accident year is below our initial expected ultimate loss ratios. The actuarial studies at December 31, 2015 also showed that the experience on our casualty business excluding our shorter-tailed general casualty business continued to be below our initial expected ultimate loss ratios driven by favorable 2015 calendar year emergence (45.4% calendar year loss ratio compared to our expected calendar year loss ratio of 48.1%). Favorable reserve development in the Specialty Admitted Insurance segment was $3.5 million and primarily came from accident years 2011 through 2013, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $12.6 million of adverse development occurred in the Casualty Reinsurance segment, with the majority of this adverse development coming from three reinsurance relationships from the 2011, 2012, and 2013 underwriting years that experienced higher loss development in 2015 than expected.
A $27.4 million redundancy developed in 2014 on the reserve for losses and loss adjustment expenses held at December 31, 2013. This favorable reserve development included $27.3 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $7.9 million of favorable development from the 2011 accident year, $5.0 million of favorable development from the 2009 accident year, and $4.2 million of favorable development from the 2007 accident year. This favorable development occurred because our actuarial studies at December 31, 2014 for the Excess and Surplus Lines segment indicated that our loss experience on our mature casualty business continued to be below our initial expected ultimate loss ratios driven by favorable 2014 calendar year emergence (33.1% calendar year loss ratio compared to our expected calendar year loss ratio of 42.4%). Favorable reserve development in the Specialty Admitted Insurance segment was $5.9 million and primarily came from accident years 2007 through 2012, as losses on our workers’ compensation business written prior to 2013 continued to develop more favorably than we had anticipated. In addition, $5.7 million of adverse development occurred in the Casualty Reinsurance segment, with the majority of this adverse development coming from one reinsurance contract from the 2011 underwriting year that experienced higher loss development in 2014 than expected.
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

We consider a number of factors in assessing whether an impairment is other-than-temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available-for-sale fixed maturity securities in an unrealized loss position, and if it is “more likely than not” that we will be required to sell these securities before a recovery in fair value to their amortized cost or cost basis. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value. As a starting point for our evaluation, we compare the fair value of each available-for-sale security to its amortized cost or cost to identify any securities with a fair value less than amortized cost or cost.
At December 31, 2014, the Company held two municipal bonds issued by the Commonwealth of Puerto Rico. These bonds were backed by future sales tax revenues in Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden, combined with the passage of new legislation that allowed public corporations to defer or reduce payments on outstanding debt, heightened the risk of default on the bonds. We concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired, and we recognized impairment losses of  $1.4 million on these bonds for the year ended December 31, 2014. We recognized an additional $660,000 impairment loss on these bonds in 2015 before selling them during the second quarter of 2015. We concluded that none of the other fixed maturity securities in an unrealized loss position at December 31, 2016, 2015 or 2014 had experienced an other-than temporary impairment. At December 31, 2016, all of our fixed maturity securities had a fair value greater than 80% of their cost or amortized cost. We concluded that our fixed maturity securities were not other-than-temporarily impaired at December 31, 2016 based in part on the fact that they had never missed a scheduled principal or interest payment, and that they were rated investment grade by a nationally recognized statistical rating organization.
We concluded that none of the equity securities in our portfolio at December 31, 2016, 2015 or 2014 had experienced an other-than-temporary impairment.
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
The Company holds a participation in a loan issued by a company that produces and sells power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about its ability to make full and timely payments on the debt obligations held by the Company. We determined that a credit allowance was needed at December 31, 2016, 2015, and 2014 on loans issued by companies that produce and supply power to Puerto Rico. Accordingly, we established credit allowances totaling $177,000, $414,000, and $752,000 at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the loan had a carrying value of  $1.7 million and unpaid principal of  $2.0 million.
During 2016, 2015 and 2014, we had a number of our bank loans to oil and gas companies in the energy sector. The market value of these loans declined significantly in response to declining energy prices. We determined that a total credit allowance of  $545,000 on one loan at December 31, 2016 and $3.9 million on two loans at December 31, 2015 was needed on bank loans to companies in the energy sector with oil and gas exposure. At December 31, 2016, our exposure to bank loans of oil and gas companies consisted of four loans with a carrying value of $9.8 million and a market value of $8.4 million. Management also concluded that three non-energy sector loans were impaired at December 31, 2016. The impaired loans had an allowance for credit losses of  $221,000. At December 31, 2015, one non-energy sector loan was impaired with an allowance for credit losses of  $34,000. The aggregate allowance for credit losses was $943,000 at December 31, 2016 on five impaired loans with a total carrying value of  $6.5 million and unpaid principal of  $7.6 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans.
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
In the determination of the fair value for bank loan participations and certain high yield bonds, the Company’s investment manager endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers, and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the investment manager determines that only one external pricing source is appropriate or if only one external price is available, the investment is generally recorded based on such price.
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2016 and 2015 there were bank loan participations with an unpaid principal balance of $2.3 million and $5.3 million, respectively, and a carrying value of  $2.0 million and $4.6 million, respectively, for which external sources were unavailable to determine fair value.
We review fair value prices provided by our outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by our investment custodian. We also review and monitor changes in unrealized gains and losses. We obtain an understanding of the methods, models, and inputs used by our investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. Our control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.
Goodwill and Intangible Assets
At December 31, 2016, we have $181.8 million of goodwill and $38.9 million of net intangible assets on our consolidated balance sheet, primarily resulting from the acquisition of James River Group in December 2007.
The goodwill reported on the December 31, 2016 balance sheet is an asset of the Excess and Surplus Lines segment only. Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of the Company’s reporting units, including goodwill, may exceed their fair values. The Company first assesses qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors, the Company would be required to perform the quantitative goodwill impairment test. In addition, we generally perform the quantitative analysis at least every third year, even if the qualitative factors do not indicate a need for quantitative testing. Accordingly, we performed quantitative testing in 2016, even through our qualitative analysis did not indicate that it was more likely than not that our good will was impaired. During quantitative goodwill impairment testing, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions about the future levels of income as well as business trends, prospects, market, and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to earnings. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s annual testing performed in the fourth quarters of 2016, 2015 and 2014 indicated that no impairment of goodwill had occurred.
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Intangible assets with indefinite useful lives are reviewed for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If the carrying value exceeds the fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings. During the fourth quarters of 2016, 2015 and 2014, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. There were no impairments recognized in 2016, 2015 or 2014. The Relief From Royalty method utilized in our evaluation of the value of our trademarks requires a number of assumptions including the projected gross written premium base against which the royalty savings rate is applied, the size of the royalty rate to be applied, the discount rate and the terminal value (if any) of the trademarks at the end of the projection period.
Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years include relationships with customers and brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company evaluates intangible assets with definite lives for impairment when impairment indicators are noted that indicate that the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were reviewed for impairment during the fourth quarters of 2016, 2015 and 2014. There were no impairments recognized in 2016, 2015 or 2014.
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
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2016, 2015 and 2014, these adjustments were immaterial.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on reported fee income. The Company does not believe adoption will have a material impact on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-09, Insurance (Topic 944), Disclosures about Short-Duration Contracts. ASU 2015-09 requires additional disclosures about short-duration contracts on a disaggregated basis that provides useful information to readers of the financial statements. The disclosures include annual tabular disclosures of paid and incurred losses and loss adjustment expense by accident year for up to 10 years. This ASU also requires disaggregated information on claim frequency and incurred-but-not-reported liabilities for each accident year. The required disclosures also include the average annual percentage payout of incurred claims by age. ASU 2015-09 was adopted in 2016. Increased disclosures were made to adopt this ASU.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. The Company has not yet completed the analysis of how adopting this ASU will affect its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. This ASU is effective for fiscal years beginning after December 15, 2016.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company has not yet completed the analysis of how adopting this ASU will affect Company’s financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 was issued to address the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company has not yet completed the analysis of how adopting this ASU will affect our financial statements, but does not expect a material impact on our statement of cash flows.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes our results for the years ended December 31, 2016 and 2015:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$737,398	$572,194	28.9%
Net retention(1)	75.6%	82.3%
Net written premiums	$557,708	$471,032	18.4%
Net earned premiums	$515,663	$461,205	11.8%
Losses and loss adjustment expenses	(325,421)	(279,016)	16.6%
Other operating expenses	(160,762)	(154,620)	4.0%
Underwriting profit(2), (3)	29,480	27,569	6.9%
Net investment income	52,638	44,835	17.4%
Net realized investment gains (losses)	7,565	(4,547)	—
Other income	295	245	20.4%
Other expenses	(1,590)	(730)	117.8%
Interest expense	(8,448)	(6,999)	20.7%
Amortization of intangible assets	(597)	(597)	—
Income before taxes	79,343	59,776	32.7%
Income tax expense	(4,872)	(6,279)	(22.4)%
Net income	$74,471	$53,497	39.2%
Adjusted net operating income	$71,318	$61,090	16.7%
Ratios:
Loss ratio	63.1%	60.5%
Expense ratio	31.2%	33.5%
Combined ratio	94.3%	94.0%

(1)
Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)
See “— Reconciliation of Non-GAAP Measures” for further detail.

(3)
Underwriting profit includes fee income of $14.2 million and $5.0 million for the year ended December 31, 2016 and 2015, respectively.

We had an underwriting profit of  $29.5 million for the year ended December 31, 2016. This compares to an underwriting profit of  $27.6 million for the prior year. On a consolidated basis, the Company recognized $23.7 million and $16.3 million of net favorable reserve development for the years ended December 31, 2016 and 2015, respectively.
The results for the years ended December 31, 2016 and 2015 included certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•
$7.6 million of net realized investment gains and $4.5 million of net realized investment losses for the years ended December 31, 2016 and 2015, respectively. Net realized investment gains in 2016 include net realized gains from equity securities of  $4.8 million and net realized gains from fixed maturity securities of  $1.8 million. Net realized investment losses in 2015 were primarily from the sale of fixed maturity securities and bank loan participations. We sold fixed maturity securities and bank loan participations in 2015 to fund the $47.4 million of dividends paid to our common shareholders in 2015. Also included in net realized investment losses in 2015 are $3.9 million of impairment losses on two bank loans to oil and gas companies in the energy sector whose market values had declined significantly in response to declining energy prices.
•
$1.6 million and $730,000 of other expenses the years ended December 31, 2016 and 2015, respectively. Other expenses for 2016 include $1.5 million of employee severance costs. Other expenses for 2015 include $276,000 of expenses associated with a related party leasing arrangement for a minority-interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes, $170,000 of employee severance costs, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 dividend, and a securities registration statement.

•
Interest expense for the years ended December 31, 2016 and 2015 include $1.4 million and $661,000, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us. See Note 1 to the Notes to the Audited Consolidated Financial Statements for additional information with respect to our minority interest.

We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees, and interest expense and other income and expenses on a leased building that we are deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income before taxes and net income for the years ended December 31, 2016 and 2015 reconcile to our adjusted net operating income as follows:
	Year Ended December 31,
	2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$79,343	$74,471	$59,776	$53,497
Net realized investment (gains) losses	(7,565)	(5,207)	4,547	4,090
Other expenses	1,590	1,136	730	574
Dividend withholding taxes	—	—	—	2,500
Interest expense on leased building the Company is deemed to own for accounting purposes	1,412	918	661	429
Adjusted net operating income	$74,780	$71,318	$65,714	$61,090

The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2016 was 94.3%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. It included $23.7 million, or 4.6 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $24.1 million of favorable reserve development from the Excess and Surplus Lines segment and $3.8 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $4.2 million of adverse development from the Casualty Reinsurance segment.

Our combined ratio for the year ended December 31, 2015 was 94.0%. It included $16.3 million, or 3.5 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $25.4 million of favorable reserve development from the Excess and Surplus Lines segment and $3.5 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $12.6 million of adverse development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio was 31.2% and 33.5% for the years ended December 31, 2016 and 2015, respectively. The reduced expense ratio for 2016 reflects the 25.1% increase in the Excess and Surplus segment’s net earned premiums and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment (our largest segment with 58.4% of consolidated net earned premiums for the year ended December 31, 2016) has significant scale and produces a lower expense ratio than our other operating segments. Fee income for the Company increased year over year from $5.0 million to $14.2 million, as we grew our fee business in both the Excess and Surplus Lines segment and the Specialty Admitted Insurance segment.
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
The following table summarizes the change in premium volume by component and business segment:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$370,844	$308,717	20.1%
Specialty Admitted Insurance	182,221	90,978	100.3%
Casualty Reinsurance	184,333	172,499	6.9%
	$737,398	$572,194	28.9%
Net written premiums:
Excess and Surplus Lines	$316,922	$253,285	25.1%
Specialty Admitted Insurance	55,803	44,917	24.2%
Casualty Reinsurance	184,983	172,830	7.0%
	$557,708	$471,032	18.4%
Net earned premiums:
Excess and Surplus Lines	$301,404	$240,878	25.1%
Specialty Admitted Insurance	52,281	42,206	23.9%
Casualty Reinsurance	161,978	178,121	(9.1)%
	$515,663	$461,205	11.8%

Our net premium retention by segment is as follows:
	Year Ended December 31,
	2016	2015
Excess and Surplus Lines	85.5%	82.0%
Specialty Admitted Insurance	30.6%	49.4%
Casualty Reinsurance	100.4%	100.2%
Total	75.6%	82.3%
For the Excess and Surplus Lines segment, gross written premiums for the year ended December 31, 2016 increased 20.1% over the prior year. Excess and Surplus Lines segment policy submissions, excluding commercial auto, were 12.8% higher and bound policies were 10.4% higher, which was partially offset by a 4.3% decrease in the average premium from $19,253 to $18,417. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:
•
Commercial Auto division (representing 29.7% of this segment’s 2016 business) which increased $36.3 million (or 49.2%) over the prior year.

•
Excess Casualty division (representing 11.7% of this segment’s 2016 business) which increased $5.9 million (or 19.0%) over the prior year.

•
General Casualty division (representing 9.9% of this segment’s 2016 business) which increased $5.9 million (or 19.0%) over the prior year; and

•
Manufacturers & Contractors division (representing 22.5% of this segment’s 2016 business) which increased $5.0 million (or 6.3%) over the prior year.

For the Specialty Admitted Insurance segment, gross written premiums increased 100.3% year over year. Gross written premiums for 2016 included $142.6 million ($20.0 million on a net basis) from fronting and program business where there had been $55.0 million ($12.4 million on a net basis) of gross written premiums in 2015. We did not begin writing fronting and program business until the fourth quarter of 2013. We cede a significant portion of the specialty admitted fronting and program business to third-party reinsurers. As a result, neither our net written premiums nor level of assumed risk for this segment has increased at a rate which corresponds to the increase in our gross written premiums. In addition, workers’ compensation gross written premiums increased 10.2% for 2016 over 2015.
The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Workers’ compensation premiums	$34,471	$32,464	6.2%
Audit premiums on workers’ compensation policies	3,054	1,606	90.2%
Allocation of involuntary workers’ compensation pool	2,102	1,899	10.7%
Total workers’ compensation premium	39,627	35,969	10.2%
Specialty admitted fronting and program business	142,594	55,009	159.2%
Total	$182,221	$90,978	100.3%

It is our policy to audit payroll for each expired workers’ compensation insurance policy in the Specialty Admitted Insurance segment to determine the difference between the original estimated payroll at the time the policy was written and the final actual payroll of the insured after the policy is completed. Audit premiums increased both written and earned premiums for the year ended December 31, 2016 by $3.1 million (in the prior year, audit premiums increased both written and earned premiums by $1.6 million).
For the Casualty Reinsurance segment, gross written premiums increased 6.9%, from $172.5 million for the year ended December 31, 2015 to $184.3 million for the year ended December 31, 2016. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.
Net Retention
The net premium retention for the Company decreased from 82.3% to 75.6% for the years ended December 31, 2015 and 2016, respectively. The decrease in retention is due primarily to the Specialty Admitted Insurance segment, which saw a decline in its net premium retention from 49.4% for the year ended December 31, 2015 to 30.6% for the year ended December 31, 2016. Fronting and program business generally has much lower net premium retention than our workers’ compensation business which we write on an admitted basis. For the year ended December 31, 2016, the net retention on the segment’s fronting and program business was 14.0%, while the net retention on the workers’ compensation business was 90.3%. This compares to net retention on the segment’s fronting and program business of 22.6% and net retention of the workers’ compensation business of 90.4% for year ended December 31, 2015. The net retention for the Excess and Surplus Lines segment increased from 80.2% in 2015 to 84.3% in 2016. The net retention for the Casualty Reinsurance segment for 2016 and 2015 includes adjustments of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% for both years.
Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2016	2015
Excess and Surplus Lines	84.3%	80.2%
Specialty Admitted Insurance	94.5%	97.5%
Casualty Reinsurance	100.1%	101.4%
Total	94.3%	94.0%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$370,844	$308,717	20.1%
Net written premiums	$316,922	$253,285	25.1%
Net earned premiums	$301,404	$240,878	25.1%
Losses and loss adjustment expenses	(188,768)	(131,221)	43.9%
Underwriting expenses	(65,401)	(62,050)	5.4%
Underwriting profit(1), (2)	$47,235	$47,607	(0.8)%
Ratios:
Loss ratio	62.6%	54.5%
Expense ratio	21.7%	25.8%
Combined ratio	84.3%	80.2%

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting results include fee income of $10.1 million and $3.2 million for the years ended December 31, 2016 and 2015, respectively.

Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2016 was 84.3%, comprised of a loss ratio of 62.6% and an expense ratio of 21.7%. The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2015 was 80.2%, comprised of a loss ratio of 54.5% and an expense ratio of 25.8%.
Loss Ratio.   The loss ratio of 62.6% for the year ended December 31, 2016 includes $24.1 million, or 8.0 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 54.5% for the year ended December 31, 2015 includes $25.4 million, or 10.6 percentage points, of net favorable development in our loss estimates for prior accident years. The significant favorable reserve development in this segment reflects benign loss activity and continuing positive loss trends.
Expense Ratio.   The expense ratio decreased from 25.8% in 2015 to 21.7% in 2016. The decrease in the expense ratio is primarily attributable to the 25.1% increase in net earned premiums without a proportional increase in the total amount of operating expenses and to the increase in fee income from $3.2 million in 2015 to $10.1 million in 2016.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment decreased slightly by 0.8%, from $47.6 million for the year ended December 31, 2015 to $47.2 million for the year ended December 31, 2016.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$182,221	$90,978	100.3%
Net written premiums	$55,803	$44,917	24.2%
Net earned premiums	$52,281	$42,206	23.9%
Losses and loss adjustment expenses	(30,897)	(25,623)	20.6%
Underwriting expenses	(18,512)	(15,509)	19.4%
Underwriting profit(1), (2)	$2,872	$1,074	167.4%
Ratios:
Loss ratio	59.1%	60.7%
Expense ratio	35.4%	36.7%
Combined ratio	94.5%	97.5%

(1)
See “— Reconciliation of Non-GAAP Measures.”

(2)
Underwriting profit includes fee income of $4.2 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.

Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2016 was 94.5%, comprised of a loss ratio of 59.1% and an expense ratio of 35.4%. This compares to the combined ratio in the prior year of 97.5%, comprised of a loss ratio of 60.7% and an expense ratio of 36.7%.
Loss Ratio.   The loss ratio for the year ended December 31, 2016 of 59.1% included $3.8 million, or 7.3 percentage points of net favorable development on prior accident years. The loss ratio for the year ended December 31, 2015 of 60.7% included $3.5 million, or 8.4 percentage points of net favorable development on prior accident years. The favorable development in both 2016 and 2015 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected.

Expense Ratio.   The expense ratio of 35.4% for the year ended December 31, 2016 decreased from 36.7% in the prior year. The expense ratio declined in 2016 for this segment primarily due to a 25.1% increase in net earned premiums as the fronting and program business continued to achieve scale. The gross written premiums on this fronting and program business were $142.6 million and $55.0 million for the years ended December 31, 2016 and 2015, respectively. We believe the expense ratio for this segment will continue to decline as this segment increases premium volume in its new businesses and territories during 2017 and in future periods.
Underwriting Profit.   As a result of the items discussed above, the underwriting profit improved from $1.1 million for the year ended December 31, 2015 to $2.9 million for the year ended December 31, 2016.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:
	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$184,333	$172,499	6.9%
Net written premiums	$184,983	$172,830	7.0%
Net earned premiums	$161,978	$178,121	(9.1)%
Losses and loss adjustment expenses	(105,756)	(122,172)	(13.4)%
Underwriting expenses	(56,416)	(58,507)	(3.6)%
Underwriting profit (loss)(1)	$(194)	$(2,558)	(92.4)%
Ratios:
Loss ratio	65.3%	68.6%
Expense ratio	34.8%	32.8%
Combined ratio	100.1%	101.4%

(1)
See “— Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
Combined Ratio.   The combined ratio of the Casualty Reinsurance segment for the year ended December 31, 2016 was 100.1%, comprised of a loss ratio of 65.3% and an expense ratio of 34.8%. This compares to the combined ratio in the prior year of 101.4%, comprised of a loss ratio of 68.6% and an expense ratio of 32.8%.
Loss Ratio.   The loss ratio for the year ended December 31, 2016 of 65.3% included $4.2 million, or 2.6 percentage points, of adverse reserve development in our loss estimates for prior accident years. The loss ratio for the year ended December 31, 2015 of 68.6% included $12.6 million, or 7.1 percentage points, of adverse reserve development in our loss estimates for prior accident years.
Expense Ratio.   The expense ratio of the Casualty Reinsurance segment increased from 32.8% for the year ended December 31, 2015 to 34.8% for the year ended December 31, 2016, as net earned premiums decreased 9.1% in 2016 while underwriting expenses decreased by 3.6%.
Underwriting Results.   As a result of the items discussed above, the underwriting loss for the Casualty Reinsurance segment for the year ended December 31, 2016 was $194,000 compared to an underwriting loss of $2.6 million for the year ended December 31, 2015.

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
For the years ended December 31, 2016 and 2015, the total operating expenses of the Corporate and Other segment were $20.4 million and $18.6 million, respectively. The increase in these expenses was primarily related to a $1.8 million increase in stock based compensation expense resulting from options and restricted share units granted in February and May 2016.
Investing Results
Net investment income was $52.6 million for the year ended December 31, 2016 compared to $44.8 million in the prior year. The change in our net investment income is as follows:
	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Renewable energy LLCs	$3,480	$3,936	(11.6)%
Other private investments	6,056	2,011	201.1%
Other invested assets	9,536	5,947	60.3%
All other net investment income	43,102	38,888	10.8%
Total net investment income	$52,638	$44,835	17.4%

The $7.8 million increase in net investment income year-over-year was largely driven by the performance of the Company’s private investments. Strong performance by our other private investments, most notably a limited partnership that invests in equity tranches of collateralized loan obligations (CLOs), more than offset a decline in income from the renewable energy investments. The limited partnership, with a carrying value of  $17.5 million at December 31, 2016, reported income of  $4.6 million in 2016 compared to a loss of  $958,000 in 2015. Excluding the private investments, our net investment income increased by $4.2 million over the prior year due to a 6.8% increase in our cash and invested assets from $1,350.7 million at December 31, 2015 to $1,442.1 million at December 31, 2016 and an increase in investment yield.

Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2016	2015
	(in thousands)
Fixed maturity securities	$25,917	$24,178
Bank loan participations	14,486	13,432
Equity securities	5,617	4,444
Other invested assets	9,536	5,947
Cash, cash equivalents, and short-term investments	824	672
Trading gains (losses)	18	(9)
Gross investment income	56,398	48,664
Investment expense	(3,760)	(3,829)
Net investment income	$52,638	$44,835

The following table summarizes our investment returns:
	Year Ended December 31,
	2016	2015
Annualized gross investment yield on:
Average cash and invested assets	4.0%	3.7%
Average fixed maturity securities	3.5%	3.4%
Of our total cash and invested assets of  $1,442.1 million at December 31, 2016, $109.8 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,017.5 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $203.5 million of bank loan participations, $55.4 million of other invested assets, $50.8 million of short-term investments, and $5.1 million of fixed maturity securities classified as trading and held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our consolidated income statement.
The $203.5 million of bank loan participations are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are generally rated “BB,” “B,” or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2016 and 2015, the fair market value of these securities was $203.1 million and $180.1 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs managed by an affiliate of the Company’s largest shareholder, the D.E. Shaw Affiliates, generated investment income of $3.5 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively. These investments had a carrying value of $27.1 million at December 31, 2016. Investments in bridge loans for renewable energy projects, primarily with affiliates of D.E. Shaw, had investment income $450,000 and $3.1 million for the years ended December 31, 2016 and 2015, respectively. In 2016, the Company received a $6.5 million repayment on one note. During 2015, the Company invested a total of $36.3 million in these notes and received maturities and repayments totaling $30.8 million. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from these partnerships was $5.3 million in 2016 compared to losses of  $1.5 million in 2015. Together, these limited partnerships had a carrying value of  $23.9 million at December 31, 2016. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company affiliated with the Chairman and Chief Executive Officer of the Company. Interest income from the notes was $343,000 for the years ended December 31, 2016 and 2015.
For the year ended December 31, 2016, we recognized net realized investment gains of $7.6 million. These realized investment gains included $1.8 million and $4.8 million, respectively, of net realized investment gains recognized on the sale of fixed maturity and equity securities. In addition, the Company recognized $579,000 of net realized gains on sales of bank loan participations and $415,000 of net realized gains related to changes in the allowance for credit losses on bank loan participations.
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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. The Company previously held two municipal bonds issued by the Commonwealth of Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired. The Company recognized impairment losses of  $660,000 on these bonds for the year ended December 31, 2015. The bonds were sold during the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales.
At December 31, 2015, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with PREPA, a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of $3.9 million at December 31, 2015 and unpaid principal of  $4.6 million. In June 2016, one of the loans was repaid in full at its scheduled maturity. Management concluded that the remaining loan, scheduled to mature in 2017, remained impaired at December 31, 2016. The allowance for credit losses on the loan was $177,000 at December 31, 2016. The loan had a carrying value of  $1.7 million and unpaid principal of  $2.0 million at December 31, 2016.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans were impacted by declining energy prices in 2015. At December 31, 2015, the Company’s oil and gas exposure in the bank loan portfolio was in eight loans with a carrying value of $15.8 million and an unrealized loss of  $4.1 million. Management concluded that two of these loans were impaired as of December 31, 2015, and accordingly, an allowance for credit losses of  $3.9 million was established on the loans. After recording this impairment, the loans had a carrying value of $1.7 million at December 31, 2015 and unpaid principal of $5.8 million. At December 31, 2016, the Company’s oil and gas exposure was in four bank loans and with a total carrying value of  $9.8 million and an unrealized loss of $1.3 million. Management concluded that one of these loans was impaired with a carrying value of  $1.6 million, unpaid principal of  $2.2 million and an allowance for credit losses of  $545,000. All of the other loans are current at December 31, 2016.

Management also concluded that three non-energy sector loans were impaired at December 31, 2016. At December 31, 2016, the impaired loans had a carrying value of  $3.2 million, unpaid principal of  $3.5 million, and an allowance for credit losses of  $221,000. At December 31, 2015, one non-energy sector loan was impaired with a carrying value of  $689,000, unpaid principal of  $722,000, and an allowance for credit losses of  $34,000.
The aggregate allowance for credit losses was $943,000 at December 31, 2016 on five impaired loans with a total carrying value of  $6.5 million and unpaid principal of  $7.6 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans with a total carrying value of $6.3 million and unpaid principal of  $11.1 million.
At December 31, 2016, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of  $2.7 million representing 0.3% of the cost or amortized cost of the portfolio. Additionally, at December 31, 2016, 99.0% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at December 31, 2016 had an aggregate fair value of  $9.2 million and an aggregate net unrealized loss of  $979,000. The average duration of our investment portfolio was 3.6 years at December 31, 2016.
The amortized cost and fair value of our investments in available-for-sale securities were as follows:
	December 31, 2016			December 31, 2015
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$101,793	$105,841	10.4%	$95,864	$103,457	10.6%
Residential mortgage-backed	152,703	150,798	14.8%	137,308	136,887	14.1%
Corporate	379,727	378,448	37.2%	368,961	363,168	37.3%
Commercial mortgage and asset-backed	167,967	168,047	16.5%	130,231	130,696	13.4%
Obligations of U.S. government corporations and agencies	64,823	65,014	6.4%	89,734	90,163	9.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	71,120	7.0%	73,322	73,255	7.5%
Redeemable preferred stock	2,025	1,809	0.2%	2,025	2,034	0.2%
Total	940,212	941,077	92.5%	897,445	899,660	92.4%
Equity securities:
Preferred stock	61,806	64,827	6.4%	50,631	54,092	5.5%
Common stock	12,747	11,574	1.1%	19,199	20,019	2.1%
Total	74,553	76,401	7.5%	69,830	74,111	7.6%
Total investments	$1,014,765	$1,017,478	100.0%	$967,275	$973,771	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of December 31, 2016:
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$164,855	17.4%
AA	394,369	41.7%
A	277,487	29.3%
BBB	100,226	10.6%
BB	2,568	0.3%
Below BB and unrated	6,635	0.7%
Total	$946,140	100.0%

At December 31, 2016, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of  $378.4 million. A summary of these securities by industry segment is shown below as of December 31, 2016:
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$267,803	70.8%
Financial	48,949	12.9%
Utilities	61,696	16.3%
Total	$378,448	100.0%

Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds is shown below as of December 31, 2016:
Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$347,487	91.8%
Privately placed	30,961	8.2%
Total	$378,448	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:
	December 31, 2016
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$70,635	$71,165	7.5%
After one year through five years	263,261	263,140	28.0%
After five years through ten years	168,705	167,490	17.8%
After ten years	114,916	118,628	12.6%
	617,517	620,423	65.9%
Residential mortgage-backed	152,703	150,798	16.0%
Commercial mortgage and asset-backed	167,967	168,047	17.9%
Redeemable preferred stock	2,025	1,809	0.2%
Total	$940,212	$941,077	100.0%

At December 31, 2016, the Company had no investments in securitizations of alternative-A mortgages, sub-prime mortgages, or collateralized debt obligations.
Other Expenses
Other expenses for the years ended December 31, 2016 and 2015 were $1.6 million and $730,000, respectively. In 2016, these expenses include $1.5 million of employee severance costs. In 2015, these expenses include $276,000 of expenses associated with a related party leasing arrangement for a minority-interest in a real estate limited partnership pursuant to which we were deemed to be an owner for accounting purposes, $170,000 of severance expenses, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 dividend, and a securities registration statement.
Interest Expense
Interest expense was $8.4 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively. See “— Liquidity and Capital Resources — Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles
The Company recorded $597,000 of amortization of intangibles for each of the years ended December 31, 2016 and 2015, respectively.
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
The Company completed its impairment tests and fair value analyses for goodwill and other intangible assets during the fourth quarter. No impairment was present for the years ended December 31, 2016 or 2015.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, our U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 10.4% and 10.6% of our available-for-sale securities at December 31, 2016 and 2015, respectively), dividends received income, and tax credits on certain renewable energy investments. For the years ended December 31, 2016 and 2015, our effective tax rate was 6.1% and 10.5%, respectively. Income taxes for 2015 included $2.5 million of U.S. withholding taxes on an intercompany dividend paid from the U.S. holding company to our U.K. intermediate holding company resulting in a higher effective tax rate in 2015 compared to 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes our results for the years ended December 31, 2015 and 2014:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums	$572,194	$518,767	10.3%
Net retention(1)	82.3%	86.8%	—
Net written premiums	$471,032	$450,083	4.7%
Net earned premiums	$461,205	$396,212	16.4%
Losses and loss adjustment expenses	(279,016)	(237,368)	17.5%
Other operating expenses	(154,620)	(132,172)	17.0%
Underwriting profit(2), (3)	27,569	26,672	3.4%
Net investment income	44,835	43,005	4.3%
Net realized investment losses	(4,547)	(1,336)	240.3%
Other income	245	239	2.5%
Other expenses	(730)	(16,012)	(95.4)%
Interest expense	(6,999)	(6,347)	10.3%
Amortization of intangible assets	(597)	(597)	—
Income before taxes	59,776	45,624	31.0%
Income tax expense	(6,279)	(939)	568.7%
Net income	$53,497	$44,685	19.7%
Adjusted net operating income	$61,090	$58,424	4.6%
Ratios:
Loss ratio	60.5%	59.9%
Expense ratio	33.5%	33.4%
Combined ratio	94.0%	93.3%

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
The results of operations for the years ended December 31, 2015 and 2014 included certain non-recurring items that are significant to the operating results of the Company. These items (on a pre-tax basis) include:
•
The results of operations include $4.5 million of net realized investment losses for the year ended December 31, 2015 and $1.3 million of net realized investment losses for the year ended December 31, 2014. Net realized investment losses in 2015 were primarily from the sale of fixed maturity securities and bank loan participations. We sold fixed maturity securities and bank loan participations in 2015 to fund the $47.4 million of dividends paid to our common shareholders in 2015. Also included in net realized investment losses in 2015 are $3.9 million of impairment losses on two bank loans to oil and gas companies in the energy sector whose market values had declined significantly in response to declining energy prices. Net realized investment losses in 2014 include $2.0 million of impairment losses related to our investment exposure to fixed maturity securities and bank loan participations issued by entities in the Commonwealth of Puerto Rico.
•
Other expenses for the year ended December 31, 2014 included $14.9 million of expenses associated with our initial public offering, including $2.8 million of legal fees, $2.0 million of audit and filing related fees, and $10.2 million associated with the conversion of awards under a previous equity incentive plan.

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

Our income before taxes and net income for the years ended December 31, 2015 and 2014 reconcile to our adjusted net operating income as follows:
	Year Ended December 31,
	2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$59,776	$53,497	$45,624	$44,685
Initial public offering costs	—	—	14,930	13,223
Net realized investment losses (gains)	4,547	4,090	1,336	(890)
Other expenses	730	574	1,082	977
Dividend withholding taxes	—	2,500	—	—
Interest expense on leased building the Company is deemed to own for accounting purposes	661	429	659	429
Adjusted net operating income	$65,714	$61,090	$63,631	$58,424

Our combined ratio for the year ended December 31, 2015 was 94.0%. It included $16.3 million, or 3.5 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $25.4 million of favorable reserve development from the Excess and Surplus Lines segment and $3.5 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $12.6 million of adverse development from the Casualty Reinsurance segment.
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
For the Excess and Surplus Lines segment, gross written premiums for the year ended December 31, 2015 increased 22.2% over the prior year. The average annual gross written premiums per policy decreased 21.8% over the prior year. However, policy submissions for new business were 3.1% higher for the year ended December 31, 2015 than the year ended December 31, 2014. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:
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

For the Specialty Admitted Insurance segment, during the year ended December 31, 2015, gross written premiums increased 53.2% compared to the prior year. Gross written premiums for 2015 included $55.0 million ($12.4 million on a net basis) from fronting and program business where there had been $29.3 million ($9.0 million on a net basis) of gross written premiums in 2014. We did not begin writing fronting and program business until the fourth quarter of 2013. We cede a significant portion of the specialty admitted fronting and program business to third-party reinsurers. As a result, neither our net written premiums nor level of assumed risk for this segment has increased at a rate which corresponds to the increase in our gross written premiums. Workers’ compensation gross written premiums also increased 19.4% for 2015 over 2014.
The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Workers’ compensation premiums	$32,464	$27,400	18.5%
Audit premiums on workers’ compensation policies	1,606	1,003	60.1%
Allocation of involuntary workers’ compensation pool	1,899	1,725	10.1%
Total workers’ compensation premium	35,969	30,128	19.4%
Specialty admitted fronting and program business	55,009	29,252	88.1%
Total	$90,978	$59,380	53.2%

For the Casualty Reinsurance segment, gross written premiums decreased 16.5%, from $206.7 million for the year ended December 31, 2014 to $172.5 million for the year ended December 31, 2015. The decrease in written premiums in 2015 from 2014 is primarily attributable to the very competitive environment for reinsurance. Despite the decrease in gross written and net written premiums for 2015, our net earned premiums (which tend to smooth out quarter-to-quarter variances) had a 3.6% increase over the prior year.
Net Retention
The net premium retention for the Company decreased from 86.8% to 82.3% for the years ended December 31, 2014 and 2015, respectively. The decrease in retention is due primarily to the Specialty Admitted Insurance segment, which saw a decline in its net premium retention from 61.0% for the year ended December 31, 2014 to 49.4% for the year ended December 31, 2015. The decrease is driven by the segment’s fronting and program business. Fronting and program business generally has much lower net premium retention than our workers’ compensation business which we write on an admitted basis. For the year ended December 31, 2015, the net retention on the segment’s fronting and program business was 22.6%, while the net retention on the workers’ compensation business was 90.4%. This compares to net retention on the segment’s fronting and program of 30.7% and a retention of the workers’ compensation business of 90.5% for year ended December 31, 2014.

Underwriting Results
The following table compares our combined ratios by segment:
	Year Ended December 31,
	2015	2014
Excess and Surplus Lines	80.2%	82.1%
Specialty Admitted Insurance	97.5%	99.9%
Casualty Reinsurance	101.4%	99.6%
Total	94.0%	93.3%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums	$308,717	$252,707	22.2%
Net written premiums	$253,285	$208,124	21.7%
Net earned premiums	$240,878	$195,786	23.0%
Losses and loss adjustment expenses	(131,221)	(108,146)	21.3%
Underwriting expenses	(62,050)	(52,544)	18.1%
Underwriting profit(1), (2)	$47,607	$35,096	35.6%
Ratios:
Loss ratio	54.5%	55.2%
Expense ratio	25.8%	26.8%
Combined ratio	80.2%	82.1%

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

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums	$90,978	$59,380	53.2%
Net written premiums	$44,917	$36,228	24.0%
Net earned premiums	$42,206	$28,449	48.4%
Losses and loss adjustment expenses	(25,623)	(15,179)	68.8%
Underwriting expenses	(15,509)	(13,237)	17.2%
Underwriting profit(1), (2)	$1,074	$33	—
Ratios:
Loss ratio	60.7%	53.4%
Expense ratio	36.7%	46.5%
Combined ratio	97.5%	99.9%

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
Expense Ratio.   The expense ratio of 36.7% for the year ended December 31, 2015 decreased from 46.5% in the prior year. The higher expense ratio in the prior year for this segment relates to infrastructure and personnel costs associated with the ramp up of this segment’s fronting and program business. The gross written premiums on this fronting and program business were $55.0 million and $29.3 million for the years ended December 31, 2015 and 2014, respectively. Many of the infrastructure and personnel costs necessary to produce and administer this business (by necessity) precede the production and earning of these premiums.
Underwriting Profit.   As a result of the items discussed above, the underwriting profit improved from $33,000 for the year ended December 31, 2014 to $1.1 million for the year ended December 31, 2015.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:
	Year Ended December 31,
	2015	2014	% Change
	($ in thousands)
Gross written premiums	$172,499	$206,680	(16.5)%
Net written premiums	$172,830	$205,731	(16.0)%
Net earned premiums	$178,121	$171,977	3.6%
Losses and loss adjustment expenses	(122,172)	(114,043)	7.1%
Underwriting expenses	(58,507)	(57,267)	2.2%
Underwriting profit (loss)(1)	$(2,558)	$667	—
Ratios:
Loss ratio	68.6%	66.3%
Expense ratio	32.8%	33.3%
Combined ratio	101.4%	99.6%

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
The Company holds participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with PREPA. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of  $752,000. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of $3.9 million at December 31, 2015 and unpaid principal of $4.6 million.
During 2014 and 2015 we held a number of bank loans to oil and gas companies in the energy sector. The market values of these loans have declined significantly in response to declining energy prices. In total, the Company had eight loans to oil and gas companies in the energy sector with a carrying value of  $15.8 million and a market value of   $11.7 million at December 31, 2015. Management concluded that two of these loans were impaired as of December 31, 2015, and accordingly, an allowance for credit losses of   $3.9 million was established on the loans. After recording this impairment, the loans had a carrying value of  $1.7 million at December 31, 2015 and unpaid principal of  $5.8 million. Management also concluded that one non-energy sector loan held at December 31, 2015 should be considered impaired and an allowance for credit losses of  $34,000 was established on the loan. After recording this impairment, the loan had a carrying value of  $689,000 at December 31, 2015 and unpaid principal of  $722,000. There was no allowance for credit losses on these loans at December 31, 2014.
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

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of December 31, 2015:
Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$128,517	14.2%
AA	411,698	45.5%
A	242,932	26.9%
BBB	112,205	12.4%
BB	4,650	0.5%
Below BB and unrated	4,704	0.5%
Total	$904,706	100.0%

At December 31, 2015, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of  $363.2 million. A summary of these securities by industry segment is shown below as of December 31, 2015:
Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$243,467	67.0%
Financial	62,485	17.2%
Utilities	57,216	15.8%
Total	$363,168	100.0%

Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds is shown below as of December 31, 2015:
Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$335,151	92.3%
Privately placed	28,017	7.7%
Total	$363,168	100.0%

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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1 — “U.S. Insurance Regulation — State Regulation” for additional information. Pursuant to Bermuda regulations, the maximum amount of dividend and return of capital available to be paid by a reinsurer is determined pursuant to a formula. See Item 1 “Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for additional information. Under this formula, the maximum amount of dividends and return on capital available to us from JRG Re in 2017 is calculated to be approximately $89.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2017 without regulatory approval is $18.5 million.
At December 31, 2016, our Bermuda holding company had $3.0 million of cash and cash equivalent assets. At December 31, 2016, our U.S. holding company had $76.5 million of cash and invested assets, comprised of cash and cash equivalents of  $12.9 million, fixed maturity securities of  $5.1 million, other invested assets of $34.2 million, and short-term investments of $24.3 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than one thousand dollars at December 31, 2016.
Our net written premiums to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. Our net written premiums to surplus ratio was 0.9x, 0.8x, and 0.8x for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at December 31, 2016:
•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2016, the Company had $38.4 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin of 1.625%, which is subject to change according to terms in the credit agreement. At December 31, 2016 and 2015, the Company had a drawn balance of  $73.3 million outstanding on the unsecured revolver.

The facility has been amended from time to time since its inception in 2013. On December 7, 2016, the Company entered into an Amended and Restated Credit Agreement for the Facility which, among other things, extended the maturity date of the Facility until December 7, 2021 and modified other terms including reducing the rate of interest and reducing the number of financial covenants. On May 20, 2015, under a provision of the credit agreement, the Company requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to its current total capacity of $102.5 million. On December 15, 2015, the Company closed on an amendment which accommodated the organization and capitalization of an intermediate holding company in the United Kingdom. In connection with the amendment, the intermediate holding company entered into a payment guaranty of the Company’s obligations under the senior revolving credit facility. An amendment effective December 30, 2015 adjusted certain financial covenants.
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company was in compliance at December 31, 2016.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is currently redeemable at par prior to its stated maturity at our option in whole or in part. The terms of this senior debt contain certain covenants, with which we are in compliance and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
In 2016, we declared $66.3 million of dividends payable to our shareholders. These dividends were funded by total dividends of  $80.0 million that we received from JRG Re.
In 2015, we declared $47.8 million of dividends payable to our shareholders. These dividends (and the related $2.5 million of U.S. dividend withholding tax) were funded with a $47.5 million dividend that we received through our U.K. intermediate holding company and a $4.8 million dividend that we received from JRG Re.
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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2016 (including the Company’s repurchase of a portion of these Trust Preferred Securities):
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
All of the junior subordinated debt is currently redeemable at 100.0% of the unpaid principal amount at our option.
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2016. All of these securities are currently redeemable at par.
At December 31, 2016 and December 31, 2015, the ratio of total debt and trust preferreds securities outstanding to total capitalization (defined as total debt and trust preferreds securities plus total shareholders’ equity) was 21.7% and 22.0%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2016, 2015, and 2014 our net premium retention was 75.6%, 82.3% and 86.8%, respectively.

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2016:
Line of Business	Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.
Primary Casualty	Up to $2.0 million per occurrence.(1)
Excess Casualty	Up to $1.0 million per occurrence.(2)
Property	Up to $5.0 million per event.(3)

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

In our Excess and Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. In our Excess and Surplus Lines segment, we have a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below.
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
Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business and fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $4.0 million in excess of  $1.0 million per occurrence to manage exposure to an approximate 1,000 year PML. The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2016:

Line of Business	Coverage
Casualty
Workers’ Compensation – Individual Risk	Quota share coverage for 50% of the first $600,000 per occurrence and excess of loss coverage for $29.4 million in excess of $600,000.(1)
Workers’ Compensation – Program	Quota share coverage for 87.5% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.
Commercial Auto – Program	Quota share coverage for 75% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 65% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 85% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $4.0 million in excess of $1.0 million.

(1)
The treaty also provides coverage to small programs with gross written premium of approximately $3.0 million, in aggregate, for the year ended December 31, 2016.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.
In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $6.0 million in excess of a $2.5 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.
At December 31, 2016, we had reinsurance recoverables on unpaid losses of  $182.7 million and reinsurance recoverables on paid losses of  $2.9 million, and all material recoverable amounts were from companies with A.M. Best ratings of  “A-” or better or collateral had been posted by the reinsurer for our benefit.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At December 31, 2016, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of  “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2016:
Reinsurer	Reinsurance Recoverable as of December 31, 2016	A.M. Best Rating December 31, 2016
	(in thousands)
Swiss Reinsurance America Corporation	$44,459	A+
Berkley Insurance Company	38,263	A+
Mountain States Insurance Company	20,598	B++(1)
Munich Reinsurance America	7,899	A+
Pacific Valley Insurance Company	7,583	Unrated(1)
Accident Insurance Company	5,307	Unrated(1)
Safety National Casualty	5,299	A+
QBE Reinsurance Corporation	5,038	A
Lloyds Syndicate Number 1458	4,690	A
Lloyds Syndicate Number 4472	4,471	A
Top 10 Total	143,607
Other	39,130
Total	$182,737

(1)
These reinsurers are unrated or below A-. All material reinsurance recoverable amounts from these reinsurers are collateralized.

Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to insurance contracts with an insured in which the Company pays losses and loss adjustment expenses on the contract. The Company has an indemnity agreement with this insured and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured party (a non-insurance entity). The insured party is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the unpaid losses and loss adjustment expenses related to the contracts. At December 31, 2016, the cash collateral held by the Company from this insured exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a growing relationship, and as such, there is an exposure to reported losses on this contract growing at a faster pace than our collateral from the insured grows. To mitigate this risk, we closely monitor our exposure compared to our collateral held, and we request additional collateral from the insured when our analysis indicates that we have uncollateralized exposure. Based on our relationship with the insured and the cash collateral held, management does not believe that this exposure is material.
Cash Flows
Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use the operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time. We have generated positive cash flow from operations in each of the three years ended December 31, 2016, 2015, and 2014. The following table summarizes our cash flows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$151,158	$116,391	$130,393
Investing activities	(80,764)	(34,163)	(174,877)
Financing activities	(67,016)	(49,205)	(40,737)
Change in cash and cash equivalents	$3,378	$33,023	$(85,221)

Cash used in investing activities in 2016 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 7.6% of total cash and invested assets at December 31, 2016. Cash used in financing activities in 2016 is primarily due to the $66.0 million of dividends to shareholders in 2016. These dividends were funded with an $80.0 million dividend received from JRG Re.
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
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A” (Excellent). This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A” (Excellent) is the third highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
Equity Awards
For the years ended December 31, 2016, 2015 and 2014, the Company recognized $5.5 million, $3.7 million, and $589,000, respectively, of share-based compensation expense. The amount of unrecognized share-based compensation expense to be recognized over the remaining weighted-average service period of 1.7 years at December 31, 2016 is $6.9 million.
In 2016, 496,550 options were exercised at a weighted average exercise price of $16.02 per share. In 2015, 1,047,500 options were exercised at a weighted average exercise price of  $15.66 per share. There were no option exercises during the year ended December 31, 2014. The Company granted 706,203 and 10,627 non-qualified share options at an exercise price of $32.07 and $24.32 per option during 2016 and 2015, respectively. The Company granted 993,518 non-qualified share options in conjunction with its initial public offering during December 2014, each with an exercise price of $21.00 per option. In addition, 33,039 options with a weighted average exercise price of  $27.68 per share, 9,810 options with a weighted average exercise price of  $21.00 per share; and 55,000 options with a weighted average exercise price of  $15.65 lapsed or were forfeited during 2016, 2015, and 2014, respectively. The Company also granted 340,474 restricted stock units (“RSUs”) in December 2014 and 60,291 RSUs in February 2016. The RSUs vest over one to five years.
Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2016:
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$943,865	$276,552	$343,567	$109,488	$214,258
Long-term debt:
Senior debt	88,300	—	—	73,300	15,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	28,032	3,800	7,370	6,436	10,426
Interest on debt obligations	108,580	7,526	13,929	10,610	76,515
Financing obligations	29,846	1,169	2,407	2,504	5,360
Total	$1,302,678	$289,047	$367,273	$202,338	$425,614

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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2016 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2016 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
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
The following table reconciles the underwriting profit (loss) by individual segment and of the Company as a whole to consolidated income before U.S. federal income taxes for the years ended December 31, 2016, 2015 and 2014.
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$47,235	$47,607	$35,096
Specialty Admitted Insurance	2,872	1,074	33
Casualty Reinsurance	(194)	(2,558)	667
Total underwriting profit of the operating segments	49,913	46,123	35,796
Other operating expenses of the Corporate and Other segment	(20,433)	(18,554)	(9,124)
Underwriting profit(1)	29,480	27,569	26,672
Net investment income	52,638	44,835	43,005
Net realized investment gains (losses)	7,565	(4,547)	(1,336)
Other income	295	245	239
Other expenses	(1,590)	(730)	(16,012)
Interest expense	(8,448)	(6,999)	(6,347)
Amortization of intangible assets	(597)	(597)	(597)
Income before taxes	$79,343	$59,776	$45,624

(1)
Underwriting profit includes fee income of $14.2 million, $5.0 million, and $1.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Reconciliation of Adjusted Net Operating Income
We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, and interest expenses on a leased building that we are deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.

Our income before taxes and net income for the years ended December 31, 2016, 2015 and 2014 reconcile to our adjusted net operating income as follows:
	Year Ended December 31,
	2016		2015		2014
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$79,343	$74,471	$59,776	$53,497	$45,624	$44,685
Net realized investment (gains) losses	(7,565)	(5,207)	4,547	4,090	1,336	(890)
Initial Public Offering costs	—	—	—	—	14,930	13,223
Other expenses	1,590	1,136	730	574	1,082	977
Dividend withholding taxes	—	—	—	2,500	—	—
Interest expense on leased building the Company is deemed to own for accounting purposes	1,412	918	661	429	659	429
Adjusted net operating income	$74,780	$71,318	$65,714	$61,090	$63,631	$58,424

Tangible Equity and Tangible Equity per Share
One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the year ended December 31, 2016 our tangible equity increased from $459.7 million at December 31, 2015 to $472.5 million at December 31, 2016, an increase of 1.7% per share. Absent the $66.3 million in dividends to shareholders in 2016, our tangible book value per share grew 15.9% for the year. Using a five quarter average methodology to determine our average shareholders’ equity, our operating return on tangible shareholders’ equity was 14.6% for the year ended December 31, 2016 and 13.0% for the year ended December 31, 2015.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2016, 2015 and 2014:
	As of December 31,
	2016		2015		2014
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$693,221	$23.69	$681,038	$23.53	$687,921	$24.11
Less:
Goodwill	181,831	6.21	181,831	6.28	181,831	6.37
Intangible assets	38,931	1.33	39,528	1.37	40,125	1.41
Tangible equity	$472,459	$16.15	$459,679	$15.88	$465,965	$16.33

Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been interest rate risk associated with investments in fixed maturities and equity price risk associated with investments in equity securities. We do not have material exposure to foreign currency exchange rate risk or commodity risk.
Interest Rate Risk
Our fixed maturity and preferred stock investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 3.6 years at December 31, 2016, and fixed maturity securities in the portfolio have an average rating by at least one nationally recognized rating organization of  “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2016. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2016
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,010,967	200 bp decrease	$1,095,383	8.4%
		100 bp decrease	1,057,674	4.6%
		100 bp increase	964,463	(4.6)%
		200 bp increase	920,890	(8.9)%
Bank Loan Participations	$203,123	200 bp decrease	$209,583	3.2%
		100 bp decrease	206,130	1.5%
		100 bp increase	202,331	(0.4)%
		200 bp increase	201,966	(0.6)%
Liabilities	$184,801	200 bp decrease	$183,304	(0.8)%
		100 bp decrease	184,102	(0.4)%
		100 bp increase	185,413	0.3%
		200 bp increase	185,953	0.6%
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
At December 31, 2016, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2016. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 34.1% (1995) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.
	As of December 31, 2016
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$76,401	35% increase	$103,141
		35% decrease	49,661

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
Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
Item 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Co-Principal Financial Officers (“Co-PFOs”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and Co-PFOs, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and Co-PFOs concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart our Business Startups Act, or Jobs Act, for “emerging growth companies.”

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See “Exhibit Index” on Page 127.
Item 16.
FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ J. Adam Abram J. Adam Abram Chief Executive Officer and Chairman	March 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NAME	TITLE	DATE
/s/ J. Adam Abram J. Adam Abram	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2017
/s/ Robert P. Myron Robert P. Myron	President, Chief Operating Officer and Director (Co-Principal Financial Officer)	March 10, 2017
/s/ Sarah C. Doran Sarah C. Doran	Chief Financial Officer (Co-Principal Financial Officer)	March 10, 2017
/s/ Michael E. Crow Michael E. Crow	Principal Accounting Officer	March 10, 2017
/s/ Janet Cowell Janet Cowell	Director	March 10, 2017
/s/ Bryan Martin Bryan Martin	Director	March 10, 2017
/s/ Jerry R. Masters Jerry R. Masters	Director	March 10, 2017
/s/ Michael T. Oakes Michael T. Oakes	Director	March 10, 2017
/s/ Ollie L. Sherman, Jr. Ollie L. Sherman, Jr.	Director	March 10, 2017
/s/ David Zwillinger David Zwillinger	Director	March 10, 2017

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.3	Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.5	Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
3.6	Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)
4.1	Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+

Exhibit Number	Description
4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+
4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.11	Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.12	Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.13	Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.14	Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.15	Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.16	Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.17	Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
10.1	Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc. as Joint Book Runners, KeyBank National Association, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets Corp., as Joint Lead Arrangers and Bank of Montreal and SunTrust Bank as Co-syndication Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 9, 2016, Commission File No. 001-36777)
10.2	Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties

Exhibit Number	Description
(incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.3	Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)
10.4	Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)
10.5	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)
10.6	Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.7	Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*
10.8	First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.9	James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.10	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.11	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.12	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.13	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.14	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.15	Form of Restricted share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*
10.16	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.17	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.18	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.19	Employment Agreement dated November 9, 2011 by and between James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.20	James River Management Company, Inc. Leadership Recognition Program Award Letter dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.21	Consulting Agreement dated November 18, 2014 by and between James River Group Holdings, Ltd. and Conifer Group, Inc. (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*
10.22	Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)
10.23	Separation and Release Agreement, dated November 14, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Gregg Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2016, Commission File No. 001-36777)*
10.24	Letter Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Co-Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.3	Co-Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Co-Principal Financial Officers Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
James River Group Holdings, Ltd.
We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of James River Group Holdings, Ltd. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 10, 2017

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2016	2015
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2016 – $940,212; 2015 – $897,445)	$941,077	$899,660
Trading, at fair value (amortized cost: 2016 – $5,052; 2015 – $5,053)	5,063	5,046
Equity securities available-for-sale, at fair value (cost: 2016 – $74,553; 2015 – $69,830)	76,401	74,111
Bank loan participations held-for-investment, at amortized cost, net of allowance	203,526	191,700
Short-term investments	50,844	19,270
Other invested assets	55,419	54,504
Total invested assets	1,332,330	1,244,291
Cash and cash equivalents	109,784	106,406
Accrued investment income	7,246	8,068
Premiums receivable and agents’ balances, net	265,315	176,685
Reinsurance recoverable on unpaid losses	182,737	131,788
Reinsurance recoverable on paid losses	2,877	11,298
Prepaid reinsurance premiums	90,147	44,146
Deferred policy acquisition costs	64,789	60,754
Intangible assets, net	38,931	39,528
Goodwill	181,831	181,831
Income tax receivable	5,566	2,094
Deferred tax assets, net	—	468
Other assets	64,980	48,140
Total assets	$2,346,533	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2016	2015
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$943,865	$785,322
Unearned premiums	390,563	301,104
Payables to reinsurers	39,899	19,867
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	36,884	29,476
Deferred tax liabilities, net	2,902	—
Other liabilities	46,844	46,335
Total liabilities	1,653,312	1,374,459
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2016 and 2015: 29,257,566 and 28,941,547 shares issued and outstanding, respectively	6	6
Preferred Shares – 2016 and 2015: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	636,856	630,820
Retained earnings	55,232	47,026
Accumulated other comprehensive income	1,127	3,186
Total shareholders’ equity	693,221	681,038
Total liabilities and shareholders’ equity	$2,346,533	$2,055,497

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$737,398	$572,194	$518,767
Ceded written premiums	(179,690)	(101,162)	(68,684)
Net written premiums	557,708	471,032	450,083
Change in net unearned premiums	(42,045)	(9,827)	(53,871)
Net earned premiums	515,663	461,205	396,212
Net investment income	52,638	44,835	43,005
Net realized investment gains (losses)	7,565	(4,547)	(1,336)
Other income	10,361	3,428	1,122
Total revenues	586,227	504,921	439,003
Expenses:
Losses and loss adjustment expenses	325,421	279,016	237,368
Other operating expenses	170,828	157,803	133,055
Other expenses	1,590	730	16,012
Interest expense	8,448	6,999	6,347
Amortization of intangible assets	597	597	597
Total expenses	506,884	445,145	393,379
Income before income taxes	79,343	59,776	45,624
Income tax expense (benefit):
Current	(221)	5,357	4,700
Deferred	5,093	922	(3,761)
	4,872	6,279	939
Net income	$74,471	$53,497	$44,685
Other comprehensive income:
Net unrealized (losses) gains, net of taxes of $(1,723) in 2016, $(939) in 2015 and $3,489 in 2014	(2,059)	(15,170)	11,155
Total comprehensive income	$72,412	$38,327	$55,840
Per share data:
Basic earnings per share	$2.56	$1.87	$1.57
Diluted earnings per share	$2.49	$1.82	$1.55
Dividend declared per share	$2.25	$1.64	$2.45
Weighted-average common shares outstanding:
Basic	29,063,075	28,662,051	28,540,350
Diluted	29,894,378	29,334,918	28,810,301

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2013	28,540,350	$6	$—	$627,647	$66,636	$7,201	$701,490
Net income	—	—	—	—	44,685	—	44,685
Other comprehensive income	—	—	—	—	—	11,155	11,155
Dividends	—	—	—	—	(69,998)	—	(69,998)
Compensation expense under share incentive plan	—	—	—	589	—	—	589
Balances at December 31, 2014	28,540,350	$6	$—	$628,236	$41,323	$18,356	$687,921
Net income	—	—	—	—	53,497	—	53,497
Other comprehensive loss	—	—	—	—	—	(15,170)	(15,170)
Dividends	—	—	—	—	(47,794)	—	(47,794)
Exercise of stock options and related excess tax benefits	341,264	—	—	(15)	—	—	(15)
Vesting of RSUs and related excess tax benefits	59,933	—	—	(1,136)	—	—	(1,136)
Compensation expense under share incentive plans	—	—	—	3,735	—	—	3,735
Balances at December 31, 2015	28,941,547	$6	$—	$630,820	$47,026	$3,186	$681,038
Net income	—	—	—	—	74,471	—	74,471
Other comprehensive loss	—	—	—	—	—	(2,059)	(2,059)
Dividends	—	—	—	—	(66,265)	—	(66,265)
Exercise of stock options and related excess tax benefits	260,672	—	—	1,536	—	—	1,536
Vesting of RSUs and related excess tax benefits	55,347	—	—	(992)	—	—	(992)
Compensation expense under share incentive plans	—	—	—	5,492	—	—	5,492
Balances at December 31, 2016	29,257,566	$6	$—	$636,856	$55,232	$1,127	$693,221

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income	$74,471	$53,497	$44,685
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(105,659)	(98,302)	(99,181)
Amortization of policy acquisition costs	101,624	97,750	85,183
Net realized investment (gains) losses	(7,565)	4,547	1,336
Distributions from equity method investments	3,467	2,885	3,904
Income from equity method investments	(8,743)	(2,468)	(5,163)
Trading securities purchases, sales, and maturities, net	—	2,319	9,808
Deferred U.S. federal income tax expense (benefit)	5,093	922	(3,761)
Provision for depreciation and amortization	2,414	2,004	2,760
Share based compensation expense	5,492	3,735	589
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	158,543	69,026	69,844
Unearned premiums	89,459	23,525	59,047
Premiums receivable and agents’ balances	(88,630)	(14,158)	(26,638)
Reinsurance balances	(68,497)	(28,213)	(24,302)
Payable to insurance companies	(950)	4,170	(4,090)
Other	(9,361)	(4,848)	16,372
Net cash provided by operating activities	151,158	116,391	130,393
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(300,135)	(393,168)	(161,951)
Sales – fixed maturity securities	110,124	110,122	28,101
Maturities and calls – fixed maturity securities	135,472	122,791	47,775
Purchases – equity securities	(3,680)	(18,519)	(8,133)
Sales – equity securities	14,850	14,068	16,612
Bank loan participations:
Purchases	(156,638)	(109,107)	(272,902)
Sales	51,077	113,391	157,863
Maturities	97,097	37,388	75,185
Other invested assets:
Purchases	(2,365)	(52,663)	(6,800)
Return of capital	226	237	—
Disposals	—	1,374	9,470
Maturities and repayments	6,500	30,753	—
Securities receivable or payable, net	1,018	(2,104)	1,332
Short-term investments, net	(31,574)	112,586	(60,338)
Other	(2,736)	(1,312)	(1,091)
Net cash used in investing activities	(80,764)	(34,163)	(174,877)
Financing activities
Senior debt issuances	—	10,000	30,300
Senior debt repayments	—	(10,000)	—
Dividends paid	(65,988)	(47,405)	(69,998)
Issuances of common shares under equity incentive plans	2,260	1,730	—
Common share repurchases	(4,907)	(6,461)	—
Excess tax benefits from equity incentive plan transactions	3,191	3,580	—
Other financing activities	(1,572)	(649)	(1,039)
Net cash used in financing activities	(67,016)	(49,205)	(40,737)
Change in cash and cash equivalents	3,378	33,023	(85,221)
Cash and cash equivalents at beginning of year	106,406	73,383	158,604
Cash and cash equivalents at end of year	$109,784	$106,406	$73,383
Supplemental information
Income taxes (refunded) paid, net	$(59)	$(2,827)	$7,933
Interest paid	$8,121	$7,342	$6,682

See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014
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

•
Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National began writing specialty admitted program business in late 2013. Falls Lake Fire and Casualty Company began operations in 2016.

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
Years ended December 2016, 2015, and 2014

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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2016 or 2015.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

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
Other Invested Assets
Other invested assets at December 31, 2016 and 2015 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment. For certain note agreements, original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method.
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
Years ended December 2016, 2015, and 2014

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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. Receivables greater than 90 days past due were $2.0 million and $2.6 million at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts was $2.1 million and $2.8 million at December 31, 2016 and 2015, respectively. Bad debt expense was $813,000 for the year ended December 31, 2016, $1.1 million for the year ended December 31, 2015, and $812,000 for the year ended December 31, 2014. Receivables written off against the allowance for doubtful accounts totaled $1.5 million for the year ended December 31, 2016, $268,000 for the year ended December 31, 2015, and $528,000 for the year ended December 31, 2014. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

Certain reinsurance contracts of the Casualty Reinsurance segment include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under the contracts.
The Company’s Specialty Admitted Insurance segment writes insurance under specialty admitted fronting and program arrangements. The fronting and program arrangements may contain contractual provisions that adjust acquisition expenses based upon loss experience under the contracts. The specialty admitted programs and fronting arrangements are significantly reinsured. These reinsurance contracts may also contain provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts.
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of  $10.1 million, $3.2 million, and $883,000 is included in other income for the years ended December 31, 2016, 2015, and 2014, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
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
Goodwill
Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of the Company’s reporting units, including goodwill, may exceed their fair values. The Company first assesses qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors then they will perform the quantitative goodwill impairment test. For the quantitative goodwill impairment testing, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions on the future levels of income as well as business trends, prospects, market, and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to operations. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

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
The Company utilizes various actuarially-accepted reserving methodologies in determining the continuum of expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the Casualty Reinsurance segment and of the fronting and program business in the Specialty Admitted Insurance segment.
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
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $27.1 million and $26.0 million as of December 31, 2016 and 2015, respectively, representing the Company’s maximum exposure to loss.
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
	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2016
Basic	$74,471	29,063,075	$2.56
Common share equivalents	—	831,303	(0.07)
Diluted	$74,471	29,894,378	$2.49
Year ended December 31, 2015
Basic	$53,497	28,662,051	$1.87
Common share equivalents	—	672,867	(0.05)
Diluted	$53,497	29,334,918	$1.82
Year ended December 31, 2014
Basic	$44,685	28,540,350	$1.57
Common share equivalents	—	269,951	(0.02)
Diluted	$44,685	28,810,301	$1.55

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

Common share equivalents relate to our stock options and restricted stock units (“RSUs”).
For the year ended December 31, 2016 and 2015, all common share equivalents are dilutive. For the year ended December 31, 2014, common share equivalents of 1,358,992 shares are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.
Adopted Accounting Standards
The Company adopted ASU 2015-09, Financial Services Insurance Topic (944): Disclosures about Short-Duration Contracts in 2016. ASU 2015-09 requires additional disclosures about short-duration contracts on a disaggregated basis that provides useful information to readers of the financial statements. The disclosures include annual tabular disclosures of paid and incurred losses and loss adjustment expenses by accident year for up to 10 years. This ASU also requires disaggregated information on claims frequency and incurred-but-not-reported liabilities for each accident year. The required disclosures also include the average annual percentage payout of incurred claims by age. Increased disclosures were made to adopt this ASU.
Prospective Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU No. 2014-09 to determine the potential impact that adopting this standard will have on reported fee income. The Company does not believe adoption will have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. The Company has not yet completed the analysis of how adopting this ASU will affect our consolidated financial statements.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

1.
Accounting Policies (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. This ASU is effective for fiscal years beginning after December 15, 2016.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company has not yet completed the analysis of how adopting this ASU will affect Company’s financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company has not yet completed the analysis of how adopting this ASU will affect our financial statements, but does not expect a material impact on our statement of cash flows.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments

The Company’s available-for-sale investments are summarized as follows:
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
Fixed maturity securities:
State and municipal	$101,793	$5,032	$(984)	$105,841
Residential mortgage-backed	152,703	1,070	(2,975)	150,798
Corporate	379,727	4,382	(5,661)	378,448
Commercial mortgage and asset-backed	167,967	906	(826)	168,047
Obligations of U.S. government corporations and agencies	64,823	276	(85)	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	131	(185)	71,120
Redeemable preferred stock	2,025	—	(216)	1,809
Total fixed maturity securities	940,212	11,797	(10,932)	941,077
Equity securities	74,553	4,503	(2,655)	76,401
Total investments available-for-sale	$1,014,765	$16,300	$(13,587)	$1,017,478
December 31, 2015
Fixed maturity securities:
State and municipal	$95,864	$7,728	$(135)	$103,457
Residential mortgage-backed	137,308	1,718	(2,139)	136,887
Corporate	368,961	3,988	(9,781)	363,168
Commercial mortgage and asset-backed	130,231	890	(425)	130,696
Obligations of U.S. government corporations and agencies	89,734	698	(269)	90,163
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,322	165	(232)	73,255
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities	897,445	15,196	(12,981)	899,660
Equity securities	69,830	5,512	(1,231)	74,111
Total investments available-for-sale	$967,275	$20,708	$(14,212)	$973,771

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2016 are summarized, by contractual maturity, as follows:
	Amortized Cost	Fair Value
	(in thousands)
One year or less	$70,635	$71,165
After one year through five years	263,261	263,140
After five years through ten years	168,705	167,490
After ten years	114,916	118,628
Residential mortgage-backed	152,703	150,798
Commercial mortgage and asset-backed	167,967	168,047
Redeemable preferred stock	2,025	1,809
Total	$940,212	$941,077

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

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
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2016
Fixed maturity securities:
State and municipal	$28,398	$(984)	$—	$—	$28,398	$(984)
Residential mortgage-backed	93,242	(1,548)	32,330	(1,427)	125,572	(2,975)
Corporate	199,841	(4,212)	8,477	(1,449)	208,318	(5,661)
Commercial mortgage and asset-backed	47,990	(799)	7,195	(27)	55,185	(826)
Obligations of U.S. government corporations and agencies	50,573	(85)	—	—	50,573	(85)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,989	(185)	—	—	48,989	(185)
Redeemable preferred stock	1,809	(216)	—	—	1,809	(216)
Total fixed maturity securities	470,842	(8,029)	48,002	(2,903)	518,844	(10,932)
Equity securities	21,345	(1,071)	6,558	(1,584)	27,903	(2,655)
Total investments available-for-sale	$492,187	$(9,100)	$54,560	$(4,487)	$546,747	$(13,587)
December 31, 2015
Fixed maturity securities:
State and municipal	$9,492	$(135)	$—	$—	$9,492	$(135)
Residential mortgage-backed	39,895	(465)	40,656	(1,674)	80,551	(2,139)
Corporate	177,149	(5,281)	6,433	(4,500)	183,582	(9,781)
Commercial mortgage and asset-backed	74,518	(339)	11,437	(86)	85,955	(425)
Obligations of U.S. government corporations and agencies	43,907	(231)	4,012	(38)	47,919	(269)
U.S. Treasury securities and obligations guaranteed by the U.S. government	49,452	(213)	2,186	(19)	51,638	(232)
Total fixed maturity securities	394,413	(6,664)	64,724	(6,317)	459,137	(12,981)
Equity securities	4,196	(172)	5,704	(1,059)	9,900	(1,231)
Total investments available-for-sale	$398,609	$(6,836)	$70,428	$(7,376)	$469,037	$(14,212)

The Company held available-for-sale securities of 166 issuers that were in an unrealized loss position at December 31, 2016 with a total fair value of  $546.7 million and gross unrealized losses of  $13.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

At December 31, 2016, 99.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at December 31, 2016 had an aggregate fair value of $9.2 million and an aggregate net unrealized loss of  $979,000.
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
Management concluded that none of the other fixed maturity securities with an unrealized loss at December 31, 2016, 2015, and 2014 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at December 31, 2016, 2015, and 2014 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
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
At December 31, 2015 and 2014, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2014 and established an allowance for credit losses on the loans of  $752,000. After recording this impairment, these loans had a carrying value of  $7.1 million at December 31, 2014 and unpaid principal of $8.4 million. At December 31, 2015, the allowance for credit losses on these loans was $414,000. The loans had a carrying value of  $3.9 million at December 31, 2015 and unpaid principal of  $4.6 million. In June 2016, one of the loans was repaid in full at its scheduled maturity. Management concluded that the remaining loan, scheduled to mature in 2017, remained impaired at December 31, 2016. The allowance for credit losses on the loan was $177,000 at December 31, 2016. The loan had a carrying value of  $1.7 million and unpaid principal of  $2.0 million at December 31, 2016.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans were impacted by declining energy prices in 2014 and 2015. At December 31, 2015, the Company’s oil and gas exposure in the bank loan portfolio was in eight loans with a carrying

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

value of  $15.8 million and an unrealized loss of  $4.1 million. Management concluded that two of these loans were impaired as of December 31, 2015, and accordingly, an allowance for credit losses of  $3.9 million was established on the loans. After recording this impairment, the loans had a carrying value of $1.7 million at December 31, 2015 and unpaid principal of  $5.8 million. At December 31, 2016, the Company’s oil and gas exposure was in 4 bank loans with a total carrying value of  $9.8 million and an unrealized loss of  $1.3 million. Management concluded that one of these loans was impaired with a carrying value of  $1.6 million, unpaid principal of  $2.2 million and an allowance for credit losses of $545,000. All of the other loans are current at December 31, 2016. There was no allowance for credit losses on these loans at December 31, 2014.
Management also concluded that three non-energy sector loans were impaired at December 31, 2016. At December 31, 2016, the impaired loans had a carrying value of  $3.2 million, unpaid principal of  $3.5 million, and an allowance for credit losses of  $221,000. At December 31, 2015, one non-energy sector loan was impaired with a carrying value of  $689,000, unpaid principal of  $722,000, and an allowance for credit losses of  $34,000. There were no such impairments at December 31, 2014.
The aggregate allowance for credit losses was $943,000 at December 31, 2016 on five impaired loans with a total carrying value of  $6.5 million and unpaid principal of  $7.6 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans with a total carrying value of $6.3 million and unpaid principal of  $11.1 million. At December 31, 2014, the aggregate allowance for credit losses was $752,000 on two impaired loans with a total carrying value of  $7.1 million and unpaid principal of  $8.4 million.
The average recorded investment in impaired bank loans was $6.4 million, $6.7 million, and $3.7 million, during the years ended December 31, 2016, 2015, and 2014, respectively, and investment income of $297,000, $229,000, and $106,000, was recognized during the time that the loans were impaired. The Company recorded realized gains of  $415,000 and realized losses of  $3.4 million and $607,000 during the years ended December 31, 2016, 2015, and 2014, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2016, unamortized discounts on bank loan participations were $4.0 million, and unamortized premiums were $14,000. At December 31, 2015, unamortized discounts on bank loan participations were $7.1 million, and unamortized premiums were $35,000.
Major categories of the Company’s net investment income are summarized as follows:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fixed maturity securities	$25,917	$24,178	$22,861
Bank loan participations	14,486	13,432	13,809
Equity securities	5,617	4,444	4,103
Other invested assets	9,536	5,947	5,690
Cash, cash equivalents, short-term investments, and other	824	672	116
Trading gains (losses)	18	(9)	(32)
Gross investment income	56,398	48,664	46,547
Investment expense	(3,760)	(3,829)	(3,542)
Net investment income	$52,638	$44,835	$43,005

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the year ended December 31, 2016 included $18,000 of net trading gains, all of which related to securities still held at December 31, 2016. Net investment income for the year ended December 31, 2015 included $9,000 of net trading losses of which $7,000 of net trading losses related to securities still held at December 31, 2015. Net investment income for the year ended December 31, 2014 included $32,000 of net trading losses of which $60,000 of net trading losses related to securities still held at December 31, 2014.
The Company’s realized gains and losses on investments are summarized as follows:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,916	$2,197	$522
Gross realized losses	(106)	(826)	(1,502)
	1,810	1,371	(980)
Equity securities:
Gross realized gains	4,761	1,041	88
Gross realized losses	—	(10)	(842)
	4,761	1,031	(754)
Bank loan participations:
Gross realized gains	2,827	1,269	2,178
Gross realized losses	(1,832)	(8,258)	(1,211)
	995	(6,989)	967
Short-term investments and other:
Gross realized gains	3	54	1,371
Gross realized losses	(4)	(14)	(1,940)
	(1)	40	(569)
Total	$7,565	$(4,547)	$(1,336)

The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$(1,350)	$(16,832)	$10,765
Equity securities	(2,433)	724	3,879
Total	$(3,783)	$(16,108)	$14,644

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.
			Investment Income
	Carrying Value		Year Ended December 31,
	December 31,
	2016	2015	2016	2015	2014
	(in thousands)		(in thousands)
Category:
Renewable energy LLCs(a)	$27,067	$26,001	$3,480	$3,936	$5,234
Renewable energy bridge financing notes(b)	—	6,500	450	3,136	—
Limited partnerships(c)	23,852	17,503	5,263	(1,468)	(128)
Bank holding companies(d)	4,500	4,500	343	343	400
Other(e)	—	—	—	—	184
Total other invested assets	$55,419	$54,504	$9,536	$5,947	$5,690

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.7% to 33.3% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $2.4 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. In March 2014, the Company sold its interest in one of the LLCs for $5.9 million and a $1.9 million realized loss was recognized on the sale. Prior to the sale, investment income of  $3.6 million was recognized on this investment in the three months ended March 31, 2014.

(b)
The Company has held investments in bridge loans for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally matured in less than one year and carried primarily variable rates of interest ranging from 7.3% to 15.0%. Original discounts and commitment fees received were recognized over the terms of the notes under the effective interest method. During the year ended December 31, 2016, the outstanding balance of a $6.5 million note was fully repaid. During the year ended December 31, 2015, the Company invested a total of  $36.3 million in these notes and received maturities and repayments totaling $30.8 million.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of  $2.6 million and $2.2 million at December 31, 2016 and 2015, and recognized investment income of  $455,000 and investment losses of  $510,000 and $128,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate and Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

of  $21.2 million and $15.3 million at December 31, 2016 and 2015, respectively. Investment income of $4.8 million and investment losses of  $958,000 were recognized on the investments for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $1.3 million in a limited partnership that invests in loans of middle market private equity sponsored companies.
(d)
Net investment income for the year ended December 31, 2014 includes $57,000 related to a previously held equity investment in a bank holding company (“Predecessor Bank Holding Company”). On July 4, 2014, the Predecessor Bank Holding Company merged with and into another bank holding company (the “Surviving Bank Holding Company”). In exchange for its shares of the Predecessor Bank Holding Company, the Company received $354,000 in cash and $6.4 million of common shares in the Surviving Bank Holding Company, and the realized investment gain on the exchange was $1.4 million. The common shares of the Surviving Bank Holding Company were carried as available for-sale equity securities until their sale in 2016. The Company recognized a gain of  $3.6 million on the sale of the shares in the fourth quarter of 2016. Dividend income of  $299,000 and $66,000 was recorded on the shares for the years ended December 31, 2016 and 2015, respectively.

The Company also holds $4.5 million of subordinated notes issued by a company that was substantially owned by the Predecessor Bank Holding Company (the “Bank Affiliate”). The $4.5 million of subordinated notes issued by the Bank Affiliate became debt of the Surviving Bank Holding Company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $343,000 in each of the years ended December 31, 2016, 2015 and 2014.
The Chairman and Chief Executive Officer of the Company previously served as Chairman of the Predecessor Bank Holding Company and the Bank Affiliate. Effective July 4, 2014, the Company’s Chairman and Chief Executive Officer became the Lead Independent Director of the Surviving Bank Holding Company. The Chairman and Chief Executive Officer of the Company is a former investor in the Predecessor Bank Holding Company and is now an investor in the Surviving Bank Holding Company. Additionally, one of the Company’s directors is a former investor in the Bank Holding Company and Surviving Bank Holding Company. In addition, this director was a lender to the Bank Affiliate and is now a lender to the Surviving Bank Holding Company. The Company’s former Chief Financial Officer is a former investor in the Predecessor Bank Holding Company and the Surviving Bank Holding Company.
(e)
For the year ended December 31, 2014, income of  $184,000 was recognized on a $3.3 million note agreement with two property development companies. The note, which carried a fixed interest rate of 11.10%, was repaid in full on July 3, 2014. The Bank Holding Company also entered into note agreements with the same property development companies.

At December 31, 2016 and 2015, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the Surviving Bank Holding Company. The investment, with a carrying value of  $5.0 million at December 31, 2016, is classified as an available-for-sale fixed maturity.
On December 19, 2014, the Company purchased a $1.0 million certificate of deposit issued by the Surviving Bank Holding Company. The certificate of deposit, which matures on December 19, 2017, is carried as a short-term investment. Interest income of  $4,000 and $5,000 was recognized on this investment for the years ended December 31, 2016 and 2015, respectively.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

2.
Investments (continued)

Two of the Company’s directors were previously directors of First Wind Holdings, LLC (“First Wind”), which is an affiliate of the Company’s largest shareholder. At December 31, 2014, the Company held fixed maturity securities with a fair value of  $12.6 million issued by a subsidiary of First Wind. These securities were called in March 2015, resulting in a realized gain of  $845,000. Also at December 31, 2014, the Company held a bank loan participation with a carrying value of  $4.6 million from another subsidiary of First Wind. The loan was repaid in full in January 2015.
The Company maintains fixed maturity securities, short-term investments, and cash and cash equivalents amounting to $415.6 million at December 31, 2016 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2016 and 2015, investments with a fair value of  $16.4 million and $16.2 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2016, the Company held no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
3.
Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of period	$60,754	$60,202	$46,204
Policy acquisition costs deferred:
Commissions	92,736	90,342	93,646
Underwriting and other issue expenses	12,923	7,960	5,535
	105,659	98,302	99,181
Amortization of policy acquisition costs	(101,624)	(97,750)	(85,183)
Net change	4,035	552	13,998
Balance at end of period	$64,789	$60,754	$60,202

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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2016, 2015 and 2014 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2016 and 2015 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2016 and 2015.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2016, 2015 and 2014, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no impairments recognized in 2016, 2015, or 2014.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

4.
Goodwill and Intangible Assets (continued)

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:
		December 31,
		2016		2015
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,044	11,611	3,447
Identifiable intangible assets subject to amortization		11,611	4,044	11,611	3,447
		$42,975	$4,044	$42,975	$3,447

Future estimated amortization of specifically identifiable intangible assets as of December 31, 2016 is as follows (in thousands):
2017	$597
2018	597
2019	597
2020	538
2021	363
Thereafter	4,875
Total	$7,567

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2016:
	December 31, 2015 Net Carrying Value	Amortization	Impairment Losses	December 31, 2016 Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	7,051	(362)	—	6,689
	31,651	(362)	—	31,289
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	1,112	(235)	—	877
	7,877	(235)	—	7,642
Total identifiable intangible assets	$39,528	$(597)	$—	$38,931

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

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

Amortization of intangible assets was $362,000 for the Excess and Surplus Lines segment and $235,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2014.
5.
Property and Equipment, Net

Property and equipment, net of accumulated depreciation, consists of the following:
	December 31,
	2016	2015
	(in thousands)
Building, leased for which the Company has been deemed the owner for accounting purposes (Note 21)	$30,902	$29,940
Electronic data processing hardware and software	4,460	3,481
Furniture and equipment	2,706	2,183
Property and equipment, cost basis	38,068	35,604
Accumulated depreciation	(13,388)	(11,615)
Property and equipment, net	$24,680	$23,989

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses

In establishing the reserve for losses and loss adjustment expenses, the Company’s internal actuaries estimate an initial expected ultimate loss ratio for each of our product lines by accident year (or for our Casualty Reinsurance segment, on a contract by contract basis). Input from the Company’s underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by the Company’s internal actuaries in estimating the initial expected loss ratios. The Company’s internal actuaries generally utilize five actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These five methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our internal actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines and Specialty Admitted Insurance segments, the internal actuary performs a study on each of these parameters annually in the third quarter and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of management’s Reserve Committee review and approve the parameter review actuarial recommendations, and these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis with the goal of keeping the initial expected loss ratios and the incurred and paid loss development factors as constant as possible until sufficient evidence presents itself to support adjustments. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
Different reserving methods are appropriate in different situations, and the Company’s internal actuaries use their judgment and experience to determine the weighting of the methods to use for each accident year and each line of business and, for our Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, the Company relies heavily on the initial expected loss ratio in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since the Company expects to make an acceptable return on the new business written. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
Historically, the Company’s reserve selections for the Excess and Surplus Lines segment gave more weight to industry indications due to the Company’s limited operating history. When reviewing the Excess and Surplus Lines segment’s reserve parameters in 2013, our internal actuaries’ felt that there was enough Company history to give more weight to the Company’s own experience. Accordingly, the initial expected loss ratios, the paid loss development factors and the incurred loss development factors were adjusted to more closely resemble the Company’s own internal indications. Method weights were also changed as management, in consultation with our actuaries, deemed appropriate. These changes had the cumulative effect of reducing our then best estimate for the reserve for losses and loss adjustment expenses.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$653,534	$589,042	$526,985
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	349,137	295,334	264,786
Prior years	(23,716)	(16,318)	(27,418)
Total incurred losses and loss and adjustment expenses	325,421	279,016	237,368
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	39,473	31,957	25,942
Prior years	178,354	182,567	149,369
Total loss and loss adjustment expense payments	217,827	214,524	175,311
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	761,128	653,534	589,042
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	182,737	131,788	127,254
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$943,865	$785,322	$716,296

The foregoing reconciliation shows that a $23.7 million redundancy developed in 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This favorable reserve development included $24.1 million of favorable development in the Excess and Surplus Lines segment primarily from the 2013, 2014 and 2015 accident years with favorable development of  $4.5 million, $10.7 million and $10.0 million, respectively. This favorable development occurred because our actuarial studies at December 31, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected ultimate loss ratios. The Company also experienced $3.8 million of favorable development on prior accident years in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2014, as losses on our workers’ compensation business written prior to 2015 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $4.2 million of adverse development on prior accident years primarily from two contracts from 2012 and 2013 that had higher than expected reported losses in 2016.
The foregoing reconciliation shows that a $16.3 million redundancy developed in 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $25.4 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $17.3 million of favorable development from the 2014 accident year and $10.5 million of favorable development from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience for our shorter-tailed general casualty division book for the 2014 accident year is below our initial expected ultimate loss ratios. The actuarial studies at December 31, 2015 also showed that the experience on our other casualty business continues to be below our initial expected

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

ultimate loss ratios. Favorable reserve development written in the Specialty Admitted Insurance segment was $3.5 million and primarily came from accident years 2011 through 2013, as losses on our workers’ compensation business written prior to 2014 continued to develop more favorably than we had anticipated. In addition, $12.6 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from three reinsurers principally in the 2011, 2012, and 2013 underwriting years that experienced higher loss development in 2015 than expected.
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
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2016 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto and commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2015 and prior is presented as unaudited supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$120,679	$119,181	$121,021	$117,835	$110,565	$106,483	$99,231	$94,987	$93,954	$94,042
2008		120,760	119,736	116,817	112,227	107,927	102,122	99,169	98,765	96,687
2009			114,834	110,783	106,480	98,502	86,691	81,764	83,431	83,846
2010				78,424	80,569	78,117	73,035	69,080	69,964	70,294
2011					111,190	119,927	114,473	106,564	106,381	106,130
2012						97,908	98,672	97,829	96,497	97,306
2013							96,729	96,064	85,433	81,009
2014								114,942	104,092	90,267
2015									126,443	113,417
2016										138,507
Total										$971,505

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$7,806	$30,138	$50,123	$64,080	$76,262	$82,264	$85,049	$87,082	$88,539	$90,002
2008		16,922	35,228	53,566	69,585	80,385	83,937	87,630	91,750	91,768
2009			29,860	41,687	51,731	61,548	67,293	71,245	76,091	79,014
2010				13,673	26,418	35,812	45,641	52,071	57,371	61,307
2011					27,684	53,109	72,732	81,696	90,884	94,998
2012						6,944	33,757	49,604	63,216	74,869
2013							3,867	14,509	30,382	44,421
2014								3,412	16,969	28,212
2015									4,048	17,164
2016										5,180
Total										$586,935
All outstanding losses and loss adjustment expenses prior to 2007, net of reinsurance										$8,345
Total outstanding losses and loss adjustment expenses, net of reinsurance										$392,915

Excess and Surplus Lines — Commercial Auto
Incurred losses and adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016
2013	$1,255	$1,300	$1,451	$1,351
2014		20,487	14,071	17,233
2015			30,109	33,113
2016				74,340
Total				$126,037

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year
2013	$60	$1,182	$1,285	$1,291
2014		6,166	8,645	12,679
2015			8,356	15,234
2016				18,295
Total				$47,499
Total outstanding losses and loss adjustment expenses, net of reinsurance				$78,538

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

Specialty Admitted — Individual Risk Workers’ Compensation
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$33,846	$32,211	$32,474	$32,190	$31,061	$30,013	$30,007	$29,246	$29,139	$29,071
2008		37,602	36,641	38,654	38,807	40,330	40,552	39,321	39,320	39,131
2009			28,691	28,526	27,535	28,116	27,795	26,171	26,169	26,232
2010				27,209	28,736	30,464	30,373	28,963	28,938	27,590
2011					37,834	41,421	40,154	38,999	38,311	37,455
2012						32,116	32,420	31,490	29,689	28,255
2013							12,525	13,668	12,786	11,578
2014								16,638	16,652	14,620
2015									20,938	21,274
2016										21,678
Total										$256,884

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$7,475	$18,240	$23,671	$25,774	$27,837	$28,337	$28,782	$28,824	$28,846	$28,846
2008		10,479	22,664	28,436	31,432	33,885	36,778	37,905	37,933	37,965
2009			7,277	16,945	21,095	22,646	24,231	24,192	24,350	24,418
2010				7,157	16,245	21,805	23,898	25,210	25,477	26,345
2011					10,123	23,127	29,021	33,204	34,240	34,287
2012						9,222	20,308	24,755	26,435	26,897
2013							4,487	8,723	9,846	10,246
2014								4,633	10,648	12,041
2015									6,604	13,285
2016										4,664
Total										$218,994
All outstanding losses and loss adjustment expenses prior to 2007, net of reinsurance										$246
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$5,040
Total outstanding losses and loss adjustment expenses, net of reinsurance										$43,176

Specialty Admitted — Fronting and Programs
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016
2013	$104	$80	$52	$52
2014		3,460	3,468	3,818
2015			7,136	9,632
2016				11,542
Total				$25,044

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year
2013	$28	$52	$52	$52
2014		883	1,687	2,369
2015			2,058	4,666
2016				1,894
Total				$8,981
Total outstanding losses and loss adjustment expenses, net of reinsurance				$16,063

Casualty Reinsurance
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
2008	$1,418	$3,215	$2,897	$2,859	$3,199	$3,473	$3,462	$3,467	$3,470
2009		34,587	28,244	24,125	26,458	27,078	27,116	26,989	26,931
2010			64,413	60,476	61,068	62,714	61,344	60,949	60,978
2011				114,908	103,123	97,366	97,812	98,993	99,282
2012					148,251	132,388	131,281	135,594	136,813
2013						133,230	130,361	131,352	134,446
2014							118,881	115,927	114,636
2015								119,157	108,870
2016									112,759
Total									$798,185

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year
2008	$320	$616	$999	$1,595	$2,087	$2,478	$2,706	$2,929	$3,029
2009		6,487	9,926	12,956	16,466	19,672	21,646	23,024	23,796
2010			21,918	31,500	38,430	44,921	49,263	52,761	54,659
2011				48,688	61,922	68,616	78,164	87,267	90,287
2012					73,124	81,859	97,215	113,943	121,026
2013						59,756	75,094	93,902	108,396
2014							41,421	58,601	76,302
2015								40,021	53,986
2016									36,268
Total									$567,749
Total outstanding losses and loss adjustment expenses, net of reinsurance									$230,436

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2016 is as follows (in thousands):
E&S – excluding commercial auto	$392,915
E&S – commercial auto	78,538
Specialty Admitted – individual risk workers’ compensation	43,176
Specialty Admitted – fronting and programs	16,063
Casualty Reinsurance	230,436
Net reserve for losses and loss adjustment expenses	761,128
Reinsurance recoverables on unpaid losses	182,737
Gross reserve for losses and loss adjustment expenses	$943,865

The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, for the Excess and Surplus Lines segment and the Specialty Admitted Insurance segments as of December 31, 2016. The Specialty Admitted Insurance segment’s first full year of writing fronting and programs business was 2014, so the average annual percentage payouts for fronting and programs only shows three years of payout information.
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	10.9%	16.9%	17.5%	17.3%	13.8%	7.1%	4.5%	4.8%	1.6%	1.1%
E&S – commercial auto	22.0%	44.1%	14.9%	14.5%
Specialty Admitted – individual risk workers’ compensation	29.7%	35.4%	14.9%	6.9%	3.9%	1.5%	1.1%	0.1%	0.1%	0.0%
Specialty Admitted – fronting and programs	22.0%	21.3%	4.2%
Casualty Reinsurance	32.7%	12.5%	12.5%	9.5%	6.4%	4.1%	3.5%	3.1%	2.8%	2.5%
In determining the cumulative number of reported claims, the Company measures claim counts by individual claimant for individual risk workers’ compensation policies in the Specialty Admitted Insurance segment. In the Excess and Surplus Lines insurance segment and for fronting and programs in the Specialty Admitted Insurance segment, the Company measures claim counts by claim event. The claim counts include all claims reported, even if the Company does not establish a liability for the claim (i.e. reserve for loss and loss adjustment expenses).
The Casualty Reinsurance segment typically assumes written premium under quota share arrangements. The Company typically does not have direct access to claim frequency information underlying its assumed quota arrangements given the nature of that business. In addition, multiple claims are often aggregated by the ceding company before being reported to the Company. We do not use claim frequency information in the Casualty Reinsurance segment in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to the Casualty Reinsurance segment.
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

Excess and Surplus Lines — Excluding Commercial Auto
Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2007	$94,042	$3,786	2,478
2008	96,687	4,451	2,237
2009	83,846	3,766	1,644
2010	70,294	5,428	1,333
2011	106,130	8,731	1,399
2012	97,306	12,661	1,659
2013	81,009	23,009	2,090
2014	90,267	46,232	1,909
2015	113,417	76,090	2,046
2016	138,507	120,959	1,873
Excess and Surplus Lines — Commercial Auto
Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,351	$60	54
2014	17,233	3,608	7,574
2015	33,113	9,582	40,876
2016	74,340	26,822	83,099
Specialty Admitted - Individual Risk Workers’ Compensation
Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2007	$29,071	$225	2,119
2008	39,131	994	2,011
2009	26,232	462	1,490
2010	27,590	1,180	1,604
2011	37,455	2,649	1,813
2012	28,255	1,261	1,322
2013	11,578	1,115	539
2014	14,620	2,102	850
2015	21,274	3,964	972
2016	21,678	6,783	800

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

6.
Reserve for Losses and Loss Adjustment Expenses (continued)

Specialty Admitted — Fronting and Programs
Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	84
2014	3,818	857	1,363
2015	9,632	2,416	1,469
2016	11,542	4,354	1,283
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure.
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
At December 31, 2016, the Company had reinsurance recoverables on unpaid losses of  $182.7 million and reinsurance recoverables on paid losses of  $2.9 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of  “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement.
At December 31, 2016, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $44.5 million, $38.3 million, and $20.6 million, representing 56.5% of the total balance.
At December 31, 2016, prepaid reinsurance premiums ceded to three reinsurers totaled $19.0 million, $12.1 million, and $11.6 million, representing 47.3% of the total balance.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

7.
Reinsurance (continued)

Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Written premiums:
Direct	$549,700	$395,816	$310,161
Assumed	187,698	176,378	208,606
Ceded	(179,690)	(101,162)	(68,684)
Net	$557,708	$471,032	$450,083
Earned premiums:
Direct	$483,166	$367,340	$281,676
Assumed	164,771	181,326	178,045
Ceded	(132,274)	(87,461)	(63,509)
Net	$515,663	$461,205	$396,212
Losses and loss adjustment expenses:
Direct	$314,920	$201,755	$144,178
Assumed	108,029	127,276	118,515
Ceded	(97,528)	(50,015)	(25,325)
Net	$325,421	$279,016	$237,368

8.
Senior Debt

The Company’s $215.0 million senior revolving credit facility (the “Facility”) is comprised of the following:
•
A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2016, the Company had $38.4 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin of 1.625%, which is subject to change according to terms in the credit agreement. At December 31, 2016 and 2015, the Company had a drawn balance of  $73.3 million outstanding on the unsecured revolver.

James River Group Holdings, Ltd. and JRG Re are borrowers on the Facility. On December 7, 2016, the Company entered into an Amended and Restated Credit Agreement for the Facility which, among other things, extended the maturity date of the Facility until December 7, 2021 and modified other terms including reducing the rate of interest and reducing the number of financial covenants. On May 20, 2015, under a provision of the credit agreement, the Company requested, and the lenders subsequently agreed, to increase the secured revolving facility by $40.0 million to its current total capacity of  $102.5 million. On December 15, 2015, the Company closed on an amendment which accommodated the organization and capitalization of an intermediate holding company in the United Kingdom. In connection with the

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

8.
Senior Debt (continued)

amendment, the intermediate holding company entered into a payment guaranty of the Company’s obligations under the senior revolving credit facility. An amendment effective December 30, 2015 adjusted certain financial covenants.
A subsidiary of the Surviving Bank Holding Company is one of the lenders for the Facility, with a $25.0 million commitment allocation on the total $215.0 million Facility.
The Company is in compliance with all financial and other covenants of the Facility, as contained in the Amended and Restated Credit Agreement, at December 31, 2016.
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

James River Group is in compliance with all covenants of the indenture at December 31, 2016.
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
Years ended December 2016, 2015, and 2014

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
All of the Junior Subordinated Debt is currently redeemable at 100.0% of the unpaid principal amount at the Company’s option. Interest on the Trust Preferred Securities and interest paid to the Trusts on the Junior Subordinated Debt is payable quarterly in arrears at a per annum rate as described in the table above. The Company has the right to defer interest payments on the Junior Subordinated Debt for up to five years without triggering an event of default.
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2016.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
10.
Capital Stock

On November 6, 2014, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock of James River Group Holdings, Ltd. (the “Offering”). On December 9, 2014, all of the Company’s Class A common shares were converted to common shares (the “Recapitalization”) on a 1 for 50 basis (the “Stock Split”). The Company’s authorized share capital following the Recapitalization and the Stock Split consists of 200,000,000 common shares, par value $0.0002 per share (29,257,566 shares issued and outstanding at December 31, 2016) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding).

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

10.
Capital Stock (continued)

Share activity in 2015 and 2016 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 28,540,350 at December 31, 2014 to 28,941,547 at December 31, 2015 and 29,257,566 at December 31, 2016.
The Company has 3,847,663 common shares reserved for future issuance upon exercise of equity awards.
The Board of Directors declared the following cash dividends in 2016 and 2015:
Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8 million
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9 million
August 3, 2016	$0.20	September 12, 2016	September 30, 2016	$5.9 million
November 1, 2016	$0.30	December 16, 2016	December 29, 2016	$8.9 million
November 1, 2016	$1.35	December 16, 2016	December 29, 2016	$39.8 million
Total	$2.25			$66.3 million
2015
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6 million
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6 million
August 5, 2015	$0.16	September 14, 2015	September 30, 2015	$4.7 million
November 3, 2015	$0.16	December 14, 2015	December 28, 2015	$4.7 million
November 3, 2015	$1.00	December 14, 2015	December 28, 2015	$29.2 million
Total	$1.64			$47.8 million

Included in the dividends are $664,000 and $558,000 of dividend equivalents on RSUs, of which $666,000 and $385,000 were payable as of December 31, 2016 and 2015, respectively.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at December 31, 2016, 1,116,334 shares are available for grant.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

11.
Equity Awards (continued)

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at December 31, 2016, 36,552 shares are available for grant.
All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes the option activity for the periods ended December 31, 2016, 2015, and 2014:
	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	2,058,085	$18.11	3,104,768	$17.27	2,166,250	$15.51
Granted	706,203	$32.07	10,627	$24.32	993,518	$21.00
Exercised	(496,550)	$16.02	(1,047,500)	15.66	—	—
Forfeited	(33,039)	$27.68	(9,810)	21.00	—	—
Lapsed	—	—	—	$—	(55,000)	$15.65
End of year	2,234,699	$22.84	2,058,085	$18.11	3,104,768	$17.27
Exercisable, end of year	1,207,479	$18.14	1,217,903	$16.85	1,751,249	$15.51

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. For 2016, 2015 and 2014, the fair value of the underlying share was equal to the market price.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2016 and 2015 was $10.2 million and $12.8 million, respectively. There were no options exercised in 2014. The aggregate intrinsic value of options outstanding at December 31, 2016, 2015, and 2014 was $41.8 million, $31.8 million, and $17.1 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2016, 2015, and 2014 was $28.3 million, $20.3 million and $12.7 million, respectively. The fair value used for calculating intrinsic values was $41.55, $33.54, and $22.76 at December 31, 2016, 2015, and 2014, respectively.
The weighted-average remaining contractual life of the options outstanding and options exercisable at December 31, 2016 is 4.6 years and 3.6 years, respectively. The weighted-average fair value of options granted during 2016, 2015, and 2014 was $5.55, $4.31, and $3.99, respectively. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

11.
Equity Awards (continued)

	Year Ended December 31,
	2016	2015	2014
Range of risk-free interest rates	1.23%	1.54%	1.53%
Dividend yield	2.50%	4.00%	2.00%
Expected share price volatility	25.00%	25.00%	25.00%
Expected life	5.0 years	5.0 years	5.0 years
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
RSUs
The following table summarizes the RSU activity for the years ended December 31, 2016, 2015, and 2014:
	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	234,922	$21.00	340,474	$21.00	—	$—
Granted	60,291	$32.03	—	$—	340,474	$21.00
Vested	(98,413)	$21.00	(105,552)	$21.00	—	$—
Unvested, end of year	196,800	$24.38	234,922	$21.00	340,474	$21.00

The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2016 and 2015 was $3.8 million and $3.5 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

11.
Equity Awards (continued)

Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:
	December 31,
	2016	2015	2014
	(in thousands)
Share based compensation expense	$5,492	$3,735	$589
U.S. tax benefit on share based compensation expense	$1,532	$1,025	$135
As of December 31, 2016, the Company had $6.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.
12.
Income Taxes

Under current Bermuda law, James River Group Holdings, Ltd. and its Bermuda based subsidiary are not required to pay any Bermuda taxes on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2035.
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. James River Group paid a $50.0 million dividend to James River UK during 2015 and remitted $2.5 million of dividend withholding taxes to the U.S. tax authorities for the year ending December 31, 2015.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return. The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2013.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 35% have been used for Bermuda and the U.S., respectively. U.S. income before Federal income taxes was $18.3 million, $15.2 million, and $9.0 million for the years ending December 31, 2016, 2015, and 2014, respectively. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Expected Federal income tax expense	$6,401	$5,317	$3,166
Tax-exempt investment income	(643)	(858)	(751)
Dividends received deduction	(880)	(867)	(740)
Tax credits on renewable energy investments	—	—	(2,033)
Other	(6)	379	897
Federal income tax expense	$4,872	$3,971	$539
U.S. state income tax (benefit) expense	—	(192)	400
U.S. dividend withholding tax	—	2,500	—
Total income tax expense	$4,872	$6,279	$939

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

12.
Income Taxes (continued)

The significant components of the net deferred tax asset at the current prevailing corporate income tax rate are summarized as follows:
	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$1,604	$5,318
Reserve for losses and loss adjustment expenses	4,810	4,861
Unearned premiums	2,859	2,474
Share based compensation	2,281	1,948
Allowance for doubtful accounts	748	972
Deferred policy acquisition costs	1,983	593
Property and equipment	2,649	2,221
AMT credit	464	430
Invested asset impairments	291	891
Other	2,946	2,209
Total deferred tax assets	20,635	21,917
Deferred tax liabilities:
Intangible assets	12,554	12,573
Net unrealized gains	1,586	3,310
Deferred gain on extinguishment of debt	212	318
Equity method investments	8,668	4,784
Other	517	464
Total deferred tax liabilities	23,537	21,449
Net deferred tax assets (liabilities)	$(2,902)	$468

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2016 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2016 or 2015.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2016, 2015, and 2014, the Company paid $2.6 million, $1.9 million, and $1.4 million, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of  $1.6 million, $1.7 million, and $1.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

13.
Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Amortization of policy acquisition costs	$101,624	$97,750	$85,183
Other underwriting expenses of the insurance segments	48,771	41,499	38,748
Other operating expenses of the Corporate and Other segment	20,433	18,554	9,124
Total	$170,828	$157,803	$133,055

Other expenses in the accompanying financial statements for the year ended December 31, 2016 were $1.6 million and included $1.5 million of severance expenses. For the year ended December 31, 2015, other expenses of  $730,000 included $276,000 associated with a related party leasing agreement (Note 21), $170,000 of severance expenses, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 intercompany dividend, and a securities registration statement. Other expenses of  $16.0 million for the year ended December 31, 2014 included $10.2 million of expenses related to a cash bonus pool approved by the Company’s directors and shareholders for certain officers and employees that became effective with the consummation of the Offering. Also included were $4.3 million of legal, audit and other professional services related to the Company’s Offering, $399,000 of other Offering related expenses, $600,000 of employee severance expenses, $183,000 of due diligence costs for various merger and acquisition activities which were not consummated, and $299,000 of expenses associated with a related party leasing agreement (Note 21).
14.
Employee Benefits

The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2016, 2015, and 2014, the expense associated with the Savings Plans totaled $1.9 million, $1.6 million, and $1.3 million, respectively.
15.
Commitments and Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $3.7 million, $2.6 million, and $2.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

15.
Commitments and Contingent Liabilities (continued)

As of December 31, 2016, future minimum payments under non-cancelable operating leases for office space are as follows (in thousands):
2017	$3,800
2018	3,726
2019	3,644
2020	3,287
2021	3,149
Thereafter	10,426
$28,032

Included in the future minimum lease payments is $21.6 million related to the building constructed and owned by a partnership in which the Company has a minority investment (see Note 21).
The Company’s Specialty Admitted Insurance segment entered into an agreement to lease certain policy management software. The five year lease began January 1, 2015 and total payments under the lease are $2.2 million spread evenly at $440,000 per year.
The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $86.2 million of letters of credit were issued through December 31, 2016 which were secured by deposits of  $103.6 million. Under a $102.5 million facility, $38.4 million of letters of credit were issued through December 31, 2016 which were secured by deposits of  $49.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $262.9 million at December 31, 2016 (see Note 2).
16.
Other Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive (loss) income:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$2,790	$(13,707)	$12,910
U.S. income taxes	(414)	517	(2,820)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	2,376	(13,190)	10,090
Less reclassification adjustment:
Net realized investment gains (losses)	6,572	2,402	(1,734)
U.S. income taxes	(2,137)	(422)	669
Reclassification adjustment for investment gains (losses) realized in net income	4,435	1,980	(1,065)
Other comprehensive (loss) income	$(2,059)	$(15,170)	$11,155

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

16.
Other Comprehensive Income (Loss) (continued)

In addition to the $6.6 million and $2.4 million of realized investment gains and $1.7 million of realized investment losses on available-for-sale securities for the years ended December 31, 2016, 2015, and 2014, the Company recognized $995,000 of realized investment gains, $7.0 million of realized investment losses, and $967,000 of realized investment gains in the respective years on its investments in bank loan participations. Also, for the year ended December 31, 2014, the Company recognized $569,000 of realized investment losses on its short-term and other invested assets.
17.
Segment Information

The Company has four reportable segments, three of which are separately managed business units and the fourth (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers workers’ compensation insurance coverage as well as specialty admitted fronting and program business. The Casualty Reinsurance segment offers commercial liability and non-catastrophe property reinsurance to U.S. insurance companies and to the Company’s U.S.-based insurance subsidiaries. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income from investments classified as trading or other invested assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized investment gains (losses). Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment are included in that segment’s underwriting profit (loss). Fee income of  $10.1 million, $3.2 million and $883,000 was included in underwriting profit for the years ended December 31, 2016, 2015 and 2014, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.
	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2016
Gross written premiums	$370,844	$182,221	$184,333	$—	$737,398
Net earned premiums	301,404	52,281	161,978	—	515,663
Segment revenues	331,090	55,412	190,064	9,661	586,227
Net investment income	18,051	2,542	27,257	4,788	52,638
Interest expense	—	—	—	8,448	8,448
Underwriting profit (loss) of operating segments	47,235	2,872	(194)	—	49,913
Segment goodwill	181,831	—	—	—	181,831
Segment assets	740,144	300,519	1,195,230	110,640	2,346,533

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

17.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

17.
Segment Information (continued)

The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to income before taxes:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$47,235	$47,607	$35,096
Specialty Admitted Insurance	2,872	1,074	33
Casualty Reinsurance	(194)	(2,558)	667
Total underwriting profit of operating segments	49,913	46,123	35,796
Other operating expenses of the Corporate and Other segment	(20,433)	(18,554)	(9,124)
Underwriting profit	29,480	27,569	26,672
Net investment income	52,638	44,835	43,005
Net realized investment gains (losses)	7,565	(4,547)	(1,336)
Other income	295	245	239
Other expenses	(1,590)	(730)	(16,012)
Interest expense	(8,448)	(6,999)	(6,347)
Amortization of intangible assets	(597)	(597)	(597)
Income before income taxes	$79,343	$59,776	$45,624

The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Commercial Auto	$110,050	$73,770	$34,605
Manufacturers and Contractors	83,279	78,315	72,063
Excess Casualty	43,574	32,458	31,688
General Casualty	36,858	30,972	25,853
Energy	29,709	30,623	28,980
Allied Health	14,413	13,513	9,707
Excess Property	14,083	12,498	11,795
Life Sciences	11,132	8,917	10,155
Small Business	9,104	6,916	6,971
Professional Liability	8,361	10,046	10,784
Environmental	5,321	4,437	3,431
Medical Professionals	2,739	3,585	3,922
Sports and Entertainment	2,221	2,667	2,753
Total Excess and Surplus Lines segment	370,844	308,717	252,707
Specialty Admitted Insurance segment	182,221	90,978	59,380
Casualty Reinsurance segment	184,333	172,499	206,680
Total	$737,398	$572,194	$518,767

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

17.
Segment Information (continued)

The Company does business with two brokers that generated $139.0 million and $50.8 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2016, representing 18.8% (BB&T Insurance Services) and 6.9% of consolidated gross written premiums and 37.5% and 13.7% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2016. The Company does business with one insured that generated $80.1 million of gross written premiums and $9.6 million of fee income for the Excess and Surplus Lines segment for the year ended December 31, 2016, representing 10.9% (Rasier LLC) of consolidated gross written premiums and 21.6% of the Excess and Surplus Lines segment’s gross written premiums. No other insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment.
The Company does business with four agencies that generated $47.5 million, $23.7 million, $21.0 million and $20.4 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2016, representing 6.4%, 3.2%, 2.8% and 2.8% of the consolidated gross written premiums and 26.1%, 13.0%, 11.5% and 11.2% of the Specialty Admitted Insurance segment’s gross written premiums. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2016. The Company does business with four insureds that generated $47.5 million, $24.2 million, $21.0 million and $20.4 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2016, representing 6.3%, 3.3%, 2.8% and 2.8% of consolidated gross written premiums and 26.1%, 13.3%, 11.5% and 11.2% of the Specialty Admitted Insurance segment’s gross written premiums. No other insured generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment.
The Company does business with four brokers that generated $85.4 million, $31.5 million, $26.3 million, and $23.1 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2016, representing 11.6% (Atlantic Intermediaries), 4.3%, 3.6%, and 3.1% of consolidated gross written premiums and 46.3%, 17.1%, 14.3%, and 12.5% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2016. The Casualty Reinsurance segment assumed business from two unaffiliated ceding companies that generated $114.4 million and $28.4 million of gross written premiums for the year ended December 31, 2016, representing 15.5% (State National Insurance Company) and 3.8% of consolidated gross written premiums and 62.0% and 15.4% of the Casualty Reinsurance segment’s gross written premiums, respectively.
18.
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
Years ended December 2016, 2015, and 2014

18.
Fair Value Measurements (continued)

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
Assets measured at fair value on a recurring basis as of December 31, 2016 are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$105,841	$—	$105,841
Residential mortgage-backed	—	150,798	—	150,798
Corporate	—	378,448	—	378,448
Commercial mortgage and asset-backed	—	163,047	5,000	168,047
Obligations of U.S. government corporations and agencies	—	65,014	—	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,465	655	—	71,120
Redeemable preferred stock	—	1,809	—	1,809
Total fixed maturity securities	70,465	865,612	5,000	941,077
Equity securities:
Preferred stock	—	64,827	—	64,827
Common stock	10,840	734	—	11,574
Total equity securities	10,840	65,561	—	76,401
Total available-for-sale securities	$81,305	$931,173	$5,000	$1,017,478
Trading securities:
Fixed maturity securities	$1,250	$3,813	$—	$5,063
Short-term investments	$1,100	$49,744	$—	$50,844

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

18.
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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$5,000	$—	$—
Transfers out of Level 3	—	—	—
Transfers in to Level 3	—	—	—
Purchases	—	5,000	—
Sales	—	—	—
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):	—	—	—
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Ending balance	$5,000	$5,000	$—

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

18.
Fair Value Measurements (continued)

The Company held one available-for-sale fixed maturity security at December 31, 2016 and 2015 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of  $5.0 million for the security at December 31, 2016 and 2015.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2016, 2015 or 2014. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the year ended December 31, 2016 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at December 31, 2016.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
December 31, 2016
Bank loan participations held-for-investment	$—	$—	$4,849	$4,849
December 31, 2015
Bank loan participations held-for-investment	$—	$—	$2,342	$2,342

At December 31, 2016 and 2015, bank loan participations held for investment that were determined to be impaired were written down to their fair value of  $4.8 million and $2.3 million, respectively.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held,

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

18.
Fair Value Measurements (continued)

convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2016, there were bank loan participations with an unpaid principal balance of  $2.3 million and a carrying value of  $2.0 million for which external sources were unavailable to determine fair value. At December 31, 2015, there were bank loan participations with an unpaid principal balance of  $5.3 million and a carrying value of  $4.6 million for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:
	December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$941,077	$941,077	$899,660	$899,660
Equity securities	76,401	76,401	74,111	74,111
Trading:
Fixed maturity securities	5,063	5,063	5,046	5,046
Bank loan participations held-for-investment	203,526	203,123	191,700	180,086
Cash and cash equivalents	109,784	109,784	106,406	106,406
Short-term investments	50,844	50,844	19,270	19,270
Other invested assets – notes receivable	4,500	6,008	11,000	12,548
Liabilities
Senior debt	88,300	85,404	88,300	79,539
Junior subordinated debt	104,055	99,397	104,055	84,594
The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and Junior Subordinated Debt at December 31, 2016 and 2015 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2016 and 2015, respectively. For notes receivable maturing within one year, carrying value was used to approximate fair value.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at December 31, 2016 and 2015 were determined using inputs to the valuation methodology that are unobservable (Level 3).

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

19.
Statutory Matters

U.S.
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP, and (d) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2016, 2015, and 2014 and for the years then ended are summarized as follows:
	2016	2015	2014
	(in thousands)
Statutory net income	$13.468	$14,747	$14,872
Statutory capital and surplus	184,859	176,884	207,813
Minimum required statutory capital and surplus	25,000	25,000	21,250
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2016, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
Under the Bermuda Insurance Act, 1978 and related regulations, JRG Re is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2016 was approximately $84.2 million. Actual statutory capital and surplus at December 31, 2016 was $418.9 million. JRG Re had statutory net income of  $74.7 million for 2016, $54.3 million for 2015, and $35.0 million for 2014. JRG Re had shareholders’ equity of  $420.4 million on a GAAP basis at December 31, 2016. The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP are deferred acquisition costs, which are non-admitted assets for Bermuda statutory purposes.
JRG Re maintains a Class 3B license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2016, the Company met the minimum liquidity ratio requirement.
20.
Dividend Restrictions

U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

20.
Dividend Restrictions (continued)

end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2017 without regulatory approval is $18.5 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
Distributions from the Company’s U.S.-based subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. The payment of any dividends by the Company’s U.S.-based subsidiaries directly to a Bermuda-based entity is subject to U.S. taxes at a 30.0% tax rate. JRG Holdings has determined that earnings of its U.S. subsidiaries have been and will be indefinitely reinvested in U.S. operations.
Bermuda
Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re during 2017 is calculated to be approximately $89.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
As of December 31, 2016, JRG Holdings had consolidated retained earnings of  $55.2 million, all of which was available for the payment of dividends to shareholders.
21.
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
The Chairman of the Board and Chief Executive Officer of the Company owns a plane that the Company periodically leases. Total fees paid by the Company for the use of this plane were $246,000, $211,000, and $690,000 for 2016, 2015, and 2014, respectively.
Prior to the Company’s Offering, the Company had various compensation arrangements with one of the Company’s Independent Directors. Pursuant to these agreements, the director was paid $250,000 in director fees, Investment Committee Chairman service fees, and investment and other business consulting fees for 2014. Upon the Company’s Offering, the Company entered into a consulting agreement (the “Consulting Agreement”) with this director. Under the terms of the Consulting Agreement, the director received $150,000 in each of 2015 and 2016 for investment and other business consulting services. The Consulting Agreement is for one year and automatically renews for a one year term unless written notice is provided 30 days prior to the expiration of the term.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2016, 2015, and 2014

22.
Subsequent Events

On February 14, 2017, the Board of Directors declared a cash dividend of  $0.30 per share. The dividend is payable on March 31, 2017 to shareholders of record on March 13, 2017.
On February 14, 2017, the Board of Directors granted awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors. Non-qualified stock options for 195,508 shares were granted with an exercise price of  $42.17 per share and a three year vesting period. RSUs for 117,878 shares were also awarded with a fair value on the date of grant of  $42.17 per share. The RSUs vest over one to three year periods, depending on the award.
23.
Unaudited Selected Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations:
	2016 Quarter				2016
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$133,071	$170,671	$260,166	$173,490	$737,398
Total revenues	131,329	134,511	151,365	169,022	586,227
Net income	12,837	14,596	21,366	25,672	74,471
Comprehensive income (loss)	28,457	27,388	19,694	(3,127)	72,412
Earnings per share:
Basic	$0.44	$0.50	$0.73	$0.88	$2.56
Diluted	$0.43	$0.49	$0.71	$0.85	$2.49
	2015 Quarter				2015
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$131,258	$184,011	$148,236	$108,689	$572,194
Total revenues	126,467	120,227	133,123	125,104	504,921
Net income	9,377	12,489	18,961	12,670	53,497
Comprehensive income (loss)	13,326	(2,516)	20,547	6,970	38,327
Earnings per share:
Basic	$0.33	$0.44	$0.66	$0.44	$1.87
Diluted	$0.32	$0.43	$0.64	$0.43	$1.82

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments — Other than Investments in Related Parties
Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$101,793	$105,841	$105,841
Residential mortgage-backed	152,703	150,798	150,798
Corporate	379,727	378,448	378,448
Commercial mortgage and asset-backed	167,967	168,047	168,047
Obligations of U.S. government corporations and agencies	64,823	65,014	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	71,120	71,120
Redeemable preferred stock	2,025	1,809	1,809
Total fixed maturity securities, available-for-sale	940,212	941,077	941,077
Fixed maturity securities, trading	5,052	5,063	5,063
Equity securities, available-for-sale
Preferred Stock	61,806	64,827	64,827
Common Stock	12,747	11,574	11,574
Total equity securities, available-for-sale	74,553	76,401	76,401
Bank loan participations, held-for-investment, net of allowance	203,526	203,123	203,526
Short-term investments	49,844	49,844	49,844
Other invested assets			21,243
Total invested assets			$1,297,154

(1)
Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)
	December 31,
	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$2,969	$1,976
Investment in subsidiaries	897,729	891,627
Other assets	2,415	2,152
Total assets	$903,113	$895,755
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,428	$3,243
Senior debt	73,300	73,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	100,000	100,000
Due to subsidiaries	18,549	20,541
Other liabilities	687	1,705
Total liabilities	209,892	214,717
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	636,856	630,820
Retained earnings	55,232	47,026
Accumulated other comprehensive income	1,127	3,186
Total shareholders’ equity	693,221	681,038
Total liabilities and shareholders’ equity	$903,113	$895,755

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Management fees from subsidiaries	$—	$—	$2,600
Other income	44	40	40
Total revenues	44	40	2,640
Expenses:
Other operating expenses	9,467	8,254	5,204
Other expenses	293	284	7,353
Interest expense	3,974	3,687	3,099
Total expenses	13,734	12,225	15,656
Loss before equity in net income of subsidiaries	(13,690)	(12,185)	(13,016)
Equity in net income of subsidiaries	88,161	65,682	57,701
Net income	$74,471	$53,497	$44,685
Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(2,059)	(15,170)	11,155
Total comprehensive income	$72,412	$38,327	$55,840

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)
	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$74,471	$53,497	$44,685
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	157	157	203
Share based compensation expense	5,492	3,735	589
Equity in undistributed earnings of subsidiaries	(88,161)	(65,682)	(57,701)
Changes in operating assets and liabilities:	(5,080)	5,952	12,443
Net cash (used in) provided by operating activities	(13,121)	(2,341)	219
Investing activities
Dividends from subsidiaries	80,000	52,250	50,000
Net cash provided by investing activities	80,000	52,250	50,000
Financing activities
Dividends paid	(65,988)	(47,405)	(69,998)
Senior debt issuance	—	10,000	30,300
Senior debt repayments	—	(10,000)	—
Contribution to subsidiary	—	—	(10,000)
Debt issue costs paid	(442)	—	(412)
Issuances of common shares under equity incentive plans	2,260	1,730	—
Common share repurchases	(4,907)	(6,461)	—
Excess tax benefits from equity incentive plan transactions	3,191	3,580	—
Net cash used in financing activities	(65,886)	(48,556)	(50,110)
Increase in cash and cash equivalents	993	1,353	109
Cash and cash equivalents at beginning of period	1,976	623	514
Cash and cash equivalents at end of period	$2,969	$1,976	$623
Supplemental information
Interest paid	$4,676	$4,337	$3,733

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

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)
	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2016
Excess and Surplus Lines	$14,808	$575,280	$137,290	$301,404	$18,051	$188,768	$46,669	$75,467	$316,922
Specialty Admitted	1,767	128,795	84,156	52,281	2,542	30,897	5,968	18,512	55,803
Casualty Reinsurance	48,214	239,790	169,117	161,978	27,257	105,756	48,987	56,416	184,983
Corporate and Other	—	—	—	—	4,788	—	—	20,433	—
Total	$64,789	$943,865	$390,563	$515,663	$52,638	$325,421	$101,624	$170,828	$557,708
December 31, 2015
Excess and Surplus Lines	$15,266	$468,438	$114,369	$240,878	$13,427	$131,221	$42,069	$65,233	$253,285
Specialty Admitted	2,184	76,179	40,622	42,206	2,316	25,623	4,455	15,509	44,917
Casualty Reinsurance	43,304	240,705	146,113	178,121	22,706	122,172	51,226	58,507	172,830
Corporate and Other	—	—	—	—	6,386	—	—	18,554	—
Total	$60,754	$785,322	$301,104	$461,205	$44,835	$279,016	$97,750	$157,803	$471,032
December 31, 2014
Excess and Surplus Lines	$14,146	$432,220	$100,554	$195,786	$14,083	$108,146	$33,464	$53,427	$208,124
Specialty Admitted	1,838	54,544	25,295	28,449	2,320	15,179	3,306	13,237	36,228
Casualty Reinsurance	44,218	229,532	151,730	171,977	20,745	114,043	48,413	57,267	205,731
Corporate and Other	—	—	—	—	5,857	—	—	9,124	—
Total	$60,202	$716,296	$277,579	$396,212	$43,005	$237,368	$85,183	$133,055	$450,083

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance
	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2016
Excess and Surplus Lines Written Premiums	$370,802	$53,922	$42	$316,922	—
Specialty Admitted Written Premiums	178,898	126,418	3,323	55,803	6.0%
Casualty Reinsurance Written Premiums	—	(650)	184,333	184,983	99.6%
Total Written Premiums	$549,700	$179,690	$187,698	$557,708	33.7%
Year Ended December 31, 2015
Excess and Surplus Lines Written Premiums	$308,713	$55,432	$4	$253,285	—
Specialty Admitted Written Premiums	87,103	46,061	3,875	44,917	8.6%
Casualty Reinsurance Written Premiums	—	(331)	172,499	172,830	99.8%
Total Written Premiums	$395,816	$101,162	$176,378	$471,032	37.4%
Year Ended December 31, 2014
Excess and Surplus Lines Written Premiums	$252,707	$44,583	$—	$208,124	—
Specialty Admitted Written Premiums	57,454	23,152	1,926	36,228	5.3%
Casualty Reinsurance Written Premiums	—	949	206,680	205,731	100.5%
Total Written Premiums	$310,161	$68,684	$208,606	$450,083	46.3%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$2,778	$814	$(1,456)	$2,136
Allowance for Credit Losses on Bank Loans	4,310	(791)	(2,576)	943
Total	$7,088	$23	$(4,032)	$3,079
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$1,985	$1,061	$(268)	$2,778
Allowance for Credit Losses on Bank Loans	752	3,896	(338)	4,310
Total	$2,737	$4,957	$(606)	$7,088
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$1,701	$812	$(528)	$1,985
Allowance for Credit Losses on Bank Loans	242	752	(242)	752
Total	$1,943	$1,564	$(770)	$2,737

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations
	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Deferred policy acquisition costs	$64,789	$60,754	$60,202
Reserve for losses and loss adjustment expenses	943,865	785,322	716,296
Unearned premiums	390,563	301,104	277,579
Net earned premiums	515,663	461,205	396,212
Net investment income	52,638	44,835	43,005
Losses and loss adjustment expenses incurred:
Current year	349,137	295,334	264,786
Prior year	(23,716)	(16,318)	(27,418)
Total losses and loss adjustment expenses incurred	325,421	279,016	237,368
Amortization of policy acquisition costs	101,624	97,750	85,183
Paid losses and loss adjustment expenses, net of reinsurance	217,827	214,524	175,311
Net written premiums	557,708	471,032	450,083