Form 10-Q
period 2017-03-31
James River Group Holdings, Ltd.
filed 2017-05-05
CIK 1620459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke HM08, Bermuda

(Address of principal executive offices)

(Zip Code)

(441) 278-4580

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at May 3, 2017: 29,344,327

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	existing or new regulations that may inhibit our ability to achieve our business objectives or subject us to penalties or suspensions for non-compliance or cause us to incur substantial compliance costs;

•	a failure of any of the loss limitations or exclusions we employ;

•	losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	losses in our investment portfolio;

•	the cyclical nature of the insurance and reinsurance industry, resulting in periods during which we may experience excess underwriting capacity and unfavorable premium rates;

•	changes in laws or government regulation, including tax or insurance law and regulations;

•	the impact of loss settlements made by ceding companies and fronting carriers on our reinsurance business;

•	a forced sale of investments to meet our liquidity needs;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	our underwriters and other associates exceeding their authority, committing fraud or taking excessive risks;

•	insufficient capital to fund our operations;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	competition within the casualty insurance and reinsurance industry;

•	an adverse outcome in a legal action that we are or may become subject to in the course of our insurance and reinsurance operations;

•	in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;

•	the Company or any of its foreign subsidiaries becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended;

•	the ownership of a significant portion of our outstanding shares by affiliates of D. E. Shaw & Co., L.P. (the “D.E. Shaw Affiliates”) and their resulting ability to exert significant influence over matters requiring shareholder approval in a manner that could conflict with the interests of other shareholders and additionally, the D.E. Shaw Affiliates having certain rights with respect to board representation and approval rights with respect to certain transactions;

•	changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends; and

•	other risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or “SEC”.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2017	2016
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2017 – $938,362; 2016 – $940,212)	$941,687	$941,077
Trading, at fair value (amortized cost: 2017 – $5,052; 2016 – $5,052)	5,066	5,063
Equity securities available-for-sale, at fair value (cost: 2017 – $74,531; 2016 – $74,553)	79,467	76,401
Bank loan participations held-for-investment, at amortized cost, net of allowance	224,224	203,526
Short-term investments	53,361	50,844
Other invested assets	59,645	55,419
Total invested assets	1,363,450	1,332,330

Cash and cash equivalents	94,224	109,784
Accrued investment income	6,920	7,246
Premiums receivable and agents’ balances, net	298,984	265,315
Reinsurance recoverable on unpaid losses	188,782	182,737
Reinsurance recoverable on paid losses	5,255	2,877
Prepaid reinsurance premiums	95,983	90,147
Deferred policy acquisition costs	63,964	64,789
Intangible assets, net	38,782	38,931
Goodwill	181,831	181,831
Other assets	73,150	70,546
Total assets	$2,411,325	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	March 31,	December 31,
	2017	2016
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$980,563	$943,865
Unearned premiums	400,181	390,563
Payables to reinsurers	43,207	39,899
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	34,030	36,884
Other liabilities	52,729	49,746
Total liabilities	1,703,065	1,653,312

Commitments and contingent liabilities

Shareholders’ equity:
Common Shares – 2017 and 2016: $0.0002 par value; 200,000,000 shares authorized; 29,344,327 and 29,257,566 shares issued and outstanding, respectively	6	6
Preferred Shares – 2017 and 2016: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Additional paid-in capital	638,221	636,856
Retained earnings	64,872	55,232
Accumulated other comprehensive income	5,161	1,127
Total shareholders’ equity	708,260	693,221
Total liabilities and shareholders’ equity	$2,411,325	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share amounts)
Revenues
Gross written premiums	$224,179	$133,071
Ceded written premiums	(66,269)	(26,170)
Net written premiums	157,910	106,901
Change in net unearned premiums	(3,223)	10,229
Net earned premiums	154,687	117,130

Net investment income	16,733	11,272
Net realized investment gains	1,047	547
Other income	3,935	2,380
Total revenues	176,402	131,329

Expenses
Losses and loss adjustment expenses	105,369	73,506
Other operating expenses	48,893	41,179
Other expenses	(114)	(12)
Interest expense	2,123	2,174
Amortization of intangible assets	149	149
Total expenses	156,420	116,996

Income before taxes	19,982	14,333
Income tax expense	1,532	1,496
Net income	18,450	12,837

Other comprehensive income:
Net unrealized gains, net of taxes of $1,514 in 2017 and $657 in 2016	4,034	15,620
Total comprehensive income	$22,484	$28,457

Per share data:
Basic earnings per share	$0.63	$0.44
Diluted earnings per share	$0.61	$0.43
Dividend declared per share	$0.30	$0.20

Weighted-average common shares outstanding:
Basic	29,289,588	28,953,008
Diluted	30,327,423	29,742,252

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	–	–	–	12,837	–	12,837
Other comprehensive income	–	–	–	–	15,620	15,620
Dividends	–	–	–	(5,849)	–	(5,849)
Exercise of stock options and related excess tax benefits	52,312	–	735	–	–	735
Compensation expense under stock incentive plans	–	–	1,189	–	–	1,189
Balances at March 31, 2016	28,993,859	$6	$632,744	$54,014	$18,806	$705,570

Balances at December 31, 2016	29,257,566	$6	$636,856	$55,232	$1,127	$693,221
Net income	–	–	–	18,450	–	18,450
Other comprehensive income	–	–	–	–	4,034	4,034
Dividends	–	–	–	(8,810)	–	(8,810)
Exercise of stock options	63,467	–	198	–	–	198
Vesting of restricted share units	23,294	–	(627)	–	–	(627)
Compensation expense under stock incentive plans	–	–	1,794	–	–	1,794
Balances at March 31, 2017	29,344,327	$6	$638,221	$64,872	$5,161	$708,260

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net cash provided by operating activities	$16,112	$1,810

Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(46,276)	(73,162)
Sales – fixed maturity securities	32,148	32,533
Maturities and calls – fixed maturity securities	15,406	28,085
Purchases – equity securities	–	(3,000)
Sales – equity securities	409	–
Bank loan participations:
Purchases	(75,983)	(14,100)
Sales	37,462	2,463
Maturities	18,840	17,580
Other invested assets:
Purchases	(250)	(375)
Return of Capital	–	849
Short-term investments, net	(2,517)	(529)
Securities receivable or payable, net	(336)	399
Purchases of property and equipment	(970)	(1,216)
Net cash used in investing activities	(22,067)	(10,473)

Financing activities
Dividends paid	(8,885)	(5,790)
Issuance of common shares under equity incentive plans	303	667
Common share repurchases	(732)	(224)
Repayments of financing obligations net of proceeds	(291)	(271)
Net cash used in financing activities	(9,605)	(5,618)
Change in cash and cash equivalents	(15,560)	(14,281)
Cash and cash equivalents at beginning of period	109,784	106,406
Cash and cash equivalents at end of period	$94,224	$92,125

Supplemental information
Interest paid	$2,101	$1,950

See accompanying notes.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Accounting Policies

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

The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and a Bermuda-based reinsurance company as described below:

•	James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). JRG Holdings contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.

•	James River Group is a Delaware domiciled insurance holding company formed in 2002, which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

•	James River Insurance Company (“James River Insurance”) is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, is authorized to write business in every state and the District of Columbia.

•	Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, Falls Lake General Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National began writing specialty admitted fronting and program business in late 2013. Falls Lake Fire and Casualty began operations in 2016.

•	Stonewood Insurance is a workers’ compensation insurance company that writes insurance primarily for the residential construction and light manufacturing industries. Stonewood Insurance writes workers’ compensation coverage in North Carolina, Virginia, South Carolina, and Tennessee.

•	JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, provides non-catastrophe casualty reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited annual consolidated financial statements.

Intercompany transactions and balances have been eliminated.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

Variable Interest Entities

Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIE”). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose, and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.1 million and $27.1 million as of March 31, 2017 and December 31, 2016, respectively, representing the Company’s maximum exposure to loss.

Adopted Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the three months ended March 31, 2016, net cash provided by operating activities increased by $292,000 and net cash used in financing activities was increased by $292,000 for the adoption of ASU 2016-09. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated income statements.

Prospective Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU 2014-09 to determine the potential impact that adopting this standard will have on reported fee income. The Company does not believe adoption will have a material impact on its consolidated financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

1.	Accounting Policies (continued)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company has not yet completed the analysis of how adopting this ASU will affect its financial statements, but does not expect a material impact on our statement of cash flows.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
Fixed maturity securities:
State and municipal	$107,019	$5,001	$(811)	$111,209
Residential mortgage-backed	145,415	1,037	(2,990)	143,462
Corporate	379,076	4,775	(3,750)	380,101
Commercial mortgage and asset-backed	172,092	819	(714)	172,197
Obligations of U.S. government corporations and agencies	62,493	191	(130)	62,554
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,242	105	(179)	70,168
Redeemable preferred stock	2,025	—	(29)	1,996
Total fixed maturity securities	938,362	11,928	(8,603)	941,687
Equity securities	74,531	6,240	(1,304)	79,467
Total investments available-for-sale	$1,012,893	$18,168	$(9,907)	$1,021,154
December 31, 2016
Fixed maturity securities:
State and municipal	$101,793	$5,032	$(984)	$105,841
Residential mortgage-backed	152,703	1,070	(2,975)	150,798
Corporate	379,727	4,382	(5,661)	378,448
Commercial mortgage and asset-backed	167,967	906	(826)	168,047
Obligations of U.S. government corporations and agencies	64,823	276	(85)	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	131	(185)	71,120
Redeemable preferred stock	2,025	—	(216)	1,809
Total fixed maturity securities	940,212	11,797	(10,932)	941,077
Equity securities	74,553	4,503	(2,655)	76,401
Total investments available-for-sale	$1,014,765	$16,300	$(13,587)	$1,017,478

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2017 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)

One year or less	$98,952	$99,404
After one year through five years	232,153	233,770
After five years through ten years	172,470	171,838
After ten years	115,255	119,020
Residential mortgage-backed	145,415	143,462
Commercial mortgage and asset-backed	172,092	172,197
Redeemable preferred stock	2,025	1,996
Total	$938,362	$941,687

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments (continued)

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2017
Fixed maturity securities:
State and municipal	$28,964	$(811)	$—	$—	$28,964	$(811)
Residential mortgage-backed	87,741	(1,545)	31,113	(1,445)	118,854	(2,990)
Corporate	156,461	(3,519)	3,402	(231)	159,863	(3,750)
Commercial mortgage and asset-backed	52,815	(713)	4,749	(1)	57,564	(714)
Obligations of U.S. government corporations and agencies	52,142	(130)	—	—	52,142	(130)
U.S. Treasury securities and obligations guaranteed by the U.S. government	51,941	(179)	—	—	51,941	(179)
Redeemable preferred stock	1,996	(29)	—	—	1,996	(29)
Total fixed maturity securities	432,060	(6,926)	39,264	(1,677)	471,324	(8,603)
Equity securities	9,667	(161)	6,999	(1,143)	16,666	(1,304)
Total investments available-for-sale	$441,727	$(7,087)	$46,263	$(2,820)	$487,990	$(9,907)
December 31, 2016
Fixed maturity securities:
State and municipal	$28,398	$(984)	$—	$—	$28,398	$(984)
Residential mortgage-backed	93,242	(1,548)	32,330	(1,427)	125,572	(2,975)
Corporate	199,841	(4,212)	8,477	(1,449)	208,318	(5,661)
Commercial mortgage and asset-backed	47,990	(799)	7,195	(27)	55,185	(826)
Obligations of U.S. government corporations and agencies	50,573	(85)	—	—	50,573	(85)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,989	(185)	—	—	48,989	(185)
Redeemable preferred stock	1,809	(216)	—	—	1,809	(216)
Total fixed maturity securities	470,842	(8,029)	48,002	(2,903)	518,844	(10,932)
Equity securities	21,345	(1,071)	6,558	(1,584)	27,903	(2,655)
Total investments available-for-sale	$492,187	$(9,100)	$54,560	$(4,487)	$546,747	$(13,587)

The Company held securities of 156 issuers that were in an unrealized loss position at March 31, 2017 with a total fair value of $488.0 million and gross unrealized losses of $9.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments (continued)

At March 31, 2017, 99.4% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2017 had an aggregate fair value of $5.6 million and an aggregate net unrealized gain of $254,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at March 31, 2017 or December 31, 2016 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at March 31, 2017 or December 31, 2016 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

At March 31, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the company’s ability to meet the debt obligations held by the Company. Management concluded that the loan was impaired. At March 31, 2017, the loan had a carrying value of $1.4 million, unpaid principal of $1.6 million, and an allowance for credit losses of $146,000. At December 31, 2016, the loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At March 31, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.9 million and an unrealized loss of $1.4 million. All of the loans were current at March 31, 2017. Management concluded that two of these loans were impaired as of March 31, 2017. At March 31, 2017, the two impaired loans had a carrying value of $2.0 million, unpaid principal of $2.5 million and an allowance for credit losses of $411,000. At December 31, 2016, one loan was impaired with a carrying value of $1.6 million, unpaid principal of $2.2 million and an allowance for credit losses of $545,000.

Management also concluded that one non-energy sector loan was impaired at March 31, 2017. The loan had a carrying value of $630,000, unpaid principal of $712,000, and an allowance for credit losses of $82,000. At December 31, 2016, three non-energy sector loans were impaired with a total carrying value of $3.2 million, unpaid principal of $3.5 million, and an allowance for credit losses of $221,000.

The aggregate allowance for credit losses was $639,000 at March 31, 2017 on impaired loans from four issuers with a total carrying value of $4.0 million and unpaid principal of $4.8 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on impaired loans from five issuers with a total carrying value of $6.5 million and unpaid principal of $7.6 million. The aggregate allowance for credit losses on impaired loans was $4.6 million at March 31, 2016 and $4.3 million at December 31, 2015.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments (continued)

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2017 or December 31, 2016.

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

The average recorded investment in impaired bank loans was $5.3 million and $5.9 million during the three months ended March 31, 2017 and 2016, respectively. Investment income of $84,000 and $71,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment gains of $177,000 and net realized investment losses of $304,000 in the three months ended March 31, 2017 and 2016, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months ended March 31, 2017 includes $3,000 of net trading gains, all of which relates to securities still held at March 31, 2017.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturity securities:
Gross realized gains	$338	$842
Gross realized losses	(296)	(1)
	42	841

Bank loan participations:
Gross realized gains	1,136	60
Gross realized losses	(539)	(352)
	597	(292)

Equity securities:
Gross realized gains	409	–
Gross realized losses	–	–
	409	–

Short-term investments and other:
Gross realized gains	–	–
Gross realized losses	(1)	(2)
	(1)	(2)
Total	$1,047	$547

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments (continued)

Realized investment gains or losses are determined on a specific identification basis.

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

			Investment Income
	Carrying Value		Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2017	2016
	(in thousands)

Renewable energy LLCs (a)	$31,074	$27,067	$5,594	$681
Renewable energy bridge financing notes (b)	–	–	–	244
Limited partnerships (c)	24,071	23,852	382	156
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$59,645	$55,419	$6,062	$1,167

(a)	The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

(b)	The Company has held investments in bridge financing notes for renewable energy projects. The notes, all with affiliates of the Company’s largest shareholder, generally matured in less than one year and carried primarily variable rates of interest ranging from 7.0% to 15.0%. Original discounts and commitment fees received were recognized over the terms of the notes under the effective interest method.

(c)	The Company owns investments in limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $2.7 million at March 31, 2017. The Company recognized investment income of $68,000 and $92,000 on the investment for the three months ended March 31, 2017 and 2016, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $21.4 million at March 31, 2017. Investment income of $314,000 and $64,000 was recognized on the investments for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $1.0 million in a limited partnership that invests in loans of middle market private equity sponsored companies.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.	Investments (continued)

(d)	The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 in both three months ended March 31, 2017 and 2016. The Company’s Chairman and Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At March 31, 2017, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $5.0 million at March 31, 2017, is classified as an available-for-sale fixed maturity.

The Company has held common shares of the bank holding company. Realized investments gains of $409,000 were recognized in the three months ended March 31, 2017 related to shares of the bank holding company. Income of $199,000 was recognized on the shares for the three months ended March 31, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2017, is carried as a short-term investment. Interest income of $1,000 was recognized on this investment for both the three months ended March 31, 2017 and 2016.

3.	Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2017 and December 31, 2016.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$–	$22,200	$–
Insurance licenses and authorities	Indefinite	9,164	–	9,164	–
Identifiable intangibles not subject to amortization		31,364	–	31,364	–

Broker relationships	24.6	11,611	4,193	11,611	4,044
Identifiable intangible assets subject to amortization		11,611	4,193	11,611	4,044
		$42,975	$4,193	$42,975	$4,044

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.	Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Three months ended March 31, 2017
Basic	$18,450	29,289,588	$0.63
Common share equivalents	–	1,037,835	(0.02)
Diluted	$18,450	30,327,423	$0.61

Three months ended March 31, 2016
Basic	$12,837	28,953,008	$0.44
Common share equivalents	–	789,244	(0.01)
Diluted	$12,837	29,742,252	$0.43

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months ended March 31, 2017, common share equivalents of 97,755 shares were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive. For the three months ended March 31, 2016, all common share equivalents were dilutive.

5.	Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$761,128	$653,534
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	108,783	78,173
Prior years	(3,414)	(4,667)
Total incurred losses and loss and adjustment expenses	105,369	73,506
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	3,698	1,944
Prior years	71,018	52,508
Total loss and loss adjustment expense payments	74,716	54,452
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	791,781	672,588
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	188,782	141,739
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$980,563	$814,327

The Company experienced $3.4 million of favorable reserve development in the three months ended March 31, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $3.2 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2016 and 2014 accident years which were partially offset by unfavorable development in the 2006 accident year. This favorable development occurred because our actuarial studies at March 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

An additional $42,000 of favorable development occurred in the Specialty Admitted Insurance segment, as favorable development in the 2015, 2014 and prior accident years slightly exceeded adverse development in the 2016 accident year. The Company also experienced $145,000 of favorable development for the Casualty Reinsurance segment.

The Company experienced $4.7 million of favorable reserve development in the three months ended March 31, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $4.4 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2013, 2014, and 2015 accident years which were offset partially by unfavorable development in the 2012 accident year. This favorable development occurred because our actuarial studies at March 31, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. An additional $311,000 of favorable development occurred in the Specialty Admitted Insurance segment, as favorable development in the 2012 and 2013 accident years exceeded adverse development in the 2014 accident year. The Company also experienced $37,000 of adverse development for the Casualty Reinsurance segment.

6.	Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Unrealized gains arising during the period, before U.S. income taxes	$5,998	$17,118
U.S. income taxes	(1,636)	(930)
Unrealized gains arising during the period, net of U.S. income taxes	4,362	16,188
Less reclassification adjustment:
Net realized investment gains	450	841
U.S. income tax expenses	(122)	(273)
Reclassification adjustment for investment gains realized in net income	328	568
Other comprehensive income	$4,034	$15,620

7.       Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $87.0 million of letters of credit were issued through March 31, 2017 which were secured by deposits of $103.6 million. Under a $102.5 million facility, $45.2 million of letters of credit were issued through March 31, 2017 which were secured by deposits of $63.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $249.0 million at March 31, 2017.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.	Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Fee income of $3.8 million and $2.3 million was included in underwriting profit for the three months ended March 31, 2017 and 2016, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2017
Gross written premiums	$108,995	$72,464	$42,720	$–	$224,179
Net earned premiums	93,849	16,253	44,585	–	154,687
Underwriting profit of insurance segments	8,800	842	1,093	–	10,735
Net investment income	3,183	636	7,124	5,790	16,733
Interest expense	–	–	–	2,123	2,123
Segment revenues	101,090	16,924	52,146	6,242	176,402
Segment goodwill	181,831	–	–	–	181,831
Segment assets	749,617	335,806	1,211,896	114,006	2,411,325

Three Months Ended March 31, 2016
Gross written premiums	$82,108	$28,687	$22,276	$–	$133,071
Net earned premiums	65,505	11,405	40,220	–	117,130
Underwriting profit of insurance segments	9,204	475	334	–	10,013
Net investment income	3,286	611	6,227	1,148	11,272
Interest expense	–	–	–	2,174	2,174
Segment revenues	71,790	12,047	46,308	1,184	131,329
Segment goodwill	181,831	–	–	–	181,831
Segment assets	692,517	190,515	1,121,576	97,469	2,102,077

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.	Segment Information (continued)

The following table reconciles the underwriting profit of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$8,800	$9,204
Specialty Admitted Insurance	842	475
Casualty Reinsurance	1,093	334
Total underwriting profit of insurance segments	10,735	10,013
Other operating expenses of the Corporate and Other segment	(6,461)	(5,252)
Underwriting profit	4,274	4,761
Net investment income	16,733	11,272
Net realized investment gains	1,047	547
Amortization of intangible assets	(149)	(149)
Other income and expenses	200	76
Interest expense	(2,123)	(2,174)
Income before taxes	$19,982	$14,333

9.	Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amortization of policy acquisition costs	$27,638	$23,081
Other underwriting expenses of the operating segments	14,794	12,846
Other operating expenses of the Corporate and Other segment	6,461	5,252
Total	$48,893	$41,179

10.	Fair Value Measurements

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

To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2015.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.	Fair Value Measurements (continued)

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

Assets measured at fair value on a recurring basis as of March 31, 2017 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$111,209	$–	$111,209
Residential mortgage-backed	–	143,462	–	143,462
Corporate	–	380,101	–	380,101
Commercial mortgage and asset-backed	–	167,197	5,000	172,197
Obligations of U.S. government corporations and agencies	–	62,554	–	62,554
U.S. Treasury securities and obligations guaranteed by the U.S. government	69,541	627	–	70,168
Redeemable preferred stock	–	1,996	–	1,996
Total fixed maturity securities	69,541	867,146	5,000	941,687
Equity securities:
Preferred stock	–	67,104	–	67,104
Common stock	11,629	734	–	12,363
Total equity securities	11,629	67,838	–	79,467
Total available-for-sale securities	$81,170	$934,984	$5,000	$1,021,154
Trading securities:
Fixed maturity securities	$1,250	$3,816	$–	$5,066
Short-term investments	$1,000	$52,361	$–	$53,361

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$–	$105,841	$–	$105,841
Residential mortgage-backed	–	150,798	–	150,798
Corporate	–	378,448	–	378,448
Commercial mortgage and asset-backed	–	163,047	5,000	168,047
Obligations of U.S. government corporations and agencies	–	65,014	–	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,465	655	–	71,120
Redeemable preferred stock	–	1,809	–	1,809
Total fixed maturity securities	70,465	865,612	5,000	941,077
Equity securities:
Preferred stock	–	64,827	–	64,827
Common stock	10,840	734	–	11,574
Total equity securities	10,840	65,561	–	76,401
Total available-for-sale securities	$81,305	$931,173	$5,000	$1,017,478
Trading securities:
Fixed maturity securities	$1,250	$3,813	$–	$5,063
Short-term investments	$1,100	$49,744	$–	$50,844

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months ended March 31, 2017 and 2016. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at March 31, 2017 and December 31, 2016.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016. The Company recognizes transfers between levels at the beginning of the reporting period.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.	Fair Value Measurements (continued)

There were no realized gains or losses included in earnings for the three months ended March 31, 2017 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at March 31, 2017.

The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
March 31, 2017
Bank loan participations held-for-investment	$–	$–	$2,668	$2,668

December 31, 2016
Bank loan participations held-for-investment	$–	$–	$4,849	$4,849

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.7 million at March 31, 2017 and $4.8 million at December 31, 2016.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2017, there were bank loan participations with an unpaid principal balance of $1.8 million and a carrying value of $1.6 million for which external sources were unavailable to determine fair value. At December 31, 2016, there were bank loan participations with an unpaid principal balance of $2.3 million and a carrying value of $2.0 million for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.	Fair Value Measurements (continued)

The carrying values and fair values of financial instruments are summarized below:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets
Available-for-sale:
Fixed maturity securities	$941,687	$941,687	$941,077	$941,077
Equity securities	79,467	79,467	76,401	76,401
Trading:
Fixed maturity securities	5,066	5,066	5,063	5,063
Bank loan participations held-for-investment	224,224	223,676	203,526	203,123
Cash and cash equivalents	94,224	94,224	109,784	109,784
Short-term investments	53,361	53,361	50,844	50,844
Other invested assets – notes receivable	4,500	5,922	4,500	6,008

Liabilities
Senior debt	88,300	84,440	88,300	85,404
Junior subordinated debt	104,055	102,681	104,055	99,397

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2017 and December 31, 2016 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2017 and December 31, 2016, respectively.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at March 31, 2017 and December 31, 2016 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.	Capital Stock and Equity Awards

The Company issued 86,761 common shares in the first quarter of 2017 with 63,467 new shares related to stock option exercises and 23,294 new shares related to RSUs that vested in the first quarter. The total common shares outstanding increased from 29,257,566 at December 31, 2016 to 29,344,327 at March 31, 2017.

On February 14, 2017, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend totaled $8.9 million and was paid on March 31, 2017 to shareholders of record on March 13, 2017. On February 16, 2016, the Board of Directors declared a cash dividend of $0.20 per common share. The dividend totaled $5.8 million and was paid on March 28, 2016 to shareholders of record on March 14, 2016.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.	Capital Stock and Equity Awards (continued)

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 3,171,150, and at March 31, 2017, 876,309 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at March 31, 2017, 32,994 shares are available for grant.

All options issued under the Legacy Plan vest in the event of a change in control. Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined) following a Change in Control as defined in the applicable plans.

The Board of Directors has granted awards under the 2014 LTIP and 2014 Director Plan to the Company’s employees and directors. On February 14, 2017, non-qualified stock options for 195,509 shares were granted with an exercise price of $42.17 per share and a three year vesting period. RSUs for 117,879 shares were also awarded with a fair value on the date of grant of $42.17 per share. On February 16, 2016, non-qualified stock options for 706,203 shares were granted with an exercise price of $32.07 per share and a three year vesting period. RSUs for 58,663 shares were also awarded with a fair value on the date of grant of $32.07 per share. RSUs vest over one to three year periods, depending on the award.

Options

The following table summarizes the option activity:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,234,699	$22.84	2,058,085	$18.11
Granted	195,509	$42.17	706,203	$32.07
Exercised	(97,211)	$17.23	(80,616)	$16.52
Forfeited	(50,062)	$27.97	(3,362)	$21.00
End of period	2,282,935	$24.62	2,680,310	$21.83
Exercisable, end of period	1,334,756	$20.47	1,165,401	$16.81

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.	Capital Stock and Equity Awards (continued)

RSUs

The following table summarizes the RSU activity for the three months ended March 31, 2017 and 2016:

	Shares	Weighted- Average Grant Date Fair Value
March 31, 2017
Unvested, beginning of period	196,800	$24.38
Granted	117,879	$42.17
Vested	(37,485)	$32.07
Forfeited	(19,743)	$24.06
Unvested, end of period	257,451	$31.43

March 31, 2016
Unvested, beginning of period	234,922	$21.00
Granted	58,663	$32.07
Unvested, end of period	293,585	$23.21

Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Share based compensation expense	$1,794	$1,189
U.S. tax benefit on share based compensation expense	469	336

As of March 31, 2017, the Company had $12.1 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.6 years and 3.8 years, respectively.

12.	Subsequent Events

On May 2, 2017, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on June 30, 2017 to shareholders of record on June 12, 2017.

On May 2, 2017, the Company’s shareholders approved an amendment to the 2014 LTIP to increase the number of common shares authorized for issuance by 1,000,000, with only 500,000 of such additional shares to be available for issuance as awards that are not share appreciation rights or share option awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of James River Group Holdings, Ltd. and its subsidiaries. Unless the context indicates or suggests otherwise, references to “the Company”, “we”, “us” and “our” refer to James River Group Holdings, Ltd. and its subsidiaries.

Our Business

James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns while managing our capital opportunistically.

Our underwriting profit for the three months ended March 31, 2017 was $4.3 million. In the prior year, for the same period, we had an underwriting profit of $4.8 million. As described herein, we recognized favorable reserve development of $3.4 million for the three months ended March 31, 2017 compared to $4.7 million of favorable development for the same period in the prior year.

We are organized into four reportable segments, which are separately managed business units:

•	The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company;

•	The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in North Carolina, Virginia, South Carolina, and Tennessee. This segment also focuses on fronting and program business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 48 states and the District of Columbia;

•	The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•	The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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

The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, goodwill and intangible assets, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS

The following table summarizes our results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)

Gross written premiums	$224,179	$133,071	68.5%
Net retention (1)	70.4%	80.3%
Net written premiums	$157,910	$106,901	47.7%

Net earned premiums	$154,687	$117,130	32.1%
Losses and loss adjustment expenses	(105,369)	(73,506)	43.3%
Other operating expenses	(45,044)	(38,863)	15.9%
Underwriting profit (2), (3)	4,274	4,761	(10.2)%
Net investment income	16,733	11,272	48.4%
Net realized investment gains	1,047	547	91.4%
Other income and expense	200	76	163.2%
Interest expense	(2,123)	(2,174)	(2.3)%
Amortization of intangible assets	(149)	(149)	‒
Income before taxes	19,982	14,333	39.4%
Income tax expense	1,532	1,496	2.4%
Net income	$18,450	$12,837	43.7%
Net operating income	$17,719	$12,838	38.0%
Ratios:
Loss ratio	68.1%	62.8%
Expense ratio	29.1%	33.2%
Combined ratio	97.2%	95.9%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)	See “Reconciliation of Non-GAAP Measures” for further detail.
(3)	Included in underwriting results for the three months ended March 31, 2017 and 2016 is fee income of $5.9 million and $3.1 million, respectively.

The Company had an underwriting profit of $4.3 million for the three months ended March 31, 2017. This compares to an underwriting profit of $4.8 million for the same period in the prior year.

The results for the three months ended March 31, 2017 and 2016 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•	Net realized investment gains of $1.0 million and $547,000 for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017, net realized investment gains are comprised principally of $420,000 of gains on the sale of bank loan securities, $409,000 of gains on the sale of equity securities and $177,000 of gains from a reduction in our bank loan credit allowance. In the first quarter of 2016, net realized investment gains were comprised principally of realized gains of $842,000 on the sale of fixed maturity securities net of $352,000 of impairment losses on energy sector bank loans.

•	Interest expense of $312,000 and $486,000 for the three months ended March 31, 2017 and 2016, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

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

Our income before taxes and net income for the three months ended March 31, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$19,982	$18,450	$14,333	$12,837
Net realized investment gains	(1,047)	(834)	(547)	(307)
Other expenses	(114)	(100)	(12)	(8)
Interest expense on leased building the Company is deemed to own for accounting purposes	312	203	486	316
Adjusted net operating income	$19,133	$17,719	$14,260	$12,838

Our combined ratio for the three months ended March 31, 2017 was 97.2%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2017 includes $3.4 million, or 2.2 percentage points, of net favorable development on prior accident years, including $3.2 million of net favorable development from the Excess and Surplus Lines segment, $42,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $145,000 of net favorable reserve development from the Casualty Reinsurance segment.

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

Our expense ratio improved from 33.2% for the three months ended March 31, 2016 to 29.1% for the three months ended March 31, 2017. The improvement is due to a 43.3% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment (our largest segment with 60.7% of consolidated net earned premiums for the three months ended March 31, 2017) has significant scale and produces a lower expense ratio than our other operating segments. Fee income for the Company increased from $3.1 million for the three months ended March 31, 2016 to $5.9 million for the three months ended March 31, 2017.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$108,995	$82,108	32.7%
Specialty Admitted Insurance	72,464	28,687	152.6%
Casualty Reinsurance	42,720	22,276	91.8%
	$224,179	$133,071	68.5%

Net written premiums:
Excess and Surplus Lines	$96,971	$71,535	35.6%
Specialty Admitted Insurance	18,059	13,046	38.4%
Casualty Reinsurance	42,880	22,320	92.1%
	$157,910	$106,901	47.7%

Net earned premiums:
Excess and Surplus Lines	$93,849	$65,505	43.3%
Specialty Admitted Insurance	16,253	11,405	42.5%
Casualty Reinsurance	44,585	40,220	10.9%
	$154,687	$117,130	32.1%

Our Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance segments each experienced significant growth in gross written premiums during the first quarter of 2017. Premiums for the Company for the three months ended March 31, 2017 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 48.6% of our consolidated gross written premiums) for the three months ended March 31, 2017 increased 32.7% over the prior year. Gross written premiums excluding commercial auto policies increased 10.8%, as policy submissions excluding commercial auto policies were 10.5% higher and 5.0% more policies were bound in the three months ended March 31, 2017 than in the three months ended March 31, 2016. Average premiums for non-commercial auto policies bound in the three months ended March 31, 2017 were 7.4% higher than for those bound in the three months ended March 31, 2016. For the three months ended March 31, 2017, the increase in gross written premiums compared to the comparable period in 2016 was most notable in our:

•	Commercial Auto division (representing 38.6% of this segment’s 2017 business), which increased by $20.3 million or (93.8%). This division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

•	Manufacturers and Contractors division (representing 20.2% of this segment’s 2017 business) which increased $2.4 million (or 12.3%).

•	Excess Casualty division (representing 8.7% of this segment’s 2017 business) which increased $2.3 million (or 31.1%).

•	Allied Health division (representing 6.3% of this segment’s 2017 business) which increased $1.5 million (or 28.1%).

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.3% of our consolidated gross written premiums for the three months ended March 31, 2017) are as follows:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)

Workers’ compensation premium	$10,635	$9,354	13.7%
Audit premiums on workers’ compensation policies	637	665	(4.2)%
Allocation of involuntary workers’ compensation pool	527	665	(20.8)%
Total workers’ compensation premium	11,799	10,684	10.4%
Fronting and program premium	60,665	18,003	237.0%
Total	$72,464	$28,687	152.6%

It is our policy to audit the payroll for each expired workers’ compensation policy in the Specialty Admitted Insurance segment to determine the difference between the original estimated payroll at the time the policy was written and the final actual payroll of the insured after the policy is completed. Audit premiums increased both written and earned premiums during the three months ended March 31, 2017 by $637,000 compared to $665,000 in the three months ended March 31, 2016.

A significant portion of the fronting and program business is ceded to third party reinsurers and grew largely due to the June 2016 addition of a significant fronting contract. As a result, our net written premium for this segment increased by less than our gross written premiums, increasing 38.4% for the three months ended March 31, 2017.

Gross written premiums for the Casualty Reinsurance segment (which represents 19.1% of our consolidated gross written premiums) increased 91.8% to $42.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This premium increase is due primarily to $10.2 million of written premiums on new business in the quarter coupled with the renewal of a majority of the accounts written in the first quarter of 2016. One renewal had an increase in written premium of $6.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2017	2016

Excess and Surplus Lines	89.0%	87.1%
Specialty Admitted Insurance	24.9%	45.5%
Casualty Reinsurance	100.4%	100.2%
Total	70.4%	80.3%

The net premium retention for the Excess and Surplus Lines segment increased from 87.1% in the first quarter of 2016 to 89.0% in the first quarter of 2017 due to both increased retention and increased premium on our commercial auto business.

The net premium retention for the Specialty Admitted Insurance segment decreased from 45.5% for the three months ended March 31, 2016 to 24.9% for the three months ended March 31, 2017. The decrease is driven by the 237.0% growth in the segment’s fronting and program business, which generally has much lower net premium retention than our workers’ compensation business. This growth was largely due to the July 2016 addition of a significant fronting contract. For the three months ended March 31, 2017, the net retention on the segment’s fronting and program business was 12.2% (18.8% in the three months ended March 31, 2016), while the net retention on the workers’ compensation business was 90.5% (90.5% in the three months ended March 31, 2016).

The net retention for the Casualty Reinsurance segment for the three months ended March 31, 2017 and 2016 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2017	2016

Excess and Surplus Lines	90.6%	85.9%
Specialty Admitted Insurance	94.8%	95.8%
Casualty Reinsurance	97.5%	99.2%
Total	97.2%	95.9%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)
Gross written premiums	$108,995	$82,108	32.7%
Net written premiums	$96,971	$71,535	35.6%

Net earned premiums	$93,849	$65,505	43.3%
Losses and loss adjustment expenses	(66,568)	(40,663)	63.7%
Underwriting expenses	(18,481)	(15,638)	18.2%
Underwriting profit (1), (2)	$8,800	$9,204	(4.4)%

Ratios:
Loss ratio	70.9%	62.1%	–
Expense ratio	19.7%	23.9%	–
Combined ratio	90.6%	85.9%	–

(1)	See – “Reconciliation of Non-GAAP Measures”

(2)	Underwriting results include fee income of $3.8 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

The combined ratio of the Excess and Surplus Lines segment for the three months ended March 31, 2017 was 90.6%, comprised of a loss ratio of 70.9% and an expense ratio of 19.7%. The combined ratio for the three months ended March 31, 2016 was 85.9%, comprised of a loss ratio of 62.1% and an expense ratio of 23.9%.

The loss ratio of 70.9% for the three months ended March 31, 2017 includes $3.2 million, or 3.4 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The loss ratio of 62.1% for the three months ended March 31, 2016 includes $4.4 million, or 6.7 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects continuing positive loss trends.

The expense ratio for this segment dropped from 23.9% for the three months ended March 31, 2016 to 19.7% for the three months ended March 31, 2017 due to a 43.3% increase in net earned premium from $65.5 million for three months ended March 31, 2016 to $93.8 million for the three months ended March 31, 2017. Fee income also reduced our expense ratio by 3.5 percentage points in the first quarter of 2016 and by 4.1 percentage points in the first quarter of 2017 as it grew from $2.3 million for the three months ended March 31, 2016 to $3.8 million for the three months ended March 31, 2017.

The reduced expense ratio and higher loss ratio in this segment is due to the increase in commercial auto premium as a percentage of the Excess and Surplus Lines segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 38.6% of the segment’s gross written premium for the first quarter of 2017 and is up from 26.4% for the first quarter of 2016.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 4.4% from $9.2 million for the three months ended March 31, 2016 to $8.8 million for the three months ended March 31, 2017.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)
Gross written premiums	$72,464	$28,687	152.6%
Net written premiums	$18,059	$13,046	38.4%

Net earned premiums	$16,253	$11,405	42.5%
Losses and loss adjustment expenses	(9,981)	(6,600)	51.2%
Underwriting expenses	(5,430)	(4,330)	25.4%
Underwriting profit (loss) (1), (2)	$842	$475	77.3%

Ratios:
Loss ratio	61.4%	57.9%	–
Expense ratio	33.4%	38.0%	–
Combined ratio	94.8%	95.8%	–

(1)	See – “Reconciliation of Non-GAAP Measures.”
(2)	Underwriting results include fee income of $2.1 million and $820,000 for the three months ended March 31, 2017 and 2016, respectively.

The combined ratio of the Specialty Admitted Insurance segment for the three months ended March 31, 2017 was 94.8%, comprised of a loss ratio of 61.4% and an expense ratio of 33.4%. This compares to the prior year’s combined ratio of 95.8%, comprised of a loss ratio of 57.9% and an expense ratio of 38.0%.

The loss ratio for the three months ended March 31, 2017 includes $42,000, or 0.3 percentage points, of net favorable reserve development on prior accident years. The loss ratio for the three months ended March 31, 2016 includes $311,000, or 2.7 percentage points, of net favorable reserve development on prior accident years. The favorable reserve development in both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of 33.4% for the three months ended March 31, 2017 declined from 38.0% in the prior year. The expense ratio declined in 2017 for this segment due to a 134.0% increase in net earned premium for the fronting and program business from $3.1 million for the three months ended March 31, 2016 to $7.2 million for the three months ended March 31, 2017 as it continued to improve scale. Gross written premiums on fronting and program business grew from $18.0 million in the first quarter of 2016 to $60.7 million for the three months ended March 31, 2017. In addition, fee income on fronting and program business reduced the expense ratio by 12.6 percentage points in the three months ended March 31, 2017 compared to 7.2 percentage points in the three months ended March 31, 2016.

As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment improved from $475,000 for the three months ended March 31, 2016 to $842,000 for the three months ended March 31, 2017.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2017	2016	Change
	($ in thousands)
Gross written premiums	$42,720	$22,276	91.8%
Net written premiums	$42,880	$22,320	92.1%

Net earned premiums	$44,585	$40,220	10.9%
Losses and loss adjustment expenses	(28,820)	(26,243)	9.8%
Underwriting expenses	(14,672)	(13,643)	7.5%
Underwriting gain (1)	$1,093	$334	227.2%

Ratios:
Loss ratio	64.6%	65.2%	–
Expense ratio	32.9%	33.9%	–
Combined ratio	97.5%	99.2%	–

(1)	See – “Reconciliation of Non-GAAP Measures.”

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three months ended March 31, 2017 was 97.5%, comprised of a loss ratio of 64.6% and an expense ratio of 32.9%. In the prior year, the combined ratio for the first quarter was 99.2%, comprised of a loss ratio of 65.2% and an expense ratio of 33.9%.

The loss ratio for the three months ended March 31, 2017 includes $145,000, or 0.3 percentage points, of net favorable reserve development in our loss estimates for prior accident years. The loss ratio for the three months ended March 31, 2016 includes $37,000, or 0.1 percentage points, of adverse reserve development in our loss estimates for prior accident years.

The expense ratio for this segment decreased from 33.9% for the three months ended March 31, 2016 to 32.9% for the three months ended March 31, 2017 as the 10.9% growth in net earned premiums exceeded the 7.5% growth in underwriting expenses.

As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting gain of $1.1 million for the three months ended March 31, 2017 and $334,000 for the three months ended March 31, 2016.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2017 was $980.6 million. Of this amount, 66.9% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2016. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2017
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$154,404	$436,272	$590,676
Specialty Admitted Insurance	66,335	84,927	151,262
Casualty Reinsurance	104,143	134,482	238,625
Total	$324,882	$655,681	$980,563

At March 31, 2016, the amount of net reserves of $791.8 million that related to IBNR was 65.7%. This amount was 66.9% at December 31, 2016. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2017
	Case	IBNR	Total
	(in thousands)
Excess and Surplus Lines	$141,260	$356,095	$497,355
Specialty Admitted Insurance	31,199	32,800	63,999
Casualty Reinsurance	98,870	131,557	230,427
Total	$271,329	$520,452	$791,781

Other Operating Expenses

In addition to the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, and the Casualty Reinsurance segment, discussed previously, other operating expenses also includes the expenses of the Corporate and Other segment.

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

For the three months ended March 31, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $6.5 million and $5.3 million, respectively. The increase in these expenses was primarily related to increases in stock compensation expense resulting from the options and restricted stock units granted in February 2017.

Investing Results

Net investment income for the three months ended March 31, 2017 and 2016 was $16.7 million and $11.3 million, respectively. The change in our net investment income is as follows:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Renewable energy LLCs	$5,594	$681	721.4%
Other private investments	468	486	(3.7)%
Other invested assets	6,062	1,167	419.5%
All other net investment income	10,671	10,105	5.6%
Total net investment income	$16,733	$11,272	48.4%

The higher net investment income was driven by the performance of the Company’s renewable energy investments. Net investment income from renewable energy investments increased from $681,000 in the three months ended March 31, 2016 to $5.6 million in the three months ended March 31, 2017. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholders, and together, the carrying value of these investments was $31.1 million at March 31, 2017. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by $566,000 (5.6%) over the first quarter of the prior year to $10.7 million (from $10.1 million). This increase in net investment income was partially due to a 6.9% increase in our average cash and invested assets in the first quarter of 2017 compared to the first quarter of 2016. The average duration of our fixed maturity portfolio was 3.5 years at March 31, 2017.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Fixed maturity securities	$6,578	$6,535
Bank loan participations	3,612	2,981
Equity securities	1,228	1,412
Other invested assets	6,062	1,167
Cash, cash equivalents, and short-term investments	254	117
Trading gains	3	12
Gross investment income	17,737	12,224
Investment expense	(1,004)	(952)
Net investment income	$16,733	$11,272

The following table summarizes our investment returns:

	Three Months Ended
	March 31,
	2017	2016

Annualized gross investment yield on:
Average cash and invested assets	4.9%	3.6%
Average fixed maturity securities	3.4%	3.4%

Of our total cash and invested assets of $1,457.7 million at March 31, 2017, $94.2 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,021.2 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $224.2 million of bank loan participations, $53.4 million of short-term investments, $59.6 million of other invested assets, and $5.1 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $224.2 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $639,000. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2017 and December 31, 2016, the fair market value of these securities was $223.7 million and $203.1 million, respectively.

For the three months ended March 31, 2017, we recognized net realized investment gains of $1.0 million. In the first quarter of 2017, net realized investment gains are principally comprised of $420,000 of gains on the sale of bank loan securities, $409,000 of gains on the sale of equity securities and $177,000 of gains from a reduction in our bank loan credit allowance.

For the three months ended March 31, 2016, we recognized net realized investment gains of $547,000. These realized investment gains included $841,000 of net realized investment gains recognized on the sale of fixed maturities. These realized investment gains were partially offset by $352,000 in impairment losses primarily related to our investment exposure to certain oil and gas loans in the energy sector.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.

At March 31, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the company’s ability to meet the debt obligations held by the Company. Management concluded that the loan was impaired at March 31, 2017. At March 31, 2017, the loan had a carrying value of $1.4 million, unpaid principal of $1.6 million, and an allowance for credit losses of $146,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been negatively impacted by declining energy prices. At March 31, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.9 million and an unrealized loss of $1.4 million. All of the loans were current at March 31, 2017. Management concluded that two of these loans were impaired as of March 31, 2017. At March 31, 2017, the two impaired loans had a carrying value of $2.0 million, unpaid principal of $2.5 million and an allowance for credit losses of $411,000. Management also concluded that one non-energy sector loan was impaired at March 31, 2017. The loan had a carrying value of $630,000, unpaid principal of $712,000, and an allowance for credit losses of $82,000. The aggregate allowance for credit losses was $639,000 at March 31, 2017 on four impaired loans with a total carrying value of $4.0 million and unpaid principal of $4.8 million.

At March 31, 2017, 99.4% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2017 had an aggregate fair value of $5.6 million and an aggregate net unrealized gain of $254,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at March 31, 2017 had experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at March 31, 2017 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	March 31, 2017			December 31, 2016
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$107,019	$111,209	10.9%	$101,793	$105,841	10.4%
Residential mortgage-backed	145,415	143,462	14.0%	152,703	150,798	14.8%
Corporate	379,076	380,101	37.2%	379,727	378,448	37.2%
Commercial mortgage and asset-backed	172,092	172,197	16.9%	167,967	168,047	16.5%
Obligations of U.S. government corporations and agencies	62,493	62,554	6.1%	64,823	65,014	6.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,242	70,168	6.9%	71,174	71,120	7.0%
Redeemable preferred stock	2,025	1,996	0.2%	2,025	1,809	0.2%
Total	938,362	941,687	92.2%	940,212	941,077	92.5%
Equity securities:
Preferred stock	61,784	67,104	6.6%	61,806	64,827	6.4%
Common stock	12,747	12,363	1.2%	12,747	11,574	1.1%
Total	74,531	79,467	7.8%	74,553	76,401	7.5%
Total investments	$1,012,893	$1,021,154	100.0%	$1,014,765	$1,017,478	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of March 31, 2017:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$170,206	18.0%
AA	384,915	40.7%
A	289,525	30.6%
BBB	96,543	10.2%
BB	1,576	0.2%
Below BB and unrated	3,988	0.3%
Total	$946,753	100.0%

At March 31, 2017, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $376.9 million. A summary of these securities by industry segment is shown below as of March 31, 2017:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$275,587	73.1%
Financial	42,264	11.2%
Utilities	59,034	15.7%
Total	$376,885	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of March 31, 2017:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$346,900	92.0%
Privately placed	29,985	8.0%
Total	$376,885	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2017
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$98,952	$99,404	10.6%
After one year through five years	232,153	233,770	24.9%
After five years through ten years	172,470	171,838	18.2%
After ten years	115,255	119,020	12.6%
Residential mortgage-backed	145,415	143,462	15.2%
Commercial mortgage and asset-backed	172,092	172,197	18.3%
Redeemable preferred stock	2,025	1,996	0.2%
Total	$938,362	$941,687	100.0%

At March 31, 2017, the Company had no investments in securitizations of alternative-A mortgages, sub-prime mortgages, or collateralized debt obligations.

Interest Expense

Interest expense was $2.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. See “— Liquidity and Capital Resources —Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended March 31, 2017 and 2016.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 10.9% and 9.6% of our available-for-sale securities at March 31, 2017 and 2016, respectively) and dividends received income. For the three months ended March 31, 2017 and 2016, our U.S. federal income tax expense was 7.7% and 10.4% of income before taxes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We are organized as a Bermuda holding company with our operations conducted by our wholly-owned subsidiaries. Accordingly, our holding company may receive cash through loans from banks, issuance of equity and debt securities, corporate service fees or dividends received from our subsidiaries, and/or other transactions. Our U.S. holding company may receive cash in a similar manner and also through payments from our subsidiaries pursuant to our U.S. consolidated tax allocation agreement.

The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends and return of capital available to us from JRG Re in 2017 is calculated to be approximately $105.1 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2017 without regulatory approval is $18.5 million.

At March 31, 2017, the Bermuda holding company had $2.2 million of cash and cash equivalents. The US holding company had $79.5 million of cash and invested assets, comprised of cash and cash equivalents of $6.4 million, fixed maturity securities of $5.1 million, short-term investments of $29.7 million, and other invested assets of $38.3 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than one thousand dollars at March 31, 2017.

Our net written premium to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended March 31, 2017 and 2016, our annualized net written premium to surplus ratio was 1.0 to 1.0 and 0.7 to 1.0, respectively.

The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at March 31, 2017:

•	A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2017, the Company had $45.2 million of letters of credit issued under the secured facility.

•	A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin of 1.625%, which is subject to change according to terms in the credit agreement. At March 31, 2017, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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

The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at March 31, 2017.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2017 (including the Company’s repurchases of a portion of these trust preferred securities):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2017. All of these securities are currently redeemable at par.

At March 31, 2017 and December 31, 2016, the ratio of total debt outstanding to total capitalization (defined as total debt plus total stockholders’ equity) was 21.4% and 21.7%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance

Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risk in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2017 and 2016, our net premium retention was 70.4% and 80.3%, respectively.

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of March 31, 2017:

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

Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business and fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $4.0 million in excess of $1.0 million per occurrence to manage exposure to an approximate 1,000 year PML. The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2017:

Line of Business	Coverage

Casualty
Workers’ Compensation – Individual Risk	Quota share coverage for 50% of the first $600,000 per occurrence and excess of loss coverage for $29.4 million in excess of $600,000.
Workers’ Compensation – Program	Quota share coverage for 87.5% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.
Commercial Auto – Program	Quota share coverage for 75% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 65% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 85% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $4.0 million in excess of $1.0 million.

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

The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At March 31, 2017, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At March 31, 2017, we had reinsurance recoverables on unpaid losses of $188.8 million and reinsurance recoverables on paid losses of $5.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Credit Risk on Amounts Recoverable from an Indemnifying Party

The Company is also exposed to credit risk relating to insurance contracts with an insured in which the Company pays losses and loss adjustment expenses on the contract. The Company has an indemnity agreement with this insured and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured party (a non-insurance entity). The insured party is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the unpaid losses and loss adjustment expenses related to the contracts. At March 31, 2017, the cash collateral held by the Company from this insured exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a growing relationship, and as such, there is an exposure to reported losses on this contract growing at a faster pace than growth in our collateral from the insured. To mitigate this risk, we closely monitor our exposure compared to our collateral held, and we request additional collateral from the insured when our analysis indicates that we have uncollateralized exposure. Based on our relationship with the insured and the cash collateral held, management does not believe that this credit exposure is material.

Cash Flows

Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$16,112	$1,810
Investing activities	(22,067)	(10,473)
Financing activities	(9,605)	(5,618)
Change in cash and cash equivalents	$(15,560)	$(14,281)

Cash provided by operating activities increased from $1.8 million for the three months ended March 31, 2016 to $16.1 million for the three months ended March 31, 2017. The growth in cash provided by operating activities reflects a $5.6 million increase in net income for the three months ended March 31, 2017 compared to the same period in 2016. In addition, the growth in claims receivable on commercial auto policies was only $730,000 in the three months ended March 31, 2017 compared to $6.1 million in the three months ended March 31, 2016. This receivable represents reimbursements of claims due to us for payments of claims that we have made to insureds. The reimbursements of these claims typically lags our payment of the claims to insureds by approximately sixty days, so a decrease in the growth in this receivable has a favorable impact on our cash provided by operating activities in the first quarter of 2017 compared to the first quarter of the prior year.

Cash used in financing activities in the first quarter of 2017 included $8.9 million of dividends paid to shareholders. Cash used in financing activities in the first quarter of 2016 included $5.8 million of dividends paid to shareholders.

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

EQUITY

Equity Awards

For the three months ended March 31, 2017 and 2016, the Company recognized $1.8 million and $1.2 million, respectively, of share based compensation expense. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.2 years at March 31, 2017 is $12.1 million. There were 97,211 and 80,616 options exercised during the three months ended March 31, 2017 and 2016, respectively. Additionally, 37,485 RSUs vested during the three months ended March 31, 2017. The Company granted 117,879 and 58,663 restricted stock units (“RSUs”) during the three months ended March 31, 2017 and 2016, respectively. The RSUs vest over one to three years. The Company granted 195,509 and 706,203 options with an exercise price of $42.17 and $32.07 during the three months ended March 31, 2017 and 2016, respectively.

RECONCILIATION OF NON-GAAP MEASURES

Reconciliation of Underwriting Profit (Loss)

We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. Our definition of underwriting profit may not be comparable to that of other companies.

The following table reconciles the underwriting profit (loss) by individual segment and of the Company as a whole to consolidated income before U.S. Federal income taxes:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Underwriting profit of the operating segments:
Excess and Surplus Lines	$8,800	$9,204
Specialty Admitted Insurance	842	475
Casualty Reinsurance	1,093	334
Total underwriting profit of operating segments	10,735	10,013
Other operating expenses of the Corporate and Other segment	(6,461)	(5,252)
Underwriting profit (1)	4,274	4,761
Net investment income	16,733	11,272
Net realized investment gains	1,047	547
Other income and expense	200	76
Interest expense	(2,123)	(2,174)
Amortization of intangible assets	(149)	(149)
Income before taxes	$19,982	$14,333

(1)	Included in underwriting results for the three months ended March 31, 2017 and 2016, is fee income of $5.9 million and $3.1 million, respectively.

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

Our income before taxes and net income for the three months ended March 31, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)

Income as reported	$19,982	$18,450	$14,333	$12,837
Net realized investment gains	(1,047)	(834)	(547)	(307)
Other expenses	(114)	(100)	(12)	(8)
Interest expense on leased building the Company is deemed to own for accounting purposes	312	203	486	316
Adjusted net operating income	$19,133	$17,719	$14,260	$12,838

Tangible Equity and Tangible Equity per Share

One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the three months ended March 31, 2017, we increased our tangible equity per share by 2.9%. Absent the $8.9 million in dividends paid to shareholders in the three months ended March 31, 2017, our tangible book value per share grew by 4.8% for the quarter. Using a five-quarter average methodology to determine our average shareholders’ equity, our operating return on tangible shareholders’ equity was 14.3% for the three months ended March 31, 2017.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. We use tangible equity internally to evaluate the strength of our consolidated balance sheet and to compare returns relative to this measure. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Equity	Equity per Share	Equity	Equity per Share
	(in thousands)

Shareholders’ equity	$708,260	$24.14	$693,221	$23.69
Less:
Goodwill	181,831	6.20	181,831	6.21
Intangible assets	38,782	1.32	38,931	1.33
Tangible equity	$487,647	$16.62	$472,459	$16.15

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

There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

James River Group Holdings, Ltd.

Date: May 5, 2017	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Sarah C. Doran
Sarah C. Doran
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

10.10

Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

Exhibit Number	Description
10.11	Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.14	James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15	Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16	Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.17	James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd., James River Group, Inc. and J. Adam Abram (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19	Amended and Restated Employment Agreement dated November 18, 2014 among James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.20 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20

Letter Agreement, dated December 19, 2016, among James River Group Holdings, Ltd., James River Group, Inc. and Sarah Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.21

Separation and Release Agreement, dated November 14, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Gregg Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2016, Commission File No. 001-36777)*

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

