Form 10-Q
period 2017-06-30
James River Group Holdings, Ltd.
filed 2017-08-04
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at August 2, 2017: 29,518,045

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various risks and uncertainties, many of which are beyond our control, including, among others:

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

•	the Company or any of its foreign subsidiaries becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended;

•	changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed with the SEC on March 10, 2017.

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2017	December 31, 2016
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2017 – $972,856; 2016 – $940,212)	$982,133	$941,077
Trading, at fair value (amortized cost: 2017 – $3,802; 2016 – $5,052)	3,814	5,063
Equity securities available-for-sale, at fair value (cost: 2017 – $74,508; 2016 – $74,553)	81,357	76,401
Bank loan participations held-for-investment, at amortized cost, net of allowance	241,516	203,526
Short-term investments	41,348	50,844
Other invested assets	65,481	55,419
Total invested assets	1,415,649	1,332,330

Cash and cash equivalents	87,771	109,784
Accrued investment income	6,802	7,246
Premiums receivable and agents’ balances, net	329,519	265,315
Reinsurance recoverable on unpaid losses	221,553	182,737
Reinsurance recoverable on paid losses	8,422	2,877
Prepaid reinsurance premiums	95,722	90,147
Deferred policy acquisition costs	69,382	64,789
Intangible assets, net	38,633	38,931
Goodwill	181,831	181,831
Other assets	76,769	70,546
Total assets	$2,532,053	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2017	December 31, 2016
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,061,061	$943,865
Unearned premiums	420,997	390,563
Payables to reinsurers	50,799	39,899
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	35,123	36,884
Other liabilities	51,999	49,746
Total liabilities	1,812,334	1,653,312
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2017 and 2016: $0.0002 par value; 200,000,000 shares authorized; 29,467,647 and 29,257,566 shares issued and outstanding, respectively	6	6
Preferred Shares – 2017 and 2016: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	637,349	636,856
Retained earnings	70,495	55,232
Accumulated other comprehensive income	11,869	1,127
Total shareholders’ equity	719,719	693,221
Total liabilities and shareholders’ equity	$2,532,053	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share amounts)
Revenues
Gross written premiums	$281,475	$170,671	$505,654	$303,742
Ceded written premiums	(73,651)	(37,613)	(139,920)	(63,783)
Net written premiums	207,824	133,058	365,734	239,959
Change in net unearned premiums	(23,747)	(14,503)	(26,970)	(4,274)
Net earned premiums	184,077	118,555	338,764	235,685
Net investment income	13,714	11,553	30,447	22,825
Net realized investment gains	307	1,619	1,354	2,166
Other income	4,296	2,784	8,231	5,164
Total revenues	202,394	134,511	378,796	265,840
Expenses
Losses and loss adjustment expenses	131,084	76,659	236,453	150,165
Other operating expenses	53,036	39,974	101,929	81,153
Other expenses	346	91	232	79
Interest expense	2,224	2,041	4,347	4,215
Amortization of intangible assets	149	149	298	298
Total expenses	186,839	118,914	343,259	235,910
Income before taxes	15,555	15,597	35,537	29,930
Income tax expense	1,014	1,001	2,546	2,497
Net income	14,541	14,596	32,991	27,433
Other comprehensive income:
Net unrealized gains, net of taxes of $1,157 and $2,671 in 2017 and $1,987 and $2,644 in 2016	6,708	12,792	10,742	28,412
Total comprehensive income	$21,249	$27,388	$43,733	$55,845
Per share data:
Basic earnings per share	0.49	0.50	1.12	0.95
Diluted earnings per share	0.48	0.49	1.09	0.92
Dividend declared per share	0.30	0.20	0.60	0.40
Weighted-average common shares outstanding:
Basic	29,406,877	29,035,512	29,348,557	28,994,260
Diluted	30,307,099	29,825,914	30,317,585	29,784,083

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	—	—	—	27,433	—	27,433
Other comprehensive income	—	—	—	—	28,412	28,412
Dividends	—	—	—	(11,722)	—	(11,722)
Exercise of stock options and related excess tax benefits	149,949	—	2,050	—	—	2,050
Compensation expense under stock incentive plans	—	—	2,687	—	—	2,687
Balances at June 30, 2016	29,091,496	$6	$635,557	$62,737	$31,598	$729,898
Balances at December 31, 2016	29,257,566	$6	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	32,991	—	32,991
Other comprehensive income	—	—	—	—	10,742	10,742
Dividends	—	—	—	(17,728)	—	(17,728)
Exercise of stock options	185,159	—	(2,458)	—	—	(2,458)
Vesting of restricted share units	24,922	—	(627)	—	—	(627)
Compensation expense under stock incentive plans	—	—	3,578	—	—	3,578
Balances at June 30, 2017	29,467,647	$6	$637,349	$70,495	$11,869	$719,719

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net cash provided by operating activities	$65,326	$30,770
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(196,208)	(157,918)
Sales – fixed maturity securities	33,723	68,049
Maturities and calls – fixed maturity securities	128,640	52,728
Purchases – equity securities	—	(3,000)
Sales – equity securities	409	—
Bank loan participations:
Purchases	(144,172)	(51,304)
Sales	79,959	5,360
Maturities	28,638	33,304
Other invested assets:
Purchases	(6,322)	(1,000)
Return of Capital	—	985
Maturities and repayments	—	6,500
Short-term investments, net	9,496	4,364
Securities receivable or payable, net	1,205	(1,598)
Purchases of property and equipment	(1,426)	(1,858)
Net cash used in investing activities	(66,058)	(45,388)
Financing activities
Dividends paid	(17,729)	(11,604)
Issuance of common shares under equity incentive plans	868	1,743
Common share repurchases	(3,953)	(716)
Repayments of financing obligations net of proceeds	(467)	(557)
Net cash used in financing activities	(21,281)	(11,134)
Change in cash and cash equivalents	(22,013)	(25,752)
Cash and cash equivalents at beginning of period	109,784	106,406
Cash and cash equivalents at end of period	$87,771	$80,654
Supplemental information
Interest paid	$4,329	$3,973

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

•
James River Group is a Delaware domiciled insurance holding company formed in 2002 which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.

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

The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $30.6 million and $27.1 million as of June 30, 2017 and December 31, 2016, respectively, representing the Company’s maximum exposure to loss.

Adopted Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the six months ended June 30, 2016, net cash provided by operating activities increased by $1.0 million and net cash used in financing activities was increased by $1.0 million for the adoption of ASU 2016-09. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated income statements.

Prospective Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is currently evaluating ASU 2014-09 to determine the potential impact that adopting this standard will have on reported fee income. As part of this evaluation, the Company is completing a review of its contracts and assessing the impact the new standard will have on our disclosures and internal controls. The Company does not believe adoption will have a material impact on its consolidated financial statements. The Company plans to adopt this ASU using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first quarter of 2018. The Company is in the process of drafting an updated accounting policy for revenue recognition, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.

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

2.    Investments

The Company’s available-for-sale investments are summarized as follows:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
Fixed maturity securities:
State and municipal	$124,955	$5,865	$(432)	$130,388
Residential mortgage-backed	139,809	1,001	(2,327)	138,483
Corporate	398,049	7,017	(2,282)	402,784
Commercial mortgage and asset-backed	178,248	1,024	(523)	178,749
Obligations of U.S. government corporations and agencies	62,464	109	(141)	62,432
U.S. Treasury securities and obligations guaranteed by the U.S. government	67,306	93	(190)	67,209
Redeemable preferred stock	2,025	63	—	2,088
Total fixed maturity securities	972,856	15,172	(5,895)	982,133
Equity securities	74,508	8,288	(1,439)	81,357
Total investments available-for-sale	$1,047,364	$23,460	$(7,334)	$1,063,490
December 31, 2016
Fixed maturity securities:
State and municipal	$101,793	$5,032	$(984)	$105,841
Residential mortgage-backed	152,703	1,070	(2,975)	150,798
Corporate	379,727	4,382	(5,661)	378,448
Commercial mortgage and asset-backed	167,967	906	(826)	168,047
Obligations of U.S. government corporations and agencies	64,823	276	(85)	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	131	(185)	71,120
Redeemable preferred stock	2,025	—	(216)	1,809
Total fixed maturity securities	940,212	11,797	(10,932)	941,077
Equity securities	74,553	4,503	(2,655)	76,401
Total investments available-for-sale	$1,014,765	$16,300	$(13,587)	$1,017,478

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2017 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$100,713	$100,916
After one year through five years	246,589	248,690
After five years through ten years	184,543	185,759
After ten years	120,929	127,448
Residential mortgage-backed	139,809	138,483
Commercial mortgage and asset-backed	178,248	178,749
Redeemable preferred stock	2,025	2,088
Total	$972,856	$982,133

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2017
Fixed maturity securities:
State and municipal	$21,105	$(409)	$707	$(23)	$21,812	$(432)
Residential mortgage-backed	79,778	(1,143)	29,827	(1,184)	109,605	(2,327)
Corporate	138,683	(2,111)	1,617	(171)	140,300	(2,282)
Commercial mortgage and asset-backed	50,374	(518)	4,997	(5)	55,371	(523)
Obligations of U.S. government corporations and agencies	52,122	(141)	—	—	52,122	(141)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,254	(190)	—	—	48,254	(190)
Total fixed maturity securities	390,316	(4,512)	37,148	(1,383)	427,464	(5,895)
Equity securities	2,828	(46)	6,749	(1,393)	9,577	(1,439)
Total investments available-for-sale	$393,144	$(4,558)	$43,897	$(2,776)	$437,041	$(7,334)
December 31, 2016
Fixed maturity securities:
State and municipal	$28,398	$(984)	$—	$—	$28,398	$(984)
Residential mortgage-backed	93,242	(1,548)	32,330	(1,427)	125,572	(2,975)
Corporate	199,841	(4,212)	8,477	(1,449)	208,318	(5,661)
Commercial mortgage and asset-backed	47,990	(799)	7,195	(27)	55,185	(826)
Obligations of U.S. government corporations and agencies	50,573	(85)	—	—	50,573	(85)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,989	(185)	—	—	48,989	(185)
Redeemable preferred stock	1,809	(216)	—	—	1,809	(216)
Total fixed maturity securities	470,842	(8,029)	48,002	(2,903)	518,844	(10,932)
Equity securities	21,345	(1,071)	6,558	(1,584)	27,903	(2,655)
Total investments available-for-sale	$492,187	$(9,100)	$54,560	$(4,487)	$546,747	$(13,587)

The Company held securities of 138 issuers that were in an unrealized loss position at June 30, 2017 with a total fair value of $437.0 million and gross unrealized losses of $7.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At June 30, 2017, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2017 had an aggregate fair value of $2.4 million and an aggregate net unrealized gain of $204,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2017 or December 31, 2016 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at June 30, 2017 or December 31, 2016 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the company’s ability to meet the debt obligations held by the Company. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Management concluded that the loan, which matures in November 2017, was impaired at June 30, 2017. The loan had a carrying value of $1.0 million, unpaid principal of $1.2 million, and an allowance for credit losses of $110,000 at June 30, 2017. At December 31, 2016, the loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At June 30, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.7 million and an unrealized loss of $1.7 million. All of the loans were current at June 30, 2017. Management concluded that two of these loans were impaired as of June 30, 2017. At June 30, 2017, the two impaired loans had a carrying value of $2.0 million, unpaid principal of $2.5 million and an allowance for credit losses of $469,000. At December 31, 2016, one loan was impaired with a carrying value of $1.6 million, unpaid principal of $2.2 million and an allowance for credit losses of $545,000.

Management also concluded that one non-energy sector loan was impaired at June 30, 2017. The loan had a carrying value of $583,000, unpaid principal of $710,000, and an allowance for credit losses of $127,000. At December 31, 2016, three non-energy sector loans were impaired with a total carrying value of $3.2 million, unpaid principal of $3.5 million, and an allowance for credit losses of $221,000.

The aggregate allowance for credit losses was $705,000 at June 30, 2017 on impaired loans from four issuers with a total carrying value of $3.6 million and unpaid principal of $4.4 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on impaired loans from five issuers with a total carrying value of $6.5 million and unpaid principal of $7.6 million. The aggregate allowance for credit losses on impaired loans was $3.7 million at June 30, 2016 and $4.3 million at December 31, 2015.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2017 or December 31, 2016.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The average recorded investment in impaired bank loans was $5.0 million and $5.6 million during the six months ended June 30, 2017 and 2016, respectively. Investment income of $179,000 and $170,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $42,000 and net realized investment gains of $135,000 in the three months and six months ended June 30, 2017, respectively, for changes in the fair value of impaired bank loans. For the three months and six months ended June 30, 2016, the Company recorded net realized investment gains of $913,000 and $610,000, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months and six months ended June 30, 2017 includes $1,000 of net trading losses and $1,000 of net trading gains, respectively, of which $2,000 of net trading losses and $1,000 of net trading gains relate to securities still held at June 30, 2017, respectively.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturity securities:
Gross realized gains	$18	$568	$356	$1,410
Gross realized losses	(31)	(1)	(327)	(2)
	(13)	567	29	1,408
Bank loan participations:
Gross realized gains	471	1,133	1,607	1,193
Gross realized losses	(150)	(81)	(689)	(433)
	321	1,052	918	760
Equity securities:
Gross realized gains	—	—	409	—
Gross realized losses	—	—	—	—
	—	—	409	—
Short-term investments and other:
Gross realized gains	—	1	—	1
Gross realized losses	(1)	(1)	(2)	(3)
	(1)	—	(2)	(2)
Total	$307	$1,619	$1,354	$2,166

Realized investment gains or losses are determined on a specific identification basis.

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

			Investment Income
	Carrying Value
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Renewable energy LLCs (a)	$30,572	$27,067	$1,521	$(1,451)	$7,115	$(769)
Renewable energy notes receivable (b)	5,688	—	49	207	49	450
Limited partnerships (c)	24,721	23,852	703	1,680	1,085	1,836
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$65,481	$55,419	$2,359	$522	$8,421	$1,689

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $3.6 million and $1.5 million in the six months ended June 30, 2017 and 2016, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. In June 2017, the Company invested $5.7 million in a note with an affiliate of the Company’s largest shareholder. Interest on the note, which matures in 2021, is fixed at 15.0%. The Company is committed to investing another $3.1 million in the note and commitment fees of 2.5% are earned on the unfunded commitment. Interest income on the note was $49,000 for the three and six months ended June 30, 2017. The Company’s Chairman and Chief Executive Officer and one of the Company’s directors are also lenders on this project. In May 2016, the outstanding principal on a $6.5 million note was fully repaid. Income prior to repayment of the note was $207,000 and $450,000 for the three and six months ended June 30, 2016, respectively. This note was also with an affiliate of the Company's largest shareholder.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $2.8 million at June 30, 2017. The Company recognized investment income of $220,000 and $235,000 on the investment for the six months ended June 30, 2017 and 2016, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $21.9 million at June 30, 2017. Investment income of $865,000 and $1.6 million was recognized on the investments for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $625,000 in a limited partnership that invests in loans of middle market private equity sponsored companies.

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $172,000 in both six months ended June 30, 2017 and 2016. The Company’s Chairman and Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At June 30, 2017, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $5.0 million at June 30, 2017, is classified as an available-for-sale fixed maturity.

Realized investments gains of $409,000 were recognized in the six months ended June 30, 2017 related to the sale of common shares of the bank holding company. Income of $233,000 was recognized on the shares for the six months ended June 30, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2017, is carried as a short-term investment. Interest income of $1,000 was recognized on this investment for both the six months ended June 30, 2017 and 2016.

3.    Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2017 and December 31, 2016.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

		June 30, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,342	11,611	4,044
Identifiable intangible assets subject to amortization		11,611	4,342	11,611	4,044
		$42,975	$4,342	$42,975	$4,044

4.    Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net income to shareholders	$14,541	$14,596	$32,991	$27,433

Weighted average common shares outstanding:
Basic	29,406,877	29,035,512	29,348,557	28,994,260
Common share equivalents	900,222	790,402	969,028	789,823
Diluted	30,307,099	29,825,914	30,317,585	29,784,083

Earnings per share:
Basic	$0.49	$0.50	$1.12	$0.95
Common share equivalents	(0.01)	(0.01)	(0.03)	(0.03)
Diluted	$0.48	$0.49	$1.09	$0.92

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three and six months ended June 30, 2017, common share equivalents of 201,821 and 150,075 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive. For the three and six months ended June 30, 2016, all common share equivalents were dilutive.

5.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$791,781	$672,588	$761,128	$653,534
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	129,369	81,407	238,152	159,580
Prior years	1,715	(4,748)	(1,699)	(9,415)
Total incurred losses and loss and adjustment expenses	131,084	76,659	236,453	150,165
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	13,908	8,946	17,606	10,890
Prior years	69,449	50,670	140,467	103,178
Total loss and loss adjustment expense payments	83,357	59,616	158,073	114,068
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	839,508	689,631	839,508	689,631
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	221,553	153,706	221,553	153,706
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,061,061	$843,337	$1,061,061	$843,337

The Company experienced $1.7 million of adverse reserve development in the three months ended June 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $1.4 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2015 and 2014 accident years which were partially offset by unfavorable development in the 2006 accident year. This favorable development occurred because our actuarial studies at June 30, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Specialty Admitted Insurance segment experienced $949,000 of adverse development, primarily due to adverse development in the programs business for the 2016 accident year. The Company also experienced $2.2 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2010 and 2012 contracts with one reinsured.

The Company experienced $4.7 million of favorable reserve development in the three months ended June 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $3.6 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014, 2013, and 2008 accident years. This favorable development occurred because our actuarial studies at June 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. Favorable reserve development of $617,000 in the Specialty Admitted Insurance segment was primarily from the 2013, 2011 and 2010 accident years, partially offset by adverse development in the 2015 accident year. The Company also experienced $520,000 of favorable development on prior accident years for the Casualty Reinsurance segment.

The Company experienced $1.7 million of favorable reserve development in the six months ended June 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $4.7 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014 through 2016 accident years which were partially offset by unfavorable development in the 2006 accident year. This favorable development occurred because our actuarial studies at June 30, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Specialty Admitted Insurance segment experienced $907,000 of adverse development, primarily due to adverse development in the programs business for the 2016 accident year which was partially offset by favorable development in the 2015 and prior accident years. The Company also experienced $2.1 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2010 and 2012 contracts with one reinsured.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $9.4 million of favorable reserve development in the six months ended June 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $8.0 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014, 2013, and 2012 accident years. This favorable development occurred because our actuarial studies at June 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. Favorable development of $928,000 in the Specialty Admitted Insurance segment was primarily from the 2013, 2012, 2011 and 2010 accident years, partially offset by adverse development in the 2015 accident year. The Company also experienced $483,000 of favorable development on prior accident years for the Casualty Reinsurance segment.

6.    Other Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized gains arising during the period, before U.S. income taxes	$7,853	$15,346	$13,851	$32,464
U.S. income taxes	(1,156)	(2,147)	(2,792)	(3,077)
Unrealized gains arising during the period, net of U.S. income taxes	6,697	13,199	11,059	29,387
Less reclassification adjustment:
Net realized investment gains	(12)	567	438	1,408
U.S. income tax expenses	1	(160)	(121)	(433)
Reclassification adjustment for investment gains realized in net income	(11)	407	317	975
Other comprehensive income	$6,708	$12,792	$10,742	$28,412

7.       Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, entered into two letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $85.1 million of letters of credit were issued through June 30, 2017 which were secured by deposits of $104.3 million. Under a $102.5 million facility, $45.2 million of letters of credit were issued through June 30, 2017 which were secured by deposits of $64.0 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $251.4 million at June 30, 2017.

The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $549.8 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

8.    Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Fee income of $4.2 million and $2.7 million was included in underwriting profit for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, fee income of $8.1 million and $5.0 million, respectively, was included in underwriting profit. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2017
Gross written premiums	$138,004	$76,771	$66,700	$—	$281,475
Net earned premiums	117,268	17,760	49,049	—	184,077
Underwriting profit (loss) of insurance segments	11,729	553	(2,023)	—	10,259
Net investment income	3,841	631	7,386	1,856	13,714
Interest expense	—	—	—	2,224	2,224
Segment revenues	125,484	18,435	56,574	1,901	202,394
Segment goodwill	181,831	—	—	—	181,831
Segment assets	779,428	369,515	1,268,560	114,550	2,532,053

Three Months Ended June 30, 2016
Gross written premiums	$97,427	$34,201	$39,043	$—	$170,671
Net earned premiums	70,565	12,207	35,783	—	118,555
Underwriting profit of insurance segments	9,783	125	206	—	10,114
Net investment income	5,079	640	6,936	(1,102)	11,553
Interest expense	—	—	—	2,041	2,041
Segment revenues	78,940	13,329	43,304	(1,062)	134,511
Segment goodwill	181,831	—	—	—	181,831
Segment assets	731,324	215,034	1,148,489	95,014	2,189,861

Six Months Ended June 30, 2017
Gross written premiums	$246,999	$149,235	$109,420	$—	$505,654
Net earned premiums	211,117	34,013	93,634	—	338,764
Underwriting profit (loss) of insurance segments	20,529	1,395	(930)	—	20,994
Net investment income	7,024	1,267	14,510	7,646	30,447
Interest expense	—	—	—	4,347	4,347
Segment revenues	226,574	35,359	108,720	8,143	378,796
Segment goodwill	181,831	—	—	—	181,831
Segment assets	779,428	369,515	1,268,560	114,550	2,532,053

Six Months Ended June 30, 2016
Gross written premiums	$179,535	$62,888	$61,319	$—	$303,742
Net earned premiums	136,070	23,612	76,003	—	235,685
Underwriting profit of insurance segments	18,987	600	540	—	20,127
Net investment income	8,365	1,251	13,163	46	22,825
Interest expense	—	—	—	4,215	4,215
Segment revenues	150,730	25,376	89,612	122	265,840
Segment goodwill	181,831	—	—	—	181,831
Segment assets	731,324	215,034	1,148,489	95,014	2,189,861

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$11,729	$9,783	$20,529	$18,987
Specialty Admitted Insurance	553	125	1,395	600
Casualty Reinsurance	(2,023)	206	(930)	540
Total underwriting profit of insurance segments	10,259	10,114	20,994	20,127
Other operating expenses of the Corporate and Other segment	(6,095)	(5,475)	(12,556)	(10,727)
Underwriting profit	4,164	4,639	8,438	9,400
Net investment income	13,714	11,553	30,447	22,825
Net realized investment gains	307	1,619	1,354	2,166
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(257)	(24)	(57)	52
Interest expense	(2,224)	(2,041)	(4,347)	(4,215)
Income before taxes	$15,555	$15,597	$35,537	$29,930

The correction of a contingent commission accrual and related commission expense increased underwriting expenses of the Casualty Reinsurance segment by $2.0 million in the three and six months ended June 30, 2017.

9.    Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortization of policy acquisition costs	$31,614	$22,710	$59,252	$45,791
Other underwriting expenses of the operating segments	15,327	11,789	30,121	24,635
Other operating expenses of the Corporate and Other segment	6,095	5,475	12,556	10,727
Total	$53,036	$39,974	$101,929	$81,153

Other expenses of $346,000 and $232,000 for the three and six months ended June 30, 2017, respectively, were primarily legal and other professional services associated with the Company's May 2017 secondary offering. For the three and six months ended June 30, 2016, other expenses of $91,000 and $79,000, respectively, were largely comprised of filing fees and due diligence costs related to merger and acquisition activities.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2017 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$—	$130,388	$—	$130,388
Residential mortgage-backed	—	138,483	—	138,483
Corporate	—	402,784	—	402,784
Commercial mortgage and asset-backed	—	173,749	5,000	178,749
Obligations of U.S. government corporations and agencies	—	62,432	—	62,432
U.S. Treasury securities and obligations guaranteed by the U.S. government	66,576	633	—	67,209
Redeemable preferred stock	—	2,088	—	2,088
Total fixed maturity securities	66,576	910,557	5,000	982,133
Equity securities:
Preferred stock	—	69,422	—	69,422
Common stock	11,201	734	—	11,935
Total equity securities	11,201	70,156	—	81,357
Total available-for-sale securities	$77,777	$980,713	$5,000	$1,063,490
Trading securities:
Fixed maturity securities	$—	$3,814	$—	$3,814
Short-term investments	$1,000	$40,348	$—	$41,348

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

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the six months ended June 30, 2017 and 2016. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at June 30, 2017 and December 31, 2016.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 or 2016. The Company recognizes transfers between levels at the beginning of the reporting period.

 There were no realized gains or losses included in earnings for the six months ended June 30, 2017 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at June 30, 2017.

The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
June 30, 2017
Bank loan participations held-for-investment	$—	$—	$2,557	$2,557
December 31, 2016
Bank loan participations held-for-investment	$—	$—	$4,849	$4,849

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.6 million at June 30, 2017 and $4.8 million at December 31, 2016.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2017, there were bank loan participations with an unpaid principal balance of $1.4 million and a carrying value of $1.2 million for which external sources were unavailable to determine fair value. At December 31, 2016, there were bank loan participations with an unpaid principal balance of $2.3 million and a carrying value of $2.0 million for which external sources were unavailable to determine fair value.

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$982,133	$982,133	$941,077	$941,077
Equity securities	81,357	81,357	76,401	76,401
Trading:
Fixed maturity securities	3,814	3,814	5,063	5,063
Bank loan participations held-for-investment	241,516	239,060	203,526	203,123
Cash and cash equivalents	87,771	87,771	109,784	109,784
Short-term investments	41,348	41,348	50,844	50,844
Other invested assets – notes receivable	10,188	12,124	4,500	6,008
Liabilities
Senior debt	88,300	85,381	88,300	85,404
Junior subordinated debt	104,055	107,978	104,055	99,397

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

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2017 and December 31, 2016 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2017 and December 31, 2016, respectively.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at June 30, 2017 and December 31, 2016 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.    Capital Stock and Equity Awards

The Company issued 210,081 common shares in the six months ended June 30, 2017 with 185,159 new shares related to stock option exercises and 24,922 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,257,566 at December 31, 2016 to 29,467,647 at June 30, 2017.

The Company declared the following dividends during the first six months of 2017 and 2016:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9	million
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8.9	million
	$0.60			$17.8	million

2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8	million
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9	million
	$0.40			$11.7	million

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. In May 2017, the Company's shareholders approved an amendment to the 2014 LTIP to increase the number of common shares authorized for issuance by 1,000,000, with only 500,000 of such additional shares to be available for issuance as awards that are not share appreciation rights or share option awards. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2017, 1,865,141 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at June 30, 2017, 32,994 shares are available for grant.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Board of Directors has granted awards under the 2014 LTIP and 2014 Director Plan to the Company’s employees and directors. Non-qualified stock options granted under the 2014 LTIP vest over a three year period. RSUs granted under the 2014 LTIP and 2014 Director Plan vest over one to five year periods, depending upon the award.

Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined) following a Change in Control as defined in the applicable plans.

Options

The following table summarizes the option activity:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,234,699	$22.84	2,058,085	$18.11
Granted	205,244	$42.24	706,203	$32.07
Exercised	(443,114)	$18.72	(231,916)	$15.95
Forfeited	(50,062)	$27.97	(3,362)	$21.00
End of period	1,946,767	$25.69	2,529,010	$22.20
Exercisable, end of period	992,395	$20.95	1,017,643	$17.01

RSUs

The following table summarizes the RSU activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	196,800	$24.38	234,922	$21.00
Granted	119,312	$42.19	60,291	$32.03
Vested	(39,113)	$32.01	—	$—
Forfeited	(19,743)	$24.06	—	$—
Unvested, end of period	257,256	$31.50	295,213	$23.25
Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Share based compensation expense	$1,784	$1,498	$3,578	$2,687
U.S. tax benefit on share based compensation expense	477	421	946	757
As of June 30, 2017, the Company had $10.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.6 years and 3.8 years, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

12.    Subsequent Events

On August 1, 2017, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on September 29, 2017 to shareholders of record on September 11, 2017.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our underwriting profit for the three and six months ended June 30, 2017 was $4.2 million and $8.4 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $4.6 million and $9.4 million, respectively. The Excess and Surplus Lines segment and Specialty Admitted Insurance segment experienced increases in underwriting profit from 2016 to 2017 for the three and six months ended June 30, 2017 while the Casualty Reinsurance segment had underwriting losses in both periods of 2017. For the three and six months ended June 30, 2017, the underwriting loss for the Casualty Reinsurance segment was impacted by a correction of the accrual for contingent commission liability and related commission expense. As a result of this correction, underwriting expenses of the Casualty Reinsurance segment increased by $2.0 million in the three and six months ended June 30, 2017.

We are organized into four reportable segments, which are separately managed business units:

•
The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in several states in the Southeastern United States. This segment also focuses on fronting and program business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 49 states and the District of Columbia;

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$281,475	$170,671	64.9%	$505,654	$303,742	66.5%
Net retention (1)	73.8%	78.0%		72.3%	79.0%
Net written premiums	$207,824	$133,058	56.2%	$365,734	$239,959	52.4%
Net earned premiums	$184,077	$118,555	55.3%	$338,764	$235,685	43.7%
Losses and loss adjustment expenses	(131,084)	(76,659)	71.0%	(236,453)	(150,165)	57.5%
Other operating expenses	(48,829)	(37,257)	31.1%	(93,873)	(76,120)	23.3%
Underwriting profit (2), (3)	4,164	4,639	(10.2)%	8,438	9,400	(10.2)%
Net investment income	13,714	11,553	18.7%	30,447	22,825	33.4%
Net realized investment gains	307	1,619	(81.0)%	1,354	2,166	(37.5)%
Other income and expense	(257)	(24)	970.8%	(57)	52	‒
Interest expense	(2,224)	(2,041)	9.0%	(4,347)	(4,215)	3.1%
Amortization of intangible assets	(149)	(149)	‒	(298)	(298)	‒
Income before taxes	15,555	15,597	(0.3)%	35,537	29,930	18.7%
Income tax expense	1,014	1,001	1.3%	2,546	2,497	2.0%
Net income	$14,541	$14,596	(0.4)%	$32,991	$27,433	20.3%
Adjusted net operating income (4)	$14,864	$13,665	8.8%	$32,583	$26,503	22.9%
Ratios:
Loss ratio	71.2%	64.7%		69.8%	63.7%
Expense ratio	26.5%	31.4%		27.7%	32.3%
Combined ratio	97.7%	96.1%		97.5%	96.0%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)
Included in underwriting results for the three and six months ended June 30, 2017 is fee income of $6.9 million and $12.8 million, respectively ($3.5 million and $6.6 million for the same periods in the prior year).

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.

Three Months Ended June 30, 2017 and 2016

The Company had an underwriting profit of $4.2 million for the three months ended June 30, 2017. This compares to an underwriting profit of $4.6 million for the same period in the prior year.

The results for the three months ended June 30, 2017 and 2016 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized investment gains of $307,000 and $1.6 million for the three months ended June 30, 2017 and 2016, respectively. See “— Investing Results" for more information on these realized investment gains.

•
Interest expense of $313,000 and $306,000 for the three months ended June 30, 2017 and 2016, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

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

Our income before taxes and net income for the three months ended June 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$15,555	$14,541	$15,597	$14,596
Net realized investment gains	(307)	(248)	(1,619)	(1,257)
Other expenses	346	368	91	127
Interest expense on leased building the Company is deemed to own for accounting purposes	313	203	306	199
Adjusted net operating income	$15,907	$14,864	$14,375	$13,665

Our combined ratio for the three months ended June 30, 2017 was 97.7%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2017 includes $1.7 million, or 0.9 percentage points, of net adverse reserve development on prior accident years, including $1.4 million of net favorable reserve development from the Excess and Surplus Lines segment, $949,000 of net adverse reserve development from the Specialty Admitted Insurance segment, and $2.2 million of net adverse reserve development from the Casualty Reinsurance segment.

The combined ratio for the three months ended June 30, 2016 was 96.1%. The combined ratio included $4.7 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $3.6 million of net favorable reserve development from the Excess and Surplus Lines segment, $617,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $520,000 of net favorable reserve development from the Casualty Reinsurance segment.

Our expense ratio improved from 31.4% for the three months ended June 30, 2016 to 26.5% for the three months ended June 30, 2017. The improvement is due to a 66.2% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 63.7% of consolidated net earned premiums for the three months ended June 30, 2017. Fee income for the Company increased from $3.5 million for the three months ended June 30, 2016 to $6.9 million for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 and 2016

The Company had an underwriting profit of $8.4 million for the six months ended June 30, 2017. This compares to an underwriting profit of $9.4 million for the same period in the prior year.

The results for the six months ended June 30, 2017 and 2016 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized investment gains of $1.4 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. See “— Investing Results" for more information on these realized investment gains.

•
Interest expense of $625,000 and $792,000 for the six months ended June 30, 2017 and 2016, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

Our income before taxes and net income for the six months ended June 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Six Months Ended June 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$35,537	$32,991	$29,930	$27,433
Net realized investment gains	(1,354)	(1,082)	(2,166)	(1,564)
Other expenses	232	268	79	119
Interest expense on leased building the Company is deemed to own for accounting purposes	625	406	792	515
Adjusted net operating income	$35,040	$32,583	$28,635	$26,503

Our combined ratio for the six months ended June 30, 2017 was 97.5%. The combined ratio for the six months ended June 30, 2017 includes $1.7 million, or 0.5 percentage points, of net favorable development on prior accident years, including $4.7 million of net favorable development from the Excess and Surplus Lines segment, $907,000 of net adverse reserve development from the Specialty Admitted Insurance segment, and $2.1 million of net adverse reserve development from the Casualty Reinsurance segment.

The combined ratio for the six months ended June 30, 2016 was 96.0%. The combined ratio included $9.4 million, or 4.0 percentage points, of net favorable development on prior accident years, including $8.0 million of net favorable reserve development from the Excess and Surplus Lines segment, $928,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $483,000 of net favorable reserve development from the Casualty Reinsurance segment.

Our expense ratio improved from 32.3% for the six months ended June 30, 2016 to 27.7% for the six months ended June 30, 2017. The improvement is due to a 55.2% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment makes up 62.3% of consolidated net earned premiums for six months ended June 30, 2017. Fee income for the Company increased from $6.6 million for the six months ended June 30, 2016 to $12.8 million for the six months ended June 30, 2017.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$138,004	$97,427	41.6%	$246,999	$179,535	37.6%
Specialty Admitted Insurance	76,771	34,201	124.5%	149,235	62,888	137.3%
Casualty Reinsurance	66,700	39,043	70.8%	109,420	61,319	78.4%
	$281,475	$170,671	64.9%	$505,654	$303,742	66.5%
Net written premiums:
Excess and Surplus Lines	$124,197	$81,890	51.7%	$221,168	$153,425	44.2%
Specialty Admitted Insurance	16,900	11,679	44.7%	34,959	24,725	41.4%
Casualty Reinsurance	66,727	39,489	69.0%	109,607	61,809	77.3%
	$207,824	$133,058	56.2%	$365,734	$239,959	52.4%
Net earned premiums:
Excess and Surplus Lines	$117,268	$70,565	66.2%	$211,117	$136,070	55.2%
Specialty Admitted Insurance	17,760	12,207	45.5%	34,013	23,612	44.0%
Casualty Reinsurance	49,049	35,783	37.1%	93,634	76,003	23.2%
	$184,077	$118,555	55.3%	$338,764	$235,685	43.7%

Each of our operating segments experienced significant growth in gross written premiums during 2017. Premiums for the Company for the three and six months ended June 30, 2017 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 48.8% of our consolidated gross written premiums in the first six months of 2017) increased 41.6% to $138.0 million and 37.6% to $247.0 million for the three and six months ended June 30, 2017, respectively, over the corresponding periods in the prior year. While non-commercial auto policies weighted average premium decreased from $19,915 for three months ended June 30, 2016 to $18,731 for the three months ended June 30, 2017, total gross written premiums from non-commercial auto policies increased for the six months ended June 30, 2017 as submissions and the number of policies bound increased. Specifically, gross written premiums excluding commercial auto policies increased 4.4% for the six months ended June 30, 2017 and remained flat for the three months ended June 30, 2017 compared to the same periods in the prior year. Policy submissions excluding commercial auto policies were 9.4% higher and 3.3% more policies were bound in the six months ended June 30, 2017 than in the six months ended June 30, 2016. Rates for non-commercial auto policies remain relatively flat. For the three and six months ended June 30, 2017, the increase in gross written premiums compared to the same period in 2016 was most notable in our:

•
Commercial Auto division (representing 43.3% of this segment’s business for the six months ended June 30, 2017), which increased $41.3 million (or 174.4%) and $61.6 million (or 135.8%) for the three and six months ended June 30, 2017, respectively. This division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

•
Manufacturers and Contractors division (representing 18.2% of this segment’s business for the six months ended June 30, 2017) which decreased $2.2 million (or 8.9%) and increased $195,000 (or 0.4%) for the three and six months ended June 30, 2017, respectively.

•
Excess Casualty division (representing 8.1% of this segment’s business for the six months ended June 30, 2017) which decreased $2.2 million (or 17.4%) and increased $59,000 (or 0.3%) for the three and six months ended June 30, 2017, respectively.

•
Allied Health division (representing 4.5% of this segment’s business for the six months ended June 30, 2017) which increased $1.3 million (or 41.2%) and $2.8 million (or 32.9%) for the three and six months ended June 30, 2017, respectively.

•
Environmental division (representing 2.4% of this segment’s business for the six months ended June 30, 2017) which increased $2.2 million (or 154.5%) and $2.5 million (or 73.5%) for the three and six months ended June 30, 2017, respectively.

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 29.5% of our consolidated gross written premiums for the six months ended June 30, 2017) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Workers’ compensation premium	$8,683	$7,892	10.0%	$19,318	$17,246	12.0%
Audit premiums on workers’ compensation policies	445	901	(50.6)%	1,082	1,566	(30.9)%
Allocation of involuntary workers’ compensation pool	646	348	85.6%	1,173	1,013	15.8%
Total workers’ compensation premium	9,774	9,141	6.9%	21,573	19,825	8.8%
Fronting and program premium	66,997	25,060	167.3%	127,662	43,063	196.5%
Total	$76,771	$34,201	124.5%	$149,235	$62,888	137.3%

It is our policy to audit the payroll for each expired workers’ compensation policy in the Specialty Admitted Insurance segment to determine the difference between the original estimated payroll at the time the policy was written and the final actual payroll of the insured after the policy is completed. Audit premiums increased both written and earned premiums during the three and six months ended June 30, 2017 by $445,000 and $1.1 million, respectively, compared to $901,000 and $1.6 million, respectively, in the three and six months ended June 30, 2016.

A significant portion of the fronting and program business is ceded to third party reinsurers. As a result, our net written premium for this segment increased by less than our gross written premiums, increasing 44.7% and 41.4% for the three and six months ended June 30, 2017, respectively.

Gross written premiums for the Casualty Reinsurance segment (which represents 21.6% of our consolidated gross written premiums in the first six months of 2017) increased 70.8% to $66.7 million and 78.4% to $109.4 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. This premium increase is due to $12.8 million and $23.0 million in new business written in the three and six months ended June 30, 2017, respectively, coupled with the renewal of a majority of the accounts written in 2016. A timing difference of a renewal treaty also occurred, renewing in the second quarter of 2017 with $15.0 million of gross written premium versus the third quarter of 2016 with $9.5 million of gross written premium. Another renewal had an increase in written premium of $6.8 million for the six months ended June 30, 2017 compared to the same period in 2016. Adjustments to premium estimates on policies written in prior years also increased $9.5 million and $12.9 million in the three and six months ended June 30, 2017 compared to the same periods in the prior year. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Excess and Surplus Lines	90.0%	84.1%	89.5%	85.5%
Specialty Admitted Insurance	22.0%	34.1%	23.4%	39.3%
Casualty Reinsurance	100.0%	101.1%	100.2%	100.8%
Total	73.8%	78.0%	72.3%	79.0%

The net premium retention for the Excess and Surplus Lines segment increased from 2016 to 2017 due to increased premium on our commercial auto business which has higher retention than non-commercial auto business.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2016 to 2017 as a result of growth in the segment's program and fronting business, which generally has much lower net premium retention than our workers’ compensation business. Program and fronting gross written premium grew 167.3% and 196.5% for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in the prior year. For the three and six months ended June 30, 2017, the net retention on the segment’s fronting and program business was 12.1% and 12.1%, respectively (13.7% and 15.8% in the three and six months ended June 30, 2016, respectively), while the net retention on the workers’ compensation business was 89.9% and 90.2%, respectively (90.2% and 90.3% in the three and six months ended June 30, 2016, respectively).

The net retention for the Casualty Reinsurance segment for the three and six months ended June 30, 2017 and 2016 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Excess and Surplus Lines	90.0%	86.1%	90.3%	86.0%
Specialty Admitted Insurance	96.9%	99.0%	95.9%	97.5%
Casualty Reinsurance	104.1%	99.4%	101.0%	99.3%
Total	97.7%	96.1%	97.5%	96.0%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$138,004	$97,427	41.6%	$246,999	$179,535	37.6%
Net written premiums	$124,197	$81,890	51.7%	$221,168	$153,425	44.2%
Net earned premiums	$117,268	$70,565	66.2%	$211,117	$136,070	55.2%
Losses and loss adjustment expenses	(86,521)	(46,061)	87.8%	(153,089)	(86,724)	76.5%
Underwriting expenses	(19,018)	(14,721)	29.2%	(37,499)	(30,359)	23.5%
Underwriting profit (1), (2)	$11,729	$9,783	19.9%	$20,529	$18,987	8.1%
Ratios:
Loss ratio	73.8%	65.3%		72.5%	63.7%
Expense ratio	16.2%	20.9%		17.8%	22.3%
Combined ratio	90.0%	86.1%		90.3%	86.0%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include fee income of $4.2 million and $8.1 million for the three and six months ended June 30, 2017, respectively ($2.7 million and $5.0 million for the same periods in the prior year).

The combined ratio of the Excess and Surplus Lines segment for the three and six months ended June 30, 2017 was 90.0% (comprised of a loss ratio of 73.8% and an expense ratio of 16.2%) and 90.3% (comprised of a loss ratio of 72.5% and an expense ratio of 17.8%), respectively. This compares to the prior year's combined ratio for the three and six months ended June 30, 2016 of 86.1% (comprised of a loss ratio of 65.3% and an expense ratio of 20.9%) and 86.0% (comprised of a loss ratio of 63.7% and an expense ratio of 22.3%), respectively.

The loss ratio of 73.8% and 72.5% for the three and six months ended June 30, 2017, respectively, includes $1.4 million, or 1.2 percentage points, and $4.7 million, or 2.2 percentage points, respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio of 65.3% and 63.7% for the three and six months ended June 30, 2016, respectively, includes $3.6 million, or 5.1 percentage points, and $8.0 million, or 5.9 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects continuing positive loss trends.

The expense ratio for this segment declined from 20.9% and 22.3% for the three and six months ended June 30, 2016 to 16.2% and 17.8% for the three and six months ended June 30, 2017, respectively. The decrease in the expense ratio is attributable to the increase in net earned premium of 66.2% and 55.2% for the three and six months ended June 30, 2017, respectively, without a proportional increase in the total amount of operating expenses. Fee income remained relatively flat as a percentage of net earned premiums and contributed to a reduction in the expense ratio of 3.6 and 3.8 percentage points for the three and six months ended June 30, 2017, respectively, compared to 3.9 and 3.7 percentage points for the three and six months ended June 30, 2016, respectively.

The reduced expense ratio and higher loss ratio in this segment is due to the increase in commercial auto premium as a percentage of the Excess and Surplus Lines segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 43.3% of the segment’s gross written premium for the six months ended June 30, 2017 and is up from 25.3% for the six months ended June 30, 2016.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 19.9% and 8.1% from $9.8 million and $19.0 million for the three and six months ended June 30, 2016, respectively, to $11.7 million and $20.5 million for the three and six months ended June 30, 2017, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$76,771	$34,201	124.5%	$149,235	$62,888	137.3%
Net written premiums	$16,900	$11,679	44.7%	$34,959	$24,725	41.4%
Net earned premiums	$17,760	$12,207	45.5%	$34,013	$23,612	44.0%
Losses and loss adjustment expenses	(11,867)	(7,480)	58.6%	(21,848)	(14,080)	55.2%
Underwriting expenses	(5,340)	(4,602)	16.0%	(10,770)	(8,932)	20.6%
Underwriting profit (loss) (1), (2)	$553	$125	342.4%	$1,395	$600	132.5%
Ratios:
Loss ratio	66.8%	61.3%		64.2%	59.6%
Expense ratio	30.1%	37.7%		31.7%	37.8%
Combined ratio	96.9%	99.0%		95.9%	97.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include fee income of $2.7 million and $4.7 million for the three and six months ended June 30, 2017, respectively ($742,000 and $1.6 million for the same periods in the prior year).

The combined ratio of the Specialty Admitted Insurance segment for the three and six months ended June 30, 2017 was 96.9% (comprised of a loss ratio of 66.8% and an expense ratio of 30.1%) and 95.9% (comprised of a loss ratio of 64.2% and an expense ratio of 31.7%), respectively. This compares to the prior year's combined ratio for the three and six months ended June 30, 2016 of 99.0% (comprised of a loss ratio of 61.3% and an expense ratio of 37.7%) and 97.5% (comprised of a loss ratio of 59.6% and an expense ratio of 37.8%), respectively.

The loss ratio of 66.8% and 64.2% for the three and six months ended June 30, 2017 includes $949,000, or 5.3 percentage points, and $907,000, or 2.7 percentage points, respectively, of net adverse development in our loss estimates for prior accident years. The adverse reserve development in 2017 primarily relates to program business for the 2016 accident year. The loss ratio of 61.3% and 59.6% for the three and six months ended June 30, 2016 includes $617,000, or 5.1 percentage points, and $928,000, or 3.9 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in 2016 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 30.1% and 31.7% for the three and six months ended June 30, 2017 compared to the prior year ratios of 37.7% and 37.8%, respectively. The expense ratio declined in 2017 for this segment due to fee income from the fronting and program business which had increases in net earned premium of 128.8% and 131.1% for the three and six months ended June 30, 2017, respectively. Fee income reduced the Specialty Admitted Insurance segment's overall expense ratio 15.1 and 13.9 percentage points for the three and six months ended June 30, 2017, respectively, compared to 6.1 and 6.6 percentage points for the three and six months ended June 30, 2016, respectively.

As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 342.4% and 132.5% from $125,000 and $600,000 for the three and six months ended June 30, 2016, respectively, to $553,000 and $1.4 million for the three and six months ended June 30, 2017, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$66,700	$39,043	70.8%	$109,420	$61,319	78.4%
Net written premiums	$66,727	$39,489	69.0%	$109,607	$61,809	77.3%
Net earned premiums	$49,049	$35,783	37.1%	$93,634	$76,003	23.2%
Losses and loss adjustment expenses	(32,696)	(23,118)	41.4%	(61,516)	(49,361)	24.6%
Underwriting expenses	(18,376)	(12,459)	47.5%	(33,048)	(26,102)	26.6%
Underwriting profit (loss) (1)	$(2,023)	$206	‒	$(930)	$540	‒
Ratios:
Loss ratio	66.7%	64.6%		65.7%	64.9%
Expense ratio	37.4%	34.8%		35.3%	34.3%
Combined ratio	104.1%	99.4%		101.0%	99.3%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and six months ended June 30, 2017 was 104.1% (comprised of a loss ratio of 66.7% and an expense ratio of 37.4%) and 101.0% (comprised of a loss ratio of 65.7% and an expense ratio of 35.3%), respectively. This compares to the prior year's combined ratio for the three and six months ended June 30, 2016 of 99.4% (comprised of a loss ratio of 64.6% and an expense ratio of 34.8%) and 99.3% (comprised of a loss ratio of 64.9% and an expense ratio of 34.3%), respectively.

The loss ratio of 66.7% and 65.7% for the three and six months ended June 30, 2017 includes $2.2 million, or 4.5 percentage points, and $2.1 million, or 2.2 percentage points, respectively, of net adverse development in our loss estimates for prior accident years. This adverse development was primarily from the 2010 and 2012 contracts with one reinsured. The loss ratio of 64.6% and 64.9% for the three and six months ended June 30, 2016 includes $520,000, or 1.5 percentage points, and $483,000, or 0.6 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years.

The expense ratio of the Casualty Reinsurance segment was 37.4% and 35.3% for the three and six months ended June 30, 2017 compared to the prior year ratios of 34.8% and 34.3%, respectively. For the three and six months ended June 30, 2017, the expense ratio was impacted by the correction of a contingent commission accrual and related commission expense. As a result of this correction, underwriting expenses of the Casualty Reinsurance segment increased by $2.0 million in the three and six months ended June 30, 2017.

As a result of the items discussed above, the Casualty Reinsurance segment had a $2.0 million and $930,000 underwriting loss for the three and six months ended June 30, 2017, respectively, and a $206,000 and $540,000 underwriting profit for the three and six months ended June 30, 2016, respectively.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2017 was $1,061.1 million. Of this amount, 65.0% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2016. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2017
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$176,528	$454,943	$631,471
Specialty Admitted Insurance	92,333	97,107	189,440
Casualty Reinsurance	102,590	137,560	240,150
Total	$371,451	$689,610	$1,061,061

At June 30, 2016, the amount of net reserves of $839.5 million that related to IBNR was 64.9%. This amount was 66.9% at December 31, 2016. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2017
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$158,132	$378,312	$536,444
Specialty Admitted Insurance	38,851	31,817	70,668
Casualty Reinsurance	97,673	134,723	232,396
Total	$294,656	$544,852	$839,508

Other Operating Expenses

In addition to the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, and the Casualty Reinsurance segment discussed previously, other operating expenses also includes the expenses of the Corporate and Other segment.

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

For the three months ended June 30, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $6.1 million and $5.5 million, respectively. For the six months ended June 30, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $12.6 million and $10.7 million, respectively. The increase in these expenses was primarily related to increases in stock compensation expense resulting from the options and restricted stock units granted in February 2017, increases in public company expenses and other professional service fees.

Investing Results

Net investment income for the three months ended June 30, 2017 and 2016 was $13.7 million and $11.6 million, respectively. For the first six months of 2017, net investment income was $30.4 million compared to $22.8 million for the same period in 2016. The change in our net investment income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)
Renewable energy LLCs	$1,521	$(1,451)	‒	$7,115	$(769)	‒
Other private investments	838	1,972	(57.5)%	1,306	2,457	(46.8)%
Other invested assets	2,359	521	352.8%	8,421	1,688	398.9%
All other net investment income	11,355	11,032	2.9%	22,026	21,137	4.2%
Total net investment income	$13,714	$11,553	18.7%	$30,447	$22,825	33.4%

The higher net investment income was driven by the performance of the Company’s renewable energy LLCs. Net investment income from renewable energy LLCs increased from a $1.5 million loss in the three months ended June 30, 2016 to a $1.5 million gain in the three months ended June 30, 2017. The results of our investments in renewable energy LLCs increased from a $769,000 loss for the six months ended June 30, 2016 to a $7.1 million gain for the six months ended June 30, 2017. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholders, and together, the carrying value of these investments was $30.6 million at June 30, 2017. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by 2.9% and 4.2% for the three and six months ending June 30, 2017 over the same periods in the prior year, respectively. This increase in net investment income was partially due to a 7.2% and 7.1% increase in our average cash and invested assets for the three and six months ended June 30, 2017 compared to the same period in the prior year, respectively. The average duration of our fixed maturity portfolio was 3.4 years at June 30, 2017.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Fixed maturity securities	$6,420	$6,333	$13,190	$12,868
Bank loan participations	4,639	3,897	8,251	6,878
Equity securities	1,229	1,524	2,457	2,936
Other invested assets	2,359	521	8,421	1,688
Cash, cash equivalents, and short-term investments	56	35	118	152
Trading (losses) gains	(2)	7	1	19
Gross investment income	14,701	12,317	32,438	24,541
Investment expense	(987)	(764)	(1,991)	(1,716)
Net investment income	$13,714	$11,553	$30,447	$22,825

The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Annualized gross investment yield on:
Average cash and invested assets	4.0%	3.6%	4.4%	3.6%
Average fixed maturity securities	3.6%	3.5%	3.5%	3.4%

Of our total cash and invested assets of $1,503.4 million at June 30, 2017, $87.8 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,063.5 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are

$241.5 million of bank loan participations, $41.3 million of short-term investments, $65.5 million of other invested assets, and $3.8 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $241.5 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $705,000. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2017 and December 31, 2016, the fair market value of these securities was $239.1 million and $203.1 million, respectively.

For the six months ended June 30, 2017, the Company recognized net realized investment gains of $1.4 million ($307,000 gains for the three months ended June 30, 2017), including $783,000 of gains on the sale of bank loan securities, $409,000 of gains on the sale of equity securities, and $135,000 of gains from a reduction in our bank loan credit allowance.

For the six months ended June 30, 2016, we recognized net realized investment gains of $2.2 million ($1.6 million gains for the three months ended June 30, 2016), including $1.4 million of net realized investment gains recognized on the sale of fixed maturities. Another $517,000 of net realized investment gains were recognized due to reductions in the allowance for credit losses on one impaired oil and gas loan.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.

At June 30, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico, thus raising doubt about the company’s ability to meet the debt obligations held by the Company. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Management concluded that the loan was impaired at June 30, 2017. At June 30, 2017, the loan had a carrying value of $1.0 million, unpaid principal of $1.2 million, and an allowance for credit losses of $110,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At June 30, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.7 million and an unrealized loss of $1.7 million. All of the loans were current at June 30, 2017. Management concluded that two of these loans were impaired as of June 30, 2017. At June 30, 2017, the two impaired loans had a carrying value of $2.0 million, unpaid principal of $2.5 million and an allowance for credit losses of $469,000. Management also concluded that one non-energy sector loan was impaired at June 30, 2017. The loan had a carrying value of $583,000, unpaid principal of $710,000, and an allowance for credit losses of $127,000. The aggregate allowance for credit losses was $705,000 at June 30, 2017 on impaired loans from four issuers with a total carrying value of $3.6 million and unpaid principal of $4.4 million.

At June 30, 2017, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2017 had an aggregate fair value of $2.4 million and an aggregate net unrealized gain of $204,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at June 30, 2017 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	June 30, 2017			December 31, 2016
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$124,955	$130,388	12.3%	$101,793	$105,841	10.4%
Residential mortgage-backed	139,809	138,483	13.0%	152,703	150,798	14.8%
Corporate	398,049	402,784	37.9%	379,727	378,448	37.2%
Commercial mortgage and asset-backed	178,248	178,749	16.8%	167,967	168,047	16.5%
Obligations of U.S. government corporations and agencies	62,464	62,432	5.9%	64,823	65,014	6.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	67,306	67,209	6.3%	71,174	71,120	7.0%
Redeemable preferred stock	2,025	2,088	0.2%	2,025	1,809	0.2%
Total	972,856	982,133	92.4%	940,212	941,077	92.5%
Equity securities:
Preferred stock	61,761	69,422	6.5%	61,806	64,827	6.4%
Common stock	12,747	11,935	1.1%	12,747	11,574	1.1%
Total	74,508	81,357	7.6%	74,553	76,401	7.5%
Total investments	$1,047,364	$1,063,490	100.0%	$1,014,765	$1,017,478	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of June 30, 2017:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$180,595	18.3%
AA	388,343	39.4%
A	304,072	30.8%
BBB	110,512	11.2%
BB	1,585	0.2%
Below BB and unrated	840	0.1%
Total	$985,947	100.0%

At June 30, 2017, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $402.8 million. A summary of these securities by industry segment is shown below as of June 30, 2017:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$151,248	37.6%
Consumer Discretionary	71,808	17.8%
Health Care	67,778	16.8%
Utilities	57,534	14.3%
Financial	54,416	13.5%
Total	$402,784	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of June 30, 2017:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$375,654	93.3%
Privately placed	27,130	6.7%
Total	$402,784	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2017
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$100,713	$100,916	10.3%
After one year through five years	246,589	248,690	25.3%
After five years through ten years	184,543	185,759	18.9%
After ten years	120,929	127,448	13.0%
Residential mortgage-backed	139,809	138,483	14.1%
Commercial mortgage and asset-backed	178,248	178,749	18.2%
Redeemable preferred stock	2,025	2,088	0.2%
Total	$972,856	$982,133	100.0%

At June 30, 2017, the Company had no investments in securitizations of alternative-A mortgages, sub-prime mortgages, or collateralized debt obligations.

Interest Expense

Interest expense was $2.2 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively ($4.3 million and $4.2 million for each of the six month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended June 30, 2017 and 2016, respectively, and $298,000 for each of the six months ended June 30, 2017 and 2016, respectively.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.3% and 9.9% of our available-for-sale securities at June 30, 2017 and 2016, respectively) and dividends received income. For the three months ended June 30, 2017 and 2016, our U.S. federal income tax expense was 6.5% and 6.4% of income before taxes, respectively (7.2% and 8.3% for the six months ended June 30, 2017 and 2016, respectively).

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

At June 30, 2017, the Bermuda holding company had $2.6 million of cash and cash equivalents. The US holding company had $80.6 million of cash and invested assets, comprised of cash and cash equivalents of $8.2 million, fixed maturity securities of $3.8 million, short-term investments of $25.0 million, and other invested assets of $43.6 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than one thousand dollars at June 30, 2017.

Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended June 30, 2017 and 2016, our annualized net written premium to surplus ratio was 1.3 to 1.0 and 0.8 to 1.0, respectively (1.1 to 1.0 and 0.9 to 1.0 for the six month periods, respectively).

The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at June 30, 2017:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2017, the Company had $45.2 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At June 30, 2017, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

The facility has been amended from time to time since its inception in 2013. On December 7, 2016, the Company entered into an Amended and Restated Credit Agreement for the Facility which, among other things, extended the maturity date of the Facility until December 7, 2021 and modified other terms including reducing the rate of interest and reducing the number of financial covenants. On June 8, 2017, the Company entered into a First Amendment to the Facility, which among other things, modified the financial covenants and increased the amount of additional debt the Company may incur under new financings, subject to compliance with certain conditions.

The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at June 30, 2017.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2017, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2017 (including the Company’s repurchases of a portion of these trust preferred securities):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2017.

At June 30, 2017 and December 31, 2016, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 21.1% and 21.7%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes.

Ceded Reinsurance

Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2017 and 2016, our net premium retention was 73.8% and 78.0%, respectively (72.3% and 79.0% for the six month periods, respectively).

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of June 30, 2017:

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

We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon the modeling of our Excess and Surplus Lines segment, a $45.0 million gross catastrophe loss would exceed our 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Excess and Surplus Lines segment, we estimate our pre-tax cost at approximately $7.4 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.

Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business as well as fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $44.0 million in excess of $1.0 million per occurrence to manage its property exposure to an approximate 1,000 year PML.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2017:

Line of Business	Coverage

Casualty
Workers’ Compensation	Excess of loss coverage for $29.4 million in excess of $600,000. (1)
Workers’ Compensation – Programs	Quota share coverage for 50% of the first $600,000 per occurrence. (1)(2)
Commercial Auto – Program	Quota share coverage for 75% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 77.5% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 85% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $44.0 million in excess of $1.0 million.
(1) Excluding one program which has quota share coverage for 90% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.
(2) Includes individual risk expansion states and any residual market pools.

In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. We believe that this exposure would not exceed $1.0 million on any one event.

In the aggregate, we believe our pre-tax group-wide PML from a 1,000 year property catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.

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

The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At June 30, 2017, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At June 30, 2017, we had reinsurance recoverables on unpaid losses of $221.6 million and reinsurance recoverables on paid losses of $8.4 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Credit Risk on Amounts Recoverable from an Indemnifying Party

The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $549.8 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

Cash Flows

Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. The following table summarizes our cash flows:

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$65,326	$30,770
Investing activities	(66,058)	(45,388)
Financing activities	(21,281)	(11,134)
Change in cash and cash equivalents	$(22,013)	$(25,752)

Cash provided by operating activities increased from $30.8 million for the six months ended June 30, 2016 to $65.3 million for the six months ended June 30, 2017. The growth in cash provided by operating activities reflects a $5.6 million increase in net income for the six months ended June 30, 2017 compared to the same period in 2016 and a 52.4% increase in net written premium for the six months ended June 30, 2017 compared to the prior period. Also, net losses and loss adjustment expenses paid for the six months ended June 30, 2017 increased at a slower rate (38.6%) than the growth in net written premium over the same period. In addition, the growth in claims receivable on commercial auto policies was $7.7 million in the six months ended June 30, 2017 compared to $14.4 million in the six months ended June 30, 2016. This receivable represents reimbursements of claims due to us for payments of claims that we have made to insureds. The reimbursements of these claims typically lags our payment of the claims to insureds by approximately sixty days, so a decrease in the growth in this receivable has a favorable impact on our cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cash used in financing activities in the six months ended June 30, 2017 included $17.7 million of dividends paid to shareholders. Cash used in financing activities in the six months ended June 30, 2016 included $11.6 million of dividends paid to shareholders.

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

EQUITY

Equity Awards

For the three months ended June 30, 2017 and 2016, the Company recognized $1.8 million and $1.5 million, respectively, of share based compensation expense ($3.6 million and $2.7 million for the six month periods, respectively). The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.1 years at June 30, 2017 is $10.4 million. There were 345,903 and 151,300 options exercised during the three months ended June 30, 2017 and 2016, respectively (443,114 and 231,916 options were exercised for the corresponding six month periods, respectively). Additionally, 1,628 and 39,113 RSUs vested during the three and six months ended June 30, 2017, respectively; no RSUs vested during the three or six months ended June 30, 2016. The Company granted 119,312 and 60,291 restricted stock units (“RSUs”) during the six months ended June 30, 2017 and 2016, respectively. The RSUs vest over one to three years. The Company granted 205,244 and 706,203 options with a weighted-average exercise price of $42.24 and $32.07 during the six months ended June 30, 2017 and 2016, respectively. The Company granted 1,433 RSUs and 9,735 options during the three months ended June 30, 2017. 1,628 RSUs and no options were granted during the three months ended June 30, 2016.

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

The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Underwriting profit of the operating segments:
Excess and Surplus Lines	$11,729	$9,783	$20,529	$18,987
Specialty Admitted Insurance	553	125	1,395	600
Casualty Reinsurance	(2,023)	206	(930)	540
Total underwriting profit of operating segments	10,259	10,114	20,994	20,127
Other operating expenses of the Corporate and Other segment	(6,095)	(5,475)	(12,556)	(10,727)
Underwriting profit (1)	4,164	4,639	8,438	9,400
Net investment income	13,714	11,553	30,447	22,825
Net realized investment gains	307	1,619	1,354	2,166
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(257)	(24)	(57)	52
Interest expense	(2,224)	(2,041)	(4,347)	(4,215)
Income before taxes	$15,555	$15,597	$35,537	$29,930

(1)
Included in underwriting results for the three and six months ended June 30, 2017 is fee income of $6.9 million and $12.8 million, respectively ($3.5 million and $6.6 million for the same periods in the prior year).

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

Our income before taxes and net income for the three and six months ended June 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$15,555	$14,541	$15,597	$14,596
Net realized investment gains	(307)	(248)	(1,619)	(1,257)
Other expenses	346	368	91	127
Interest expense on leased building the Company is deemed to own for accounting purposes	313	203	306	199
Adjusted net operating income	$15,907	$14,864	$14,375	$13,665

	Six Months Ended June 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$35,537	$32,991	$29,930	$27,433
Net realized investment gains	(1,354)	(1,082)	(2,166)	(1,564)
Other expenses	232	268	79	119
Interest expense on leased building the Company is deemed to own for accounting purposes	625	406	792	515
Adjusted net operating income	$35,040	$32,583	$28,635	$26,503

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)

One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the six months ended June 30, 2017, we increased our tangible equity per share by 4.9%. Absent the $17.7 million in dividends to shareholders in the six months ended June 30, 2017, our tangible equity per share grew by 8.6% for the quarter. Our operating return on tangible shareholders’ equity was 13.4% for the six months ended June 30, 2017.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2017 and December 31, 2016 and reconciles tangible equity to pre dividend tangible equity as of June 30, 2017:

	June 30, 2017		December 31, 2016
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$719,719	$24.42	$693,221	$23.69
Less:
Goodwill	181,831	6.17	181,831	6.21
Intangible assets	38,633	1.31	38,931	1.33
Tangible equity	$499,255	$16.94	$472,459	$16.15
Dividends to shareholders for the six months ended June 30, 2017	17,728	0.60
Pre dividend tangible equity	$516,983	$17.54

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

James River Group Holdings, Ltd.

Date:	August 4, 2017	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ Sarah C. Doran
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

4.10
Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11
Guarantee Agreement dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12
Indenture dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

4.13
Amended and Restated Declaration of Trust dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14
Guarantee Agreement dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15
Indenture dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16
Amended and Restated Declaration of Trust dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17
Guarantee Agreement dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1
Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc. as Joint Book Runners, KeyBank National Association, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets Corp., as Joint Lead Arrangers and Bank of Montreal and SunTrust Bank as Co-syndication Agents (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 9, 2016, Commission File No. 001-36777)

10.2
Continuing Guaranty of Payment, dated as of June 5, 2013, among James River Group, Inc., as Guarantor, James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the Borrowers, pursuant to Credit Agreement, dated as of June 5, 2013 (as amended and restated on December 7, 2016), among the Borrowers, KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.3
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013 (as amended and restated on December 7, 2016), among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.4
First Amendment to Amended and Restated Credit Agreement, dated June 8, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent, and the financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 13, 2017, Commission File No. 001-36777).

Exhibit Number	Description
10.5
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-3677)

10.6
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-3677)

10.7
Form of Shareholder Indemnification Agreement, dated as of December 11, 2007, entered into by James River Group Holdings, Ltd. and James River Group, Inc., and each of (1) D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw CH-SP Franklin, L.L.C., and D. E. Shaw Oculus Portfolios, L.L.C., (2) The Goldman Sachs Group, Inc., (3) Sunlight Capital Ventures, LLC and Sunlight Capital Partners II, LLC and (4) Lehman Brothers Offshore Partners Ltd. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.8
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.9
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

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

10.24
Separation and Release Agreement, dated November 14, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Gregg Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2016, Commission File No. 001-36777)*

10.25
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

10.28
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