Form 10-Q
period 2017-09-30
James River Group Holdings, Ltd.
filed 2017-11-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at November 1, 2017: 29,607,305

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2017	December 31, 2016
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2017 – $1,006,715; 2016 – $940,212)	$1,016,818	$941,077
Trading, at fair value (amortized cost: 2017 – $3,802; 2016 – $5,052)	3,812	5,063
Equity securities available-for-sale, at fair value (cost: 2017 – $72,102; 2016 – $74,553)	78,705	76,401
Bank loan participations held-for-investment, at amortized cost, net of allowance	245,741	203,526
Short-term investments	42,331	50,844
Other invested assets	66,205	55,419
Total invested assets	1,453,612	1,332,330

Cash and cash equivalents	106,500	109,784
Accrued investment income	8,062	7,246
Premiums receivable and agents’ balances, net	390,534	265,315
Reinsurance recoverable on unpaid losses	283,949	182,737
Reinsurance recoverable on paid losses	14,221	2,877
Prepaid reinsurance premiums	87,087	90,147
Deferred policy acquisition costs	84,530	64,789
Intangible assets, net	38,484	38,931
Goodwill	181,831	181,831
Other assets	72,842	70,546
Total assets	$2,721,652	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2017	December 31, 2016
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,187,248	$943,865
Unearned premiums	469,214	390,563
Payables to reinsurers	47,013	39,899
Senior debt	88,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	40,276	36,884
Other liabilities	64,577	49,746
Total liabilities	2,000,683	1,653,312
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2017 and 2016: $0.0002 par value; 200,000,000 shares authorized; 29,582,656 and 29,257,566 shares issued and outstanding, respectively	6	6
Preferred Shares – 2017 and 2016: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	636,474	636,856
Retained earnings	71,904	55,232
Accumulated other comprehensive income	12,585	1,127
Total shareholders’ equity	720,969	693,221
Total liabilities and shareholders’ equity	$2,721,652	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share amounts)
Revenues
Gross written premiums	$338,351	$260,166	$844,005	$563,908
Ceded written premiums	(81,587)	(55,025)	(221,507)	(118,808)
Net written premiums	256,764	205,141	622,498	445,100
Change in net unearned premiums	(54,648)	(71,992)	(81,618)	(76,266)
Net earned premiums	202,116	133,149	540,880	368,834
Net investment income	14,880	15,797	45,327	38,622
Net realized investment (losses) gains	(171)	210	1,183	2,376
Other income	4,041	2,209	12,272	7,373
Total revenues	220,866	151,365	599,662	417,205
Expenses
Losses and loss adjustment expenses	150,445	83,326	386,898	233,491
Other operating expenses	54,260	43,579	156,189	124,732
Other expenses	119	(43)	351	36
Interest expense	2,304	2,079	6,651	6,294
Amortization of intangible assets	149	149	447	447
Total expenses	207,277	129,090	550,536	365,000
Income before taxes	13,589	22,275	49,126	52,205
Income tax expense	3,238	909	5,784	3,406
Net income	10,351	21,366	43,342	48,799
Other comprehensive income:
Net unrealized gains (losses), net of taxes of $(136) and $2,535 in 2017 and $(373) and $2,271 in 2016	716	(1,672)	11,458	26,740
Total comprehensive income	$11,067	$19,694	$54,800	$75,539
Per share data:
Basic earnings per share	$0.35	$0.73	$1.47	$1.68
Diluted earnings per share	$0.34	$0.71	$1.43	$1.64
Dividend declared per share	$0.30	$0.20	$0.90	$0.60
Weighted-average common shares outstanding:
Basic	29,524,243	29,101,550	29,407,762	29,030,284
Diluted	30,220,077	29,935,152	30,285,733	29,834,686

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2015	28,941,547	$6	$630,820	$47,026	$3,186	$681,038
Net income	—	—	—	48,799	—	48,799
Other comprehensive income	—	—	—	—	26,740	26,740
Dividends	—	—	—	(17,604)	—	(17,604)
Exercise of stock options and related excess tax benefits	174,949	—	2,585	—	—	2,585
Compensation expense under stock incentive plans	—	—	4,207	—	—	4,207
Balances at September 30, 2016	29,116,496	$6	$637,612	$78,221	$29,926	$745,765
Balances at December 31, 2016	29,257,566	$6	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	43,342	—	43,342
Other comprehensive income	—	—	—	—	11,458	11,458
Dividends	—	—	—	(26,670)	—	(26,670)
Exercise of stock options	300,168	—	(5,093)	—	—	(5,093)
Vesting of restricted share units	24,922	—	(627)	—	—	(627)
Compensation expense under stock incentive plans	—	—	5,338	—	—	5,338
Balances at September 30, 2017	29,582,656	$6	$636,474	$71,904	$12,585	$720,969

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net cash provided by operating activities	$121,001	$83,916
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(174,635)	(233,753)
Sales – fixed maturity securities	58,678	62,006
Maturities and calls – fixed maturity securities	48,172	106,687
Purchases – equity securities	—	(3,680)
Sales – equity securities	2,748	4,811
Bank loan participations:
Purchases	(192,624)	(86,074)
Sales	105,747	21,743
Maturities	47,157	45,861
Other invested assets:
Purchases	(6,322)	(1,990)
Return of capital	—	717
Maturities and repayments	—	6,500
Short-term investments, net	8,513	(3,986)
Securities receivable or payable, net	12,682	705
Purchases of property and equipment	(2,118)	(2,142)
Net cash used in investing activities	(92,002)	(82,595)
Financing activities
Dividends paid	(26,596)	(17,428)
Issuance of common shares under equity incentive plans	1,548	2,134
Common share repurchases	(6,613)	(716)
Repayments of financing obligations net of proceeds	(622)	(844)
Net cash used in financing activities	(32,283)	(16,854)
Change in cash and cash equivalents	(3,284)	(15,533)
Cash and cash equivalents at beginning of period	109,784	106,406
Cash and cash equivalents at end of period	$106,500	$90,873
Supplemental information
Interest paid	$6,626	$6,011

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

•
JRG Reinsurance Company, Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties and to the Company’s U.S.-based insurance subsidiaries.

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

The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.3 million and $27.1 million as of September 30, 2017 and December 31, 2016, respectively, representing the Company’s maximum exposure to loss.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended September 30, 2017 and 2016, our U.S. federal income tax expense was 23.8% and 4.1% of income before taxes, respectively (11.8% and 6.5% for the nine months ended September 30, 2017 and 2016, respectively). The catastrophe losses this quarter reduced underwriting income in both the Excess and Surplus Lines and the Casualty Reinsurance segments and this caused a higher proportion of the Group's income to be taxed at a higher rate applicable to earnings in the United States. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.2%and 10.0% of our available-for-sale securities at September 30, 2017 and 2016, respectively), dividends received income, and excess tax benefits on share based compensation.

Adopted Accounting Standards

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the nine months ended September 30, 2016, net cash provided by operating activities increased by $1.2 million and net cash used in financing activities increased by $1.2 million for the adoption of ASU 2016-09. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated income statements.

Prospective Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company is completing it evaluation of ASU 2014-09 to determine what, if any, impact that adopting this standard will have on reported fee income. As part of this evaluation, the Company is completing a review of its contracts and assessing the impact the new standard will have on its disclosures and internal controls. The Company does not believe adoption will have a material impact on its consolidated financial

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

statements. The Company plans to adopt this ASU using the modified retrospective method, with the cumulative effect of initially applying this update recognized in the first quarter of 2018. The Company is in the process of drafting an updated accounting policy for revenue recognition, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption, a cumulative-effect adjustment to the balance sheet will be made as of the beginning of the fiscal year of adoption. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have an impact on the Company's results of operations, as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company does not expect that the adoption of this ASU will have a material impact on its statement of cash flows.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments

The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
Fixed maturity securities:
State and municipal	$129,786	$5,608	$(416)	$134,978
Residential mortgage-backed	140,053	946	(1,942)	139,057
Corporate	415,817	7,490	(1,901)	421,406
Commercial mortgage and asset-backed	176,952	984	(489)	177,447
Obligations of U.S. government corporations and agencies	62,435	37	(97)	62,375
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,647	77	(244)	79,480
Redeemable preferred stock	2,025	50	—	2,075
Total fixed maturity securities	1,006,715	15,192	(5,089)	1,016,818
Equity securities	72,102	8,116	(1,513)	78,705
Total investments available-for-sale	$1,078,817	$23,308	$(6,602)	$1,095,523
December 31, 2016
Fixed maturity securities:
State and municipal	$101,793	$5,032	$(984)	$105,841
Residential mortgage-backed	152,703	1,070	(2,975)	150,798
Corporate	379,727	4,382	(5,661)	378,448
Commercial mortgage and asset-backed	167,967	906	(826)	168,047
Obligations of U.S. government corporations and agencies	64,823	276	(85)	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	131	(185)	71,120
Redeemable preferred stock	2,025	—	(216)	1,809
Total fixed maturity securities	940,212	11,797	(10,932)	941,077
Equity securities	74,553	4,503	(2,655)	76,401
Total investments available-for-sale	$1,014,765	$16,300	$(13,587)	$1,017,478

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2017 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$117,434	$117,483
After one year through five years	253,240	255,514
After five years through ten years	192,269	193,760
After ten years	124,742	131,482
Residential mortgage-backed	140,053	139,057
Commercial mortgage and asset-backed	176,952	177,447
Redeemable preferred stock	2,025	2,075
Total	$1,006,715	$1,016,818

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

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2017
Fixed maturity securities:
State and municipal	$27,813	$(220)	$5,371	$(196)	$33,184	$(416)
Residential mortgage-backed	81,667	(882)	30,486	(1,060)	112,153	(1,942)
Corporate	106,427	(998)	31,522	(903)	137,949	(1,901)
Commercial mortgage and asset-backed	46,526	(288)	11,861	(201)	58,387	(489)
Obligations of U.S. government corporations and agencies	52,157	(97)	—	—	52,157	(97)
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,192	(243)	2,223	(1)	62,415	(244)
Total fixed maturity securities	374,782	(2,728)	81,463	(2,361)	456,245	(5,089)
Equity securities	3,913	(68)	8,847	(1,445)	12,760	(1,513)
Total investments available-for-sale	$378,695	$(2,796)	$90,310	$(3,806)	$469,005	$(6,602)
December 31, 2016
Fixed maturity securities:
State and municipal	$28,398	$(984)	$—	$—	$28,398	$(984)
Residential mortgage-backed	93,242	(1,548)	32,330	(1,427)	125,572	(2,975)
Corporate	199,841	(4,212)	8,477	(1,449)	208,318	(5,661)
Commercial mortgage and asset-backed	47,990	(799)	7,195	(27)	55,185	(826)
Obligations of U.S. government corporations and agencies	50,573	(85)	—	—	50,573	(85)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,989	(185)	—	—	48,989	(185)
Redeemable preferred stock	1,809	(216)	—	—	1,809	(216)
Total fixed maturity securities	470,842	(8,029)	48,002	(2,903)	518,844	(10,932)
Equity securities	21,345	(1,071)	6,558	(1,584)	27,903	(2,655)
Total investments available-for-sale	$492,187	$(9,100)	$54,560	$(4,487)	$546,747	$(13,587)

The Company held securities of 146 issuers that were in an unrealized loss position at September 30, 2017 with a total fair value of $469.0 million and gross unrealized losses of $6.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

At September 30, 2017, 99.1% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2017 had an aggregate fair value of $9.0 million and an aggregate net unrealized gain of $248,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2017 or December 31, 2016 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at September 30, 2017 or December 31, 2016 experienced an other-than-temporary impairment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

At September 30, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. The recent devastation caused by Hurricane Maria on the island of Puerto Rico raises additional doubt about PREPA's ability to make payments to the issuer. The loan was scheduled to mature in November 2017, but the issuer has proposed deferring payment until March 2018. Based on this deferral request and the uncertainty regarding repayment, management has concluded that an allowance for credit losses should be established on the loan to reduce its carrying value to $0 at September 30, 2017. At December 31, 2016, the loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At September 30, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.7 million and an unrealized loss of $1.9 million. All of the loans were current at September 30, 2017. Management concluded that two of these loans were impaired as of September 30, 2017. At September 30, 2017, the two impaired loans had a carrying value of $1.9 million, unpaid principal of $2.5 million and an allowance for credit losses of $490,000. At December 31, 2016, one loan was impaired with a carrying value of $1.6 million, unpaid principal of $2.2 million and an allowance for credit losses of $545,000.

Management also concluded that one non-energy sector loan was impaired at September 30, 2017. The loan has a carrying value of $499,000, unpaid principal of $708,000, and an allowance for credit losses of $209,000. At December 31, 2016, three non-energy sector loans were impaired with a total carrying value of $3.2 million, unpaid principal of $3.5 million, and an allowance for credit losses of $221,000.

The aggregate allowance for credit losses was $1.5 million at September 30, 2017 on impaired loans from four issuers with a total carrying value of $2.4 million and unpaid principal of $4.0 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on impaired loans from five issuers with a total carrying value of $6.5 million and unpaid principal of $7.6 million. The aggregate allowance for credit losses on impaired loans was $2.0 million at September 30, 2016 and $4.3 million at December 31, 2015.

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

Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2017 or December 31, 2016.

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

The average recorded investment in impaired bank loans was $4.5 million and $8.0 million during the nine months ended September 30, 2017 and 2016, respectively. Investment income of $231,000 and $237,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $729,000 and $594,000 in the three months and nine months ended September 30, 2017, respectively, for changes in the fair value of impaired bank loans. For the three months and nine months ended September 30, 2016, the Company recorded net realized investment losses of $663,000 and $53,000, respectively, for changes in the fair value of impaired bank loans.

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months ended September 30, 2017 includes $2,000 of net trading losses, all relating to securities still held at September 30, 2017. Trading gains or losses included in net investment income in the nine months ended September 30, 2017 were $0.

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturity securities:
Gross realized gains	$378	$70	$734	$1,479
Gross realized losses	(4)	—	(331)	(2)
	374	70	403	1,477
Bank loan participations:
Gross realized gains	341	273	1,948	1,466
Gross realized losses	(839)	(1,308)	(1,528)	(1,741)
	(498)	(1,035)	420	(275)
Equity securities:
Gross realized gains	—	1,174	409	1,174
Gross realized losses	(45)	—	(45)	—
	(45)	1,174	364	1,174
Short-term investments and other:
Gross realized gains	1	2	1	3
Gross realized losses	(3)	(1)	(5)	(3)
	(2)	1	(4)	—
Total	$(171)	$210	$1,183	$2,376

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

			Investment Income
	Carrying Value
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Renewable energy LLCs (a)	$31,264	$27,067	$1,516	$2,745	$8,631	$1,976
Renewable energy notes receivable (b)	5,688	—	238	—	287	450
Limited partnerships (c)	24,753	23,852	477	1,948	1,562	3,784
Bank holding companies (d)	4,500	4,500	85	86	257	257
Total other invested assets	$66,205	$55,419	$2,316	$4,779	$10,737	$6,467

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $4.4 million and $2.4 million in the nine months ended September 30, 2017 and 2016, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. In June 2017, the Company invested $5.7 million in a note with an affiliate of the Company’s largest shareholder. Interest on the note, which matures in 2021, is fixed at 15.0%. The Company is committed to investing another $3.1 million in the note and commitment fees of 2.5% are earned on the unfunded commitment. Interest income on the note was $238,000 and $287,000 for the three and nine months ended September 30, 2017, respectively. The Company’s Chairman and Chief Executive Officer and one of the Company’s directors are also lenders on this project. In May 2016, the outstanding principal on a $6.5 million note was fully repaid. Income prior to repayment of the note was $450,000 in the nine months ended September 30, 2016. This note was also with an affiliate of the Company's largest shareholder.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $2.9 million at September 30, 2017. The Company recognized investment income of $246,000 and $178,000 on the investment for the nine months ended September 30, 2017 and 2016, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $21.9 million at September 30, 2017. Investment income of $1.3 million and $3.6 million was recognized on the investments for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company’s Excess and Surplus Lines segment has an outstanding commitment to invest another $625,000 in a limited partnership that invests in loans of middle market private equity sponsored companies.

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $257,000 in both nine months ended September 30, 2017 and 2016. The Company’s Chairman and Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At September 30, 2017, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $5.0 million at September 30, 2017, is classified as an available-for-sale fixed maturity.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Realized investments gains of $409,000 were recognized in the nine months ended September 30, 2017 related to the sale of common shares of the bank holding company. Income of $266,000 was recognized on the shares for the nine months ended September 30, 2016.

The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2017, is carried as a short-term investment. Interest income of $2,000 and $3,000 was recognized on this investment for the nine months ended September 30, 2017 and 2016, respectively.

3.    Goodwill and Intangible Assets

On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2017 and December 31, 2016.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,491	11,611	4,044
Identifiable intangible assets subject to amortization		11,611	4,491	11,611	4,044
		$42,975	$4,491	$42,975	$4,044

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share

The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net income to shareholders	$10,351	$21,366	$43,342	$48,799

Weighted average common shares outstanding:
Basic	29,524,243	29,101,550	29,407,762	29,030,284
Common share equivalents	695,834	833,602	877,971	804,402
Diluted	30,220,077	29,935,152	30,285,733	29,834,686

Earnings per share:
Basic	$0.35	$0.73	$1.47	$1.68
Common share equivalents	(0.01)	(0.02)	(0.04)	(0.04)
Diluted	$0.34	$0.71	$1.43	$1.64

Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three and nine months ended September 30, 2017, common share equivalents of 203,758 and 168,167 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2016, all common share equivalents were dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$839,508	$689,631	$761,128	$653,534
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	158,009	88,659	396,161	248,239
Prior years	(7,564)	(5,333)	(9,263)	(14,748)
Total incurred losses and loss and adjustment expenses	150,445	83,326	386,898	233,491
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	21,305	10,734	38,911	21,624
Prior years	65,349	43,847	205,816	147,025
Total loss and loss adjustment expense payments	86,654	54,581	244,727	168,649
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	903,299	718,376	903,299	718,376
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	283,949	156,286	283,949	156,286
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,187,248	$874,662	$1,187,248	$874,662

The Company experienced $7.6 million of favorable reserve development in the three months ended September 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $5.1 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2015 and 2014 accident years which were partially offset by unfavorable development in the 2016 accident year. This favorable development occurred because our actuarial studies at September 30, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Specialty Admitted Insurance segment experienced $3.0 million of favorable development, primarily due to favorable development in the workers' compensation business for the 2015 and 2014 accident years. The Company also experienced $581,000 of adverse development for the Casualty Reinsurance segment. The development was primarily related to the 2011 and 2013 contracts with one reinsured.

The Company experienced $5.3 million of favorable reserve development in the three months ended September 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $5.8 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2013, 2014, and 2015 accident years. This favorable development occurred because our actuarial studies at September 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced $1.6 million of favorable development in the Specialty Admitted Insurance segment primarily from the 2013, 2014 and 2015 accident years. The Casualty Reinsurance segment experienced $2.0 million of adverse development on prior accident years primarily from two contracts from 2012 and 2013 underwriting years that had higher than expected reported losses in the quarter.

The Company experienced $9.3 million of favorable reserve development in the nine months ended September 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $9.8 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2014 through 2016 accident years. This favorable development occurred because our actuarial studies at September 30, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Specialty

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Admitted Insurance segment experienced $2.1 million of favorable development, primarily due to favorable development in the workers' compensation business for the 2016, 2015, and 2014 accident years which was partially offset by adverse development in programs for the 2016 accident year. The Company also experienced $2.6 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2011 through 2013 contracts with one reinsured.

The Company experienced $14.7 million of favorable reserve development in the nine months ended September 30, 2016 on the reserve for losses and loss adjustment expenses held at December 31, 2015. This reserve development included $13.8 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2013, 2014, and 2015 accident years. This favorable development occurred because our actuarial studies at September 30, 2016 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Company also experienced favorable development of $2.5 million in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2014. The Casualty Reinsurance segment experienced $1.5 million of adverse reserve development on prior accident years primarily from two contracts from the 2012 and 2013 years that had higher than expected reported losses in 2016.

6.    Other Comprehensive Income

The following table summarizes the components of other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$909	$(802)	$14,760	$31,662
U.S. income taxes	21	(38)	(2,771)	(3,115)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	930	(840)	11,989	28,547
Less reclassification adjustment:
Net realized investment gains	329	1,243	767	2,651
U.S. income tax expenses	(115)	(411)	(236)	(844)
Reclassification adjustment for investment gains realized in net income	214	832	531	1,807
Other comprehensive income (loss)	$716	$(1,672)	$11,458	$26,740

7.       Contingent Liabilities

The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.

The Company’s reinsurance subsidiary, JRG Re, has entered into letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $85.6 million of letters of credit were issued through September 30, 2017 which were secured by deposits of $95.8 million. Under a $102.5 million facility, $47.6 million of letters of credit were issued through September 30, 2017 which were secured by deposits of $61.6 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $269.8 million at September 30, 2017.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. At September 30, 2017, there were no loans or letters of credit outstanding on the facility.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $670.1 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

8.    Segment Information

The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Fee income of $3.9 million and $2.1 million was included in underwriting profit for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, fee income of $12.0 million and $7.2 million, respectively, was included in underwriting profit. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

The following table summarizes the Company’s segment results:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2017
Gross written premiums	$140,425	$84,838	$113,088	$—	$338,351
Net earned premiums	123,606	19,324	59,186	—	202,116
Underwriting profit (loss) of insurance segments	9,946	851	(2,933)	—	7,864
Net investment income	3,727	626	8,590	1,937	14,880
Interest expense	—	—	—	2,304	2,304
Segment revenues	131,033	19,992	67,860	1,981	220,866
Segment goodwill	181,831	—	—	—	181,831
Segment assets	821,668	405,209	1,372,234	122,541	2,721,652

Three Months Ended September 30, 2016
Gross written premiums	$99,882	$56,119	$104,165	$—	$260,166
Net earned premiums	81,672	13,204	38,273	—	133,149
Underwriting profit of insurance segments	12,408	702	133	—	13,243
Net investment income	5,236	647	7,085	2,829	15,797
Interest expense	—	—	—	2,079	2,079
Segment revenues	88,671	13,890	44,808	3,996	151,365
Segment goodwill	181,831	—	—	—	181,831
Segment assets	728,231	261,063	1,258,522	100,095	2,347,911

Nine Months Ended September 30, 2017
Gross written premiums	$387,424	$234,073	$222,508	$—	$844,005
Net earned premiums	334,723	53,337	152,820	—	540,880
Underwriting profit (loss) of insurance segments	30,475	2,246	(3,863)	—	28,858
Net investment income	10,751	1,893	23,100	9,583	45,327
Interest expense	—	—	—	6,651	6,651
Segment revenues	357,607	55,351	176,580	10,124	599,662
Segment goodwill	181,831	—	—	—	181,831
Segment assets	821,668	405,209	1,372,234	122,541	2,721,652

Nine Months Ended September 30, 2016
Gross written premiums	$279,417	$119,007	$165,484	$—	$563,908
Net earned premiums	217,742	36,816	114,276	—	368,834
Underwriting profit of insurance segments	31,395	1,302	673	—	33,370
Net investment income	13,601	1,898	20,248	2,875	38,622
Interest expense	—	—	—	6,294	6,294
Segment revenues	239,401	39,266	134,420	4,118	417,205
Segment goodwill	181,831	—	—	—	181,831
Segment assets	728,231	261,063	1,258,522	100,095	2,347,911

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$9,946	$12,408	$30,475	$31,395
Specialty Admitted Insurance	851	702	2,246	1,302
Casualty Reinsurance	(2,933)	133	(3,863)	673
Total underwriting profit of insurance segments	7,864	13,243	28,858	33,370
Other operating expenses of the Corporate and Other segment	(6,507)	(4,870)	(19,063)	(15,597)
Underwriting profit	1,357	8,373	9,795	17,773
Net investment income	14,880	15,797	45,327	38,622
Net realized investment (losses) gains	(171)	210	1,183	2,376
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	(24)	123	(81)	175
Interest expense	(2,304)	(2,079)	(6,651)	(6,294)
Income before taxes	$13,589	$22,275	$49,126	$52,205

Underwriting profit (loss) for the three and nine months ended September 30, 2017 reflects $10.0 million of catastrophe losses from Hurricanes Harvey, Irma, and Maria. The Excess and Surplus Lines segment includes $7.3 million of such losses primarily related to property losses in Florida. The Casualty Reinsurance segment includes $2.7 million of losses primarily related to nonstandard auto losses in Texas.

The correction of a contingent commission accrual and related commission expense increased underwriting expenses of the Casualty Reinsurance segment by $0 and $2.0 million in the three and nine months ended September 30, 2017, respectively. In addition, the correction of an expense reimbursement accrual for the Excess and Surplus Lines segment reduced underwriting expenses by $1.3 million and $0 for the three and nine months ended September 30, 2017, respectively. There was also a third quarter adjustment to increase the investment income of the Casualty Reinsurance segment by $480,000 for the three months ended September 30, 2017. Investment income for the Casualty Reinsurance segment had been understated for the three months ended June 30, 2017.

9.    Other Operating Expenses and Other Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortization of policy acquisition costs	$35,311	$24,761	$94,563	$70,552
Other underwriting expenses of the operating segments	12,442	13,948	42,563	38,583
Other operating expenses of the Corporate and Other segment	6,507	4,870	19,063	15,597
Total	$54,260	$43,579	$156,189	$124,732

Other expenses of $119,000 and $351,000 for the three and nine months ended September 30, 2017, respectively, were primarily employee severance and legal and other professional services associated with the Company's May 2017 secondary offering. For the three and nine months ended September 30, 2016, other expenses of $(43,000) and $36,000, respectively, were largely comprised of filing fees and due diligence costs related to merger and acquisition activities.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2017 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$—	$134,978	$—	$134,978
Residential mortgage-backed	—	139,057	—	139,057
Corporate	—	421,406	—	421,406
Commercial mortgage and asset-backed	—	172,447	5,000	177,447
Obligations of U.S. government corporations and agencies	—	62,375	—	62,375
U.S. Treasury securities and obligations guaranteed by the U.S. government	78,864	616	—	79,480
Redeemable preferred stock	—	2,075	—	2,075
Total fixed maturity securities	78,864	932,954	5,000	1,016,818
Equity securities:
Preferred stock	—	66,833	—	66,833
Common stock	11,138	734	—	11,872
Total equity securities	11,138	67,567	—	78,705
Total available-for-sale securities	$90,002	$1,000,521	$5,000	$1,095,523
Trading securities:
Fixed maturity securities	$—	$3,812	$—	$3,812
Short-term investments	$1,000	$41,331	$—	$42,331

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

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $5.0 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the nine months ended September 30, 2017 and 2016. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at September 30, 2017 and December 31, 2016.

Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 or 2016. The Company recognizes transfers between levels at the beginning of the reporting period.

 There were no realized gains or losses included in earnings for the nine months ended September 30, 2017 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at September 30, 2017.

The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

Assets measured at fair value on a nonrecurring basis are summarized below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
September 30, 2017
Bank loan participations held-for-investment	$—	$—	$2,445	$2,445
December 31, 2016
Bank loan participations held-for-investment	$—	$—	$4,849	$4,849

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.4 million at September 30, 2017 and $4.8 million at December 31, 2016.

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

Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2017, there were bank loan participations with an unpaid principal balance of $807,000 and a carrying value of $0 for which external sources were unavailable to determine fair value. At December 31, 2016, there were bank loan participations with an unpaid principal balance of $2.3 million and a carrying value of $2.0 million for which external sources were unavailable to determine fair value.

The carrying values and fair values of financial instruments are summarized below:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$1,016,818	$1,016,818	$941,077	$941,077
Equity securities	78,705	78,705	76,401	76,401
Trading:
Fixed maturity securities	3,812	3,812	5,063	5,063
Bank loan participations held-for-investment	245,741	242,164	203,526	203,123
Cash and cash equivalents	106,500	106,500	109,784	109,784
Short-term investments	42,331	42,331	50,844	50,844
Other invested assets – notes receivable	10,188	12,033	4,500	6,008
Liabilities
Senior debt	88,300	85,706	88,300	85,404
Junior subordinated debt	104,055	109,384	104,055	99,397

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

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2017 and December 31, 2016 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2017 and December 31, 2016, respectively.

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at September 30, 2017 and December 31, 2016 were determined using inputs to the valuation methodology that are unobservable (Level 3).

11.    Capital Stock and Equity Awards

The Company issued 325,090 common shares in the nine months ended September 30, 2017 with 300,168 new shares related to stock option exercises and 24,922 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,257,566 at December 31, 2016 to 29,582,656 at September 30, 2017.

The Company declared the following dividends during the first nine months of 2017 and 2016:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9	million
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8.9	million
August 1, 2017	$0.30	September 11, 2017	September 29, 2017	$8.9	million
	$0.90			$26.7	million

2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8	million
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9	million
August 3, 2016	$0.20	September 12, 2016	September 30, 2016	$5.9	million
	$0.60			$17.6	million

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

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units (“RSUs”), and other awards under the 2014 LTIP. In May 2017, the Company's shareholders approved an amendment to the 2014 LTIP to increase the number of common shares authorized for issuance by 1,000,000, with only 500,000 of such additional shares to be available for issuance as awards that are not share appreciation rights or share option awards. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2017, 1,880,013 shares are available for grant.

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at September 30, 2017, 32,994 shares are available for grant.

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

Options

The following table summarizes the option activity:

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	2,234,699	$22.84	2,058,085	$18.11
Granted	205,244	$42.24	706,203	$32.07
Exercised	(735,587)	$18.00	(256,916)	$15.92
Forfeited	(62,489)	$30.80	(33,039)	$27.68
End of period	1,641,867	$27.13	2,474,333	$22.19
Exercisable, end of period	699,922	$22.63	992,643	$17.04

RSUs

The following table summarizes the RSU activity:

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	196,800	$24.38	234,922	$21.00
Granted	119,312	$42.19	60,291	$32.03
Vested	(39,113)	$32.01	—	$—
Forfeited	(22,188)	$26.06	—	$—
Unvested, end of period	254,811	$31.40	295,213	$23.25
Compensation Expense

Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Share based compensation expense	$1,760	$1,520	$5,338	$4,207
U.S. tax benefit on share based compensation expense	467	425	1,413	1,182

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2017, the Company had $8.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.7 years and 4.0 years, respectively.

12.    Subsequent Events

On November 1, 2017, the Board of Directors declared a cash dividend of $0.30 per common share and a special cash dividend of $0.50 per common share. Both dividends are payable on December 28, 2017 to shareholders of record on December 15, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our underwriting profit for the three and nine months ended September 30, 2017 was $1.4 million and $9.8 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $8.4 million and $17.8 million, respectively. The Excess and Surplus Lines segment and Casualty Reinsurance segment experienced decreases in underwriting profit from 2016 to 2017 for the three and nine months ended September 30, 2017 while the Specialty Admitted Insurance segment had an increase in underwriting profit in both periods of 2017. Underwriting profit for the three and nine months ended September 30, 2017 reflects $10.0 million of catastrophe losses from Hurricanes Harvey, Irma, and Maria. The Excess and Surplus Lines segment includes $7.3 million of catastrophe losses primarily related to property losses in Florida. The Casualty Reinsurance segment includes $2.7 million of losses primarily related to nonstandard auto losses in Texas.

We are organized into four reportable segments, which are separately managed business units:

•
The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers in several states primarily in the Southeastern United States. This segment also focuses on fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 49 states and the District of Columbia;

•
The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company, Ltd. (“JRG Re”), a Bermuda-based reinsurance company; and

•
The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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

RESULTS OF OPERATIONS

The following table summarizes our results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$338,351	$260,166	30.1%	$844,005	$563,908	49.7%
Net retention (1)	75.9%	78.9%		73.8%	78.9%
Net written premiums	$256,764	$205,141	25.2%	$622,498	$445,100	39.9%
Net earned premiums	$202,116	$133,149	51.8%	$540,880	$368,834	46.6%
Losses and loss adjustment expenses	(150,445)	(83,326)	80.5%	(386,898)	(233,491)	65.7%
Other operating expenses	(50,314)	(41,450)	21.4%	(144,187)	(117,570)	22.6%
Underwriting profit (2), (3)	1,357	8,373	(83.8)%	9,795	17,773	(44.9)%
Net investment income	14,880	15,797	(5.8)%	45,327	38,622	17.4%
Net realized investment gains (losses)	(171)	210	‒	1,183	2,376	(50.2)%
Other income and expense	(24)	123	‒	(81)	175	‒
Interest expense	(2,304)	(2,079)	10.8%	(6,651)	(6,294)	5.7%
Amortization of intangible assets	(149)	(149)	‒	(447)	(447)	‒
Income before taxes	13,589	22,275	(39.0)%	49,126	52,205	(5.9)%
Income tax expense	3,238	909	256.2%	5,784	3,406	69.8%
Net income	$10,351	$21,366	(51.6)%	$43,342	$48,799	(11.2)%
Adjusted net operating income (4)	$10,731	$21,594	(50.3)%	$43,314	$48,097	(9.9)%
Ratios:
Loss ratio	74.4%	62.6%		71.5%	63.3%
Expense ratio	24.9%	31.1%		26.7%	31.9%
Combined ratio	99.3%	93.7%		98.2%	95.2%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting Profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)
Included in underwriting results for the three and nine months ended September 30, 2017 is fee income of $7.0 million and $19.8 million, respectively ($3.1 million and $9.7 million for the same periods in the prior year).

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.

Three Months Ended September 30, 2017 and 2016

The Company had an underwriting profit of $1.4 million for the three months ended September 30, 2017. This compares to an underwriting profit of $8.4 million for the same period in the prior year.

The results for the three months ended September 30, 2017 and 2016 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized investment losses of $171,000 and gains of $210,000 for the three months ended September 30, 2017 and 2016, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $315,000 and $308,000 for the three months ended September 30, 2017 and 2016, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

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

Our income before taxes and net income for the three months ended September 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$13,589	$10,351	$22,275	$21,366
Net realized investment losses (gains)	171	82	(210)	56
Other expenses	119	93	(43)	(28)
Interest expense on leased building the Company is deemed to own for accounting purposes	315	205	308	200
Adjusted net operating income	$14,194	$10,731	$22,330	$21,594

Our combined ratio for the three months ended September 30, 2017 was 99.3%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2017 includes $10.0 million, or 4.9 percentage points, of catastrophe losses from Hurricanes Harvey, Irma, and Maria. The combined ratio for the three months ended September 30, 2017 also includes $7.6 million, or 3.7 percentage points, of net favorable reserve development on prior accident years, including $5.1 million of net favorable reserve development from the Excess and Surplus Lines segment, $3.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $581,000 of net adverse reserve development from the Casualty Reinsurance segment.

The combined ratio for the three months ended September 30, 2016 was 93.7%. The combined ratio included $5.3 million, or 4.0 percentage points, of net favorable reserve development on prior accident years, including $5.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.6 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.0 million of net adverse reserve development from the Casualty Reinsurance segment. There were no catastrophe losses for the three months ended September 30, 2016.

Our expense ratio improved from 31.1% for the three months ended September 30, 2016 to 24.9% for the three months ended September 30, 2017. The improvement is due to a 51.3% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 61.2% of consolidated net earned premiums for the three months ended September 30, 2017. Fee income for the Company increased from $3.1 million for the three months ended September 30, 2016 to $7.0 million for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and 2016

The Company had an underwriting profit of $9.8 million for the nine months ended September 30, 2017. This compares to an underwriting profit of $17.8 million for the same period in the prior year.

The results for the nine months ended September 30, 2017 and 2016 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized investment gains of $1.2 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. See “— Investing Results" for more information on these realized investment gains.

•
Interest expense of $940,000 and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

Our income before taxes and net income for the nine months ended September 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Nine Months Ended September 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$49,126	$43,342	$52,205	$48,799
Net realized investment losses (gains)	(1,183)	(1,000)	(2,376)	(1,508)
Other expenses	351	361	36	91
Interest expense on leased building the Company is deemed to own for accounting purposes	940	611	1,100	715
Adjusted net operating income	$49,234	$43,314	$50,965	$48,097

Our combined ratio for the nine months ended September 30, 2017 was 98.2%. The combined ratio for the nine months ended September 30, 2017 includes $10.0 million, or 1.8 percentage points, of catastrophe losses from Hurricanes Harvey, Irma, and Maria. The combined ratio for the nine months ended September 30, 2017 also includes $9.3 million, or 1.7 percentage points, of net favorable development on prior accident years, including $9.8 million of net favorable development from the Excess and Surplus Lines segment, $2.1 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.6 million of net adverse reserve development from the Casualty Reinsurance segment.

The combined ratio for the nine months ended September 30, 2016 was 95.2%. The combined ratio included $14.7 million, or 4.0 percentage points, of net favorable development on prior accident years, including $13.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $2.5 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $1.5 million of net adverse reserve development from the Casualty Reinsurance segment. There were no catastrophe losses for the nine months ended September 30, 2016.

Our expense ratio improved from 31.9% for the nine months ended September 30, 2016 to 26.7% for the nine months ended September 30, 2017. The improvement is due to a 53.7% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment makes up 61.9% of consolidated net earned premiums for nine months ended September 30, 2017. Fee income for the Company increased from $9.7 million for the nine months ended September 30, 2016 to $19.8 million for the nine months ended September 30, 2017.

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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$140,425	$99,882	40.6%	$387,424	$279,417	38.7%
Specialty Admitted Insurance	84,838	56,119	51.2%	234,073	119,007	96.7%
Casualty Reinsurance	113,088	104,165	8.6%	222,508	165,484	34.5%
	$338,351	$260,166	30.1%	$844,005	$563,908	49.7%
Net written premiums:
Excess and Surplus Lines	$125,188	$86,193	45.2%	$346,356	$239,618	44.5%
Specialty Admitted Insurance	18,503	14,774	25.2%	53,462	39,499	35.4%
Casualty Reinsurance	113,073	104,174	8.5%	222,680	165,983	34.2%
	$256,764	$205,141	25.2%	$622,498	$445,100	39.9%
Net earned premiums:
Excess and Surplus Lines	$123,606	$81,672	51.3%	$334,723	$217,742	53.7%
Specialty Admitted Insurance	19,324	13,204	46.3%	53,337	36,816	44.9%
Casualty Reinsurance	59,186	38,273	54.6%	152,820	114,276	33.7%
	$202,116	$133,149	51.8%	$540,880	$368,834	46.6%

Each of our operating segments experienced significant growth in gross written premiums during 2017. Premiums for the Company for the three and nine months ended September 30, 2017 were affected by the following:

Gross written premiums for the Excess and Surplus Lines segment (which represents 45.9% of our consolidated gross written premiums in the first nine months of 2017) increased 40.6% to $140.4 million and 38.7% to $387.4 million for the three and nine months ended September 30, 2017, respectively, over the corresponding periods in the prior year. Gross written premiums excluding commercial auto policies increased 5.0% for the nine months ended September 30, 2017 and 6.2% for three months ended September 30, 2017 compared to the same periods in the prior year. Policy submissions excluding commercial auto policies were 8.5% higher and 3.4% more policies were bound in the nine months ended September 30, 2017 than in the nine months ended September 30, 2016. Rates for non-commercial auto policies remain relatively flat, and weighted-average premium declined slightly. For the three and nine months ended September 30, 2017, the increase in gross written premiums compared to the same period in 2016 was most notable in our:

•
Commercial Auto division (representing 45.3% of this segment’s business for the nine months ended September 30, 2017), which increased $36.4 million (or 112.6%) and $98.0 million (or 126.2%) for the three and nine months ended September 30, 2017, respectively. This division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

•
Excess Casualty division (representing 8.6% of this segment’s business for nine months ended September 30, 2017) which increased $1.5 million (or 12.5%) and $1.5 million (or 4.9%) for the three and nine months ended September 30, 2017, respectively.

•
Allied Health division (representing 4.3% of this segment’s business for the nine months ended September 30, 2017) which increased $1.3 million (or 31.7%) and $4.1 million (or 32.5%) for the three and nine months ended September 30, 2017, respectively.

•
Environmental division (representing 1.7% of this segment’s business for the nine months ended September 30, 2017) which increased $348,000 (or 76.7%) and $2.8 million (or 73.9%) for the three and nine months ended September 30, 2017, respectively.

•
Professional Liability division (representing 1.3% of this segment’s business for the nine months ended September 30, 2017) which decreased $506,000 (or 25.0%) and $1.8 million (or 26.6%) for the three and nine months ended September 30, 2017, respectively.

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 27.7% of our consolidated gross written premiums for the nine months ended September 30, 2017) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Total workers’ compensation premium	$10,589	$9,285	14.0%	$32,162	$29,110	10.5%
Fronting and program premium	74,249	46,834	58.5%	201,911	89,897	124.6%
Specialty Admitted gross written premium	$84,838	$56,119	51.2%	$234,073	$119,007	96.7%

A significant portion of the fronting and program business is ceded to third party reinsurers. As a result, our net written premium for this segment increased by less than our gross written premiums, increasing 25.2% and 35.4% for the three and nine months ended September 30, 2017, respectively.

Gross written premiums for the Casualty Reinsurance segment (which represents 26.4% of our consolidated gross written premiums in the first nine months of 2017) increased 8.6% to $113.1 million and 34.5% to $222.5 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. This premium increase is due to $2.8 million and $25.8 million in new business written in the three and nine months ended September 30, 2017, respectively, coupled with the renewal of a majority of the accounts written in 2016. Adjustments to premium estimates in the three and nine months ended September 30, 2017 on policies written in prior years were $3.0 million and $15.9 million higher than the same periods in the prior year. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.

Net Retention

The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Excess and Surplus Lines	89.1%	86.3%	89.4%	85.8%
Specialty Admitted Insurance	21.8%	26.3%	22.8%	33.2%
Casualty Reinsurance	100.0%	100.0%	100.1%	100.3%
Total	75.9%	78.9%	73.8%	78.9%

The net premium retention for the Excess and Surplus Lines segment increased from 2016 to 2017 due to increased premium on our commercial auto business. We generally retain all of the premium written by the Commercial Auto division.

The net premium retention for the Specialty Admitted Insurance segment decreased from 2016 to 2017 as a result of growth in the segment's fronting and program business, which generally has much lower net premium retention than our workers’ compensation business. Fronting and program gross written premium grew 58.5% and 124.6% for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in the prior year. For the three and nine months ended

September 30, 2017, the net retention on the segment’s fronting and program business was 12.0% and 12.1%, respectively (13.6% and 14.7% in the three and nine months ended September 30, 2016, respectively), while the net retention on the workers’ compensation business was 90.4% and 90.3%, respectively (90.5% and 90.4% in the three and nine months ended September 30, 2016, respectively).

The net retention for the Casualty Reinsurance segment for the nine months ended September 30, 2017 and 2016 includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results

The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Excess and Surplus Lines	92.0%	84.8%	90.9%	85.6%
Specialty Admitted Insurance	95.6%	94.7%	95.8%	96.5%
Casualty Reinsurance	105.0%	99.7%	102.5%	99.4%
Total	99.3%	93.7%	98.2%	95.2%

Excess and Surplus Lines Segment

Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$140,425	$99,882	40.6%	$387,424	$279,417	38.7%
Net written premiums	$125,188	$86,193	45.2%	$346,356	$239,618	44.5%
Net earned premiums	$123,606	$81,672	51.3%	$334,723	$217,742	53.7%
Losses and loss adjustment expenses	(95,855)	(50,733)	88.9%	(248,944)	(137,457)	81.1%
Underwriting expenses	(17,805)	(18,531)	(3.9)%	(55,304)	(48,890)	13.1%
Underwriting profit (1), (2)	$9,946	$12,408	(19.8)%	$30,475	$31,395	(2.9)%
Ratios:
Loss ratio	77.5%	62.1%		74.4%	63.1%
Expense ratio	14.5%	22.7%		16.5%	22.5%
Combined ratio	92.0%	84.8%		90.9%	85.6%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include fee income of $3.9 million and $12.0 million for the three and nine months ended September 30, 2017, respectively ($2.1 million and $7.2 million for the same periods in the prior year).

The combined ratio of the Excess and Surplus Lines segment for the three and nine months ended September 30, 2017 was 92.0% (comprised of a loss ratio of 77.5% and an expense ratio of 14.5%) and 90.9% (comprised of a loss ratio of 74.4% and an expense ratio of 16.5%), respectively. This compares to the prior year's combined ratio for the three and nine months ended September 30, 2016 of 84.8% (comprised of a loss ratio of 62.1% and an expense ratio of 22.7%) and 85.6% (comprised of a loss ratio of 63.1% and an expense ratio of 22.5%), respectively.

The loss ratio of 77.5% and 74.4% for the three and nine months ended September 30, 2017, respectively, includes $5.1 million, or 4.1 percentage points, and $9.8 million, or 2.9 percentage points, respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio for the three and nine months ended September 30, 2017 includes $7.3 million of losses from Hurricanes Harvey, Irma, and Maria primarily related to property losses in Florida. The catastrophe losses represent 5.9 and 2.2 percentage points, respectively, of loss ratio additions for the three and nine months ended September 30, 2017. The loss ratio of 62.1% and 63.1% for the three and nine months ended September 30, 2016, respectively, includes $5.8 million, or 7.1 percentage points, and $13.8 million, or 6.3 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects continuing positive loss trends.

The expense ratio for this segment declined from 22.7% and 22.5% for the three and nine months ended September 30, 2016 to 14.5% and 16.5% for the three and nine months ended September 30, 2017, respectively. The decrease in the expense ratio is attributable to the increase in net earned premium of 51.3% and 53.7% for the three and nine months ended September 30, 2017, respectively, without a proportional increase in the total amount of operating expenses. Fee income increased slightly as a percentage of net earned premiums and contributed to a reduction in the expense ratio of 3.2 and 3.6 percentage points for the three and nine months ended September 30, 2017, respectively, compared to 2.6 and 3.3 percentage points for the three and nine months ended September 30, 2016, respectively.

The reduced expense ratio and higher loss ratio in this segment is due to the increase in commercial auto premium as a percentage of the Excess and Surplus Lines segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 45.3% of the segment’s gross written premium for the nine months ended September 30, 2017, up from 27.8% for the nine months ended September 30, 2016.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 19.8% and 2.9% from $12.4 million and $31.4 million for the three and nine months ended September 30, 2016, respectively, to $9.9 million and $30.5 million for the three and nine months ended September 30, 2017, respectively.

Specialty Admitted Insurance Segment

Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$84,838	$56,119	51.2%	$234,073	$119,007	96.7%
Net written premiums	$18,503	$14,774	25.2%	$53,462	$39,499	35.4%
Net earned premiums	$19,324	$13,204	46.3%	$53,337	$36,816	44.9%
Losses and loss adjustment expenses	(12,506)	(7,978)	56.8%	(34,354)	(22,058)	55.7%
Underwriting expenses	(5,967)	(4,524)	31.9%	(16,737)	(13,456)	24.4%
Underwriting profit (1), (2)	$851	$702	21.2%	$2,246	$1,302	72.5%
Ratios:
Loss ratio	64.7%	60.4%		64.4%	59.9%
Expense ratio	30.9%	34.3%		31.4%	36.5%
Combined ratio	95.6%	94.7%		95.8%	96.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include fee income of $3.1 million and $7.8 million for the three and nine months ended September 30, 2017, respectively ($938,000 and $2.5 million for the same periods in the prior year).

The combined ratio of the Specialty Admitted Insurance segment for the three and nine months ended September 30, 2017 was 95.6% (comprised of a loss ratio of 64.7% and an expense ratio of 30.9%) and 95.8% (comprised of a loss ratio of 64.4% and an expense ratio of 31.4%), respectively. This compares to the prior year's combined ratio for the three and nine months ended September 30, 2016 of 94.7% (comprised of a loss ratio of 60.4% and an expense ratio of 34.3%) and 96.5% (comprised of a loss ratio of 59.9% and an expense ratio of 36.5%), respectively.

The loss ratio of 64.7% and 64.4% for the three and nine months ended September 30, 2017 includes $3.0 million, or 15.7 percentage points, and $2.1 million, or 4.0 percentage points, respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio of 60.4% and 59.9% for the three and nine months ended September 30, 2016 includes $1.6 million, or 11.9 percentage points, and $2.5 million, or 6.8 percentage points, respectively, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in 2017 and 2016 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 30.9% and 31.4% for the three and nine months ended September 30, 2017 compared to the prior year ratios of 34.3% and 36.5%, respectively. The expense ratio declined in 2017 for this segment due to fee income from the fronting and program business which had increases in net earned premium of 100.5% and 118.4% for the three and nine months ended September 30, 2017, respectively. Fee income reduced the Specialty Admitted Insurance segment's overall expense ratio 16.0 and 14.7 percentage points for the three and nine months ended September 30, 2017, respectively, compared to 7.1 and 6.8 percentage points for the three and nine months ended September 30, 2016, respectively.

As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 21.2% and 72.5% from $702,000 and $1.3 million for the three and nine months ended September 30, 2016, respectively, to $851,000 and $2.2 million for the three and nine months ended September 30, 2017, respectively.

Casualty Reinsurance Segment

Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	($ in thousands)
Gross written premiums	$113,088	$104,165	8.6%	$222,508	$165,484	34.5%
Net written premiums	$113,073	$104,174	8.5%	$222,680	$165,983	34.2%
Net earned premiums	$59,186	$38,273	54.6%	$152,820	$114,276	33.7%
Losses and loss adjustment expenses	(42,084)	(24,615)	71.0%	(103,600)	(73,976)	40.0%
Underwriting expenses	(20,035)	(13,525)	48.1%	(53,083)	(39,627)	34.0%
Underwriting profit (loss) (1)	$(2,933)	$133	‒	$(3,863)	$673	‒
Ratios:
Loss ratio	71.1%	64.3%		67.8%	64.7%
Expense ratio	33.9%	35.3%		34.7%	34.7%
Combined ratio	105.0%	99.7%		102.5%	99.4%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.

The combined ratio of the Casualty Reinsurance segment for the three and nine months ended September 30, 2017 was 105.0% (comprised of a loss ratio of 71.1% and an expense ratio of 33.9%) and 102.5% (comprised of a loss ratio of 67.8% and an expense ratio of 34.7%), respectively. This compares to the prior year's combined ratio for the three and nine months ended September 30, 2016 of 99.7% (comprised of a loss ratio of 64.3% and an expense ratio of 35.3%) and 99.4% (comprised of a loss ratio of 64.7% and an expense ratio of 34.7%), respectively.

The loss ratio of 71.1% and 67.8% for the three and nine months ended September 30, 2017 includes $581,000, or 1.0 percentage points, and $2.6 million, or 1.7 percentage points, respectively, of net adverse development in our loss estimates for prior accident years. This adverse development was primarily related to the 2011 and 2013 workers' compensation business from one reinsured. The loss ratio for the three and nine months ended September 30, 2017 includes $2.7 million of losses from Hurricanes Harvey and Irma primarily related to nonstandard auto losses in Texas. These catastrophe losses represented 4.5 and 1.7 percentage points, respectively, of loss ratio additions for the three and nine months ended September 30, 2017. The loss ratio of 64.3% and 64.7% for the three and nine months ended September 30, 2016 includes $2.0 million, or 5.3 percentage points, and $1.5 million, or 1.3 percentage points, respectively, in net adverse reserve development in our loss estimates for prior accident years.

The expense ratio of the Casualty Reinsurance segment was 33.9% and 34.7% for the three and nine months ended September 30, 2017 compared to the prior year ratios of 35.3% and 34.7%, respectively.

As a result of the items discussed above, the Casualty Reinsurance segment had a $2.9 million and $3.9 million underwriting loss for the three and nine months ended September 30, 2017, respectively, and a $133,000 and $673,000 underwriting profit for the three and nine months ended September 30, 2016, respectively.

Reserves

An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2017 was $1,187.2 million. Of this amount, 64.2% relates to amounts that are IBNR. This amount was 68.0% at December 31, 2016. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2017
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$210,275	$489,111	$699,386
Specialty Admitted Insurance	113,547	122,055	235,602
Casualty Reinsurance	101,315	150,945	252,260
Total	$425,137	$762,111	$1,187,248

At September 30, 2016, the amount of net reserves of $903.3 million that related to IBNR was 63.7%. This amount was 66.9% at December 31, 2016. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2017
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$186,095	$395,658	$581,753
Specialty Admitted Insurance	44,617	31,888	76,505
Casualty Reinsurance	96,815	148,226	245,041
Total	$327,527	$575,772	$903,299

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

For the three months ended September 30, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $6.5 million and $4.9 million, respectively. For the nine months ended September 30, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $19.1 million and $15.6 million, respectively. The increase in these expenses was primarily related to increases in stock compensation expense resulting from the options and restricted stock units granted in February 2017, increases in public company expenses and other professional service fees.

Investing Results

Net investment income for the three months ended September 30, 2017 and 2016 was $14.9 million and $15.8 million, respectively. For the first nine months of 2017, net investment income was $45.3 million compared to $38.6 million for the same period in 2016. The change in our net investment income is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)
Renewable energy LLCs	$1,516	$2,745	(44.8)%	$8,631	$1,976	336.8%
Other private investments	800	2,034	(60.7)%	2,106	4,491	(53.1)%
Other invested assets	2,316	4,779	(51.5)%	10,737	6,467	66.0%
All other net investment income	12,564	11,018	14.0%	34,590	32,155	7.6%
Total net investment income	$14,880	$15,797	(5.8)%	$45,327	$38,622	17.4%

The higher net investment income for the nine months ended September 30, 2017 was driven by the performance of the Company’s renewable energy LLCs. Net investment income from renewable energy LLCs increased from $2.0 million in the nine months ended September 30, 2016 to $8.6 million in the nine months ended September 30, 2017. The results of our investments in renewable energy LLCs decreased from a $2.7 million gain for the three months ended September 30, 2016 to a $1.5 million gain for the three months ended September 30, 2017. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholders, and together, the carrying value of these investments was $31.3 million at September 30, 2017. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by 14.0% and 7.6% for the three and nine months ending September 30, 2017 over the same periods in the prior year, respectively. This increase in net investment income was partially due to a 7.5% and 7.2% increase in our average cash and invested assets for the three and nine months ended September 30, 2017 compared to the same period in the prior year, respectively. The average duration of our fixed maturity portfolio was 3.4 years at September 30, 2017.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Fixed maturity securities	$7,677	$6,695	$20,867	$19,563
Bank loan participations	4,455	3,504	12,706	10,382
Equity securities	1,313	1,319	3,770	4,255
Other invested assets	2,316	4,779	10,737	6,467
Cash, cash equivalents, and short-term investments	159	392	277	544
Trading (losses) gains	(1)	4	—	23
Gross investment income	15,919	16,693	48,357	41,234
Investment expense	(1,039)	(896)	(3,030)	(2,612)
Net investment income	$14,880	$15,797	$45,327	$38,622

The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Annualized gross investment yield on:
Average cash and invested assets	4.2%	4.7%	4.3%	3.9%
Average fixed maturity securities	3.5%	3.4%	3.5%	3.4%

Of our total cash and invested assets of $1,560.1 million at September 30, 2017, $106.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,095.5 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $245.7 million of bank loan participations, $42.3 million of short-term investments, $66.2 million of other invested assets, and $3.8 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.

The $245.7 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $1.5 million. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2017 and December 31, 2016, the fair market value of these securities was $242.2 million and $203.1 million, respectively.

For the nine months ended September 30, 2017, the Company recognized net realized investment gains of $1.2 million ($171,000 losses for the three months ended September 30, 2017), including $1.0 million of gains on the sale of bank loan securities, $403,000 of gains on the sale of fixed maturity securities, $364,000 of gains on the sale of equity securities, and $594,000 of losses from an increase in our bank loan credit allowance.

For the nine months ended September 30, 2016, we recognized net realized investment gains of $2.4 million ($210,000 gains for the three months ended September 30, 2016), including $1.5 million of net realized investment gains recognized on the sale of fixed maturities. Another $1.2 million of net realized investment gains were recognized on the sale of equity securities.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.

At September 30, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments has been impacted by the economic conditions in Puerto Rico. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. The recent devastation caused by Hurricane Maria on the island of Puerto Rico raises additional doubt about PREPA's ability to make payments to the issuer. The loan was scheduled to mature in November 2017, but the issuer has proposed deferring payment until March 2018. Based on this deferral request and the uncertainty regarding repayment, management has concluded that an allowance for credit losses should be established on the loan to reduce its carrying value to $0 at September 30, 2017. At December 31, 2016, the loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000.

The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At September 30, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $9.7 million and an unrealized loss of $1.9 million. All of the loans were current at September 30, 2017. Management concluded that two of these loans were impaired as of September 30, 2017. At September 30, 2017, the two impaired loans had a carrying value of $1.9 million, unpaid principal of $2.5 million and an allowance for credit losses of $490,000. Management also concluded that one non-energy sector loan was impaired at September 30, 2017. The loan had a carrying value of $499,000, unpaid principal of $708,000, and an allowance for credit losses of $209,000. The aggregate allowance for credit losses was $1.5 million at September 30, 2017 on impaired loans from four issuers with a total carrying value of $2.4 million and unpaid principal of $4.0 million.

At September 30, 2017, 99.1% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2017 had an aggregate fair value of $9.0 million and an aggregate net unrealized gain of $248,000.

Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. Management also concluded that none of the equity securities with an unrealized loss at September 30, 2017 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	September 30, 2017			December 31, 2016
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$129,786	$134,978	12.2%	$101,793	$105,841	10.4%
Residential mortgage-backed	140,053	139,057	12.7%	152,703	150,798	14.8%
Corporate	415,817	421,406	38.5%	379,727	378,448	37.2%
Commercial mortgage and asset-backed	176,952	177,447	16.2%	167,967	168,047	16.5%
Obligations of U.S. government corporations and agencies	62,435	62,375	5.7%	64,823	65,014	6.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,647	79,480	7.3%	71,174	71,120	7.0%
Redeemable preferred stock	2,025	2,075	0.2%	2,025	1,809	0.2%
Total	1,006,715	1,016,818	92.8%	940,212	941,077	92.5%
Equity securities:
Preferred stock	59,355	66,833	6.1%	61,806	64,827	6.4%
Common stock	12,747	11,872	1.1%	12,747	11,574	1.1%
Total	72,102	78,705	7.2%	74,553	76,401	7.5%
Total investments	$1,078,817	$1,095,523	100.0%	$1,014,765	$1,017,478	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of September 30, 2017:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$177,131	17.3%
AA	403,227	39.5%
A	313,889	30.8%
BBB	117,412	11.5%
BB	1,608	0.2%
Below BB and unrated	7,363	0.7%
Total	$1,020,630	100.0%

At September 30, 2017, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $421.4 million. A summary of these securities by industry segment is shown below as of September 30, 2017:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$153,865	36.5%
Consumer Discretionary	76,558	18.2%
Financial	68,410	16.2%
Health Care	64,953	15.4%
Utilities	57,620	13.7%
Total	$421,406	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of September 30, 2017:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$391,468	92.9%
Privately placed	29,938	7.1%
Total	$421,406	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2017
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$117,434	$117,483	11.5%
After one year through five years	253,240	255,514	25.1%
After five years through ten years	192,269	193,760	19.1%
After ten years	124,742	131,482	12.9%
Residential mortgage-backed	140,053	139,057	13.7%
Commercial mortgage and asset-backed	176,952	177,447	17.5%
Redeemable preferred stock	2,025	2,075	0.2%
Total	$1,006,715	$1,016,818	100.0%

At September 30, 2017, the Company had no investments in securitizations of alternative-A mortgages, sub-prime mortgages, or collateralized debt obligations.

Interest Expense

Interest expense was $2.3 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively ($6.7 million and $6.3 million for each of the nine month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles

The Company recorded $149,000 of amortization of intangible assets for each of the three months ended September 30, 2017 and 2016, respectively, and $447,000 for each of the nine months ended September 30, 2017 and 2016, respectively.

Income Tax Expense

Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended September 30, 2017 and 2016, our U.S. federal income tax expense was 23.8% and 4.1% of income before taxes, respectively (11.8% and 6.5% for the nine months ended September 30, 2017 and 2016, respectively). The catastrophe losses this quarter reduced underwriting income in both the Excess and Surplus Lines and the Casualty Reinsurance segments and this caused a higher proportion of the Group's income to be taxed at a higher rate applicable to earnings in the United States. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.2% and 10.0% of our available-for-sale securities at September 30, 2017 and 2016, respectively), dividends received income, and excess tax benefits on share based compensation.

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

At September 30, 2017, the Bermuda holding company had $3.6 million of cash and cash equivalents. The US holding company had $90.1 million of cash and invested assets, comprised of cash and cash equivalents of $10.9 million, fixed maturity securities of $3.8 million, short-term investments of $31.1 million, and other invested assets of $44.3 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than one thousand dollars at September 30, 2017.

Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended September 30, 2017 and 2016, our annualized net written premium to surplus ratio was 1.5 to 1.0 and 1.2 to 1.0, respectively (1.2 to 1.0 and 0.9 to 1.0 for the nine month periods, respectively).

The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at September 30, 2017:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2017, the Company had $47.6 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At September 30, 2017, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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

The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at September 30, 2017.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes. At September 30, 2017, there were no loans or letters of credit outstanding on the facility.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2017, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.

We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2017 (including the Company’s repurchases of a portion of these trust preferred securities):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2017.

At September 30, 2017 and December 31, 2016, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 21.1% and 21.7%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance

Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2017 and 2016, our net premium retention was 75.9% and 78.9%, respectively (73.8% and 78.9% for the nine month periods, respectively).

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of September 30, 2017:

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

In our Excess and Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. The Excess and Surplus Lines segment has a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or below.

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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2017:

Line of Business	Coverage

Casualty
Workers’ Compensation	Excess of loss coverage for $29.4 million in excess of $600,000. (1)
Workers’ Compensation – Program	Quota share coverage for 50% of the first $600,000 per occurrence. (1)(2)
Commercial Auto – Program	Quota share coverage for 75% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 77.5% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 85% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $44.0 million in excess of $1.0 million.
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

We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $6.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.

The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At September 30, 2017, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At September 30, 2017, we had reinsurance recoverables on unpaid losses of $283.9 million and reinsurance recoverables on paid losses of $14.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.

Credit Risk on Amounts Recoverable from an Indemnifying Party

The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $670.1 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

Cash Flows

Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$121,001	$83,916
Investing activities	(92,002)	(82,595)
Financing activities	(32,283)	(16,854)
Change in cash and cash equivalents	$(3,284)	$(15,533)

Cash provided by operating activities increased from $83.9 million for the nine months ended September 30, 2016 to $121.0 million for the nine months ended September 30, 2017. The growth in cash provided by operating activities reflects a 39.9% increase in net written premium for the nine months ended September 30, 2017 compared to the same period in 2016. In addition, the growth in claims receivable on commercial auto policies was $4.1 million in the nine months ended September 30, 2017 compared to $18.7 million in the nine months ended September 30, 2016. This receivable represents reimbursements of claims due to us for payments of claims that we have made to insureds. The reimbursements of these claims typically lags our payment of the claims to insureds by approximately sixty days, so a decrease in the growth in this receivable has a favorable impact on our cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Partially offsetting these items are a $5.5 million decrease in net income for the nine months ended September 30, 2017 compared to the same period in 2016 and net losses and loss adjustment expenses paid for the nine months ended September 30, 2017 increasing at a faster rate (45.1%) than the growth in net written premium over the same 2016 period.

Cash used in financing activities in the nine months ended September 30, 2017 included $26.6 million of dividends paid to shareholders. Cash used in financing activities in the nine months ended September 30, 2016 included $17.4 million of dividends paid to shareholders.

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

EQUITY

Equity Awards

For the three months ended September 30, 2017 and 2016, the Company recognized $1.8 million and $1.5 million, respectively, of share based compensation expense ($5.3 million and $4.2 million for the nine month periods, respectively). The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 1.9 years at September 30, 2017 is $8.5 million. There were 292,473 and 25,000 options exercised during the three months ended September 30, 2017 and 2016, respectively (735,587 and 256,916 options were exercised for the corresponding nine month periods, respectively). Additionally, 39,113 RSUs vested during the nine months ended September 30, 2017, respectively; no RSUs vested during the three months ended September 30, 2017 or the three or nine months ended September 30, 2016. The Company granted 119,312 and 60,291 restricted stock units (“RSUs”) during the nine months ended September 30, 2017 and 2016, respectively. The RSUs vest over one to three years. The Company granted 205,244 and 706,203 options with a weighted-average exercise price of $42.24 and $32.07 during the nine months ended September 30, 2017 and 2016, respectively. No options or RSUs were granted during the three months ended September 30, 2017 or September 30, 2016.

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

The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$9,946	$12,408	$30,475	$31,395
Specialty Admitted Insurance	851	702	2,246	1,302
Casualty Reinsurance	(2,933)	133	(3,863)	673
Total underwriting profit of operating segments	7,864	13,243	28,858	33,370
Other operating expenses of the Corporate and Other segment	(6,507)	(4,870)	(19,063)	(15,597)
Underwriting profit (1)	1,357	8,373	9,795	17,773
Net investment income	14,880	15,797	45,327	38,622
Net realized investment (losses) gains	(171)	210	1,183	2,376
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	(24)	123	(81)	175
Interest expense	(2,304)	(2,079)	(6,651)	(6,294)
Income before taxes	$13,589	$22,275	$49,126	$52,205

(1)
Included in underwriting results for the three and nine months ended September 30, 2017 is fee income of $7.0 million and $19.8 million, respectively ($3.1 million and $9.7 million for the same periods in the prior year).

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

Our income before taxes and net income for the three and nine months ended September 30, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$13,589	$10,351	$22,275	$21,366
Net realized investment losses (gains)	171	82	(210)	56
Other expenses	119	93	(43)	(28)
Interest expense on leased building the Company is deemed to own for accounting purposes	315	205	308	200
Adjusted net operating income	$14,194	$10,731	$22,330	$21,594

	Nine Months Ended September 30,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$49,126	$43,342	$52,205	$48,799
Net realized investment (gains) losses	(1,183)	(1,000)	(2,376)	(1,508)
Other expenses	351	361	36	91
Interest expense on leased building the Company is deemed to own for accounting purposes	940	611	1,100	715
Adjusted net operating income	$49,234	$43,314	$50,965	$48,097

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)

One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the nine months ended September 30, 2017, our tangible equity per share increased by 4.8%. Absent the $26.7 million in dividends to shareholders in the nine months ended September 30, 2017, our tangible equity per share grew by 10.3% for the nine months ended September 30, 2017. Our operating return on tangible shareholders’ equity was 11.8% for the nine months ended September 30, 2017.

We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2017 and December 31, 2016 and reconciles tangible equity to pre dividend tangible equity as of September 30, 2017:

	September 30, 2017		December 31, 2016
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$720,969	$24.37	$693,221	$23.69
Less:
Goodwill	181,831	6.15	181,831	6.21
Intangible assets	38,484	1.30	38,931	1.33
Tangible equity	$500,654	$16.92	$472,459	$16.15
Dividends to shareholders for the nine months ended September 30, 2017	26,670	0.90
Pre dividend tangible equity	$527,324	$17.82

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors in the quarter ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

10.1
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-3677)

10.2
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

James River Group Holdings, Ltd.

Date:	November 3, 2017	By:	/s/ J. Adam Abram
J. Adam Abram
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)