Form 10-K
period 2017-12-31
James River Group Holdings, Ltd.
filed 2018-03-01
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
(Title of Class)
NASDAQ Global Select Market
(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2017, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $879,232,250.
The number of the Registrant’s common shares outstanding was 29,739,509 as of February 26, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

Unless the context indicates or suggests otherwise, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to James River Group Holdings, Ltd. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, forward-looking statements may be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management which may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	a failure of any of the loss limitations or exclusions we employ;

•	losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	changes in laws or government regulation, including tax or insurance law and regulations;

•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	the recently enacted Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act, may have a significant effect on us and our shareholders;

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
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies. For the year ended December 31, 2017, approximately 63.2% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2017, we derived 96.1% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital opportunistically. Our group includes three specialty property-casualty insurance and reinsurance segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2017, property insurance and reinsurance represented 3.9% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss event is no more than $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the filing of such changes with state regulators. In 2017, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts. The Excess and Surplus Lines segment produced 49.0% of our gross written premiums and 61.3% of our net written premiums for the year ended December 31, 2017.
The Specialty Admitted Insurance segment has two areas of focus. We write a select book of workers’ compensation coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select Southeastern and Eastern U.S. states, as well as fronting business which has become a significant element of our revenues and profits in this segment, and program business which we are de-emphasizing as we believe fronting offers better risk adjusted return potential. We have admitted licenses in 49 states and the District of Columbia. In our fronting business, we retain a small percentage of the risk, generally 10% or less, and seek to earn fee income by allowing other carriers and producers to access our licensure, ratings, and underwriting and claims expertise. In our program business, our historic net retention was more than 10%. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The segment produced 29.2% of our gross written premiums and 8.0% of our net written premiums for the year ended December 31, 2017.
The Casualty Reinsurance segment consists of JRG Reinsurance Company, Ltd. (“JRG Re”), our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and, until December 31, 2017, to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results only include the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below. All underwriting profits and losses in our Excess and Surplus Lines and Specialty Admitted Insurance segments are before our internal quota share arrangements are reported in those segments. Our Casualty Reinsurance segment reflects the underwriting profits and losses of our unaffiliated business only.
Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allow the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 67% of the gross premiums written by our Casualty Reinsurance segment during 2017. We typically do not assume large individual risks in our Casualty

Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with property exposure. Two of the three largest unaffiliated accounts written by JRG Re during 2017 were casualty accounts assumed from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 21.8% of our gross written premiums and 30.8% of our net written premiums for the year ended December 31, 2017.
Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business was ceded to JRG Re under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of these agreements from the presentation of Excess and Surplus Lines and Specialty Admitted Insurance segments included herein. At December 31, 2017, approximately 69.5% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% excise tax on premiums ceded to JRG Re by our U.S. insurance subsidiaries.
On December 22, 2017, the United States enacted Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including by reducing the U.S. corporate income tax rate from 35% to 21% and imposing a base erosion and anti-abuse tax (“BEAT”). In general, BEAT operates similar to a minimum tax in that it applies to the extent a taxpayer’s BEAT liability exceeds a taxpayer’s regular corporate income tax liability in a given year. BEAT is calculated on a “modified taxable income” base, which adds to the taxpayer’s regular taxable income the amount of certain otherwise deductible payments made to certain foreign affiliates (including intercompany reinsurance premiums ceded to a related foreign reinsurance company). We plan to make changes to the Company’s structure in 2018 to minimize the impact of BEAT that include the formation of Carolina Re, Ltd. (“Carolina Re”), a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. We expect Carolina Re to be a Class 3A reinsurer and make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we will discontinue ceding 70% of our U.S.-written premiums to JRG Re and will instead cede 70% of our U.S.-written premiums to Carolina Re. We also expect Carolina Re will enter into a stop loss reinsurance agreement with JRG Re. While Carolina Re will be subject to U.S. corporate income tax, we do not expect that it will be subject to BEAT in fiscal year 2018 as the Company is expected to have sufficient regular U.S. income tax liability compared to the BEAT liability. The applicability of BEAT depends on a number of factors, and it is unclear whether we will be subject to BEAT in future periods.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
In 2017, our operating subsidiaries wrote $1,081.9 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2017	% of Total
	(in thousands)
Excess and Surplus Lines segment	$530,120	49.0%
Specialty Admitted Insurance segment	316,430	29.2%
Casualty Reinsurance segment	235,355	21.8%
	$1,081,905	100.0%
Gross Written Premiums by Market
Non-admitted markets	$683,386	63.2%
Admitted markets	398,519	36.8%
	$1,081,905	100.0%
The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated insurance subsidiaries is “A” (Excellent). This rating reflects A.M. Best’s evaluation of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.
The financial strength ratings assigned by A.M. Best have an impact on the willingness of brokers and agents to submit applications for insurance and reinsurance to our regulated subsidiaries and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
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
Our Competitive Strengths
We believe we have the following competitive strengths:
Proven and Strong Management Team Whose Financial Interests are Aligned with Shareholders.   Our Chairman and previous Chief Executive Officer, J. Adam Abram, has a history of forming and managing profitable specialty insurance companies. Mr. Abram was the founder of Front Royal Group in 1992, which was sold to Argo Group International Holdings Limited (Nasdaq: AGII) in August 2001. In 2002, Mr. Abram formed James River Group, our predecessor company, which enjoyed strong underwriting profits until it was sold to James River Group Holdings, Ltd. in December 2007. Mr. Abram has also founded and run successful businesses in the banking and commercial real estate sectors. On October 31, 2017, Mr. Abram announced his retirement as Chief Executive Officer effective January 1, 2018. Mr. Abram continues to serve as non-executive Chairman of the Company’s Board of Directors (the “Board”) following his retirement as Chief Executive Officer.
Our Chief Executive Officer, Robert P. Myron, who has served in various capacities with our group since 2010, has a history of working in a senior management capacity in the insurance and reinsurance industries in both the United States and Bermuda. Mr. Myron has significant experience working in finance, underwriting and operations of several different insurance and reinsurance companies over the course of his career. On October 31, 2017, Mr. Myron was appointed as the Company’s new Chief Executive Officer, effective upon Mr. Abram’s retirement (January 1, 2018).
Our Chief Financial Officer, Sarah C. Doran, joined our group in January 2017. She has significant experience with capital markets and corporate development related to the insurance and financial services industry. Ms. Doran has a history of working in a senior manager capacity in finance and advisory both within the insurance and reinsurance industry and for various investment banks.
The President and Chief Executive Officer of our Excess and Surplus Lines segment, Richard Schmitzer, who has been with our group since July 2009, has a history of working in a senior management capacity in the E&S lines industry. Mr. Schmitzer has significant experience working in underwriting and operations of several different insurance companies over the course of his career.
The President and Chief Executive Officer of our Specialty Admitted Insurance segment, Steven Hartman, has extensive experience as an insurance and reinsurance underwriter and executive, and has the experience and industry knowledge to continue to build out our business initiatives in specialty admitted individual risk and in fronting business.
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
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a diversified strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, but we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2017 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (16.5%), interests in limited liability companies that invest in renewable energy opportunities (2.2%), limited partnerships that invest in debt or equity securities (1.8%), notes receivable for renewable energy projects (0.5%), and a private debt security (0.3%). While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2017 was “A”. At December 31, 2017, the average duration of our investment portfolio was 3.5 years.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 27 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance and reinsurance sectors. Our segment presidents have an average of 34 years of experience and all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance.
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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. While we use technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments, we continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach is more likely to produce consistent results over time and across markets. In addition, while we believe that the insurance and reinsurance industry is generally overcapitalized at this time, we are currently achieving stable rates in our Excess and Surplus Lines and Specialty Admitted Insurance segments, which represented 78.2% of our gross written premiums and 69.2% of our net written premiums for the twelve months ended December 31, 2017. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims within five years, and as of December 31, 2017, our reserves for claims incurred but not reported (“IBNR”) were approximately 65.0% of our total net loss reserves.

Efficient Operating Platform.   Our Bermuda domicile and operations provide for capital flexibility and an efficient tax structure. At December 31, 2017, approximately 69.5% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We also have a competitive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. In addition, Bermuda has many advantages as a place of domicile, including a large population of experienced insurance executives, a deep market for reinsurance business and a well-established regulatory regime that has fostered the acceptance of Bermuda-based reinsurers by rating agencies and insurance buyers.
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
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. From December 31, 2007 through December 31, 2017, we have experienced $123.7 million of cumulative net favorable reserve development.
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
Use Timely and Accurate Data.   We design our internal processing and data collection systems to provide our management team with accurate and relevant information in real-time. We collect premium, commission and claims data, including detailed information regarding policy price, terms, conditions and the nature of the insured’s business. This data allows us to analyze trends in our business, including results by individual agent or broker, underwriter and class of business and expand or contract our operations quickly in response to market conditions. We rely on our information technology systems in this process. Additionally, the claims staff also contributes to our underwriting operations through its communication of claims information to our underwriters.
Respond Rapidly to Market Opportunities and Challenges.   We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. For the year ended December 31, 2017, our Excess and Surplus Lines segment gross written premiums increased by 42.9% over the same period in 2016. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2017, our growth was focused in our Commercial Auto, Excess Casualty, Allied Health, Environmental, Manufacturers and Contractors, Small Business, Life Sciences, General Casualty, Sports and Entertainment, and Excess Property divisions within our Excess and Surplus Lines segment. During the same period, we felt rates and terms and conditions were generally less adequate for risks submitted to our Professional Liability, Medical Professionals, and Energy divisions, and we reduced our writings in those divisions. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
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
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. We declared dividends to our shareholders of $50.7 million ($1.70 per share including a $0.50 per share special dividend) during 2017, $66.3 million ($2.25 per share including a $1.35 per share special dividend) in 2016 and $47.8 million ($1.64 per share including a $1.00 per share special dividend) in 2015. Special dividends are only declared when we believe we have excess capital beyond the level needed to support our insurance operations. Our ratings from A.M. Best are very important to us and maintaining them will be a principal consideration in our decisions regarding capital management.
Our Structure
The chart below displays our corporate structure as of December 31, 2017 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We report our U.S.-based E&S lines of business in our Excess and Surplus Lines segment. We underwrite non-admitted business through our subsidiaries, James River Insurance Company and James River Casualty Company, from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (49.0% of consolidated gross written premiums for the year ended December 31, 2017 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 15 years. James River Insurance has had a consistent record of underwriting profits since its second year of operation. We added James River Casualty in 2009 to give us the ability to write E&S risks in Ohio.
E&S lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Lines segment underwrites property casualty insurance on an E&S lines basis in all states and the District of Columbia. Our Excess and Surplus Lines segment distributes its policies through a network of authorized independent wholesale brokers throughout the United States. In 2017, our Excess and Surplus Lines segment’s gross written premiums grew by 42.9% over 2016 through the growth of our commercial auto division (with a focus on rideshare), as well as across a number of other divisions. The Excess and Surplus Lines segment produced an average combined ratio of 84.9% from 2010 through 2017.
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
In late 2017, the Excess and Surplus Lines segment started a Binding Contract Division where limited authority for underwriting is granted to a select group of agents on a select group of General Liability classes through a company designed portal.  We expect to produce less than 1% of our total gross written premium through that distribution model in the coming year.
All claims for business written by the Excess and Surplus Lines segment are managed by its internal claims department although we use independent adjusters for inspection and payment of certain claims.
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2017	Percentage of Total 2017	2016	2015	2014	2013

Commercial Auto	$247,960	46.8%	$110,050	$73,770	$34,605	$2,527
Manufacturers and Contractors	85,719	16.2%	83,279	78,315	72,063	58,509
Excess Casualty	51,160	9.7%	43,574	32,458	31,688	32,489
General Casualty	38,097	7.2%	36,858	30,972	25,853	20,109
Energy	29,704	5.6%	29,709	30,623	28,980	21,400
Allied Health	19,181	3.6%	14,413	13,513	9,707	9,148
Excess Property	14,447	2.7%	14,083	12,498	11,795	10,988
Life Sciences	12,981	2.4%	11,132	8,917	10,155	9,978
Small Business	11,307	2.1%	9,104	6,916	6,971	6,313
Environmental	7,920	1.5%	5,321	4,437	3,431	2,557
Professional Liability	6,326	1.2%	8,361	10,046	10,784	10,695
Sports and Entertainment	3,021	0.6%	2,221	2,667	2,753	3,189
Medical Professionals	2,297	0.4%	2,739	3,585	3,922	4,492
Total	$530,120	100.0%	$370,844	$308,717	$252,707	$192,394
Commercial Auto underwrites primarily the hired and non-owned auto liability exposures for a variety of industry segments including package delivery services, food delivery services and livery service organizations, and has developed a particular niche for insuring organizations' operating networks connecting independent contractors with customers (rideshare). One insured (Rasier LLC) produced $216.1 million of gross written premiums, representing 40.8% of the Excess and Surplus Lines segment’s gross written premiums and 20.0% of our consolidated gross written premiums for the year ended December 31, 2017. The head underwriter in this division has 30 years of experience. Limits assumed are retained by the Company, in some cases subject to self-insured retentions of the insureds.
Manufacturers and Contractors writes primary general liability coverage for a number of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 34 years of industry experience.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims, including: real estate, mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 30 years of experience. Typically, we write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Excess Casualty underwrites excess liability coverage for a variety of risk classes, including: manufacturers, contractors, distributors and transportation risks. Typically, we provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 34 years of industry experience.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, and utility and utility contractors. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on either a primary or excess basis. The underwriter leading this division has 46 years of experience in the business.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehab, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter responsible for this unit has 24 years of experience in the business. Approximately 89% of the premiums written by our Allied Health division from inception through 2017 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $3.2 million as of December 31, 2017. We retain up to the first $5.0 million in any one event or catastrophe. We have purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention. The underwriter leading our Excess Property division has 32 years of experience in the industry.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. This division also writes a book of medical and recreational marijuana business. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter at the head of this division has 34 years of experience in the industry.
Small Business concentrates on accounts with annual primary liability insurance premiums of less than $10,000. For these small risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 30 years of industry experience.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The individual who directs our professional liability division has 24 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 46 years of experience in the business. We generally write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on a primary or excess basis.
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
The following table identifies the top ten producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2017 and the amount of gross written premium produced by such states for the years ended December 31, 2016, 2015, 2014 and 2013. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015		2014	2013
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$153,340	28.9%	$114,107	30.8%	$125,343	40.6%	$94,837	$56,241
Florida	55,502	10.5%	35,765	9.6%	23,853	7.7%	17,295	14,277
New York	47,585	9.0%	39,407	10.6%	24,314	7.9%	19,970	14,258
Texas	29,567	5.6%	26,708	7.2%	24,491	7.9%	21,644	16,963
Illinois	25,853	4.9%	16,548	4.5%	8,335	2.7%	7,295	6,318
New Jersey	17,486	3.3%	11,150	3.0%	7,025	2.3%	6,462	6,237
Georgia	15,787	3.0%	7,464	2.0%	3,768	1.2%	3,327	2,859
Washington	13,697	2.6%	10,270	2.8%	7,069	2.3%	6,094	5,007
Massachusetts	13,587	2.5%	8,496	2.3%	4,835	1.6%	3,010	2,816
Pennsylvania	12,041	2.3%	8,666	2.3%	7,135	2.3%	6,631	4,285
All other states	145,675	27.4%	92,263	24.9%	72,549	23.5%	66,142	63,133
Total	$530,120	100.0%	$370,844	100.0%	$308,717	100.0%	$252,707	$192,394
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of licensed E&S lines brokers that we believe can produce reasonable volumes of quality business for James River Insurance consistently. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2017, the segment had authorized 121 broker groups to work with us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. With the exception of one hired and non-owned auto program (combined premiums of approximately $11.5 million for 2017) the Excess and Surplus Lines segment does not grant its brokers underwriting or claims authority. In late 2017, we introduced a Binding Contract Division where limited authority for underwriting is granted to a select group of agents on a select group of General Liability classes through a company designed online portal.
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
Our Excess and Surplus Lines segment’s two largest brokers produced $324.0 million of gross written premiums for the year ended December 31, 2017, representing approximately 61.2% of the Excess and Surplus Lines segment’s gross written premiums for 2017. The two largest brokers produced $253.7 million (BB&T Insurance Services represented 23.5% of consolidated gross written premiums) and $70.3 million of gross written premiums for the year ended December 31, 2017, respectively. One insured (Rasier LLC) produced $216.1 million of gross written premiums (representing 20.0% of our consolidated gross written premiums) and $16.9 million of fee income for the year ended December 31, 2017.
In 2017 and 2016, our Excess and Surplus Lines segment paid an average commission to producers of 10.9% and 14.9%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 145 individuals directly employed in underwriting policies as of December 31, 2017. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every six new quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2017, we received approximately 203,200 submissions (new and renewal, excluding commercial auto policies), quoted 47,400 policies and bound 13,700 policies.
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
Our Excess and Surplus Lines segment’s claims department consists of over 370 claims professionals as of December 31, 2017 with significant claims experience in the property casualty industry.
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
Approximately 95% of all claims received are closed within five years in the Excess and Surplus Lines segment.

The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2008	61.4%
2009	62.6%
2010	54.9%
2011	48.5%
2012	52.6%
2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
The 2017 calendar year loss ratio for the Excess and Surplus Lines segment was impacted by adverse reserve development of $38.7 million in the commercial auto line of business that was primarily related to the 2016 contract year with one insured.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake is currently licensed to underwrite admitted insurance in 49 states and the District of Columbia. Falls Lake consists of Falls Lake National Insurance Company (an Ohio domiciled company, licensed in 48 states and the District of Columbia), and its subsidiaries Stonewood Insurance Company (a North Carolina domiciled company, licensed in North Carolina, South Carolina, Georgia, Tennessee, Virginia, Louisiana, Mississippi, Kansas, Missouri, and Alabama), Falls Lake General Insurance Company (an Ohio domiciled company, licensed in OH and registered as a surplus lines company in several states), and Falls Lake Fire and Casualty Company (a California domiciled company, licensed in California). The Specialty Admitted Insurance segment produced 29.2% of consolidated gross written premiums for the year ended December 31, 2017.
Our plan is to continue to use our broad licensure and significant management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:

•
our individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in North Carolina, Tennessee, Virginia, South Carolina, Georgia, New Jersey, Pennsylvania, Massachusetts and Rhode Island, produced 13.9% of 2017 gross written premiums in this segment, (21.7% in 2016, 39.5% in 2015, 50.7% in 2014, and 97.3% in 2013); and

•
fronting and program business written through selected MGAs, insurance carriers, and other producers which represented 86.1% of 2017 gross written premiums in this segment, (78.3% in 2016, 60.5% in 2015, 49.3% in 2014, and 2.7% in 2013).

Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort in select Southeastern and Eastern U.S. states. For the year ended December 31, 2017, approximately 60% of our retail produced workers’ compensation direct written premiums were in North Carolina, 18% were in Virginia, 15% were in South Carolina, and 5% were in Tennessee, with the remainder from the combination of Georgia, Massachusetts, Pennsylvania and New Jersey. Building trades represented approximately 29% of the direct premiums in force in our retail produced workers’ compensation book in 2017. Other significant industry groups include healthcare employees (16%), goods and services (14%), manufacturing (11%), specialty transportation (9%) and agriculture (6%). We view our retail produced workers’ compensation business as a core competency, and seek to make consistent underwriting profits from it. We recognize the cyclical nature of this line, and are prepared to contract the business rapidly when rates decline or the regulatory or economic environment makes it difficult to contain costs.
Fronting Business
In our fronting business we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). We generally retain 10% or less of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in their desired segment of property/casualty, workers compensation or automobile business. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We specifically grant limited authority for underwriting and claims administration, and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate as determined by our personnel. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, General Agents and reinsurance brokers.
Due to our broad licensure and product filings, we are positioned to support this business on a broad basis throughout the U.S. As a result of the limited capital allocation required to support it, we believe the fronting business represents a very efficient use of capital with a high relative return potential. We materially expanded this business in 2017. One fronting program (Atlas General Insurance Services) produced $183.0 million of gross written premiums in 2017 representing 16.9% of consolidated gross written premiums and 57.8% of the Specialty Admitted Insurance segment's gross written premiums.
Our objective over time is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and enhance returns on tangible equity. Additionally, we expect that this fee income, which was $11.3 million in 2017, will be increasingly material in future periods and provide us with a steady revenue stream.
Program Business
As part of our plan to become less susceptible to admitted market cycles in our core business, we expanded into the program business beginning in 2013. In a program arrangement, we give selected General Agents authority to produce, underwrite and administer policies that meet our strict underwriting and pricing guidelines. We enter into these arrangements selectively with agents who have significant experience and market presence in specialty class of property/casualty and automobile risks. Underwriting, claims and financial performance is subject to regular review by our staff. We only work with General Agents who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. We specifically grant limited authority for underwriting and claims administration, and employ a rigorous review process to ensure the authority is appropriately used. Given market conditions and poor underwriting results, we began de-emphasizing program business in 2017.
Two programs were active and producing business as of December 31, 2017. During 2017, 6% of the segment’s gross written premium was from program sources. By way of reference, we had 10 programs active and producing business as of December 31, 2016, which represented 21% of the segment’s gross written premium. We focus our coverage on casualty risks, although some incidental property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or sometimes both. We generally take up to $250,000 of loss per occurrence or per risk, net of reinsurance. For initial claims oversight and administration in our program business, we generally outsource frequency layer claims management to third-party administrators for the first $50,000 of a claim, and then assume direct control above this amount.
Under the terms of these program agreements, we pay variable commissions with lower commissions when underwriting profits are suppressed and increased commissions when the business proves particularly profitable. In addition, we typically build in a substantial “spread” between the commission we earn from our reinsurers and the commissions paid to the General Agent. This spread enhances our net underwriting returns and profitability. Our program business is distributed primarily through General Agents and program managers. One program accounted for 3.7% of the segment’s gross written premium for the year ended December 31, 2017.
Casualty Reinsurance Segment
We report our business of writing insurance for insurance companies in our Casualty Reinsurance segment (representing 21.8% of consolidated gross written premiums for the year ended December 31, 2017). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer reinsurance to third parties and, through December 31, 2017, also to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal quota share arrangement described below. During the year ended December 31, 2017, our Casualty Reinsurance segment had an underwriting loss of $1.8 million when analyzed as a stand-alone entity.
Business flows to JRG Re from the following two sources:

•
We provide proportional and working layer reinsurance to unaffiliated U.S.-based insurance companies. We underwrote $235.4 million in gross written premiums for the year ended December 31, 2017. Of those third-party premiums written by JRG Re, 47% was for general liability coverage (much of this business is E&S premium), 34% was personal auto coverage, 9% was commercial auto coverage (much of this business is also E&S premium), and the rest was excess casualty or non-medical professional liability. We typically structure our reinsurance treaties as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented

67% of the third-party gross written premiums during 2017 and treaties written as “proportional” arrangements represented 99%. We purchase very little retrocessional coverage in this segment.

•
Through December 31, 2017, we also had direct intercompany reinsurance agreements under the terms of which 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) were ceded to JRG Re in Bermuda. In 2017, our U.S. subsidiaries ceded $370.4 million in premiums to JRG Re. This business was ceded to JRG Re under proportional, or quota-share, reinsurance treaties that had arm’s length ceding commissions.

Almost all of the segment’s premiums are for casualty coverages. The Casualty Reinsurance segment writes virtually no reinsurance designed to respond specifically to catastrophes. We had estimated losses of $1.8 million from Hurricanes Harvey and Irma, which occurred in 2017, primarily related to nonstandard auto losses in Texas.
The Casualty Reinsurance segment’s four largest brokers generated $182.6 million of gross written premiums in the year ended December 31, 2017, representing 77.6% of the segment’s gross written premiums. The four largest brokers produced $56.1 million, $55.0 million, $38.1 million, and $33.4 million of gross written premiums for the year ended December 31, 2017, respectively. The Casualty Reinsurance segment’s two largest relationships with unaffiliated ceding companies generated $120.3 million (State National Insurance Company, representing 11.1% of consolidated gross written premiums and 51.1% of the Casualty Reinsurance segment's gross written premiums) and $48.4 million of gross written premiums respectively for the year ended December 31, 2017, all of which related to program business.
Underwriting profits and investment income earned by JRG Re are exempt from U.S. taxation. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re. One effect of the quota share arrangement between our domestic companies and JRG Re has been that an increasing percentage of our assets are located in Bermuda. At December 31, 2017, approximately 69.5% of our total cash and invested assets were located in Bermuda.
In response to the Tax Act, we plan to make changes to the Company’s structure in 2018 to minimize the impact of BEAT that include the formation of Carolina Re, a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. We expect Carolina Re to be a Class 3A reinsurer and make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we will discontinue ceding 70% of our U.S.-written premiums to JRG Re and will instead cede 70% of our U.S.-written premiums to Carolina Re. We also expect Carolina Re will enter into a stop loss reinsurance agreement with JRG Re. While Carolina Re will be subject to U.S. corporate income tax, we do not expect that it will be subject to BEAT in fiscal year 2018 as the Company is expected to have sufficient regular U.S. income tax liability compared to the BEAT liability. The applicability of BEAT depends on a number of factors, and it is unclear whether we will be subject to BEAT in future periods.
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
Financial Information About Segments
Financial and other information by segment for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 is set forth in Note 17 to our Consolidated Financial Statements included elsewhere in this Annual Report.
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

Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $14.4 million direct written premiums in 2017). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment retains up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $3.2 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our programs and fronting business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a small amount of assumed business with property exposure.
In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. Additionally, we purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention that is intended to cover the 1 in 1,000 year modeled aggregate PML on the segment’s excess property book. We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business (like ours) than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its program book of business, the segment has purchased coverage for $4.0 million in excess of $1.0 million per occurrence, in addition to the protection provided under the corporate $40.0 million in excess of $5.0 million catastrophe treaty. This is also intended to cover the 1 in 1,000 year modeled aggregate PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $2.0 million and, as a result, we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. In aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year catastrophic event is approximately $10.0 million, inclusive of reinstatement premiums payable.
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, there are five divisions where we only write $1.0 million per occurrence limits (Commercial Auto, Manufacturers and Contractors, General Casualty, Small Business and Sports and Entertainment), and therefore, we do not purchase any reinsurance for these policies. In the other divisions, where we issue policies with larger limits, we purchase reinsurance in excess of $1.0 million per occurrence.
In our Specialty Admitted Insurance segment, there are two distinct reinsurance strategies. For individual risk workers' compensation, we purchase $30.0 million excess of $600,000 per occurrence; and, effective October 1, 2017, we also purchased a 50% quota share coverage of the primary $600,000. For our fronting and program business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $250,000 per occurrence.
For both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchase a clash and contingency reinsurance treaty that covers all casualty business for $6.0 million in excess of $2.0 million per occurrence. This coverage is intended to respond in a situation where we have multiple insured losses from the same event.
In our Casualty Reinsurance segment, we currently do not purchase any material retrocessional reinsurance. In prior periods, we have purchased proportional and excess of loss retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.

For 2017, our top ten reinsurers represented 78.2% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A-” (Excellent) or better or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2017:

Reinsurer	Reinsurance Recoverable as of December 31, 2017	A.M. Best Rating December 31, 2017
	(in thousands)
Swiss Reinsurance America Corporation	$88,755	A+
Berkley Insurance Company	37,834	A+
Safety National Casualty	23,783	A+
Mountain States Insurance Company	17,614	A
North Carolina Reinsurance Facility	16,284	Unrated(1)
Cincinnati Insurance Company	14,195	A+
Endurance Reinsurance Corporation of America	12,035	A+
Munich Reinsurance America	11,621	A+
American European Insurance Company	7,695	B(1)
Lloyds Syndicate Number 1458	6,654	A
Top 10 Total	236,470
Other	66,054
Total	$302,524

(1)	These reinsurers are unrated, or below “A-”. All material reinsurance recoverables from these reinsurers are collateralized.
Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At December 31, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $780.9 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Reserve Policy
Over time, many insurance companies have underestimated the cost of future losses associated with insurance policies issued. We seek to establish reserves that will adequately meet our obligations. We have four credentialed actuaries on staff, and we engage independent actuarial consultants to review our decisions regarding reserves twice a year.
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
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer (formerly Chief Operating Officer), Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three insurance segments assist in the evaluation of reserves in their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.

The following table reflects our reserve development by segment during the calendar years 2017 to 2008 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Casualty Reinsurance		Grand Total
Calendar Year
2017	$(20,023)	(1)	$2,721	$(4,170)		$(21,472)
2016	24,079	(2)	3,822	(4,185)		23,716
2015	25,424	(3)	3,531	(12,637)		16,318
2014	27,283	(4)	5,854	(5,719)		27,418
2013	40,734	(5)	1,410	(4,692)		37,452
2012	20,122	(6)	(4,898)	(16,617)	(7)	(1,393)
2011	21,034		1,712	(2,835)		19,911
2010	10,922		(381)	(857)		9,684
2009	3,193		1,591	(1,067)		3,717
2008	6,496		1,875	—		8,371
Cumulative Development	$159,264		$17,237	$(52,779)		$123,722

(1)
Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with one insured, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.

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
A significant portion of reported claims from prior policy years were closed at December 31, 2017. The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.

Percentage of Claims Closed at December 31, 2017
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2004	99.9%	—	99.8%	—
2005	99.6%	—	100.0%	—
2006	99.7%	—	100.0%	—
2007	99.5%	—	100.0%	—
2008	99.0%	—	99.8%	—
2009	98.7%	—	99.9%	—
2010	98.2%	—	99.9%	—
2011	96.3%	—	99.7%	—
2012	94.2%	—	99.6%	—
2013	91.9%	98.3%	99.4%	97.6%
2014	84.8%	97.8%	99.4%	96.8%
2015	81.6%	99.6%	95.8%	91.9%
2016	72.7%	95.7%	78.0%	75.1%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2017. The percentage that IBNR represents of total gross reserves at December 31, 2017 is 64.6%.

	Gross Reserves at December 31, 2017
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$525,044	$759,043	69.2%
Specialty Admitted Insurance	149,621	271,446	55.1%
Casualty Reinsurance	159,801	261,860	61.0%
Total	$834,466	$1,292,349	64.6%
The table below sets forth our IBNR, total net reserves and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2017. The percentage that IBNR represents of total net reserves at December 31, 2017 is 65.0%.

	Net Reserves at December 31, 2017
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$446,016	$655,820	68.0%
Specialty Admitted Insurance	41,548	80,753	51.5%
Casualty Reinsurance	156,168	253,252	61.7%
Total	$643,732	$989,825	65.0%
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
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We generally focus on securities that provide some current income.
As a result of affiliated and third party reinsurance contracts we have been able to grow our asset base at JRG Reinsurance Company Ltd, which is domiciled in Bermuda and is not subject to U.S. corporate taxation. At December 31, 2017, 69.5% of our cash and invested assets were held in Bermuda with the remainder held by our U.S. subsidiaries.
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
A summary of our investment portfolio at December 31, 2017 is as follows:

	December 31, 2017
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Core	$1,016,406	$1,020,304	$1,020,304	2.64%	67.9%
Bank Loans	270,133	268,405	270,086	5.81%	18.0%
Incremental Yield	130,620	141,415	141,415	7.18%	9.4%
Private Investments			71,208	NA	4.7%
Total			1,503,013		100.0%
Less cash and cash equivalents in Core and Bank Loans			(55,359)
Total Invested Assets			$1,447,654
We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2017, the average duration of our investment portfolio was 3.5 years.
Core Portfolio
The Core Portfolio consists of cash and investment grade fixed income securities. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2017 and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of 5 years). We invest in this asset class by owning individual loan participations that are carried at amortized cost less any loan loss allowance. We have over eight years of experience in investing in this asset class through a third-party manager.
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and exchange traded funds. The average credit quality of the fixed income securities in this portfolio as of December 31, 2017 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. Historically, we made significant purchases of below investment grade securities that were trading at a discount to par. More recently as such opportunities are limited, we have been opportunistically investing in high yield securities where we believe we have expertise or an understanding of the risk. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase common equity securities and exchange traded funds. However, these purchases are generally used as an effective means to get access to a high yielding asset class. As of December 31, 2017, only $15.5 million of the Incremental Yield Portfolio is invested in common equities and exchange traded funds. The Incremental Yield Portfolio was initiated in 2010.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2017, we held 10 private investments with a total carrying value of $71.2 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 4.7% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:

	2015	2016	2017	Trailing 3 years Ended 2017
Core	1.16%	2.34%	3.09%	2.20%
Bank Loans	(1.00)%	14.09%	6.56%	6.37%
Incremental	7.26%	9.23%	10.86%	9.11%
Total	1.47%	5.18%	4.49%	3.70%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2017 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (16.5%), interests in limited liability companies that invest in renewable energy opportunities (2.2%), limited partnerships that invest in debt or equity securities (1.8%), notes receivable for renewable energy projects (0.5%), and a private debt security (0.3%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $1,447.7 million as of December 31, 2017. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and redeemable preferred stocks as of December 31, 2017 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of 3.5 years at December 31, 2017. This compares to an average duration at December 31, 2016 of 3.6 years. Based on the current duration of 3.5 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio of approximately $50.1 million.
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
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by stable rates as well as increases in policy count and exposures. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2015 through 2017.

	2017		2016		2015
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$530,120	42.9%	$370,844	20.1%	$308,717	22.2%
Specialty Admitted Insurance	316,430	73.7%	182,221	100.3%	90,978	53.2%
Casualty Reinsurance	235,355	27.7%	184,333	6.9%	172,499	(16.5)%
Total	$1,081,905	46.7%	$737,398	28.9%	$572,194	10.3%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and also revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business, and achieving increasing or stable rates for several periods through December 31, 2017, there will likely be periods in the future where our growth moderates, stagnates or turns negative.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's weighted average combined ratio for 2008 through 2017 is 85.6%.
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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $272.3 million of gross written premiums for fronting and program business for 2017 ($32.4 million on a net basis), and we expect that this fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
In the Casualty Reinsurance segment, we have the ability to manage the cycle by growing or shrinking our business according to market conditions and the corresponding prices and terms being offered for the assumption of specific risks. We have a small team of eight people in Bermuda who underwrite and administer the business written by JRG Re in Bermuda. Accordingly, our overhead is low and does not necessitate us growing this business from its current size.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include Scottsdale Insurance Company (Nationwide Mutual Group), Markel Corporation, Burlington Insurance Group, Inc., Admiral Insurance Company (W. R. Berkley Corporation), Lexington Insurance Company (American International Group, Inc.), Mt. Hawley Insurance Company (RLI Corp.), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Houston Casualty Company (a subsidiary of Tokio Marine HCC), Kinsale Capital Group, and other large national and multi-national insurance carriers.
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. The majority of the competition for our workers’ compensation business comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for fronting and program accounts along all product lines. Competitors in our workers’ compensation business include Builders Mutual

Insurance Company, Accident Fund Insurance Company of America, W. R. Berkley Corporation, American Interstate Insurance Company (AMERISAFE, Inc.), and Amtrust Group. Competition for our fronting business includes State National (now part of Markel), Argo Group, Clear Blue, Spinnaker, Trisura, Red Point, Equity Insurance Company, Worth Insurance, Amtrust, and various Texas based county mutual insurance companies.
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
It is not necessary that the insurance company be incorporated in Bermuda. A foreign corporation may obtain a permit under the Companies Act of Bermuda, 1981 (the “Companies Act”) to carry on business in Bermuda and then be registered as an insurer in Bermuda under the Insurance Act.
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

Principal Representative and Principal Office
A Class 3B insurer is required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of JRG Re is located at Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. JRG Re’s principal representative is Helen Gillis, the Chief Financial Officer of JRG Re.
Without a reason acceptable to the BMA, a Class 3B insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ prior notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative reaches the view that there is a likelihood of the Class 3B insurer (for which the principal representative acts) becoming insolvent, or the personal representative becoming aware of, or having reasonable grounds to believe that a reportable “event” has occurred. Examples of a reportable “event” include a failure by the Class 3B insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the Class 3B insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations.
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
Head Office
A Class 3B insurer shall maintain its head office in Bermuda. In determining whether the insurer satisfies this requirement, the BMA shall consider, inter alia, the following factors: (i) where the underwriting, risk management and operational decision making of the insurer occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of the insurer are located in Bermuda; and (iii) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also have regard to (a) the location where management of the insurer meets to effect policy decisions of the insurer; (b) the residence of the officers, insurance managers or employees of the insurer; and (c) the residence of one or more directors of the insurer in Bermuda. This provision does not apply to an insurer that has a permit to conduct business in Bermuda under the Companies Act or the Non-Resident Insurance Undertakings Act 1967.
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
Annual Financial Statements
A Class 3B insurer is required to prepare and submit to the BMA, on an annual basis, audited financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”) and audited statutory financial statements.
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
Declaration of Compliance
At the time of filing its statutory financial statements, a Class 3B insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class 3B insurer has, with respect to the preceding financial year (i) complied with all requirements of the minimum criteria applicable to it, (ii) complied with the minimum margin of solvency as at its financial year end, (iii) complied with the applicable enhanced capital requirements as at its financial year end, (iv) complied with applicable conditions, directions and restrictions imposed on, or approvals granted to, the Class 3B insurer and (v) complied with the minimum liquidity ratio for general business as at its financial year end. The declaration of compliance is required to be signed by two directors of the Class 3B insurer, and if the Class 3B insurer has failed to comply with any of the requirements referenced in (i) through (v) above or observe any limitations, restrictions or conditions imposed upon the issuance of its license, if applicable, the Class 3B insurer will be required to provide the BMA with particulars of such failure in writing. A Class 3B insurer shall be liable to a civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
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
In addition, each year the insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of net loss and loss expense provisions by line of business, a schedule of geographic diversification of net loss and loss expense provisions, a schedule of premiums written by line of business, a schedule of geographic diversification of net premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self-assessment (CISSA), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist’s opinion, a schedule of regulated non-insurance financial operating entities, a schedule of solvency, particulars of reinsurance balances, a schedule of cash and cash equivalents counterparty analysis, a schedule of currency risk and a schedule of concentration risk.
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
Public Disclosures
Pursuant to recent amendments to the Insurance Act, all commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their web site, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules on application by the insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
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
The MSM that must be maintained by a Class 3B insurer with respect to its general business is the greater of (i) $1,000,000, (ii) 20% of the first $6,000,000 of net premiums written (but if the net premiums written are in excess of $6,000,000, the figure is $1,200,000 plus 15% of net premiums written in excess of $6,000,000) or (iii) 15% of the aggregate of net loss and loss expense provisions and other insurance reserves or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year.
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
Any Class 3B insurer which at any time fails to meet its applicable enhanced capital requirement shall, upon becoming aware of that failure or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure, and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure, and within 45 days of becoming aware of that failure or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to the total general business insurance technical provisions as set out in the economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
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
As the shares of JRG Re’s parent company are traded on a recognized stock exchange, a person who becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, shall, within 45 days, notify the BMA in writing that he or she has become such a controller. In addition, a person who is a shareholder controller of JRG Re must serve on the BMA a notice in writing that he or she has reduced or disposed of his or her holding in the insurer where the proportion of voting rights in the insurer held by him or her will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal.
Any person who contravenes the Insurance Act by failing to give notice or knowingly becomes a controller of any description before the required 45 days has elapsed is guilty of an offence and liable to a fine of $25,000 on summary conviction.
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
Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long term insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a “specified insurer”, where it is headed by a parent company which is incorporated in Bermuda or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other applicable insurance regulatory authority written notice of its intention to act as group supervisor. Before the BMA makes a final determination whether or not to act as group supervisor, it shall take into account any written representations made by the Designated Insurer submitted within such period as is specified in the notice.
The BMA may exclude any company that is a member of an insurance group from group supervision on the application of the Designated Insurer, or on its own initiative, provided the BMA is satisfied that (i) the company is situated in a country or territory where there are legal impediments to cooperation and exchange of information, (ii) the financial operations of the company have a negligible impact on insurance group operations or (iii) the inclusion of the company would be inappropriate with respect to the objectives of group supervision.
The BMA may, on its own initiative or on the application of the relevant Designated Insurer, include within group supervision a company that is a member of the group that is not on the Register of Group Particulars (described below) if it is satisfied the financial operations of the company in question may have a material impact on the insurance group’s operations and its inclusion would be appropriate having regard to the objectives of group supervision.
Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that the insurance group of which it is a member appoints (i) an individual approved by the BMA who is qualified as a group actuary to provide an opinion on the insurance group’s insurance technical provisions in accordance with the requirements of Schedule XIV “Group Statutory Economic Balance Sheet” of the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 and (ii) an auditor approved by the BMA to audit the financial statements of the group.
Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group (the “Register of Group Particulars”) for which it acts as the group supervisor, detailing the names and addresses of (i) the Designated Insurer; (ii) each member company of the insurance group falling within the scope of group supervision; (iii) the principal representative of the insurance group in Bermuda; (iv) other competent authorities supervising other member companies of the insurance group; and (v) the insurance group auditors. The Designated Insurer must immediately notify the BMA of any changes to the above details entered on the Register of Group Particulars.
As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out supervisory reviews and assessments of the insurance group; (iii) carrying out assessments of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating through regular meetings held at least annually (or by other appropriate means) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating enforcement actions that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.
The BMA may, for the purposes of group supervision, make rules applying to Designated Insurers which take into account any activities of the insurance group of which they are members or of other members of the insurance group. Such rules may make provision for the assessment of the financial situation of the insurance group; the solvency position of the insurance group (including the imposition of prudential standards in relation to enhanced capital requirements, capital and solvency returns, insurance reserves and eligible capital that must be complied with by the Designated Insurers); the system of governance and risk management of the insurance group; intra-group transactions and risk concentrations; and supervisory reporting and disclosure in respect of the insurance group.
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
If it appears to the BMA that the business of the registered insurer is being conducted in a way that there is a significant risk of the insurer becoming insolvent or being unable to meet its obligations to policyholders, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as it deems desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may, among other things, direct an insurer, for itself and in its capacity as designated insurer of the insurance group of which it is a member, (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain in or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income, (viii) not to enter into specified transactions with any specified person or persons of a specified class, (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (x) as an individual insurer only, and not in its capacity as designated insurer, to obtain the opinion of a loss reserve specialist and submit it to the BMA, and/or (xi) to remove a controller or officer.
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
In accordance with Bermuda law, share certificates are issued only in the names of companies, partnerships or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or see to the execution of any such trust. We will take no notice of any trust applicable to any of our common shares whether or not we have notice of such trust.
Each of James River Group Holdings, Ltd. and JRG Re is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for a term not exceeding 50 years or, with the consent of the Minister of Finance granted in his discretion by way of lease or tenancy for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of B.D.$50,000 without the consent of the Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities, or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda or under license granted by the Minister of Finance . Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda. JRG Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.
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
Under the Companies Act, where a Bermuda company issues shares at a premium (that is, for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid up share capital of that company, except for certain matters such as: (i) paying up unissued shares to be issued to members as fully paid bonus shares, (ii) writing off the preliminary expenses of the company or the expenses of, or the commission paid or discount allowed on any issue of shares or debentures of the company, or (iii) providing for the premiums payable on redemption of shares or of any debentures of the company. The paid up share capital may not be reduced if, on the date the reduction is to be effected, there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. See “- Restrictions on Dividends and Distributions”.
Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, the permission of the BMA is required under the provisions of the Exchange Control Act 1972 and related regulations for all issuances and transfers of shares of Bermuda companies to or from a non-resident of Bermuda for exchange control purposes, other than in cases where the BMA has granted a general permission. The BMA, in its notice to the public dated June 1, 2005, has granted a general permission for the issue and subsequent transfer of any securities of a Bermuda company from and/or to a non-resident of Bermuda for exchange control purposes for so long as any “equity securities” of the company (which would include our common shares) are listed on an “Appointed Stock Exchange” (which would include the NASDAQ Stock Market). In granting the general permission, the BMA accepts no responsibility for our financial soundness or the correctness of any of the statements made or opinions expressed herein.
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
Bermuda Work Permit Considerations
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without the appropriate government standard work permit.
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper in addition to the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Employers must complete a Recruitment Disclosure Form and provide information, including the qualifications of all applicants. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are also many other documents that are required prior to the Department of Immigration making its decision.
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or other chief officer post, the Minister of Home Affairs will waive the requirement to advertise the job and on occasion may waive the requirement to advertise for other senior executive positions.
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
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and filing requirements on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2017, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $219.1 million, which is in excess of the minimum risk-based capital requirement.
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
Geographic Information
For each of the years ended December 31, 2017, 2016 and 2015, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees
As of December 31, 2017, we had 760 employees located in the United States and Bermuda. All of our employees are full time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
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
Among the uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses are:

•
When we write “occurrence” policies in our Excess and Surplus Lines segment, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 92.5% of our net casualty loss reserves in this segment are associated with “occurrence form” policies at December 31, 2017.

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

•
Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and the severity of the claims reported. In addition, elevated inflationary conditions could, among other things, cause loss costs to increase.

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
If any of our insurance or reinsurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves would also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract business and could affect our ability to retain or hire qualified personnel.
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
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation arrangements to our key management or employees to incentivize them to leave our Company. Furthermore, our competitors may make it more difficult for us to hire their personnel by offering excessive compensation arrangements to certain employees to induce them not to leave their current employment and bringing litigation against employees who do leave (and possibly us as well) to join us. Although we have employment agreements with all of our executive officers, we do not have employment agreements with our senior underwriters or claims personnel. We do not have key person insurance on the lives of any of our key management personnel. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of “A” (Excellent),” which is the third highest of 15 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National, Falls Lake General, Stonewood Insurance and JRG Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:

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
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance or reinsurance contracts. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.”
We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2017:

•
the Excess and Surplus Lines segment conducted business with two brokers that produced an aggregate of $324.0 million in gross written premiums, or 61.2% of that segment’s gross written premiums for the year;

•
the Specialty Admitted Insurance segment conducted business with one agency that produced $183.0 million in gross written premiums, representing 57.8% of that segment’s gross written premiums for the year; and

•	the Casualty Reinsurance segment conducted business with four brokers that generated $182.6 million of gross written premiums, or 77.6% of that segment’s gross written premiums for the year.
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
Our three largest customers accounted for approximately $216.1 million (Rasier LLC), $183.0 million (Atlas General Insurance Services), and $120.3 million (State National Insurance Company) of our gross written premium in 2017, representing 20.0%, 16.9%, and 11.1% of our gross written premiums in 2017, respectively. No other insured generated 10.0% or more of consolidated gross written premiums for 2017. The loss of any of these customers, or a significant reduction in the amount of business that we conduct with such customers, could have a material adverse effect on our results of operations.
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
We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. Natural disasters, terrorist acts, and other catastrophes can cause losses in a variety of our property/casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants. For example, in 2017, the Company had net losses of $6.9 million from Hurricanes Harvey and Irma.
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
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business—Regulation—U.S. Insurance Regulation—Federal Regulation,” the Terrorism Acts require commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities and short-term investments, which, in turn, may materially adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
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
We hold investments in publicly-traded syndicated bank loans (16.5% of the carrying value of our invested assets as of December 31, 2017). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2017, the fair value of our investments in publicly traded syndicated bank loans was $236.5 million.

As of December 31, 2017, we held equity investments of $32.1 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an affiliate of one of our principal shareholders. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $38.1 million at December 31, 2017. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. See “Business—U.S. Insurance Regulation—State Regulation.”
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
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
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
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Business—Purchase of Reinsurance.”
We are subject to credit risk with regard to our reinsurance counterparties and insurance companies with which we have a fronting arrangement.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2017, reinsurance recoverable on unpaid losses from our three largest reinsurers was $150.4 million in the aggregate and represented 49.7% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2017 was $50.0 million in the aggregate, or 54.3% of the total balance. At December 31, 2017, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-” or better or are collateralized by the reinsurer, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. See also “Business—Purchase of Reinsurance.”
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims, either as a result of a decline in the value of the collateral, an increase in the obligation being collateralized, or a failure of management to monitor the adequacy of the collateral held. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Business — Business Segments—Specialty Admitted Insurance Segment—Fronting Business.”
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
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See “Business—Competition.”
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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian or a holder of a permanent resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained or are not renewed for our key employees, we would lose their services, which could materially affect our business.
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
Risks Related to Taxation
The recently passed Tax Act may have a significant impact on the Company.
On December 22, 2017, the President of the United States signed into law Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), which introduced significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act contains provisions that reduce the U.S. corporate tax rate, impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), and accelerates taxable income with respect to certain controlled foreign corporations. These provisions could materially affect us or our shareholders. The Tax Act also includes provisions that could materially affect our shareholders as a result of provisions that broaden the definition of United States shareholder for purposes of the controlled foreign corporation rules and make it more difficult for a foreign insurance company to not be treated as a passive foreign investment company.
Further, the Tax Act imposes a one-time inclusion in gross income of cumulative earnings and profits from certain non-U.S. subsidiaries. A U.S. 10% Shareholder (as defined below) may be required to include its pro rata share of any “accumulated post-1986 deferred foreign income” in taxable income with respect to the taxable year ending on or after December 31, 2017. Accumulated post-1986 deferred foreign income generally means, subject to certain exclusions, the previously untaxed post-1986 accumulated earnings and profits (determined on a net basis) of such foreign corporations, determined as of November 2, 2017 or December 31, 2017, whichever is higher. Dividends to U.S. 10% Shareholders (as defined below) will not be taxable to the extent of any previously undistributed accumulated post-1986 deferred foreign income.
The Tax Act will be fully effective in the 2018 fiscal year. While we are continuing to study the consequences of the Tax Act, its ultimate impact may differ from the Company’s description below due to changes in interpretations, as well as additional regulatory guidance that may be issued. Although this discussion takes into account provisions enacted under the Tax

Act, given the complexity of this new law you are strongly encouraged to consult your own tax advisor regarding its potential impact on the U.S. federal income tax consequences to you in light of your particular circumstances.
Base Erosion and Anti-Abuse Tax. The Tax Act’s BEAT provision imposes a minimum tax on “applicable taxpayers,” which are generally corporations that are part of a group with at least $500 million of applicable annual gross receipts and that make certain payments to related foreign persons, including payments that are deductible for U.S. tax purposes, payments to purchase depreciable or amortizable property, and reinsurance payments. BEAT subjects the “modified taxable income” of an applicable taxpayer to tax at a rate of 5% in 2018, 10% in 2019-2025, and 12.5% in 2026 and thereafter. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits).
We plan to make changes to the Company’s structure in 2018 to minimize the impact of BEAT that include the formation of Carolina Re, a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. We expect Carolina Re to be a Class 3A reinsurer and make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we will discontinue ceding 70% of our U.S.-written premiums to JRG Re and will instead cede 70% of our U.S.-written premiums to Carolina Re. We also expect Carolina Re will enter into a stop loss reinsurance agreement with JRG Re. While Carolina Re will be subject to U.S. corporate income tax, we do not expect that it will be subject to BEAT in fiscal year 2018 as the Company is expected to have sufficient regular U.S. income tax liability compared to the BEAT liability.
There is significant uncertainty regarding the application of BEAT to affiliate reinsurance arrangements. Although we may be able to take proactive steps to reduce the impact of BEAT, there is no assurance that we will be able to do so. An adverse interpretation of BEAT could cause a significant increase in our effective tax rate.
U.S. persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
If we are considered a passive foreign investment company as defined in Section 1297(a) of the Code (“PFIC”) for U.S. federal income tax purposes, a U.S. person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. We believe that we are not and have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. Our belief that we are not and have not been a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for qualifying insurance companies (“QIC”) actively engaged in the conduct of an insurance business. Generally, a QIC is a company (i) that would be subject to tax under special provisions related to insurance companies if the company was a U.S. entity, and (ii) the applicable insurance liabilities of which constitute more than 25% of its total assets as reported on the company’s applicable financial statement. We believe that we are a QIC, however the scope of this exception is not entirely clear, especially in its application to holding companies indirectly engaged in an insurance business, and there are no administrative pronouncements, judicial decisions or current regulations that provide guidance as to the application of the PFIC rules to insurance companies. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. As a result, we cannot assure you that we, or one of our subsidiaries, will not be deemed a PFIC by the U.S. Internal Revenue Service (the “IRS”). If we, or one of our subsidiaries, were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
A non-U.S. corporation generally will be classified as a controlled foreign corporation (“CFC”) if U.S. persons, each of whom owns, directly, indirectly, or constructively, at least 10% of the voting power or value of such corporation’s stock (“U.S. 10% Shareholders”), own in the aggregate more than 50% of the voting power or value of the stock of such corporation. Under these rules, if a foreign corporation is a CFC, each U.S. 10% Shareholder who owns shares of the CFC on the last day of the CFC’s taxable year must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. Subpart F income typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). In general (subject to the special rules applicable to “related person insurance income” described below), for purposes of taking into account insurance income, a foreign insurance company will be treated as a CFC if U.S. 10% Shareholders collectively own more than 25% of the voting power or value of the company’s shares at any point during any year. Some of our existing shareholders may be U.S. 10% Shareholders, and depending on aggregate share ownership of all U.S. 10% Shareholders, we may be a CFC and JRG Re may be a CFC with respect to taking into account insurance income as subpart F income. We cannot assure you that these rules will not apply to you. If you are a U.S. person, we strongly urge you to consult your own tax advisor concerning the CFC rules.

Related Person Insurance Income.   If (i) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (ii) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owns any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold has been, or will be, met. However, we cannot assure you that this will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
Dispositions of Our Shares.   If a U.S. shareholder is treated as disposing of shares in a CFC of which it is a U.S. 10% Shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which U.S. persons collectively own 25% or more of the voting power or value of the company’s shares, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the U.S. shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect U.S. shareholder.
The Company, JRG Re and James River Group Holdings UK Limited may be subject to U.S. federal income taxation.
The Company, Carolina Re and JRG Re are each incorporated under the laws of Bermuda. James River Group Holdings UK Limited (“James River UK”) is incorporated under the laws of England and Wales. Carolina Re expects to make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. In general, a corporation organized under the laws of a foreign country or U.S. possession is subject to U.S. federal income tax on its net income only if it is considered as engaged in a U.S. trade or business. We believe that the activities of each of the Company’s non-U.S. holding companies and JRG Re, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and as such, will not be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The IRS could successfully assert that our non-U.S. holding companies or JRG Re (or both) are engaged in a trade or business in the United States or, under the applicable income tax treaty, are engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S. federal income taxation. If our non-U.S. holding companies or JRG Re were deemed to be engaged in a trade or business in the United States (or, under the applicable income tax treaty, were deemed to be so engaged through a permanent establishment), our non-U.S. holding companies or JRG Re, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
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
The FATCA provisions of the Code generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition (after December 31, 2018) of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules were phased in beginning July 1, 2014, with withholding on foreign passthru payments made by FFIs taking effect after the later of January 1, 2019 or the date of publication of final regulations defining the term foreign passthru payment.

The United States has entered into intergovernmental agreements between the United States and Bermuda and between the United States and the United Kingdom (the “IGAs”), which potentially modify the FATCA withholding regime described above with respect to us and our common shares. There can be no certainty as to whether we, Carolina Re or JRG Re will be treated as a FFI under FATCA. We strongly urge you to consult your own tax advisor regarding the potential impact of FATCA, the IGAs and any non-U.S. legislation implementing FATCA.
Changes in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our shares to U.S. income taxation.
Apart from enactment of the Tax Act, other legislative proposals or administrative or judicial developments could also result in an increase in the amount of U.S. tax payable by us or by an owner of our shares or reduce the attractiveness of our products. Any such developments could materially adversely affect our results of operations.
The tax laws and interpretations thereof, including with respect to whether a company is engaged in a U.S. trade or business, is a CFC, has related party insurance income, is a PFIC, or is subject to BEAT, are subject to change, possibly on a retroactive basis. There are currently only proposed regulations regarding the RPII Test and the application of the PFIC rules to an insurance company. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS or the U.S. Department of Treasury. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
If reinsurance premiums paid by our U.S. subsidiaries to Carolina Re or JRG Re do not reflect arm’s-length terms, the IRS could seek to recharacterize the payments in a way that is unfavorable to us.
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. We have in place intercompany loans from our U.S. subsidiaries to our parent company and have intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions are appropriate and reflect arm’s-length terms and are consistent with all applicable rules and regulations. It is possible, however, that the U.S. Department of Treasury or the IRS may review our intercompany agreements and successfully assert, under Sections 482 or 845 of the Code, that they are not on an arm’s-length basis and that as a result, we owe taxes on account of past or future periods.
Reduced tax rates for qualified dividend income may not be available in the future.
We believe that the dividends paid on our common shares should qualify as “qualified dividend income” as long as the common shares are listed on a national securities exchange. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. While the Tax Act did not modify these rules, there has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our operating results.
We intend to operate in such a manner so that none of our companies other than our intermediate holding company incorporated in the United Kingdom should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than James River UK should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. HM Revenue & Customs might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K.
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

•	our creditworthiness, financial condition, performance and prospects;

•	termination of payment of dividends on our common shares, or payment of a reduced amount of dividends;

•	actual or anticipated growth rates relative to our competitors;

•	perceptions of the investment opportunity associated with our common shares relative to other investment alternatives;

•	speculation by the investment community regarding our business;

•	future announcements concerning our business or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts or joint ventures;

•	catastrophes that are perceived by investors as impacting the insurance and reinsurance market in general;

•	changes in laws or government regulation, including tax or insurance laws and regulations;

•	potential characterization of us as a PFIC;

•	general market, economic and political conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	arrival and departure of key personnel;

•	the number of common shares that are publicly traded;

•	sales of common shares by us, our directors, executive officers or principal shareholders; and

•	adverse resolution of litigation against us.
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
Affiliates of D. E. Shaw & Co., L.P. own a significant amount of our outstanding common shares, which allows them to have significant influence over matters requiring shareholder approval, and provides them with the right to appoint one director.
D. E. Shaw CF-SP Franklin, L.L.C., D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw CH-SP Franklin, affiliates of D. E. Shaw & Co., L.P. (the “D. E. Shaw Affiliates”) beneficially own approximately 11.1% of our outstanding common shares in the aggregate making them our largest affiliated shareholders. Based upon such ownership, the D. E. Shaw Affiliates have significant influence over all matters requiring shareholder approval, including the election of directors, determination of significant corporate actions, amendments to our organizational documents, and the approval of any business transaction, such as a merger or other sale of us or our assets. In addition, D. E. Shaw & Co., L.P. acts as an investment advisor to the D. E. Shaw Affiliates and may earn investment and management fees from the investment of the D. E. Shaw Affiliates in the Company which may influence their decision with respect to any proposed change of control of the Company.
Additionally, our bye-laws provide that for so long as the D. E. Shaw Affiliates collectively beneficially own shares representing at least 10% of our outstanding common shares, the D. E. Shaw Affiliates have the right to appoint one director to our board of directors. The D. E. Shaw Affiliates presently own approximately 11.1% of our outstanding common shares, and if they maintain such ownership through the record date for our 2018 annual general meeting, then they will have the power to appoint a director for a new three year term as a Class I director at such meeting. The D. E. Shaw Affiliates have advised us that they intend to appoint Bryan Martin, an affiliate of the D. E. Shaw Affiliates, pursuant to this right.
Both Bryan Martin and David Zwillinger, also an affiliate of the D. E. Shaw Affiliates, are Class I directors of the Company. In their capacity as directors, Messrs. Martin and Zwillinger have significant influence over our management, business plans and policies. The significant share ownership of our common shares and affiliation of two of our directors with the D. E. Shaw Affiliates may materially adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake General, Falls Lake National and James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five-year period commencing January 1, 2016 without prior written approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Business—Regulation—U.S. Insurance Regulation—State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of $109.9 million as of December 31, 2017. See “Business—Regulation—Bermuda Insurance Regulation—Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Business— Regulation—Bermuda Insurance Regulation—Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions, may prevent us from paying our expenses or paying dividends to our shareholders.
We cannot assure you that we will declare or pay dividends on our common shares in the future.
In 2017, we paid a dividend of  $0.30 per share during each quarter, as well as a special dividend of  $0.50 per share during the fourth quarter. We paid dividends of  $0.20 per share in each of the first three quarters of 2016 and, in the fourth quarter, a $0.30 per share dividend plus a special dividend of $1.35 per share. In 2015, we paid a dividend of  $0.16 per share during each quarter, as well as a special dividend of  $1.00 per share during the fourth quarter. The declaration, payment and amount of future dividends is subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities - Dividends.”
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
Future sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline and impair our ability to raise capital through the sale of additional shares. In January 2016, we filed a registration statement that registered under the Securities Act all of the common shares owned by the D. E. Shaw Affiliates, as well as securities that we may issue and sell (including common shares) that have a maximum aggregate value of  $250,000,000. Since January 2016, the D. E. Shaw Affiliates have sold an aggregate of 10,750,000 common shares in registered offerings. The remaining 3,297,238 common shares owned by the D. E. Shaw Affiliates remain eligible for sale under the registration statement.
In December 2014 and May 2017, we filed registration statements under the Securities Act to register the common shares to be issued under our equity incentive plans and, as a result, all common shares acquired upon exercise of share options or vesting of RSUs granted under our plans will also be freely tradable under the Securities Act, unless acquired by our affiliates. As of December 31, 2017, there were share options outstanding to purchase a total of 1,479,236 common shares and there were 178,882 common shares subject to restricted share units. In addition, 1,895,285 common shares are reserved for future issuances under our equity incentive plans.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
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

•
our shareholders may only remove directors for cause and so long as the D. E. Shaw Affiliates have the right to designate one director, the director designated by the D. E. Shaw Affiliates may only be replaced by the D. E. Shaw Affiliates;

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

The foregoing factors, as well as the significant share ownership by the D. E. Shaw Affiliates could impede a merger, takeover or other business combination, which could reduce the market value of our shares.
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
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972 and related regulations of Bermuda, which regulate the sale of securities in Bermuda. In addition, the permission of the BMA is required under the provisions of the Exchange Control Act 1972 and related regulations for all issuances and transfers of shares of Bermuda companies to or from a non-resident of Bermuda for exchange control purposes, other than where the BMA has granted a general permission. The BMA, in its notice to the public dated June 1, 2005 has granted a general permission for the issue and subsequent transfer of any securities of a Bermuda company from and/or to a non-resident of Bermuda for exchange control purposes for so long as any “equity securities” of such company are listed on an appointed stock exchange, which includes the NASDAQ Stock Market. This general permission will apply to our common shares, but would cease to apply if we were to cease to be listed on the NASDAQ Stock Market.
In connection with the IPO, we received consent from the BMA to issue and transfer freely any of our shares, options, warrants, depository receipts, rights loan notes, debt instruments or other securities to and among persons who are either residents or non-residents of Bermuda for exchange control purposes.
The Insurance Act requires that where the shares of the registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and a person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 3B insurer whose shares or the shares of its parent company (if any) are traded on a recognized stock exchange must serve on the BMA a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal. This requirement will apply to us as long as our shares are listed on the NASDAQ Stock Market or another stock exchange recognized by the BMA. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
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
We lease office space in Bermuda, where our principal executive office is located and our casualty reinsurance segment is based. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, Santa Margarita, California, Princeton, New Jersey, and Saratoga Springs, New York where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia, Scottsdale, Arizona and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.

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
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. The following table sets forth the high and low sales prices for our common shares as reported by the NASDAQ Global Select Market for the period indicated:

Fiscal Year 2014	High	Low
Fourth Quarter (beginning December 12, 2014)	$23.38	$20.46

Fiscal Year 2015	High	Low
First Quarter	$24.74	$20.61
Second Quarter	$26.08	$21.91
Third Quarter	$28.77	$24.63
Fourth Quarter	$34.58	$26.23

Fiscal Year 2016	High	Low
First Quarter	$34.24	$28.68
Second Quarter	$36.14	$25.86
Third Quarter	$38.31	$33.04
Fourth Quarter	$42.17	$35.25

Fiscal Year 2017	High	Low
First Quarter	$46.20	$39.21
Second Quarter	$44.11	$38.33
Third Quarter	$42.18	$37.28
Fourth Quarter	$44.34	$37.24
As of February 28, 2018, there were approximately 11 holders of record of our common shares.
Dividends
In 2017, we paid a dividend of  $0.30 per share during each quarter, as well as a special dividend of  $0.50 per share during the fourth quarter. We paid dividends of  $0.20 per share in each of the first three quarters of 2016 and, in the fourth quarter, a $0.30 per share dividend plus a special dividend of $1.35 per share. In 2015, we paid a dividend of  $0.16 per share during each quarter, as well as a special dividend of  $1.00 per share during the fourth quarter. In August 2014, we declared a cash dividend of $2.45 per share payable to shareholders of record as of June 30, 2014.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Additionally, dividends from our U.S. subsidiaries to our U.K. intermediate holding company are generally subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies. As a result of such regulations, or a change in applicable tax law, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Risk Factors — Risks Related to our Business and Industry—We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries,” and “—Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.”
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
Performance Graph
The graph below compares the cumulative total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and two selected peer groups of nine companies (the 2016 Peer Group) and seven companies (the 2017 Peer Group). In modifying our peer group for 2017, we took into consideration, among other factors, size and lines of business of the component companies in our peer group, and removed a company that was acquired in 2017. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 12, 2014 (the date of our initial public offering) through December 31, 2017. Such returns are based on historical results and are not intended to suggest future performance. The companies in the peer group are weighted by market capitalization.
The 2016 Peer Group consists of nine companies which are: Amerisafe Inc., Amtrust Financial Services Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, Navigators Group Inc., RLI Corp, State National Companies Inc. and W. R. Berkley Corp
The 2017 Peer Group consists of seven companies which are: Amerisafe Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, Navigators Group Inc., RLI Corp and W. R. Berkley Corp.

	12/12/2014	12/14	12/15	12/16	12/17
James River Group Holdings, Ltd.	100.00	107.11	166.93	219.56	220.59
Russell 2000	100.00	104.65	100.03	121.34	139.11
2016 Peer Group	100.00	101.37	121.72	132.76	137.36
2017 Peer Group	100.00	101.78	123.89	139.82	159.20
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
The following tables present selected historical financial information of James River Group Holdings, Ltd. derived from our consolidated balance sheets as of December 31, 2017, 2016, 2015, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the five years in the period ended December 31, 2017, which have been audited by Ernst & Young LLP.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except for per share data)
Operating Results:
Gross written premiums(1)	$1,081,905	$737,398	$572,194	$518,767	$368,518
Ceded written premiums(2)	(315,279)	(179,690)	(101,162)	(68,684)	(43,352)
Net written premiums	$766,626	$557,708	$471,032	$450,083	$325,166
Net earned premiums	$741,109	$515,663	$461,205	$396,212	$328,078
Net investment income	61,119	52,638	44,835	43,005	45,373
Net realized investment gains (losses)	(1,989)	7,565	(4,547)	(1,336)	12,619
Other income	17,386	10,361	3,428	1,122	222
Total revenues	817,625	586,227	504,921	439,003	386,292
Losses and loss adjustment expenses	555,377	325,421	279,016	237,368	184,486
Other operating expenses	196,993	170,828	157,803	133,055	114,804
Other expenses	539	1,590	730	16,012	677
Interest expense	8,974	8,448	6,999	6,347	6,777
Amortization of intangible assets	597	597	597	597	2,470
Total expenses	762,480	506,884	445,145	393,379	309,214
Income before income tax expense	55,145	79,343	59,776	45,624	77,078
Income tax expense (benefit)	11,579	4,872	6,279	939	9,741
Net income	$43,566	$74,471	$53,497	$44,685	$67,337
Adjusted net operating income(4)	$47,385	$71,318	$61,090	$58,424	$58,918
Earnings per Share:
Basic	$1.48	$2.56	$1.87	$1.57	$2.21
Diluted	$1.44	$2.49	$1.82	$1.55	$2.21
Weighted — average shares outstanding — diluted	30,273,149	29,894,378	29,334,918	28,810,301	30,500,800

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except for per share amounts and ratios)
Balance Sheet Data:
Cash and invested assets	$1,611,149	$1,442,114	$1,350,697	$1,310,628	$1,217,078
Reinsurance recoverables	313,816	185,614	143,086	128,979	120,477
Goodwill and intangible assets	220,165	220,762	221,359	221,956	222,553
Total assets	2,756,695	2,346,533	2,055,497	1,959,292	1,806,793
Reserve for losses and loss adjustment expenses	1,292,349	943,865	785,322	716,296	646,452
Unearned premiums	418,114	390,563	301,104	277,579	218,532
Senior debt	98,300	88,300	88,300	88,300	58,000
Junior subordinated debt	104,055	104,055	104,055	104,055	104,055
Total liabilities	2,061,996	1,653,312	1,374,459	1,271,371	1,105,303
Total stockholders’ equity	694,699	693,221	681,038	687,921	701,490
GAAP Underwriting Ratios:
Loss ratio(5)	74.9%	63.1%	60.5%	59.9%	56.2%
Expense ratio(6)	24.3%	31.2%	33.5%	33.4%	35.0%
Combined ratio(7)	99.2%	94.3%	94.0%	93.3%	91.2%
Other Data:
Tangible equity(8)	$474,534	$472,459	$459,679	$465,965	$478,937
Tangible equity per common share outstanding	$15.98	$16.15	$15.88	$16.33	$16.78
Debt to total capitalization ratio(9)	22.6%	21.7%	22.0%	21.9%	18.8%
Regulatory capital and surplus(10)	$628,877	$605,298	$601,436	$593,580	$580,267
Net written premiums to surplus ratio(3)	1.2x	0.9x	0.8x	0.8x	0.6x

(1)	The amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(2)	The amount of written premiums ceded to (reinsured by) other insurers.

(3)
We believe this measure is useful in evaluating our insurance subsidiaries’ operating leverage. It may not be comparable to the definition of net written premiums to surplus ratio for other companies.

(4)
Adjusted net operating income is a non-GAAP measure. We define adjusted net operating income as net income excluding net realized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt, expenses on a leased building we are deemed to own for accounting purposes, and professional services and other expenses associated with securities offerings and the payment of special dividends. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Measures” for a reconciliation of adjusted net operating income to net income in accordance with GAAP.

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
For the year ended December 31, 2017, approximately 63.2% of our group-wide gross written premiums originated from the U.S. E&S lines market including business assumed by our Casualty Reinsurance segment. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2017, we derived 96.1% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2017, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $19,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 49.0% of our gross written premiums and 61.3% of our net written premiums for the year ended December 31, 2017.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting and program business. In our fronting business, we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, and infrastructure. Given market conditions and availability of reinsurance for program opportunities, we began de-emphasizing program business in 2017. Through Falls Lake National Insurance Company and its subsidiaries, this segment has admitted licenses in 49 states and the District of Columbia and distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 29.2% of our gross written premiums and 8.0% of our net written premiums for the year ended December 31, 2017.
The Casualty Reinsurance segment consists of JRG Re, our Bermuda domiciled reinsurance subsidiary, which provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. The Casualty Reinsurance segment’s underwriting results presented herein include only the results of reinsurance written with unaffiliated companies and do not include the premiums and losses ceded under our internal quota share arrangement described below, which are captured in our Excess and Surplus Lines and Specialty Admitted Insurance segments. Typically, we structure our reinsurance contracts as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our excess working layer treaties, which allows the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively provides us with additional premiums should the business incur higher than expected losses. We believe these structures allow us to participate in the risk side-by-side with the ceding company and best align our interests with the interests of our cedents. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 67.1% of the gross premiums written by our Casualty Reinsurance segment during 2017. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Two of the three largest unaffiliated accounts written by JRG Re in 2017 were assumed from E&S carriers. The Casualty Reinsurance segment distributes through traditional reinsurance brokers. The Casualty Reinsurance segment produced 21.8% of our gross written premiums and 30.8% of our net written premiums for the year ended December 31, 2017.
We had intercompany reinsurance agreements through December 31, 2017 under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. This business was ceded to JRG Re under proportional, or quota-share, reinsurance treaties that provided for arm’s length ceding commissions. We exclude the effects of these agreements for the presentation of the Excess and Surplus Lines and Specialty Admitted Insurance segments included herein consistent with the manner in which we manage the business. At December 31, 2017, 69.5% of our cash and invested assets were held in Bermuda, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes. We pay a 1% U.S. excise tax on premiums ceded to JRG Re by our U.S.-based insurance subsidiaries.
We plan to make changes to the Company’s structure in 2018 to minimize the impact of BEAT that include the formation of Carolina Re, a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. We expect Carolina Re to be a Class 3A reinsurer and make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we will discontinue ceding 70% of our U.S.-written premiums to JRG Re and will instead cede 70% of our U.S.-written premiums to Carolina Re. We also expect Carolina Re will enter into a stop loss reinsurance agreement with JRG Re. While Carolina Re will be subject to U.S. corporate income tax, we do not expect that it will be subject to BEAT in fiscal year 2018 as the Company is expected to have sufficient regular U.S. income tax liability compared to the BEAT liability.
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analysis. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business we write and the limited operating experience of the Casualty Reinsurance segment and of the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in our Excess and Surplus lines segment. In applying this judgment, we frequently establish reserves that differ from our internal actuaries’ estimate. We seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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
We also use statistical analysis to estimate the cost of losses and loss adjustment expenses that have been incurred but not reported to us (“IBNR”). Those estimates are based on our historical information, industry information and estimates of future trends that may affect the frequency of claims and changes in the average cost of claims (severity) that may arise in the future.
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2017 was $1.3 billion. Of this amount, 64.6% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2017
	Case		IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$233,999	233,999	$525,044	$759,043	69.2%
Specialty Admitted Insurance	121,825		149,621	271,446	55.1%
Casualty Reinsurance	102,059		159,801	261,860	61.0%
Total	$457,883		$834,466	$1,292,349	64.6%
The Company’s net reserve for losses and loss adjustment expenses at December 31, 2017 was $989.8 million. Of this amount, 65.0% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2017
	Case		IBNR		Total		IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$209,804	209,804	$446,016	446,016	$655,820	655,820	68.0%
Specialty Admitted Insurance	39,205		41,548		80,753		51.5%
Casualty Reinsurance	97,084		156,168		253,252		61.7%
Total	$346,093		$643,732		$989,825		65.0%
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer (formerly Chief Operating Officer), Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents and chief actuaries of each of our three operating segments assist in the evaluations of their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto underwriting division in the Excess and Surplus Lines segment.
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
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2017. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.

Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$865,959	$976,482	$989,825	$1,087,005
Changes in reserves	(123,866)	(13,343)	—	97,180
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $97.2 million, reduce after-tax net income by $91.4 million, reduce shareholders’ equity by $91.4 million and reduce shareholders’ tangible equity by $91.4 million, in each case at or for the period ended December 31, 2017.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $123.9 million, increase after-tax net income by $112.7 million, increase shareholders’ equity by $112.7 million, and increase tangible equity by $112.7 million, in each case at or for the year ended December 31, 2017. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee typically selects an amount above the actuarial recommendation due to the inherent variation associated with our reserve estimates and the likelihood that there are unforeseen or under-valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2017, 68.0% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
Prior to 2013, our reserve selections for the Excess and Surplus Lines segment gave more weight to industry indications due to our limited operating history. When we reviewed the Excess and Surplus Lines segment’s reserve parameters in 2013, we had ten years of accumulated historical data of the Company to analyze, and we felt that we had enough history to give more weight to our own experience. Our initial expected loss ratios and our paid loss development factors and incurred loss development factors were adjusted to more closely resemble our own internal indications. Method weights were also changed as management, in consultation with our actuaries, deemed appropriate. These changes had the cumulative effect of reducing our then best estimate for the reserve for losses and loss adjustment expenses.
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2017 would equate to a $32.2 million change in the reserve for losses and loss adjustment expenses at such date, a $29.6 million change in after-tax net income, a 4.3% change in shareholders’ equity and a 6.2% change in tangible equity, in each case at or for the year ended December 31, 2017.

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
$21.5 million of adverse development was experienced in 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This adverse reserve development included $20.0 million of adverse development in the Excess and Surplus Lines segment, including $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with one insured. The adverse development for commercial auto was partially offset by favorable development of $18.6 million in other Excess and Surplus Lines underwriting divisions primarily from the 2014 through 2016 accident years. This favorable development occurred because our actuarial studies at December 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business excluding commercial auto continues to be below our initial expected ultimate loss ratios. The Company also experienced $2.7 million of favorable development on prior accident years in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2015, as losses on our workers’ compensation business written prior to 2016 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $4.2 million of adverse development on prior accident years primarily from two contracts from 2010 through 2013 that had higher than expected reported losses in 2017.
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

We consider a number of factors in assessing whether an impairment is other-than-temporary, including (1) the amount and percentage that current fair value is below cost or amortized cost, (2) the length of time that the fair value has been below cost or amortized cost and (3) recent corporate developments or other factors that may impact an issuer’s near term prospects. In addition, for fixed maturity securities, we also consider the credit quality ratings for the securities, with a special emphasis on securities downgraded to below investment grade. We also consider our intent to sell available-for-sale fixed maturity securities in an unrealized loss position, and if it is “more likely than not” that we will be required to sell these securities before a recovery in fair value to their amortized cost or cost basis. For equity securities, we evaluate the near-term prospects of these investments in relation to the severity and duration of the impairment, and we consider our ability and intent to hold these investments until they recover their fair value. As a starting point for our evaluation, we compare the fair value of each available-for-sale security to its amortized cost or cost to identify any securities with a fair value less than amortized cost or cost. Effective with the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income. See “Recent Accounting Pronouncements” for additional discussion of this update.
In 2015, the Company held two municipal bonds issued by the Commonwealth of Puerto Rico. These bonds were backed by future sales tax revenues in Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden, combined with the passage of new legislation that allowed public corporations to defer or reduce payments on outstanding debt, heightened the risk of default on the bonds. We concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired, and we recognized impairment losses of $660,000 on these bonds in 2015 before selling them during the second quarter of 2015. We concluded that none of the other fixed maturity securities in an unrealized loss position at December 31, 2016 or 2015 had experienced an other-than temporary impairment. At December 31, 2017, all of our fixed maturity securities had a fair value greater than 80% of their cost or amortized cost. We concluded that our fixed maturity securities were not other-than-temporarily impaired at December 31, 2017 based in part on the fact that they had never missed a scheduled principal or interest payment, and that they were rated investment grade by a nationally recognized statistical rating organization.
Management concluded that based on the severity and duration of the impairment associated with an equity security, the security had experienced an other-than-temporary impairment. Accordingly, the Company recorded an impairment loss of $1.5 million in 2017 on the equity security. Management concluded that none of the other equity securities with an unrealized loss at December 31, 2017, 2016, and 2015 experienced an other-than-temporary impairment. Management evaluated the near-term prospects of these other equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
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
The Company holds a participation in a loan issued by a company that produces and sells power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength has been affected by the economic conditions in Puerto Rico, thus raising doubt about its ability to make full and timely payments on the debt obligations held by the Company. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management and Economic Stability Act. Also, in 2017, the devastation caused by Hurricane Maria on Puerto Rico raised additional doubt about PREPA's ability to make payments to the issuer. We determined that a credit allowance was needed at December 31, 2017, 2016, and 2015 on loans issued by companies that produce and supply power to Puerto Rico. Accordingly, we established credit allowances totaling $759,000, $177,000, and $414,000 at December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, the loan had a carrying value of $0 and unpaid principal of $807,000.
During 2017, 2016, and 2015, we had a number of our bank loans to oil and gas companies in the energy sector. The market value of these loans declined significantly in response to declining energy prices. We determined that a total credit allowance of $2.3 million on three loans at December 31, 2017, $545,000 on one loan at December 31, 2016 and $3.9 million on two loans at December 31, 2015 was needed on bank loans to companies in the energy sector with oil and gas exposure. At

December 31, 2017, our exposure to bank loans of oil and gas companies consisted of four loans with a carrying value of $7.9 million and a market value of $7.7 million.
Management concluded that one non-energy sector loan was impaired at December 31, 2017 and this loan had an allowance for credit losses of $145,000 at that date. Management also concluded that three non-energy sector loans were impaired at December 31, 2016. The impaired loans had an allowance for credit losses of $221,000. At December 31, 2015, one non-energy sector loan was impaired with an allowance for credit losses of $34,000.
The aggregate allowance for credit losses was $3.2 million at December 31, 2017 on five impaired loans with a total carrying value of $5.1 million and unpaid principal of $8.4 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on five impaired loans.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2017 and 2016 there were bank loan participations with an unpaid principal balance of $807,000 and $2.3 million, respectively, and a carrying value of $0 and $2.0 million, respectively, for which external sources were unavailable to determine fair value.
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
Goodwill and Intangible Assets
At December 31, 2017, we have $181.8 million of goodwill and $38.3 million of net intangible assets on our consolidated balance sheet, primarily resulting from the acquisition of James River Group in December 2007.
The goodwill reported on the December 31, 2017 balance sheet is an asset of the Excess and Surplus Lines segment only. Goodwill is tested annually for impairment in the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the carrying amount of our reporting units, including goodwill, may exceed their fair values. We first assess qualitative factors in determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors, we are required to perform the quantitative goodwill impairment test. Our assessments in 2017, 2016 and 2015 resulted in a conclusion that it was not more likely than not that the fair value of a reporting unit is less than the carrying value based on qualitative factors. However, we generally perform the quantitative analysis at least every third year, even if the qualitative factors do not indicate a need for quantitative testing. Accordingly, we performed quantitative testing in 2016, even though our qualitative analysis did not indicate that it was more likely than not that our good will was impaired. During quantitative goodwill impairment testing, the fair value of the reporting units is determined using a combination of a market approach and an income approach which projects the future cash flows produced by the reporting units and discounts those cash flows to their present value. The projection of future cash flows is necessarily dependent upon assumptions about the future levels of income as well as business trends, prospects, market, and economic conditions. The results of the two approaches are weighted to determine the fair value of each reporting unit. When the fair value is less than the carrying value of the net assets of the reporting unit, including goodwill, an impairment loss is charged to earnings. To determine the amount of any goodwill impairment, the implied fair value of reporting unit goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is assigned to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s annual testing performed in the fourth quarters of 2017, 2016 and 2015 indicated that no impairment of goodwill had occurred.
Intangible assets are initially recognized and measured at fair value. Specifically identified intangible assets with indefinite lives include trademarks and state insurance licenses and authorities. Intangible assets with indefinite useful lives are reviewed for impairment at least annually. In evaluating whether there has been impairment to the intangible asset, management determines the fair value of the intangible asset and compares the resulting fair value to the carrying value of the intangible asset. If the carrying value exceeds the fair value, the intangible asset is written down to fair value, and the impairment is reported through earnings. During the fourth quarters of 2017, 2016 and 2015, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. There were no impairments recognized in 2017, 2016 or 2015. The Relief From Royalty method utilized in our evaluation of the value of our trademarks requires a number of assumptions including the projected gross written premium base against which the royalty savings rate is applied, the size of the royalty rate to be applied, the discount rate and the terminal value (if any) of the trademarks at the end of the projection period.
Other specifically identified intangible assets with lives ranging from 7.0 to 27.5 years include relationships with customers and brokers. These intangible assets are amortized on a straight-line basis over their estimated useful lives. We evaluate intangible assets with definite lives for impairment when impairment indicators are noted that indicate that the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were reviewed for impairment during the fourth quarters of 2017, 2016 and 2015. There were no impairments recognized in 2017, 2016 or 2015.
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
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2017, 2016 and 2015, these adjustments were immaterial.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Judgments required in adopting this update may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has completed its evaluation of ASU 2014-09 and determined that adopting this standard will have no impact on reported fee income. The Company will adopt this ASU in the first quarter of 2018, with no cumulative effect of initially applying the update.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption on January 1, 2018, the Company expects to make a $4.7 million cumulative effect adjustment to increase retained earnings and reduce accumulated other comprehensive income.
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
Effective January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the years ended December 31, 2016 and 2015, net cash provided by operating activities increased by $3.2 million and $3.6 million, respectively, and net cash used in financing activities increased by $3.2 million and $3.6 million, respectively, for the adoption of ASU 2016-09. We have elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated income statement.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP delays the recognition of credit losses until it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU will be applied using the modified retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company has not yet completed the analysis of how adopting this ASU will affect Company’s financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows. The update addresses specific issues, including distributions received from equity method investees and the classification of cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the update will be applied using the retrospective transition method. The Company does not expect the adoption of this ASU will have a material impact on its statement of cash flows.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited to accumulated other comprehensive income. This ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of accumulated other comprehensive income and into retained earnings. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. As the adoption of ASU 2016-01 in 2018 will result in the reclassification of the entire unrealized balance on equity securities from accumulated other comprehensive income into retained earnings, only the stranded tax effects on the unrealized balances of our fixed income securities will be impacted by the adoption of ASU 2018-02 . The reclassification will result in a $710,000 decrease to the Company's retained earnings with a corresponding increase to accumulated other comprehensive income in the first quarter of 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes our results for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Gross written premiums	$1,081,905	$737,398	46.7%
Net retention(1)	70.9%	75.6%
Net written premiums	$766,626	$557,708	37.5%
Net earned premiums	$741,109	$515,663	43.7%
Losses and loss adjustment expenses	(555,377)	(325,421)	70.7%
Other operating expenses	(179,968)	(160,762)	11.9%
Underwriting profit(2), (3)	5,764	29,480	(80.4)%
Net investment income	61,119	52,638	16.1%
Net realized investment (losses) gains	(1,989)	7,565	—
Other income	361	295	22.4%
Other expenses	(539)	(1,590)	(66.1)%
Interest expense	(8,974)	(8,448)	6.2%
Amortization of intangible assets	(597)	(597)	—
Income before taxes	55,145	79,343	(30.5)%
Income tax expense	(11,579)	(4,872)	137.7%
Net income	$43,566	$74,471	(41.5)%
Adjusted net operating income	$47,385	$71,318	(33.6)%
Ratios:
Loss ratio	74.9%	63.1%
Expense ratio	24.3%	31.2%
Combined ratio	99.2%	94.3%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	See “—Reconciliation of Non-GAAP Measures” for further detail.

(3)	Underwriting profit includes fee income of $28.3 million and $14.2 million for the years ended December 31, 2017 and 2016, respectively.
We had an underwriting profit of $5.8 million for the year ended December 31, 2017. This compares to an underwriting profit of $29.5 million for the prior year. On a consolidated basis, the Company recognized $21.5 million of net unfavorable reserve development for the year ended December 31, 2017 and $23.7 million of net favorable reserve development for the year ended December 31, 2016.
The results for the years ended December 31, 2017 and 2016 included certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
$2.0 million of net realized investment losses and $7.6 million of net realized investment gains for the years ended December 31, 2017 and 2016, respectively. Net realized investment losses in 2017 were primarily from $4.0 million of impairment losses on one equity security and an increase in the allowance for credit losses on impaired bank loans, offset by realized gains of $1.3 million from the sale of bank loan participations, $328,000 from the sale of fixed maturity securities and $369,000 from the sale of equity securities. Net realized investment gains in 2016 include net realized gains from equity securities of $4.8 million and net realized gains from fixed maturity securities of $1.8 million.

•
$539,000 and $1.6 million of other expenses for the years ended December 31, 2017 and 2016, respectively. Other expenses for 2017 include $535,000 of legal and other professional services related to secondary share offerings in 2017. Other expenses for 2016 include $1.5 million of employee severance costs.

•
Interest expense for the years ended December 31, 2017 and 2016 include $1.3 million and $1.4 million, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us. See Note 1 to the Notes to the Audited Consolidated Financial Statements for additional information with respect to our minority interest.

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
Our income before taxes and net income for the years ended December 31, 2017 and 2016 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2017		2016
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$55,145	$43,566	$79,343	$74,471
Net realized investment losses (gains)	1,989	1,375	(7,565)	(5,207)
Other expenses	539	575	1,590	1,136
Dividend withholding taxes	—	1,053	—	—
Interest expense on leased building the Company is deemed to own for accounting purposes	1,256	816	1,412	918
Adjusted net operating income	$58,929	$47,385	$74,780	$71,318
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2017 was 99.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2017, the combined ratio included $21.5 million, or 2.9 percentage points, of adverse reserve development on direct and assumed business underwritten by the Company on prior accident years, including $20.0 million of adverse reserve development from the Excess and Surplus Lines segment and $4.2 million of adverse reserve development from the Casualty Reinsurance segment offset partially by $2.7 million of favorable reserve development from the Specialty Admitted Insurance segment. The combined ratio for the year ended December 31, 2017 also includes $6.9 million, or 0.9 percentage points, of catastrophe losses from Hurricanes Harvey, Irma, and Maria.
Our combined ratio for the year ended December 31, 2016 was 94.3%. It included $23.7 million, or 4.6 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $24.1 million of favorable reserve development from the Excess and Surplus Lines segment and $3.8 million of favorable development from the Specialty Admitted Insurance segment, partially offset by $4.2 million of adverse reserve development from the Casualty Reinsurance segment.
All of the Company’s U.S. domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate level of statutory capital and surplus. Additionally, through December 31, 2017, each of the Company’s U.S. domiciled insurance subsidiaries was a party to a quota share reinsurance agreement that ceded 70% of their premiums and losses to JRG Re. We report all segment information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

Expense Ratios
Our expense ratio was 24.3% and 31.2% for the years ended December 31, 2017 and 2016, respectively. The reduced expense ratio for 2017 reflects the 53.8% increase in the Excess and Surplus segment’s net earned premiums and an increase in fee income for the Company as a whole. Our Excess and Surplus Lines segment (our largest segment with 62.5% of consolidated net earned premiums for the year ended December 31, 2017) has significant scale and produces a lower expense ratio than our other operating segments. Fee income for the Company increased year over year from $14.2 million to $28.3 million, as we grew our fee business in both the Excess and Surplus Lines segment and the Specialty Admitted Insurance segment.
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
The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$530,120	$370,844	42.9%
Specialty Admitted Insurance	316,430	182,221	73.7%
Casualty Reinsurance	235,355	184,333	27.7%
	$1,081,905	$737,398	46.7%
Net written premiums:
Excess and Surplus Lines	$469,891	$316,922	48.3%
Specialty Admitted Insurance	60,957	55,803	9.2%
Casualty Reinsurance	235,778	184,983	27.5%
	$766,626	$557,708	37.5%
Net earned premiums:
Excess and Surplus Lines	$463,521	$301,404	53.8%
Specialty Admitted Insurance	68,110	52,281	30.3%
Casualty Reinsurance	209,478	161,978	29.3%
	$741,109	$515,663	43.7%
For the Excess and Surplus Lines segment (which represents 49.0% of our 2017 consolidated gross written premiums), gross written premiums for the year ended December 31, 2017 increased 42.9% over the prior year. Excess and Surplus Lines segment policy submissions, excluding commercial auto, were 8.5% higher and bound policies were 3.0% higher, which was partially offset by a 2.2% decrease in the average premium from $19,682 to $19,253. The gross written premiums increase was most notable in the following divisions within the Excess and Surplus Lines segment:

•
Commercial Auto division (representing 46.8% of this segment’s 2017 business) which increased $137.9 million (or 125.3%) over the prior year. This division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

•	Excess Casualty division (representing 9.7% of this segment’s 2017 business) which increased $7.6 million (or 17.4%) over the prior year.

•	Allied Health division (representing 3.6% of this segment’s 2017 business) which increased $4.8 million (or 33.1%) over the prior year.

•	Environmental division (representing 1.5% of this segment’s 2017 business) which increased $2.6 million (or 48.8%) over the prior year; and

•	Manufacturers and Contractors division (representing 16.2% of this segment’s 2017 business) which increased $2.4 million (or 2.9%) over the prior year.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 29.2% of our 2017 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Workers’ compensation premiums	$44,121	$39,627	11.3%
Specialty admitted fronting and program business	272,309	142,594	91.0%
Total	$316,430	$182,221	73.7%
A significant portion of the fronting and program business is ceded to third party reinsurers. As a result, our net written premium for this segment increased by less than our gross written premiums, increasing 9.2% and 24.2% for the years ended December 31, 2017 and 2016, respectively.
For the Casualty Reinsurance segment (which represents 21.8% of our 2017 consolidated gross written premiums), gross written premiums increased 27.7%, from $184.3 million for the year ended December 31, 2016 to $235.4 million for the year ended December 31, 2017. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, it is done with relatively low catastrophe sub-limits.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2017	2016
Excess and Surplus Lines	88.6%	85.5%
Specialty Admitted Insurance	19.3%	30.6%
Casualty Reinsurance	100.2%	100.4%
Total	70.9%	75.6%
The net premium retention for the Excess and Surplus Lines segment increased from 2016 to 2017 due to increased premium on our commercial auto business. We generally retain all of the premium written by the Commercial Auto division.
The net premium retention for the Specialty Admitted Insurance segment decreased from 2016 to 2017 as a result of growth in the segment's fronting and program business, which has much lower net premium retention than our workers’ compensation business. Fronting and program gross written premium grew 91.0% from December 31, 2016 to December 31, 2017. Net retention on the segment’s fronting and program business was 11.9% and 14.0%, respectively, for the years ended December 31, 2017 and 2016. The net retention on the workers’ compensation business was 64.8% and 90.3%, respectively, for the years ended December 31, 2017 and 2016. The significant decline in the net retention from the prior year is due to the 50% quota share reinsurance coverage purchased on this business effective October 1, 2017.
The net retention for the Casualty Reinsurance segment includes adjustments to the estimates of both gross and net written premiums from the prior year that caused this segment’s net premium retention to slightly exceed 100% in both periods.

Underwriting Results
The following table compares our combined ratios by segment:

	Year Ended December 31,
	2017	2016
Excess and Surplus Lines	93.6%	84.3%
Specialty Admitted Insurance	95.4%	94.5%
Casualty Reinsurance	100.8%	100.1%
Total	99.2%	94.3%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Gross written premiums	$530,120	$370,844	42.9%
Net written premiums	$469,891	$316,922	48.3%
Net earned premiums	$463,521	$301,404	53.8%
Losses and loss adjustment expenses	(371,717)	(188,768)	96.9%
Underwriting expenses	(62,111)	(65,401)	(5.0)%
Underwriting profit(1), (2)	$29,693	$47,235	(37.1)%
Ratios:
Loss ratio	80.2%	62.6%
Expense ratio	13.4%	21.7%
Combined ratio	93.6%	84.3%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include fee income of $17.0 million and $10.1 million for the years ended December 31, 2017 and 2016, respectively.
Combined Ratio.   The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2017 was 93.6%, comprised of a loss ratio of 80.2% and an expense ratio of 13.4%. The combined ratio of the Excess and Surplus Lines segment for the year ended December 31, 2016 was 84.3%, comprised of a loss ratio of 62.6% and an expense ratio of 21.7%.
Loss Ratio.   The loss ratio of 80.2% for the year ended December 31, 2017 includes $20.0 million, or 4.3 percentage points, of adverse development in our loss estimates for prior accident years. The adverse reserve development in this segment was almost entirely from one large commercial auto account in the 2016 accident year. The loss ratio for the year ended December 31, 2017 also includes $5.2 million of losses from Hurricanes Harvey, Irma, and Maria primarily related to property losses in Florida. The catastrophe losses represent 1.1 percentage points of loss ratio additions for the year. The loss ratio of 62.6% for the year ended December 31, 2016 includes $24.1 million, or 8.0 percentage points, of net favorable development in our loss estimates for prior accident years.
Expense Ratio.   The expense ratio decreased from 21.7% in 2016 to 13.4% in 2017. The decrease in the expense ratio is attributable to the 53.8% increase in net earned premiums as well as a decrease in the total amount of operating expenses. Additionally, fee income increased as a percentage of net earned premiums and contributed to a reduction in the expense ratio of 3.7 and 3.3 percentage points for the years ended December 31, 2017 and 2016, respectively.
The reduced expense ratio and higher loss ratio in this segment reflects an increase in the commercial auto premium as a percentage of the segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than our other business in the segment. Commercial auto made up 46.8% of the segment’s gross written premium for 2017 compared to 29.7% for 2016.
Underwriting Profit.   As a result of the items discussed above, underwriting profit of the Excess and Surplus Lines segment decreased by 37.1%, from $47.2 million for the year ended December 31, 2016 to $29.7 million for the year ended December 31, 2017.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Gross written premiums	$316,430	$182,221	73.7%
Net written premiums	$60,957	$55,803	9.2%
Net earned premiums	$68,110	$52,281	30.3%
Losses and loss adjustment expenses	(44,863)	(30,897)	45.2%
Underwriting expenses	(20,081)	(18,512)	8.5%
Underwriting profit(1), (2)	$3,166	$2,872	10.2%
Ratios:
Loss ratio	65.9%	59.1%
Expense ratio	29.5%	35.4%
Combined ratio	95.4%	94.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting profit includes fee income of $11.3 million and $4.2 million for the years ended December 31, 2017 and 2016, respectively.
Combined Ratio.   The combined ratio of the Specialty Admitted Insurance segment for the year ended December 31, 2017 was 95.4%, comprised of a loss ratio of 65.9% and an expense ratio of 29.5%. This compares to the combined ratio in the prior year of 94.5%, comprised of a loss ratio of 59.1% and an expense ratio of 35.4%.
Loss Ratio.   The loss ratio for the year ended December 31, 2017 of 65.9% included $2.7 million, or 4.0 percentage points of net favorable development on prior accident years. The loss ratio for the year ended December 31, 2016 of 59.1% included $3.8 million, or 7.3 percentage points of net favorable development on prior accident years. The favorable development in both 2017 and 2016 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected.
Expense Ratio.   The expense ratio of 29.5% for the year ended December 31, 2017 decreased from 35.4% in the prior year. The expense ratio declined in 2017 for this segment primarily due to a 30.3% increase in net earned premiums as the fronting and program business continued to achieve scale. Additionally, fee income reduced the Specialty Admitted Insurance segment's overall expense ratio 16.5 and 8.0 percentage points for the years ended December 31, 2017 and 2016, respectively.
Underwriting Profit.   As a result of the items discussed above, the underwriting profit improved from $2.9 million for the year ended December 31, 2016 to $3.2 million for the year ended December 31, 2017.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2017	2016	% Change
	($ in thousands)
Gross written premiums	$235,355	$184,333	27.7%
Net written premiums	$235,778	$184,983	27.5%
Net earned premiums	$209,478	$161,978	29.3%
Losses and loss adjustment expenses	(138,797)	(105,756)	31.2%
Underwriting expenses	(72,446)	(56,416)	28.4%
Underwriting loss(1)	$(1,765)	$(194)	809.8%
Ratios:
Loss ratio	66.3%	65.3%
Expense ratio	34.5%	34.8%
Combined ratio	100.8%	100.1%

(1)	Underwriting loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
Combined Ratio.   The combined ratio of the Casualty Reinsurance segment for the year ended December 31, 2017 was 100.8%, comprised of a loss ratio of 66.3% and an expense ratio of 34.5%. This compares to the combined ratio in the prior year of 100.1%, comprised of a loss ratio of 65.3% and an expense ratio of 34.8%.
Loss Ratio.   The loss ratio for the year ended December 31, 2017 of 66.3% included $4.2 million, or 2.0 percentage points, of adverse reserve development in our loss estimates for prior accident years. The loss ratio for the year ended December 31, 2017 also includes $1.8 million of losses from Hurricanes Harvey and Irma primarily related to nonstandard auto losses in Texas. These catastrophe losses represented 0.8 percentage points of loss ratio additions for the year. The loss ratio for the year ended December 31, 2016 of 65.3% included $4.2 million, or 2.6 percentage points, of adverse reserve development in our loss estimates for prior accident years.
Expense Ratio.   The expense ratio of the Casualty Reinsurance segment decreased from 34.8% for the year ended December 31, 2016 to 34.5% for the year ended December 31, 2017, as net earned premiums increased 29.3% in 2017 while underwriting expenses increased by 28.4%.
Underwriting Results.   As a result of the items discussed above, the underwriting loss for the Casualty Reinsurance segment for the year ended December 31, 2017 was $1.8 million compared to an underwriting loss of $194,000 for the year ended December 31, 2016.
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
For the years ended December 31, 2017 and 2016, the total operating expenses of the Corporate and Other segment were $25.3 million and $20.4 million, respectively. The increase in these expenses was primarily related to increases in stock compensation expense resulting from the options and restricted stock units granted in February 2017, increases in public company expenses and other professional service fees.
Investing Results
Net investment income was $61.1 million for the year ended December 31, 2017 compared to $52.6 million in the prior year. The change in our net investment income is as follows:

	Year Ended December 31,
	2017	2016	% Change
	(in thousands)
Renewable energy LLCs	$10,578	$3,480	204.0%
Other private investments	3,501	6,056	(42.2)%
Other invested assets	14,079	9,536	47.6%
All other net investment income	47,040	43,102	9.1%
Total net investment income	$61,119	$52,638	16.1%
The $8.5 million increase in net investment income year-over-year was largely driven by the performance of the Company’s renewable energy LLCs. Net investment income from renewable energy LLCs increased from $3.5 million for the year ended December 31, 2016 to $10.6 million for the year ended December 31, 2017. Excluding the private investments, our net investment income increased by $3.9 million over the prior year due to a 11.7% increase in our cash and invested assets from $1,442.1 million at December 31, 2016 to $1,611.1 million at December 31, 2017 and an increase in investment yield.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Fixed maturity securities	$26,833	$25,917
Bank loan participations	17,388	14,486
Equity securities	5,045	5,617
Other invested assets	14,079	9,536
Cash, cash equivalents, and short-term investments	1,708	824
Trading (losses) gains	(4)	18
Gross investment income	65,049	56,398
Investment expense	(3,930)	(3,760)
Net investment income	$61,119	$52,638
The following table summarizes our investment returns:

	Year Ended December 31,
	2017	2016
Annualized gross investment yield on:
Average cash and invested assets	4.3%	4.0%
Average fixed maturity securities	3.6%	3.5%
Of our total cash and invested assets of $1,611.1 million at December 31, 2017, $163.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,098.6 million, is comprised of fixed maturity and equity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $238.2 million of bank loan participations, $70.2 million of other invested assets, $36.8 million of short-term investments, and $3.8 million of fixed maturity securities classified as trading and held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our consolidated income statement.

The $238.2 million of bank loan participations are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt which are generally rated “BB,” “B,” or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2017 and 2016, the fair market value of these securities was $236.5 million and $203.1 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs managed by an affiliate of the Company’s largest shareholder, the D. E. Shaw Affiliates, generated investment income of $10.6 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively. These investments had a carrying value of $32.1 million at December 31, 2017. Investments in loans for renewable energy projects, primarily with the D. E. Shaw Affiliates, had investment income $526,000 and $450,000 for the years ended December 31, 2017 and 2016, respectively. In 2016, the Company received a $6.5 million repayment on one note. During 2015, the Company invested a total of $36.3 million in these notes and received repayments totaling $30.8 million. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from these partnerships was $2.6 million in 2017 compared to $5.3 million in 2016. Together, these limited partnerships had a carrying value of $26.4 million at December 31, 2017. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company affiliated with the Chairman and former Chief Executive Officer of the Company. Interest income from the notes was $343,000 for the years ended December 31, 2017 and 2016.
For the year ended December 31, 2017, the Company recognized net realized investment losses of $2.0 million. This net loss was made up of an increase in our bank loan credit allowance and an other than temporary impairment on an equity security, offset by net realized gains of $1.3 million from bank loan securities, $368,000 from equity securities, and $328,000 from fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that based on the severity and duration of the impairment associated with an equity security, the security had experienced an other-than-temporary impairment. Accordingly, the Company recorded an impairment loss of $1.5 million in 2017. Management concluded that none of the other equity securities with an unrealized loss at December 31, 2017 and 2016 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these other equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
At December 31, 2015, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with PREPA, a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. In June 2016, one of the loans was repaid in full at its scheduled maturity. Management concluded that the remaining loan was impaired at December 31, 2016. The loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000 at December 31, 2016. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Also in 2017, the devastation caused by Hurricane Maria on the island of Puerto Rico raised additional doubt about PREPA's ability to make payments to the issuer. The maturity of the remaining loan, originally scheduled for November 2017, was deferred until March 2018. Management established an allowance for credit losses of $759,000 to reduce the loan's carrying value to zero at both September 30, 2017 and December 31, 2017. The unpaid principal on the loan was $807,000 at December 31, 2017.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At December 31, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $7.9 million and an unrealized loss of $180,000. Management concluded that three of these loans were impaired as of December 31, 2017, and accordingly, an allowance for credit losses of $2.3 million was established on the loans. After recording this impairment, the loans had a carrying value of $4.6 million at December 31, 2017 and unpaid principal of $6.9 million. All of the other loans are current at December 31, 2017. At December 31, 2016, one loan was impaired with a carrying value of $1.6 million, unpaid principal of $2.2 million and an allowance for credit losses of $545,000.

Management also concluded that one non-energy sector loan was impaired at December 31, 2017. At December 31, 2017, the impaired loan had a carrying value of $561,000, unpaid principal of $706,000, and an allowance for credit losses of $145,000. At December 31, 2016, three non-energy sector loans were impaired with a total carrying value of $3.2 million, unpaid principal of $3.5 million, and an allowance for credit losses of $221,000.
The aggregate allowance for credit losses was $3.2 million at December 31, 2017 on five impaired loans with a total carrying value of $5.1 million and unpaid principal of $8.4 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on five impaired loans with a total carrying value of $6.5 million and unpaid principal of $7.6 million.
At December 31, 2017, our available-for-sale investment portfolio of fixed maturity and equity securities had net unrealized gains of $14.6 million representing 1.4% of the cost or amortized cost of the portfolio. Additionally, at December 31, 2017, 99.4% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized statistical rating organization at December 31, 2017 had an aggregate fair value of $6.5 million and an aggregate net unrealized gain of $305,000. The average duration of our investment portfolio was 3.5 years at December 31, 2017.
The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	December 31, 2017			December 31, 2016
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$139,382	$144,366	13.1%	$101,793	$105,841	10.4%
Residential mortgage-backed	160,379	158,661	14.4%	152,703	150,798	14.8%
Corporate	408,857	413,721	37.7%	379,727	378,448	37.2%
Commercial mortgage and asset-backed	182,595	182,611	16.6%	167,967	168,047	16.5%
Obligations of U.S. government corporations and agencies	35,948	35,847	3.3%	64,823	65,014	6.4%
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	78,874	7.2%	71,174	71,120	7.0%
Redeemable preferred stock	2,025	2,018	0.2%	2,025	1,809	0.2%
Total	1,008,662	1,016,098	92.5%	940,212	941,077	92.5%
Equity securities:
Preferred stock	59,102	66,281	6.0%	61,806	64,827	6.4%
Common stock	16,216	16,241	1.5%	12,747	11,574	1.1%
Total	75,318	82,522	7.5%	74,553	76,401	7.5%
Total investments	$1,083,980	$1,098,620	100.0%	$1,014,765	$1,017,478	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of December 31, 2017:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$185,202	18.2%
AA	405,296	39.7%
A	315,405	30.9%
BBB	107,473	10.5%
BB	1,611	0.2%
Below BB and unrated	4,919	0.5%
Total	$1,019,906	100.0%

At December 31, 2017, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $413.7 million. A summary of these securities by industry segment is shown below as of December 31, 2017:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$152,129	36.7%
Consumer Discretionary	74,829	18.1%
Financial	69,778	16.9%
Health Care	61,461	14.9%
Utilities	55,524	13.4%
Total	$413,721	100.0%
Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds is shown below as of December 31, 2017:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$384,812	93.0%
Privately placed	28,909	7.0%
Total	$413,721	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2017
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$66,852	$66,770	6.6%
After one year through five years	274,095	274,421	27.0%
After five years through ten years	195,333	195,995	19.3%
After ten years	127,383	135,622	13.3%
	663,663	672,808	66.2%
Residential mortgage-backed	160,379	158,661	15.6%
Commercial mortgage and asset-backed	182,595	182,611	18.0%
Redeemable preferred stock	2,025	2,018	0.2%
Total	$1,008,662	$1,016,098	100.0%
At December 31, 2017, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Other Expenses
Other expenses for the years ended December 31, 2017 and 2016 were $539,000 and $1.6 million, respectively. In 2017, these expenses include $535,000 of legal and other professional services related to secondary share offerings in 2017. In 2016, these expenses include $1.5 million of employee severance costs.
Interest Expense
Interest expense was $8.9 million and $8.4 million for the years ended December 31, 2017 and 2016, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.

Amortization of Intangibles
The Company recorded $597,000 of amortization of intangibles for each of the years ended December 31, 2017 and 2016, respectively.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2017 and 2016. No impairment was present for the years ended December 31, 2017 or 2016.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. In 2017, particularly, the Company experienced a higher proportion of U.S.-sourced income, increasing the effective tax rate for the year. For U.S.-sourced income, our U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represented 13.1% and 10.4% of our available-for-sale securities at December 31, 2017 and 2016, respectively), dividends received income, and excess tax benefits on share based compensation. For the years ended December 31, 2017 and 2016, our effective tax rate was 21.0% and 6.1%, respectively. Income taxes for 2017 included $1.1 million of U.S. withholding taxes on an intercompany dividend paid from the U.S. holding company to our U.K. intermediate holding company. Income taxes for 2017 also include a $3.5 million tax benefit as the U.S. net deferred tax liability was remeasured at 21%, down from 35% in prior periods, due to the enactment of Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the "Tax Act").
Financial results for 2017 reflect provisional amounts related to the December 2017 enactment of the Tax Act. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the Tax Act, anticipated guidance from the U.S. Department of the Treasury, and the potential for additional guidance from the Securities and Exchange Commission (SEC) or the Financial Accounting Standards Board, these estimates may be adjusted during 2018.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes our results for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$737,398	$572,194	28.9%
Net retention(1)	75.6%	82.3%
Net written premiums	$557,708	$471,032	18.4%
Net earned premiums	$515,663	$461,205	11.8%
Losses and loss adjustment expenses	(325,421)	(279,016)	16.6%
Other operating expenses	(160,762)	(154,620)	4.0%
Underwriting profit(2), (3)	29,480	27,569	6.9%
Net investment income	52,638	44,835	17.4%
Net realized investment gains (losses)	7,565	(4,547)	—
Other income	295	245	20.4%
Other expenses	(1,590)	(730)	117.8%
Interest expense	(8,448)	(6,999)	20.7%
Amortization of intangible assets	(597)	(597)	—
Income before taxes	79,343	59,776	32.7%
Income tax expense	(4,872)	(6,279)	(22.4)%
Net income	$74,471	$53,497	39.2%
Adjusted net operating income	$71,318	$61,090	16.7%
Ratios:
Loss ratio	63.1%	60.5%
Expense ratio	31.2%	33.5%
Combined ratio	94.3%	94.0%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	See “—Reconciliation of Non-GAAP Measures” for further detail.

(3)	Underwriting profit includes fee income of $14.2 million and $5.0 million for the year ended December 31, 2016 and 2015, respectively.
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
Our combined ratio for the year ended December 31, 2016 was 94.3%. It included $23.7 million, or 4.6 percentage points, of net favorable reserve development on direct and assumed business underwritten by the Company on prior accident years, including $24.1 million of favorable reserve development from the Excess and Surplus Lines segment and $3.8 million of favorable reserve development from the Specialty Admitted Insurance segment partially offset by $4.2 million of adverse development from the Casualty Reinsurance segment.
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

The components of the increase in gross written premiums for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Total workers’ compensation premium	$39,627	$35,969	10.2%
Specialty admitted fronting and program business	142,594	55,009	159.2%
Total	$182,221	$90,978	100.3%
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
Underwriting Results
The following table compares our combined ratios by segment:

	Year Ended December 31,
	2016	2015
Excess and Surplus Lines	84.3%	80.2%
Specialty Admitted Insurance	94.5%	97.5%
Casualty Reinsurance	100.1%	101.4%
Total	94.3%	94.0%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$370,844	$308,717	20.1%
Net written premiums	$316,922	$253,285	25.1%
Net earned premiums	$301,404	$240,878	25.1%
Losses and loss adjustment expenses	(188,768)	(131,221)	43.9%
Underwriting expenses	(65,401)	(62,050)	5.4%
Underwriting profit(1), (2)	$47,235	$47,607	(0.8)%
Ratios:
Loss ratio	62.6%	54.5%
Expense ratio	21.7%	25.8%
Combined ratio	84.3%	80.2%

(1)	See “—Reconciliation of Non-GAAP Measures.”

(2)	Underwriting results include fee income of $10.1 million and $3.2 million for the years ended December 31, 2016 and 2015, respectively.
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

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$182,221	$90,978	100.3%
Net written premiums	$55,803	$44,917	24.2%
Net earned premiums	$52,281	$42,206	23.9%
Losses and loss adjustment expenses	(30,897)	(25,623)	20.6%
Underwriting expenses	(18,512)	(15,509)	19.4%
Underwriting profit(1), (2)	$2,872	$1,074	167.4%
Ratios:
Loss ratio	59.1%	60.7%
Expense ratio	35.4%	36.7%
Combined ratio	94.5%	97.5%

(1)	See “—Reconciliation of Non-GAAP Measures.”

(2)	Underwriting profit includes fee income of $4.2 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.
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

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2016	2015	% Change
	($ in thousands)
Gross written premiums	$184,333	$172,499	6.9%
Net written premiums	$184,983	$172,830	7.0%
Net earned premiums	$161,978	$178,121	(9.1)%
Losses and loss adjustment expenses	(105,756)	(122,172)	(13.4)%
Underwriting expenses	(56,416)	(58,507)	(3.6)%
Underwriting profit (loss)(1)	$(194)	$(2,558)	(92.4)%
Ratios:
Loss ratio	65.3%	68.6%
Expense ratio	34.8%	32.8%
Combined ratio	100.1%	101.4%

(1)	See “—Reconciliation of Non-GAAP Measures.”
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
Interest Expense
Interest expense was $8.4 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior bank debt facility and trust preferred securities.

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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “U.S. Insurance Regulation—State Regulation” for additional information. Pursuant to Bermuda regulations, the maximum amount of dividend and return of capital available to be paid by a reinsurer is determined pursuant to a formula. See Item 1 “Regulation—Bermuda Insurance Regulation—Restrictions on Dividends and Distributions” for additional information. Under this formula, the maximum amount of dividends and return on capital available to us from JRG Re in 2018 is calculated to be approximately $102.3 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2018 without regulatory approval is $37.0 million.
At December 31, 2017, our Bermuda holding company had $2.8 million of cash and cash equivalent assets. At December 31, 2017, our U.S. holding company had $57.9 million of cash and invested assets, comprised of cash and cash equivalents of $6.1 million, fixed maturity securities of $3.8 million, other invested assets of $46.8 million, and short-term investments of $1.2 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2017.
Our net written premiums to surplus ratio (defined as net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. Our net written premiums to surplus ratio was 1.2x, 0.9x, and 0.8x for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at December 31, 2017:

•
A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2017, the Company had $98.5 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin of 1.5%, which is subject to change according to terms in the credit agreement. At December 31, 2017 and 2016, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.
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
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company was in compliance at December 31, 2017.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants which we are in compliance with at December 31, 2017. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes. At December 31, 2017, unsecured loans of $10.0 million and secured letters of credit totaling $6.9 million were outstanding under the facility.
On May 26, 2004, James River Group issued $15.0 million of unsecured, floating rate senior debentures (the “Senior Debt”), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a per annum rate of the three-month LIBOR on the Determination Date (as defined in the indenture) plus 3.85%. The Senior Debt is redeemable prior to its stated maturity in whole or in part, at the option of James River Group. The terms of the indenture generally provide that so long as the Senior Debt is outstanding, neither James River Group nor any of its subsidiaries may:

•	assume or permit to exist any indebtedness that is secured by any encumbrance on the capital stock of James River Group or any of its subsidiaries which is senior to the Senior Debt; or

•	issue, sell, transfer or otherwise dispose of any shares of, securities convertible into, or warrants, rights or options to subscribe for or purchase shares of, capital stock of any subsidiary.
James River Group is in compliance with all covenants of the indenture at December 31, 2017.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.
In 2017, we declared $50.6 million of dividends payable to our shareholders. These dividends (and the related $1.1 million of U.S. dividend withholding tax) were funded with a $20.0 million dividend that we received through our U.K. intermediate holding company and a $35.0 million dividend that we received from JRG Re.
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
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2017 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2017.
At December 31, 2017 and December 31, 2016, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 22.6% and 21.7%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2017, 2016, and 2015 our net premium retention was 70.9%, 75.6% and 82.3%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2017:

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

(2)
For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million. For policies where we also write an underlying primary casualty policy, the excess casualty limit is added to the primary limit and the retention remains the same at $1.0 million.

(3)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.
In our Excess and Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. In our Excess and Surplus Lines segment, we have a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.

We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon the modeling of our Excess and Surplus Lines segment, a $45.0 million gross catastrophe loss would exceed our 1 in 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Excess and Surplus Lines segment, we estimate our pre-tax cost at approximately $7.4 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business as well as fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $44.0 million in excess of $1.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2017:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 50% of the first $600,000.(1)(2) Excess of loss coverage for $29.4 million in excess of $600,000.(1)(2)
Workers’ Compensation – Program	Quota share coverage for 90.0% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.
Commercial Auto – 3 Programs	Quota share coverage that ranges between 75%-90% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 77.5% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 85.0% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $44.0 million in excess of $1.0 million.

(1)	Excluding one program which has quota share coverage for 90% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.

(2)	Includes individual risk expansion states and any residual market pools.
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure. In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At December 31, 2017, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At December 31, 2017, we had reinsurance recoverables on unpaid losses of $302.5 million and reinsurance recoverables on paid losses of $11.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2017:

Reinsurer	Reinsurance Recoverable as of December 31, 2017	A.M. Best Rating December 31, 2017
	(in thousands)
Swiss Reinsurance America Corporation	$88,755	A+
Berkley Insurance Company	37,834	A+
Safety National Casualty	23,783	A+
Mountain States Insurance Company	17,614	A
North Carolina Reinsurance Facility	16,284	Unrated(1)
Cincinnati Insurance Company	14,195	A+
Endurance Reinsurance Corporation of America	12,035	A+
Munich Reinsurance America	11,621	A+
American European Insurance Company	7,695	B(1)
Lloyds Syndicate Number 1458	6,654	A
Top 10 Total	236,470
Other	66,054
Total	$302,524

(1)	These reinsurers are unrated or below A-. All material reinsurance recoverable amounts from these reinsurers are collateralized.
Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At December 31, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $780.9 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Cash Flows
Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use the operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time. We have generated positive cash flow from operations in each of the three years ended December 31, 2017, 2016, and 2015. The following table summarizes our cash flows:

	Year Ended December 31,
	2017	2016		2015
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$207,816	$154,349	154,349	$119,971
Investing activities	(104,741)	(80,764)		(34,163)
Financing activities	(49,364)	(70,207)		(52,785)
Change in cash and cash equivalents	$53,711	$3,378		$33,023
Cash used in investing activities for all years presented reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 10.1%, 7.6% and 7.9% of total cash and invested assets at December 31, 2017, 2016 and 2015, respectively.
Cash used in financing activities is primarily due to the dividends to shareholders of $50.8 million in 2017, $66.0 million in 2016, and $47.4 million in 2015. In addition, we drew down an additional $10.0 million on an unsecured revolving credit facility in 2017 to fund a portion of the fourth quarter of 2017 dividends to shareholders.
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
Equity Awards
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $7.7 million, $5.5 million and $3.7 million, respectively, of share-based compensation expense. The amount of unrecognized share-based compensation expense to be recognized over the remaining weighted-average service period of 1.9 years at December 31, 2017 is $6.9 million.
In 2017, 898,218 options were exercised at a weighted average exercise price of $18.53 per share. In 2016, 496,550 options were exercised at a weighted average exercise price of $16.02 per share. In 2015, 1,047,500 options were exercised at a weighted average exercise price of $15.66 per share.
The Company granted 205,244, 706,203 and 10,627 non-qualified share options at an exercise price of $42.24, $32.07 and $24.32 per option during 2017, 2016 and 2015, respectively. In addition, 62,489 options with a weighted average exercise price of $30.80 per share, 33,039 options with a weighted average exercise price of $27.68 per share and 9,810 options with a weighted average exercise price of $21.00 per share were forfeited during 2017, 2016 and 2015, respectively.
The Company granted 137,034 restricted share units (“RSUs”) in February of 2017 and 60,291 RSUs in February 2016. These RSUs vest over one to three years.

Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2017:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,292,349	$400,892	$489,598	$188,788	$213,071
Long-term debt:
Senior debt	98,300	—	—	73,300	25,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	24,591	4,025	6,986	5,922	7,658
Interest on debt obligations	125,375	8,836	17,697	14,797	84,045
Financing obligations	30,310	1,191	2,455	2,554	4,069
Total	$1,674,980	$414,944	$516,736	$285,361	$437,898
The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. As more fully discussed in “—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses” above, the estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2017 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2017 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
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

The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income before U.S. federal income taxes for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$29,693	$47,235	$47,607
Specialty Admitted Insurance	3,166	2,872	1,074
Casualty Reinsurance	(1,765)	(194)	(2,558)
Total underwriting profit of the operating segments	31,094	49,913	46,123
Other operating expenses of the Corporate and Other segment	(25,330)	(20,433)	(18,554)
Underwriting profit(1)	5,764	29,480	27,569
Net investment income	61,119	52,638	44,835
Net realized investment (losses) gains	(1,989)	7,565	(4,547)
Other income	361	295	245
Other expenses	(539)	(1,590)	(730)
Interest expense	(8,974)	(8,448)	(6,999)
Amortization of intangible assets	(597)	(597)	(597)
Income before taxes	$55,145	$79,343	$59,776

(1)	Underwriting profit includes fee income of $28.3 million, $14.2 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Our income before taxes and net income for the years ended December 31, 2017, 2016 and 2015 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2017		2016		2015
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$55,145	$43,566	$79,343	$74,471	$59,776	$53,497
Net realized investment losses (gains)	1,989	1,375	(7,565)	(5,207)	4,547	4,090
Other expenses	539	575	1,590	1,136	730	574
Dividend withholding taxes	—	1,053	—	—	—	2,500
Interest expense on leased building the Company is deemed to own for accounting purposes	1,256	816	1,412	918	661	429
Adjusted net operating income	$58,929	$47,385	$74,780	$71,318	$65,714	$61,090

Tangible Equity and Tangible Equity per Share
One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Tangible equity before dividends increased 11.1% from $472.5 million at December 31, 2016 to $525.1 million at December 31, 2017, largely due to net income of $43.6 million and $9.2 million of unrealized gains, net of taxes, on available-for-sale securities. Tangible equity after dividends increased 0.4% from $472.5 million at December 31, 2016 to $474.5 million at December 31, 2017. Tangible equity per common share was $15.98 at December 31, 2017, net of $1.70 of dividends per share paid by the Company during 2017. The 2017 adjusted net operating income return on average tangible equity was 9.7%, which compares to 14.6% for the full year 2016.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2017, 2016 and 2015 and reconciles tangible equity to pre dividend tangible equity as of December 31, 2017:

	As of December 31,
	2017		2016		2015
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$694,699	$23.39	$693,221	$23.69	$681,038	$23.53
Less:
Goodwill	181,831	6.12	181,831	6.21	181,831	6.28
Intangible assets	38,334	1.29	38,931	1.33	39,528	1.37
Tangible equity	474,534	15.98	$472,459	$16.15	$459,679	$15.88
Dividends to shareholders for the year ended December 31, 2017	50,600	1.70
Pre dividend tangible equity	$525,134	$17.68

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 3.5 years at December 31, 2017, and fixed maturity securities in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2017. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2017
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,086,187	200 bp decrease	$1,189,917	9.6%
		100 bp decrease	1,137,237	4.7%
		100 bp increase	1,036,439	(4.6)%
		200 bp increase	989,299	(8.9)%
Bank Loan Participations	$236,532	200 bp decrease	$244,196	3.2%
		100 bp decrease	238,093	0.7%
		100 bp increase	235,988	(0.2)%
		200 bp increase	235,586	(0.4)%
Liabilities	$214,453	200 bp decrease	$223,222	4.1%
		100 bp decrease	215,458	0.5%
		100 bp increase	213,557	(0.4)%
		200 bp increase	212,757	(0.8)%

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
At December 31, 2017, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2017. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 34.1% (1995) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2017
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$82,522	35% increase	$111,405
		35% decrease	53,639

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2017. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
4.10
Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

4.11
Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

4.12
Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

Exhibit Number	Description
4.13
Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

4.14
Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+

4.15
Indenture, dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+

4.16
Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+

4.17
Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+

10.1
Amended and Restated Credit Agreement, dated as of December 7, 2016, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, and the financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 9, 2016, Commission File No. 001-36777)

10.2
First Amendment to Amended and Restated Credit Agreement, dated June 8, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent, and the financial institutions that are parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 13, 2017, Commission File No. 001-36777)

10.3
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-3677)

10.6
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-3677)

10.7
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.8
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

Exhibit Number	Description
10.11
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.12
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.13
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.14
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.16
James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.17
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.18
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.19
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20	Amended and Restated Employment Agreement, dated December 12, 2017, by and between James River Group Holdings, Ltd. and Robert P. Myron*
10.21
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.22	Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., James River Insurance Company, James River Management Company, Inc. and Richard Schmitzer *
10.23
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.24	Employment Agreement, dated April 3, 2012, by and among Steven Hartman and James River Group, Inc., Stonewood Insurance Company and Falls Lake Insurance Management Company, Inc.*
10.25	Amended and Restated Employment Agreement, dated January 17, 2018, by and among JRG Reinsurance, Ltd. and Dennis R. Johnson *
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

10.27
Separation and Release Agreement, dated November 14, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Gregg Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2016, Commission File No. 001-36777)*

10.28	Separation and Release Agreement, dated December 12, 2017, by and among James River Group Holdings, Ltd., James River Group, Inc., and J. Adam Abram*

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the SEC upon request.

Item 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Robert P. Myron	March 1, 2018
Robert P. Myron Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Robert P. Myron	Chief Executive Officer and Director	March 1, 2018
Robert P. Myron	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	March 1, 2018
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	March 1, 2018
Michael E. Crow

/s/ J. Adam Abram	Director, Non-Executive Chairman of the Board	March 1, 2018
J.Adam Abram

/s/ Janet Cowell	Director	March 1, 2018
Janet Cowell

/s/ Bryan Martin	Director	March 1, 2018
Bryan Martin

/s/ Jerry R. Masters	Director	March 1, 2018
Jerry R. Masters

/s/ Michael T. Oakes	Director	March 1, 2018
Michael T. Oakes

/s/ Ollie L. Sherman, Jr.	Director	March 1, 2018
Ollie L. Sherman, Jr.

/s/ David Zwillinger	Director	March 1, 2018
David Zwillinger

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Pittsburgh, Pennsylvania
March 1, 2018

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control over Financial Reporting
We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017 and related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2018

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2017 – $1,008,662; 2016 – $940,212)	$1,016,098	$941,077
Trading, at fair value (amortized cost: 2017 – $3,801; 2016 – $5,052)	3,808	5,063
Equity securities available-for-sale, at fair value (cost: 2017 – $75,318; 2016 – $74,553)	82,522	76,401
Bank loan participations held-for-investment, at amortized cost, net of allowance	238,214	203,526
Short-term investments	36,804	50,844
Other invested assets	70,208	55,419
Total invested assets	1,447,654	1,332,330
Cash and cash equivalents	163,495	109,784
Accrued investment income	8,381	7,246
Premiums receivable and agents’ balances, net	352,436	265,315
Reinsurance recoverable on unpaid losses	302,524	182,737
Reinsurance recoverable on paid losses	11,292	2,877
Prepaid reinsurance premiums	91,979	90,147
Deferred policy acquisition costs	72,365	64,789
Intangible assets, net	38,334	38,931
Goodwill	181,831	181,831
Income tax receivable	2,806	5,566
Other assets	83,598	64,980
Total assets	$2,756,695	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,292,349	$943,865
Unearned premiums	418,114	390,563
Payables to reinsurers	56,268	39,899
Senior debt	98,300	88,300
Junior subordinated debt	104,055	104,055
Accrued expenses	39,295	36,884
Deferred tax liabilities, net	5,247	2,902
Other liabilities	48,368	46,844
Total liabilities	2,061,996	1,653,312
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2017 and 2016: 29,696,682 and 29,257,566 shares issued and outstanding, respectively	6	6
Preferred Shares – 2017 and 2016: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	636,149	636,856
Retained earnings	48,198	55,232
Accumulated other comprehensive income	10,346	1,127
Total shareholders’ equity	694,699	693,221
Total liabilities and shareholders’ equity	$2,756,695	$2,346,533

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,081,905	$737,398	$572,194
Ceded written premiums	(315,279)	(179,690)	(101,162)
Net written premiums	766,626	557,708	471,032
Change in net unearned premiums	(25,517)	(42,045)	(9,827)
Net earned premiums	741,109	515,663	461,205
Net investment income	61,119	52,638	44,835
Net realized investment (losses) gains	(1,989)	7,565	(4,547)
Other income	17,386	10,361	3,428
Total revenues	817,625	586,227	504,921
Expenses:
Losses and loss adjustment expenses	555,377	325,421	279,016
Other operating expenses	196,993	170,828	157,803
Other expenses	539	1,590	730
Interest expense	8,974	8,448	6,999
Amortization of intangible assets	597	597	597
Total expenses	762,480	506,884	445,145
Income before income taxes	55,145	79,343	59,776
Income tax expense (benefit):
Current	11,943	(221)	5,357
Deferred	(364)	5,093	922
	11,579	4,872	6,279
Net income	$43,566	$74,471	$53,497
Other comprehensive income:
Net unrealized gains (losses), net of taxes of $2,707 in 2017, $(1,723) in 2016 and $(939) in 2015	9,219	(2,059)	(15,170)
Total comprehensive income	$52,785	$72,412	$38,327
Per share data:
Basic earnings per share	$1.48	$2.56	$1.87
Diluted earnings per share	$1.44	$2.49	$1.82
Dividend declared per share	$1.70	$2.25	$1.64
Weighted-average common shares outstanding:
Basic	29,461,717	29,063,075	28,662,051
Diluted	30,273,149	29,894,378	29,334,918

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2014	28,540,350	$6	$—	$628,236	$41,323	$18,356	$687,921
Net income	—	—	—	—	53,497	—	53,497
Other comprehensive loss	—	—	—	—	—	(15,170)	(15,170)
Dividends	—	—	—	—	(47,794)	—	(47,794)
Exercise of stock options and related excess tax benefits	341,264	—	—	(15)	—	—	(15)
Vesting of RSUs and related excess tax benefits	59,933	—	—	(1,136)	—	—	(1,136)
Compensation expense under share incentive plans	—	—	—	3,735	—	—	3,735
Balances at December 31, 2015	28,941,547	$6	$—	$630,820	$47,026	$3,186	$681,038
Net income	—	—	—	—	74,471	—	74,471
Other comprehensive loss	—	—	—	—	—	(2,059)	(2,059)
Dividends	—	—	—	—	(66,265)	—	(66,265)
Exercise of stock options and related excess tax benefits	260,672	—	—	1,536	—	—	1,536
Vesting of RSUs and related excess tax benefits	55,347	—	—	(992)	—	—	(992)
Compensation expense under share incentive plans	—	—	—	5,492	—	—	5,492
Balances at December 31, 2016	29,257,566	$6	$—	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	—	43,566	—	43,566
Other comprehensive income	—	—	—	—	—	9,219	9,219
Dividends	—	—	—	—	(50,600)	—	(50,600)
Exercise of stock options	358,967	—	—	(6,213)	—	—	(6,213)
Vesting of RSUs	80,149	—	—	(2,182)	—	—	(2,182)
Compensation expense under share incentive plans	—	—	—	7,688	—	—	7,688
Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net income	$43,566	$74,471	$53,497
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(123,577)	(105,659)	(98,302)
Amortization of policy acquisition costs	116,001	101,624	97,750
Net realized investment losses (gains)	1,989	(7,565)	4,547
Distributions from equity method investments	7,333	3,467	2,885
Income from equity method investments	(13,209)	(8,743)	(2,468)
Trading securities purchases, sales, and maturities, net	1,250	—	2,319
Deferred U.S. federal income tax (benefit) expense	(364)	5,093	922
Provision for depreciation and amortization	2,123	2,414	2,004
Share based compensation expense	7,688	5,492	3,735
Excess tax benefits from equity incentive plan transactions	(2,115)	3,191	3,580
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	348,484	158,543	69,026
Unearned premiums	27,551	89,459	23,525
Premiums receivable and agents’ balances	(87,121)	(88,630)	(14,158)
Reinsurance balances	(113,665)	(68,497)	(28,213)
Payable to insurance companies	445	(950)	4,170
Other	(8,563)	(9,361)	(4,848)
Net cash provided by operating activities	207,816	154,349	119,971
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(270,014)	(300,135)	(393,168)
Sales – fixed maturity securities	77,781	110,124	110,122
Maturities and calls – fixed maturity securities	121,890	135,472	122,791
Purchases – equity securities	(5,540)	(3,680)	(18,519)
Sales – equity securities	3,522	14,850	14,068
Bank loan participations:
Purchases	(240,799)	(156,638)	(109,107)
Sales	138,214	51,077	113,391
Maturities	69,740	97,097	37,388
Other invested assets:
Purchases	(8,913)	(2,365)	(52,663)
Return of capital	—	226	237
Disposals	—	—	1,374
Maturities and repayments	—	6,500	30,753
Securities receivable or payable, net	(2,525)	1,018	(2,104)
Short-term investments, net	14,040	(31,574)	112,586
Other	(2,137)	(2,736)	(1,312)
Net cash used in investing activities	(104,741)	(80,764)	(34,163)
Financing activities
Senior debt issuances	10,000	—	10,000
Senior debt repayments	—	—	(10,000)
Dividends paid	(50,832)	(65,988)	(47,405)
Issuances of common shares under equity incentive plans	1,708	2,260	1,730
Common share repurchases	(9,448)	(4,907)	(6,461)
Other financing activities	(792)	(1,572)	(649)
Net cash used in financing activities	(49,364)	(70,207)	(52,785)
Change in cash and cash equivalents	53,711	3,378	33,023
Cash and cash equivalents at beginning of year	109,784	106,406	73,383
Cash and cash equivalents at end of year	$163,495	$109,784	$106,406
Supplemental information
Income taxes paid (refunded), net	$9,848	$(59)	$(2,827)
Interest paid	$8,909	$8,121	$7,342
See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2017 or 2016.
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
Other Invested Assets
Other invested assets at December 31, 2017 and 2016 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment. For certain note agreements, original discounts and commitment fees received are recognized over the terms of the notes under the effective interest method.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. Receivables greater than 90 days past due were $2.6 million and $2.0 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts was $2.8 million and $2.1 million at December 31, 2017 and 2016, respectively. Bad debt expense was $1.0 million for the year ended December 31, 2017, $813,000 for the year ended December 31, 2016, and $1.1 million for the year ended December 31, 2015. Receivables written off against the allowance for doubtful accounts totaled $408,000 for the year ended December 31, 2017, $1.5 million for the year ended December 31, 2016, and $268,000 for the year ended December 31, 2015. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
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
The Company’s Specialty Admitted Insurance segment writes insurance under specialty admitted fronting and program arrangements. The fronting and program arrangements may contain contractual provisions that adjust acquisition expenses based upon loss experience under the contracts. The specialty admitted fronting and program arrangements are significantly reinsured. These reinsurance contracts may also contain provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected experience under the contracts.
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $17.0 million, $10.1 million, and $3.2 million is included in other income for the years ended December 31, 2017, 2016, and 2015, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
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
Years ended December 2017, 2016, and 2015

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
The Company utilizes various actuarially-accepted reserving methodologies in determining the continuum of expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment, and the commercial auto business in the Excess and Surplus Lines segment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $32.1 million and $27.1 million as of December 31, 2017 and 2016, respectively, representing the Company’s maximum exposure to loss.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common shares or common share equivalents were exercised or converted into common shares as calculated

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
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

	Net Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2017
Basic	$43,566	29,461,717	$1.48
Common share equivalents	—	811,432	(0.04)
Diluted	$43,566	30,273,149	$1.44
Year ended December 31, 2016
Basic	$74,471	29,063,075	$2.56
Common share equivalents	—	831,303	(0.07)
Diluted	$74,471	29,894,378	$2.49
Year ended December 31, 2015
Basic	$53,497	28,662,051	$1.87
Common share equivalents	—	672,867	(0.05)
Diluted	$53,497	29,334,918	$1.82
Common share equivalents relate to our stock options and restricted stock units (“RSUs”).
For the year ended December 31, 2017, common share equivalents of 174,380 shares are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive. For the years ended December 31, 2016 and 2015, all common share equivalents are dilutive.
Adopted Accounting Standards
Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the years ended December 31, 2016 and 2015, net cash provided by operating activities increased by $3.2 million and $3.6 million, respectively, and net cash used in financing activities increased by $3.2 million and $3.6 million, respectively, for the adoption of ASU 2016-09. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated income statements.
Prospective Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Judgments required in adopting this update may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

1.	Accounting Policies (continued)
performance obligation. ASU 2014-09 becomes effective for the Company during the first quarter of 2018 and must be applied retrospectively. The Company has completed its evaluation of ASU 2014-09 and determined that adopting this standard will have no impact on reported fee income. As part of this evaluation, the Company completed a review of its contracts and assessed the impact the new standard will have on its disclosures and internal controls. The Company will adopt this ASU in the first quarter of 2018, with no cumulative effect of initially applying the update.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Upon adoption on January 1, 2018, the Company expects to make a $4.7 million cumulative-effect adjustment to increase retained earnings and reduce accumulated other comprehensive income. Adoption of this ASU is not expected to have a material impact on the Company's financial position, cash flows, or total comprehensive income, but will have an impact on the Company's results of operations, as changes in fair value of equity instruments will be presented in net income rather than other comprehensive income.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited to accumulated other comprehensive income. This ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of accumulated other comprehensive income and into retained earnings. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. As the adoption of ASU 2016-01 in 2018 will result in the reclassification of the entire unrealized balance on equity securities from accumulated other comprehensive income into retained earnings, only the stranded tax effects on the unrealized balances of our fixed income securities will be impacted by the adoption of ASU 2018-02. The reclassification will result in a $710,000 decrease to the Company's retained earnings with a corresponding increase to accumulated other comprehensive income in the first quarter of 2018.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments
The Company's available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2017
Fixed maturity securities:
State and municipal	$139,382	$5,587	$(603)	$144,366
Residential mortgage-backed	160,379	723	(2,441)	158,661
Corporate	408,857	7,503	(2,639)	413,721
Commercial mortgage and asset-backed	182,595	714	(698)	182,611
Obligations of U.S. government corporations and agencies	35,948	—	(101)	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	37	(639)	78,874
Redeemable preferred stock	2,025	—	(7)	2,018
Total fixed maturity securities	1,008,662	14,564	(7,128)	1,016,098
Equity securities	75,318	7,830	(626)	82,522
Total investments available-for-sale	$1,083,980	$22,394	$(7,754)	$1,098,620
December 31, 2016
Fixed maturity securities:
State and municipal	$101,793	$5,032	$(984)	$105,841
Residential mortgage-backed	152,703	1,070	(2,975)	150,798
Corporate	379,727	4,382	(5,661)	378,448
Commercial mortgage and asset-backed	167,967	906	(826)	168,047
Obligations of U.S. government corporations and agencies	64,823	276	(85)	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,174	131	(185)	71,120
Redeemable preferred stock	2,025	—	(216)	1,809
Total fixed maturity securities	940,212	11,797	(10,932)	941,077
Equity securities	74,553	4,503	(2,655)	76,401
Total investments available-for-sale	$1,014,765	$16,300	$(13,587)	$1,017,478
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2017 are summarized, by contractual maturity, as follows:

	Amortized Cost	Fair Value
	(in thousands)
One year or less	$66,852	$66,770
After one year through five years	274,095	274,421
After five years through ten years	195,333	195,995
After ten years	127,383	135,622
Residential mortgage-backed	160,379	158,661
Commercial mortgage and asset-backed	182,595	182,611
Redeemable preferred stock	2,025	2,018
Total	$1,008,662	$1,016,098

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2017
Fixed maturity securities:
State and municipal	$40,117	$(318)	$10,662	$(285)	$50,779	$(603)
Residential mortgage-backed	50,447	(261)	84,193	(2,180)	134,640	(2,441)
Corporate	113,464	(846)	66,954	(1,793)	180,418	(2,639)
Commercial mortgage and asset-backed	53,965	(244)	25,299	(454)	79,264	(698)
Obligations of U.S. government corporations and agencies	3,024	(1)	32,154	(100)	35,178	(101)
U.S. Treasury securities and obligations guaranteed by the U.S. government	50,760	(430)	26,707	(209)	77,467	(639)
Redeemable preferred stock	2,018	(7)	—	—	2,018	(7)
Total fixed maturity securities	313,795	(2,107)	245,969	(5,021)	559,764	(7,128)
Equity securities	5,859	(65)	5,665	(561)	11,524	(626)
Total investments available-for-sale	$319,654	$(2,172)	$251,634	$(5,582)	$571,288	$(7,754)
December 31, 2016
Fixed maturity securities:
State and municipal	$28,398	$(984)	$—	$—	$28,398	$(984)
Residential mortgage-backed	93,242	(1,548)	32,330	(1,427)	125,572	(2,975)
Corporate	199,841	(4,212)	8,477	(1,449)	208,318	(5,661)
Commercial mortgage and asset-backed	47,990	(799)	7,195	(27)	55,185	(826)
Obligations of U.S. government corporations and agencies	50,573	(85)	—	—	50,573	(85)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,989	(185)	—	—	48,989	(185)
Redeemable preferred stock	1,809	(216)	—	—	1,809	(216)
Total fixed maturity securities	470,842	(8,029)	48,002	(2,903)	518,844	(10,932)
Equity securities	21,345	(1,071)	6,558	(1,584)	27,903	(2,655)
Total investments available-for-sale	$492,187	$(9,100)	$54,560	$(4,487)	$546,747	$(13,587)
The Company held securities of 166 issuers that were in an unrealized loss position at December 31, 2017 with a total fair value of $571.3 million and gross unrealized losses of $7.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)
At December 31, 2017, 99.4% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at December 31, 2017 had an aggregate fair value of $6.5 million and an aggregate net unrealized gain of $305,000.
The Company previously held two municipal bonds issued by the Commonwealth of Puerto Rico. Puerto Rico’s weak economic conditions and heavy debt burden heightened the risk of default on the bonds and management concluded that the bonds, which had been downgraded to below investment grade, were other-than-temporarily impaired. The Company recognized impairment losses of $660,000 on these bonds for the year ended December 31, 2015. The bonds were sold during the second quarter of 2015 and a net realized gain of $22,000 was recognized on the sales. Management concluded that none of the other fixed maturity securities with an unrealized loss at December 31, 2017, 2016, and 2015 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that based on the severity and duration of the impairment associated with an equity security, the security had experienced an other-than-temporary impairment at December 31, 2017. Accordingly, the Company recorded an impairment loss of $1.5 million in 2017. Management concluded that none of the other equity securities with an unrealized loss at December 31, 2017, 2016, and 2015 experienced an other-than-temporary impairment. Management has evaluated the near-term prospects of these other equity securities in relation to the severity and duration of the impairment, and management has the ability and intent to hold these securities until a recovery of their fair value.
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
At December 31, 2015, the Company held participations in two loans issued by companies that produce and supply power to Puerto Rico through power purchase agreements with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments was impacted by the economic conditions in Puerto Rico, thus raising doubt about the companies’ ability to meet the debt obligations held by the Company. Management concluded that the loans were impaired at December 31, 2015 and established an allowance for credit losses on the loans of $414,000. After recording this impairment, the loans had a carrying value of $3.9 million at December 31, 2015 and unpaid principal of $4.6 million. In June 2016, one of the loans was repaid in full at its scheduled maturity. Management concluded that the remaining loan was still impaired at December 31, 2016. The loan had a carrying value of $1.7 million, unpaid principal of $2.0 million, and an allowance for credit losses of $177,000 at December 31, 2016. In July 2017, PREPA filed a petition for relief in U.S. District Court under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Also in 2017, the devastation caused by Hurricane Maria on the island of Puerto Rico raised additional doubt about PREPA's ability to make payments to the issuer. The maturity of the remaining loan, originally scheduled for November 2017, was deferred until March 2018. Management established an allowance for credit losses of $759,000 to reduce the loan's carrying value to zero at both September 30, 2017 and December 31, 2017. The unpaid principal on the loan was $807,000 at December 31, 2017.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans have been impacted by declining energy prices. At December 31, 2017, the Company’s oil and gas exposure in the bank loan portfolio was in four loans with a carrying value of $7.9 million and unrealized losses of $180,000. Management concluded that three of these loans were impaired as of December 31, 2017, and accordingly, an allowance for credit losses of $2.3 million was established on the loans. After recording this impairment, the loans had a carrying value of $4.6 million at December 31, 2017 and unpaid principal of $6.9 million. All of the other loans are current at December 31, 2017. At December 31, 2016, one loan in the energy sector was impaired with a carrying value of $1.6 million, unpaid principal of $2.2 million and an allowance for credit losses of $545,000. At December 31, 2015, two loans in the energy sector were impaired with a carrying value of $1.7 million, unpaid principal of $5.8 million and an allowance for credit losses of $3.9 million.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)
Management also concluded that one non-energy sector loan was impaired at December 31, 2017. At December 31, 2017, the impaired loan had a carrying value of $561,000, unpaid principal of $706,000, and an allowance for credit losses of $145,000. At December 31, 2016, three non-energy sector loans were impaired with a total carrying value of $3.2 million, unpaid principal of $3.5 million, and an allowance for credit losses of $221,000. At December 31, 2015, one non-energy sector loan was impaired with a carrying value of $689,000, unpaid principal of $722,000, and an allowance for credit losses of $34,000.
The aggregate allowance for credit losses was $3.2 million at December 31, 2017 on five impaired loans with a total carrying value of $5.1 million and unpaid principal of $8.4 million. At December 31, 2016, the aggregate allowance for credit losses was $943,000 on five impaired loans with a total carrying value of $6.5 million and unpaid principal of $7.6 million. At December 31, 2015, the aggregate allowance for credit losses was $4.3 million on five impaired loans with a total carrying value of $6.3 million and unpaid principal of $11.1 million.
The average recorded investment in impaired bank loans was $5.8 million, $6.4 million, and $6.7 million, during the years ended December 31, 2017, 2016, and 2015, respectively, and investment income of $300,000, $297,000, and $229,000, was recognized during the time that the loans were impaired. The Company recorded realized losses of $2.4 million, realized gains of $415,000, and realized losses of $3.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2017, unamortized discounts on bank loan participations were $1.1 million, and unamortized premiums were $3,000. At December 31, 2016, unamortized discounts on bank loan participations were $2.9 million, and unamortized premiums were $14,000.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Fixed maturity securities	$26,833	$25,917	$24,178
Bank loan participations	17,388	14,486	13,432
Equity securities	5,045	5,617	4,444
Other invested assets	14,079	9,536	5,947
Cash, cash equivalents, short-term investments, and other	1,708	824	672
Trading gains (losses)	(4)	18	(9)
Gross investment income	65,049	56,398	48,664
Investment expense	(3,930)	(3,760)	(3,829)
Net investment income	$61,119	$52,638	$44,835

Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the year ended December 31, 2017 included $4,000 of net trading losses, all of which related to securities still held at December 31, 2017. Net investment income for the year ended December 31, 2016 included $18,000 of net trading gains, all of which related to securities still held at December 31, 2016. Net investment income for the year ended December 31, 2015 included $9,000 of net trading losses of which $7,000 of net trading losses related to securities still held at December 31, 2015.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)
The Company’s realized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Fixed maturity securities:
Gross realized gains	$840	$1,916	$2,197
Gross realized losses	(512)	(106)	(826)
	328	1,810	1,371
Equity securities:
Gross realized gains	429	4,761	1,041
Gross realized losses	(1,591)	—	(10)
	(1,162)	4,761	1,031
Bank loan participations:
Gross realized gains	2,407	2,827	1,269
Gross realized losses	(3,557)	(1,832)	(8,258)
	(1,150)	995	(6,989)
Short-term investments and other:
Gross realized gains	1	3	54
Gross realized losses	(6)	(4)	(14)
	(5)	(1)	40
Total	$(1,989)	$7,565	$(4,547)
The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$6,571	$(1,350)	$(16,832)
Equity securities	5,356	(2,433)	724
Total	$11,927	$(3,783)	$(16,108)

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
			Year Ended December 31,
	December 31,
	2017	2016	2017	2016	2015
	(in thousands)		(in thousands)
Category:
Renewable energy LLCs(a)	$32,063	$27,067	$10,578	$3,480	$3,936
Renewable energy notes receivable(b)	7,278	—	526	450	3,136
Limited partnerships(c)	26,367	23,852	2,632	5,263	(1,468)
Bank holding companies(d)	4,500	4,500	343	343	343
Total other invested assets	$70,208	$55,419	$14,079	$9,536	$5,947

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $5.6 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. In 2017, the Company invested $7.3 million in a note with an affiliate of the Company's largest shareholder. Interest on the note, which matures in 2021, is fixed at 15%. The Company is committed to investing another $1.5 million in the note and commitment fees of 2.5% are earned on the unfunded commitment. Interest income on the note was $526,000 for the year ended December 31, 2017. In 2016, the outstanding balance of a $6.5 million note was fully repaid. Income prior to repayment of the note was $450,000 for the year ended December 31, 2016. During the year ended December 31, 2015, the Company invested a total of $36.3 million in these notes and received maturities and repayments totaling $30.8 million.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships of $3.0 million and $2.6 million at December 31, 2017 and 2016, and recognized investment income of $394,000 and $455,000 and investment losses of $510,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Chairman and Chief Executive Officer of the Company is an investor in one limited partnership held by the Corporate and Other segment. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $23.4 million and $21.2 million at December 31, 2017 and 2016, respectively. Investment income of $2.2 million and $4.8 million and investment losses of $958,000 were recognized on the investments for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in a limited partnership that invests in loans of middle market private equity sponsored companies and another $5.0 million in a limited partnership that invests in tranches of distressed home loans. The Chairman and former Chief Executive Officer of the Company and one of the Company's directors are investors in one limited partnership held by the Excess and Surplus Lines segment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

2.	Investments (continued)

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature in 2023, is fixed at 7.6% per annum. Interest income on the notes was $343,000 in each of the years ended December 31, 2017, 2016 and 2015. The Company's Chairman and former Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors is a former investor in the bank holding company and is currently a lender to the bank holding company.

The Company previously held common shares issued by the bank holding company. The shares were carried as available for-sale equity securities. Dividend income of $299,000 and $66,000 was recorded on the shares for the years ended December 31, 2016 and 2015, respectively. Realized investment gains of $409,000 and $3.6 million were recognized on the sale of the common shares for the years ended December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $4.7 million at December 31, 2017, is classified as an available-for-sale fixed maturity.
The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2018, is carried as a short-term investment. Interest income of $3,000, $4,000 and $5,000 was recognized on this investment for the years ended December 31, 2017, 2016, 2015, respectively.
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
The Company maintains fixed maturity securities, short-term investments, and cash and cash equivalents amounting to $472.0 million at December 31, 2017 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2017 and 2016, investments with a fair value of $16.5 million and $16.4 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2017, the Company held no investments in securitizations of alternative-A mortgages or sub-prime mortgages.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

3.	Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of period	$64,789	$60,754	$60,202
Policy acquisition costs deferred:
Commissions	107,387	92,736	90,342
Underwriting and other issue expenses	16,190	12,923	7,960
	123,577	105,659	98,302
Amortization of policy acquisition costs	(116,001)	(101,624)	(97,750)
Net change	7,576	4,035	552
Balance at end of period	$72,365	$64,789	$60,754

4.	Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2017, 2016 and 2015 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2017 and 2016 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2017 and 2016. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2017, 2016 and 2015, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for customer and broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no impairments recognized in 2017, 2016, or 2015.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2017		2016
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,641	11,611	4,044
Identifiable intangible assets subject to amortization		11,611	4,641	11,611	4,044
		$42,975	$4,641	$42,975	$4,044

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

4.	Goodwill and Intangible Assets (continued)
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2017 is as follows (in thousands):

2018	$597
2019	597
2020	538
2021	363
2022	363
Thereafter	4,512
Total	$6,970
The table below summarizes the changes in the net carrying values of intangible assets by segment for 2017:

	December 31, 2016			December 31, 2017
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	6,689	(362)	—	6,327
	31,289	(362)	—	30,927
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	877	(235)	—	642
	7,642	(235)	—	7,407
Total identifiable intangible assets	$38,931	$(597)	$—	$38,334

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2016:

	December 31, 2015			December 31, 2016
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	7,051	(362)	—	6,689
	31,651	(362)	—	31,289
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	—	4,265
Broker relationships	1,112	(235)	—	877
	7,877	(235)	—	7,642
Total identifiable intangible assets	$39,528	$(597)	$—	$38,931

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

4.	Goodwill and Intangible Assets (continued)
Amortization of intangible assets was $362,000 for the Excess and Surplus Lines segment and $235,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2015.

5.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation, consists of the following:

	December 31,
	2017	2016
	(in thousands)
Building, leased for which the Company has been deemed the owner for accounting purposes (Note 21)	$30,902	$30,902
Electronic data processing hardware and software	6,156	4,460
Furniture and equipment	2,659	2,706
Property and equipment, cost basis	39,717	38,068
Accumulated depreciation	(14,716)	(13,388)
Property and equipment, net	$25,001	$24,680

6.	Reserve for Losses and Loss Adjustment Expenses
In establishing the reserve for losses and loss adjustment expenses, the Company’s internal actuaries estimate an initial expected ultimate loss ratio for each of our lines of business by accident year (or for our Casualty Reinsurance segment, on a contract by contract basis). Input from the Company’s underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by the Company’s internal actuaries in estimating the initial expected loss ratios. The Company’s internal actuaries generally utilize five actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These five methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
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
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$761,128	$653,534	$589,042
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	533,905	349,137	295,334
Prior years	21,472	(23,716)	(16,318)
Total incurred losses and loss and adjustment expenses	555,377	325,421	279,016
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	103,205	39,473	31,957
Prior years	223,475	178,354	182,567
Total loss and loss adjustment expense payments	326,680	217,827	214,524
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	989,825	761,128	653,534
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	302,524	182,737	131,788
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,292,349	$943,865	$785,322
The foregoing reconciliation shows that $21.5 million of adverse development was experienced in 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This adverse reserve development included $20.0 million of adverse development in the Excess and Surplus Lines segment, including $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with one insured. The adverse development for commercial auto was partially offset by favorable development of $18.6 million in other Excess and Surplus Lines underwriting divisions primarily from the 2014 through 2016 accident years. This favorable development occurred because our actuarial studies at December 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business excluding commercial auto continues to be below our initial expected ultimate loss ratios. The Company also experienced $2.7 million of favorable development on prior accident years in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2015, as losses on our workers’ compensation business written prior to 2016 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $4.2 million of adverse development on prior accident years primarily from two contracts from 2010 through 2013 that had higher than expected reported losses in 2017.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
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
The foregoing reconciliation shows that a $16.3 million redundancy developed in 2015 on the reserve for losses and loss adjustment expenses held at December 31, 2014. This favorable reserve development included $25.4 million of favorable development in the Excess and Surplus Lines segment. The Excess and Surplus Lines segment favorable development included $17.3 million of favorable development from the 2014 accident year and $10.5 million of favorable development from the 2013 accident year. This favorable development occurred because our actuarial studies at December 31, 2015 for the Excess and Surplus Lines segment indicated that our loss experience for our our shorter-tailed general casualty division book for the 2014 accident year is below our initial expected ultimate loss ratios. The actuarial studies at December 31, 2015 also showed that the experience on our other casualty business continues to be below our initial expected ultimate loss ratios. Favorable reserve development written in the Specialty Admitted Insurance segment was $3.5 million and primarily came from accident years 2011 through 2013, as losses on our workers’ compensation business written prior to 2014 continued to develop more favorably than we had anticipated. In addition, $12.6 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from three reinsurers principally in the 2011, 2012, and 2013 underwriting years that experienced higher loss development in 2015 than expected.
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2017 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto and commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2016 and prior is presented as unaudited supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$120,760	$119,736	$116,817	$112,227	$107,927	$102,122	$99,169	$98,765	$96,687	$95,930
2009		114,834	110,783	106,480	98,502	86,691	81,764	83,431	83,846	85,470
2010			78,424	80,569	78,117	73,035	69,080	69,964	70,294	70,913
2011				111,190	119,927	114,473	106,564	106,381	106,130	106,643
2012					97,908	98,672	97,829	96,497	97,306	99,619
2013						96,729	96,064	85,433	81,009	82,830
2014							114,942	104,092	90,267	82,232
2015								126,443	113,417	104,847
2016									138,507	125,093
2017										144,349
Total										$997,926

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

2008	$16,922	$35,228	$53,566	$69,585	$80,385	$83,937	$87,630	$91,750	$91,768	$92,332
2009		29,860	41,687	51,731	61,548	67,293	71,245	76,091	79,014	81,496
2010			13,673	26,418	35,812	45,641	52,071	57,371	61,307	64,214
2011				27,684	53,109	72,732	81,696	90,884	94,998	98,684
2012					6,944	33,757	49,604	63,216	74,869	82,545
2013						3,867	14,509	30,382	44,421	59,641
2014							3,412	16,969	28,212	43,891
2015								4,048	17,164	34,801
2016									5,180	22,852
2017										5,290
Total										$585,746
All outstanding losses and loss adjustment expenses prior to 2008, net of reinsurance										$9,033
Total outstanding losses and loss adjustment expenses, net of reinsurance										$421,213
Excess and Surplus Lines — Commercial Auto
Incurred losses and adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017
2013	$1,255	$1,300	$1,451	$1,351	$1,301
2014		20,487	14,071	17,233	18,953
2015			30,109	33,113	35,149
2016				74,340	109,286
2017					207,355
Total					$372,044
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017
2013	$60	$1,182	$1,285	$1,291	$1,275
2014		6,166	8,645	12,679	16,359
2015			8,356	15,234	24,282
2016				18,295	54,054
2017					41,467
Total					$137,437
Total outstanding losses and loss adjustment expenses, net of reinsurance					$234,607

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
Specialty Admitted — Individual Risk Workers’ Compensation
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$37,602	$36,641	$38,654	$38,807	$40,330	$40,552	$39,321	$39,320	$39,131	$39,001
2009		28,691	28,526	27,535	28,116	27,795	26,171	26,169	26,232	26,194
2010			27,209	28,736	30,464	30,373	28,963	28,938	27,590	27,098
2011				37,834	41,421	40,154	38,999	38,311	37,455	36,594
2012					32,116	32,420	31,490	29,689	28,255	28,174
2013						12,525	13,668	12,786	11,578	10,907
2014							16,638	16,652	14,620	13,890
2015								20,938	21,274	19,741
2016									21,678	20,299
2017										24,869
Total										$246,767
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$10,479	$22,664	$28,436	$31,432	$33,885	$36,778	$37,905	$37,933	$37,965	$37,976
2009		7,277	16,945	21,095	22,646	24,231	24,192	24,350	24,418	25,660
2010			7,157	16,245	21,805	23,898	25,210	25,477	26,345	26,352
2011				10,123	23,127	29,021	33,204	34,240	34,287	34,334
2012					9,222	20,308	24,755	26,435	26,897	26,932
2013						4,487	8,723	9,846	10,246	10,263
2014							4,633	10,648	12,041	12,236
2015								6,604	13,285	15,118
2016									4,664	10,227
2017										6,546
Total										$205,644
All outstanding losses and loss adjustment expenses prior to 2008, net of reinsurance										$357
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$4,830
Total outstanding losses and loss adjustment expenses, net of reinsurance										$46,310
Specialty Admitted — Fronting and Programs
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017
2013	$104	$80	$52	$52	$52
2014		3,460	3,468	3,818	3,425
2015			7,136	9,632	9,358
2016				11,542	15,670
2017					21,229
Total					$49,734

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017
2013	$28	$52	$52	$52	$52
2014		883	1,687	2,369	2,728
2015			2,058	4,666	6,165
2016				1,894	5,123
2017					1,223
Total					$15,291
Total outstanding losses and loss adjustment expenses, net of reinsurance					$34,443
Casualty Reinsurance
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$1,418	$3,215	$2,897	$2,859	$3,199	$3,473	$3,462	$3,467	$3,470	$3,488
2009		34,587	28,244	24,125	26,458	27,078	27,116	26,989	26,931	26,980
2010			64,413	60,476	61,068	62,714	61,344	60,949	60,978	61,619
2011				114,908	103,123	97,366	97,812	98,993	99,282	101,276
2012					148,251	132,388	131,281	135,594	136,813	139,978
2013						133,230	130,361	131,352	134,446	137,801
2014							118,881	115,927	114,636	116,981
2015								119,157	108,870	108,699
2016									112,759	105,533
2017										134,628
Total										$936,983
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$320	$616	$999	$1,595	$2,087	$2,478	$2,706	$2,929	$3,029	$3,074
2009		6,487	9,926	12,956	16,466	19,672	21,646	23,024	23,796	24,649
2010			21,918	31,500	38,430	44,921	49,263	52,761	54,659	57,013
2011				48,688	61,922	68,616	78,164	87,267	90,287	94,627
2012					73,124	81,859	97,215	113,943	121,026	128,567
2013						59,756	75,094	93,902	108,396	119,256
2014							41,421	58,601	76,302	89,899
2015								40,021	53,986	68,002
2016									36,268	50,905
2017										47,739
Total										$683,731
Total outstanding losses and loss adjustment expenses, net of reinsurance										$253,252

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2017 is as follows (in thousands):

E&S – excluding commercial auto	$421,213
E&S – commercial auto	234,607
Specialty Admitted – individual risk workers’ compensation	46,310
Specialty Admitted – fronting and programs	34,443
Casualty Reinsurance	253,252
Net reserve for losses and loss adjustment expenses	989,825
Reinsurance recoverables on unpaid losses	302,524
Gross reserve for losses and loss adjustment expenses	$1,292,349
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, for the Excess and Surplus Lines segment and the Specialty Admitted Insurance segments as of December 31, 2017. The Specialty Admitted Insurance segment’s first full year of writing fronting and programs business was 2014, so the average annual percentage payouts for fronting and programs only shows four years of payout information.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	10.3%	16.6%	17.1%	17.5%	14.4%	7.7%	5.5%	3.3%	2.5%	1.1%
E&S – commercial auto	21.6%	40.4%	15.1%	13.9%	7.1%
Specialty Admitted – individual risk workers’ compensation	28.0%	32.7%	13.6%	6.1%	3.4%	1.4%	1.0%	0.1%	0.5%	0.0%
Specialty Admitted – fronting and programs	12.2%	13.4%	4.4%	0.7%
Casualty Reinsurance	28.8%	21.1%	14.8%	10.3%	7.3%	5.0%	3.5%	2.4%	1.7%	1.3%
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
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2008	$87,112	$3,169	2,283
2009	58,371	2,831	1,677
2010	60,883	3,563	1,367
2011	55,514	5,834	1,443
2012	82,142	8,692	1,725
2013	82,830	14,382	2,223
2014	82,232	23,241	2,024
2015	104,847	46,275	2,292
2016	125,093	77,940	2,468
2017	144,349	123,432	2,052
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,301	$26	54
2014	18,953	791	7,748
2015	35,149	5,098	41,640
2016	109,286	20,321	87,920
2017	207,355	105,097	125,863
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2008	$39,001	$663	2,012
2009	26,194	534	1,490
2010	27,098	700	1,604
2011	36,594	1,632	1,814
2012	28,174	809	1,323
2013	10,907	502	540
2014	13,890	1,506	850
2015	19,741	3,431	975
2016	20,299	6,409	831
2017	24,803	4,617	1,036

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

6.	Reserve for Losses and Loss Adjustment Expenses (continued)
Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	22
2014	3,041	384	857
2015	8,081	1,277	1,347
2016	12,050	3,620	2,730
2017	8,523	12,706	5,421
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure.

7.	Reinsurance
The Company remains liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, the Company is subject to credit risk with regard to insurance companies who act as reinsurers for the Company in such arrangements. The Company customarily requires a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2017, the Company had reinsurance recoverables on unpaid losses of $302.5 million and reinsurance recoverables on paid losses of $11.3 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement.
At December 31, 2017, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $88.8 million, $37.8 million, and $23.8 million, representing 49.7% of the total balance.
At December 31, 2017, prepaid reinsurance premiums ceded to three reinsurers totaled $27.9 million, $11.2 million, and $10.9 million, representing 54.3% of the total balance.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

7.	Reinsurance (continued)
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Written premiums:
Direct	$843,719	$549,700	$395,816
Assumed	238,186	187,698	176,378
Ceded	(315,279)	(179,690)	(101,162)
Net	$766,626	$557,708	$471,032
Earned premiums:
Direct	$842,182	$483,166	$367,340
Assumed	173,472	164,771	181,326
Ceded	(274,545)	(132,274)	(87,461)
Net	$741,109	$515,663	$461,205
Losses and loss adjustment expenses:
Direct	$626,318	$314,920	$201,755
Assumed	142,818	108,029	127,276
Ceded	(213,759)	(97,528)	(50,015)
Net	$555,377	$325,421	$279,016

8.	Senior Debt
The Company’s $215.0 million senior revolving credit facility (the “Facility”) is comprised of the following:

•
A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2017, the Company had $98.5 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin of 1.5%, which is subject to change according to terms in the credit agreement. At December 31, 2017 and 2016, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

James River Group Holdings, Ltd. and JRG Re are borrowers on the Facility. On December 7, 2016, the Company entered into an Amended and Restated Credit Agreement for the Facility which, among other things, extended the maturity date of the Facility until December 7, 2021 and modified other terms including reducing the rate of interest and reducing the number of financial covenants. On June 8, 2017, the Company amended the credit agreement to, among other things, increase the amount of additional debt which the Company may incur under new financings, adjust the amount of capital that the Company may invest in merger and acquisition activity, and exclude hybrid securities from inclusion of consolidated debt up to a specified maximum.
A subsidiary of a bank holding company is one of the lenders for the Facility, with a $25.0 million commitment allocation on the total $215.0 million Facility. The Company's Chairman and Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors is a former investor in the bank holding company and is currently a lender to the bank holding company.
The Company is in compliance with all financial and other covenants of the Facility, as contained in the Amended and Restated Credit Agreement, as amended, at December 31, 2017.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re (together with the Company, the “Borrowers”), entered into a new credit agreement. The credit agreement provides the Borrowers with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at Borrowers’ option, on a secured or

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

8.	Senior Debt (continued)
unsecured basis. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. The Borrowers’ obligations under the credit agreement will mature on the date which is 30 days after notice from the lender terminating the availability period. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2017, unsecured loans of $10.0 million and secured letters of credit totaling $6.9 million were outstanding under the facility. The credit agreement contains certain financial and other covenants which the Company is in compliance with at December 31, 2017.
In order to secure borrowings and letters of credit made or issued under the secured portion of the revolving line of credit, JRG Re entered into a pledge and security agreement on August 2, 2017 with the lender, pursuant to which JRG Re will pledge certain investment securities. In the event the Company elects to pledge investment securities as collateral for the secured portion of the revolving credit facility, the Company will enter into a similar pledge and security agreement.
The lender under the credit agreement and its affiliate is a joint lead arranger under the Company’s Amended and Restated Credit Agreement dated as of December 7, 2016, as amended, and its affiliate was also an underwriter in the December 2014 initial public offering of the Company’s common shares.
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
The terms of the indenture generally provide that so long as the Senior Debt is outstanding, neither James River Group nor any of its subsidiaries may:

•	assume or permit to exist any indebtedness that is secured by any encumbrance on the capital stock of James River Group or any of its subsidiaries which is senior to the Senior Debt; or

•	issue, sell, transfer or otherwise dispose of any shares of, securities convertible into, or warrants, rights or options to subscribe for or purchase shares of, capital stock of any subsidiary.
James River Group is in compliance with all covenants of the indenture at December 31, 2017.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.

9.	Junior Subordinated Debt
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
Years ended December 2017, 2016, and 2015

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2017.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.

10.	Capital Stock
The Company’s authorized share capital consists of 200,000,000 common shares, par value $0.0002 per share (29,696,682 shares issued and outstanding at December 31, 2017) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding).
Share activity in 2016 and 2017 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 28,941,547 at December 31, 2015 to 29,257,566 at December 31, 2016 and 29,696,682 at December 31, 2017.
The Company has 4,385,213 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

10.	Capital Stock (continued)
The Board of Directors declared the following cash dividends in 2017, 2016, and 2015:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8.9
August 1, 2017	$0.30	September 11, 2017	September 29, 2017	$8.9
November 1, 2017	$0.30	December 15, 2017	December 28, 2017	$9.0
November 1, 2017	$0.50	December 15, 2017	December 28, 2017	$15.0
Total	$1.70			$50.7
2016
February 16, 2016	$0.20	March 14, 2016	March 28, 2016	$5.8
May 3, 2016	$0.20	June 13, 2016	June 30, 2016	$5.9
August 3, 2016	$0.20	September 12, 2016	September 30, 2016	$5.9
November 1, 2016	$0.30	December 16, 2016	December 29, 2016	$8.9
November 1, 2016	$1.35	December 16, 2016	December 29, 2016	$39.8
Total	$2.25			$66.3
2015
February 17, 2015	$0.16	March 16, 2015	March 31, 2015	$4.6
May 5, 2015	$0.16	June 15, 2015	June 30, 2015	$4.6
August 5, 2015	$0.16	September 14, 2015	September 30, 2015	$4.7
November 3, 2015	$0.16	December 14, 2015	December 28, 2015	$4.7
November 3, 2015	$1.00	December 14, 2015	December 28, 2015	$29.2
Total	$1.64			$47.8
Included in the dividends are $450,000, $664,000 and $558,000 of dividend equivalents on RSUs, of which $434,000, $666,000 and $385,000 were payable as of December 31, 2017, 2016, and 2015, respectively.

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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at December 31, 2017, 1,862,291 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at December 31, 2017, 32,994 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

11.	Equity Awards (continued)
Options
The following table summarizes the option activity for the periods ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	2,234,699	$22.84	2,058,085	$18.11	3,104,768	$17.27
Granted	205,244	$42.24	706,203	$32.07	10,627	$24.32
Exercised	(898,218)	$18.53	(496,550)	$16.02	(1,047,500)	$15.66
Forfeited	(62,489)	$30.80	(33,039)	$27.68	(9,810)	$21.00
End of year	1,479,236	$27.81	2,234,699	$22.84	2,058,085	$18.11
Exercisable, end of year	846,371	$22.35	1,207,479	$18.14	1,217,903	$16.85
All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. For 2017, 2016 and 2015, the fair value of the underlying share was equal to the market price.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $20.4 million, $10.2 million and $12.8 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2017, 2016 and 2015 was $18.5 million, $41.8 million and $31.8 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2017, 2016 and 2015 was $14.9 million, $28.3 million and $20.3 million, respectively. The fair value used for calculating intrinsic values was $40.01, $41.55 and $33.54 at December 31, 2017, 2016 and 2015, respectively.
The weighted-average remaining contractual life of the options outstanding and options exercisable at December 31, 2017 is 4.5 years and 3.8 years, respectively. The weighted-average fair value of options granted during 2017, 2016 and 2015 was $8.21, $5.55 and $4.31, respectively. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Range of risk-free interest rates	1.97%	1.23%	1.54%
Dividend yield	2.85%	2.50%	4.00%
Expected share price volatility	27.39%	25.00%	25.00%
Expected life	5.0 years	5.0 years	5.0 years
The risk-free interest rate assumption is based on the five-year U.S. Treasury rate at the date of the grant. The dividend yield assumption is based upon dividends expected to be declared over the life of the options at the date of grant. The share price volatility assumption is based upon the Company's 100-day realized volatility. In prior years, as a relatively new public company, the share price volatility assumption was based upon historical data for property/casualty companies which the Company deemed to be its peers. The expected life is determined using the simplified method, which factors in the average of the midpoint and the contractual term of each tranche in determining a single expected life. The simplified method is used as the Company does not have sufficient historical exercise data to estimate an expected term.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

11.	Equity Awards (continued)
affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of such share options.
RSUs
The following table summarizes the RSU activity for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	196,800	$24.38	234,922	$21.00	340,474	$21.00
Granted	137,034	$42.20	60,291	$32.03	—	$—
Vested	(132,764)	$24.24	(98,413)	$21.00	(105,552)	$21.00
Forfeited	(22,188)	$26.06	—	$—	—	$—
Unvested, end of year	178,882	$37.93	196,800	$24.38	234,922	$21.00
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2017, 2016 and 2015 was $5.5 million, $3.8 million and $3.5 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Share based compensation expense	$7,688	$5,492	$3,735
U.S. tax benefit on share based compensation expense	$2,093	$1,532	$1,025
As of December 31, 2017, the Company had $6.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.

12.	Income Taxes
Under current Bermuda law, James River Group Holdings, Ltd. and its Bermuda based subsidiary are not required to pay any Bermuda taxes on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2035.
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. James River Group paid a $21.1 million dividend to James River UK during 2017 and remitted $1.1 million of dividend withholding taxes to the U.S. tax authorities for the year ending December 31, 2017. No similar distributions occurred in 2016. James River Group paid a $50.0 million dividend to James River UK during 2015 and remitted $2.5 million of dividend withholding taxes to the U.S. tax authorities for the year ending December 31, 2015.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return. The

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

12.	Income Taxes (continued)
Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2014.
Financial results for 2017 reflect provisional amounts related to the December 2017 enactment of the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the Securities and Exchange Commission (SEC) or the Financial Accounting Standards Board, these estimates may be adjusted during 2018.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 35% have been used for Bermuda and the U.S., respectively. U.S. deferred taxes have been remeasured at 21%, down from 35% in prior periods. U.S. income before Federal income taxes was $50.1 million, $18.3 million, and $15.2 million for the years ending December 31, 2017, 2016, and 2015, respectively. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Federal income tax expense at applicable statutory rates	$17,541	$6,401	$5,317
Tax-exempt investment income	(586)	(643)	(858)
Dividends received deduction	(792)	(880)	(867)
Excess tax benefits on share based compensation	(2,114)	—	—
Effect of tax rate reduction on deferred tax liability	(3,498)	—	—
Other	(90)	(6)	379
Federal income tax expense	$10,461	$4,872	$3,971
U.S. state income tax expense (benefit)	65	—	(192)
U.S. dividend withholding tax	1,053	—	2,500
Total income tax expense	$11,579	$4,872	$6,279

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

12.	Income Taxes (continued)
The significant components of the net deferred tax liability at the corporate income tax rate of 21% for the year ended December 31, 2017 and 35% for December 31, 2016 are summarized as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$1,712	$1,604
Reserve for losses and loss adjustment expenses	3,036	4,810
Unearned premiums	1,709	2,859
Share based compensation	1,143	2,281
Allowance for doubtful accounts	579	748
Deferred policy acquisition costs	1,509	1,983
Property and equipment	1,601	2,649
AMT credit	—	464
Invested asset impairments	791	291
Other	1,564	2,946
Total deferred tax assets	13,644	20,635
Deferred tax liabilities:
Intangible assets	7,521	12,554
Net unrealized gains	2,578	1,586
Deferred gain on extinguishment of debt	63	212
Equity method investments	8,348	8,668
Other	381	517
Total deferred tax liabilities	18,891	23,537
Net deferred tax liabilities	$(5,247)	$(2,902)
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2017 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2017 or 2016.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2017, 2016, and 2015, the Company paid $3.4 million, $2.6 million, and $1.9 million, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $2.2 million, $1.6 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

13.	Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Amortization of policy acquisition costs	$116,001	$101,624	$97,750
Other underwriting expenses of the insurance segments	55,662	48,771	41,499
Other operating expenses of the Corporate and Other segment	25,330	20,433	18,554
Total	$196,993	$170,828	$157,803
Other expenses in the accompanying financial statements for the year ended December 31, 2017 were $539,000 and included $535,000 of legal and other professional services related to secondary share offerings in 2017. For the year ended December 31, 2016, other expenses of $1.6 million included $1.5 million of employee severance expenses. For the year ended December 31, 2015, other expenses of $730,000 included $276,000 of expenses associated with a related party leasing agreement (Note 21), $170,000 of employee severance expenses, and $284,000 of legal, tax, and other professional services related to the formation of James River UK, the December 2015 intercompany dividend, and a securities registration statement.

14.	Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2017, 2016, and 2015, the expense associated with the Savings Plans totaled $2.5 million, $1.9 million, and $1.6 million, respectively.

15.	Commitments and Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company leases certain office space under operating leases that expire at various times and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for such leases was $4.2 million, $3.7 million, and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, future minimum payments under non-cancelable operating leases for office space are as follows (in thousands):

2018	$4,025
2019	3,644
2020	3,342
2021	3,154
2022	2,768
Thereafter	7,658
$24,591
Included in the future minimum lease payments is $19.3 million related to the building constructed and owned by a partnership in which the Company has a minority investment (see Note 21).
The Company’s Specialty Admitted Insurance segment entered into an agreement to lease certain policy management software. The five year lease began January 1, 2015. Lease expense for the year ended December 31, 2017 was $440,000 and total remaining payments of $880,000 are to be spread evenly at $440,000 per year in 2018 and 2019.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

15.	Commitments and Contingent Liabilities (continued)
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $47.4 million of letters of credit were issued through December 31, 2017 which were secured by deposits of $93.9 million. Under a $102.5 million facility, $98.5 million of letters of credit were issued through December 31, 2017 which were secured by deposits of $102.9 million. Under a $100.0 million facility, $6.9 million of letters of credit were issued through December 31, 2017 which were secured by deposits of $10.2 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $265.0 million at December 31, 2017 (see Note 2).
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At December 31, 2017, the cash equivalent collateral held in the collateral trust arrangement was approximately $780.9 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

16.	Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive (loss) income:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$11,091	$2,790	$(13,707)
U.S. income taxes	(2,374)	(414)	517
Unrealized gains (losses) arising during the period, net of U.S. income taxes	8,717	2,376	(13,190)
Less reclassification adjustment:
Net realized investment (losses) gains	(835)	6,572	2,402
U.S. income taxes	333	(2,137)	(422)
Reclassification adjustment for investment (losses) gains realized in net income	(502)	4,435	1,980
Other comprehensive income (loss)	$9,219	$(2,059)	$(15,170)
In addition to the $835,000 of realized investment losses, and $6.6 million and $2.4 million of realized investment gains on available-for-sale securities for the years ended December 31, 2017, 2016, and 2015, the Company recognized $1.2 million of realized investment losses, $995,000 of realized investment gains, and $7.0 million of realized investment losses in the respective years on its investments in bank loan participations.

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

17.	Segment Information (continued)
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
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized investment gains (losses). Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Fee income and expenses of the Excess and Surplus Lines segment are included in that segment’s underwriting profit (loss). Fee income of $17.0 million, $10.1 million and $3.2 million was included in underwriting profit for the years ended December 31, 2017, 2016 and 2015, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2017
Gross written premiums	$530,120	$316,430	$235,355	$—	$1,081,905
Net earned premiums	463,521	68,110	209,478	—	741,109
Segment revenues	493,853	70,366	240,751	12,655	817,625
Net investment income	15,014	2,532	31,507	12,066	61,119
Interest expense	—	—	—	8,974	8,974
Underwriting profit (loss) of operating segments	29,693	3,166	(1,765)	—	31,094
Segment goodwill	181,831	—	—	—	181,831
Segment assets	843,486	439,416	1,379,866	93,927	2,756,695

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

17.	Segment Information (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total

As of and for the Year Ended December 31, 2016
Gross written premiums	$370,844	$182,221	$184,333	$—	$737,398
Net earned premiums	301,404	52,281	161,978	—	515,663
Segment revenues	331,090	55,412	190,064	9,661	586,227
Net investment income	18,051	2,542	27,257	4,788	52,638
Interest expense	—	—	—	8,448	8,448
Underwriting profit (loss) of operating segments	47,235	2,872	(194)	—	49,913
Segment goodwill	181,831	—	—	—	181,831
Segment assets	740,144	300,519	1,195,230	110,640	2,346,533
As of and for the Year Ended December 31, 2015
Gross written premiums	$308,717	$90,978	$172,499	$—	$572,194
Net earned premiums	240,878	42,206	178,121	—	461,205
Segment revenues	255,529	44,791	197,586	7,015	504,921
Net investment income	13,427	2,316	22,706	6,386	44,835
Interest expense	—	—	—	6,999	6,999
Underwriting profit (loss) of operating segments	47,607	1,074	(2,558)	—	46,123
Segment goodwill	181,831	—	—	—	181,831
Segment assets	671,143	173,094	1,108,278	102,982	2,055,497

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

17.	Segment Information (continued)
The following table reconciles the underwriting profit (loss) of insurance segments by individual segment to income before taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$29,693	$47,235	$47,607
Specialty Admitted Insurance	3,166	2,872	1,074
Casualty Reinsurance	(1,765)	(194)	(2,558)
Total underwriting profit of operating segments	31,094	49,913	46,123
Other operating expenses of the Corporate and Other segment	(25,330)	(20,433)	(18,554)
Underwriting profit	5,764	29,480	27,569
Net investment income	61,119	52,638	44,835
Net realized investment (losses) gains	(1,989)	7,565	(4,547)
Other income	361	295	245
Other expenses	(539)	(1,590)	(730)
Interest expense	(8,974)	(8,448)	(6,999)
Amortization of intangible assets	(597)	(597)	(597)
Income before income taxes	$55,145	$79,343	$59,776
The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Commercial Auto	$247,960	$110,050	$73,770
Manufacturers and Contractors	85,719	83,279	78,315
Excess Casualty	51,160	43,574	32,458
General Casualty	38,097	36,858	30,972
Energy	29,704	29,709	30,623
Allied Health	19,181	14,413	13,513
Excess Property	14,447	14,083	12,498
Life Sciences	12,981	11,132	8,917
Small Business	11,307	9,104	6,916
Professional Liability	6,326	8,361	10,046
Environmental	7,920	5,321	4,437
Medical Professionals	2,297	2,739	3,585
Sports and Entertainment	3,021	2,221	2,667
Total Excess and Surplus Lines segment	530,120	370,844	308,717
Specialty Admitted Insurance segment	316,430	182,221	90,978
Casualty Reinsurance segment	235,355	184,333	172,499
Total	$1,081,905	$737,398	$572,194

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

17.	Segment Information (continued)
The Company does business with two brokers that generated $253.7 million and $70.3 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2017, representing 23.5% (BB&T Insurance Services) and 6.5% of consolidated gross written premiums and 47.9% and 13.3% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2017. The Company does business with one insured that generated $216.1 million of gross written premiums and $16.9 million of fee income for the Excess and Surplus Lines segment for the year ended December 31, 2017, representing 20.0% (Rasier LLC) of consolidated gross written premiums and 40.8% of the Excess and Surplus Lines segment’s gross written premiums. No other insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with one agency that generated $183.0 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2017, representing 16.9% (Atlas General Insurance Services) of the consolidated gross written premiums and 57.8% of the Specialty Admitted Insurance segment’s gross written premiums. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2017.
The Company does business with four brokers that generated $56.1 million, $55.0 million, $38.1 million, and $33.4 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2017, representing 5.2%, 5.1%, 3.5%, and 3.1% of consolidated gross written premiums and 23.8%, 23.4%, 16.2%, and 14.2% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2017. The Casualty Reinsurance segment assumed business from two unaffiliated ceding companies that generated $120.3 million and $48.4 million of gross written premiums for the year ended December 31, 2017, representing 11.1% (State National Insurance Company) and 4.5% of consolidated gross written premiums and 51.1% and 20.6% of the Casualty Reinsurance segment’s gross written premiums, respectively.

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

18.	Fair Value Measurements (continued)
Assets measured at fair value on a recurring basis as of December 31, 2017 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$144,366	$—	$144,366
Residential mortgage-backed	—	158,661	—	158,661
Corporate	—	413,721	—	413,721
Commercial mortgage and asset-backed	—	177,931	4,680	182,611
Obligations of U.S. government corporations and agencies	—	35,847	—	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	78,265	609	—	78,874
Redeemable preferred stock	—	2,018	—	2,018
Total fixed maturity securities	78,265	933,153	4,680	1,016,098
Equity securities:
Preferred stock	—	66,281	—	66,281
Common stock	15,507	734	—	16,241
Total equity securities	15,507	67,015	—	82,522
Total available-for-sale securities	$93,772	$1,000,168	$4,680	$1,098,620
Trading securities:
Fixed maturity securities	$—	$3,808	$—	$3,808
Short-term investments	$1,000	$35,804	$—	$36,804

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

18.	Fair Value Measurements (continued)
Assets measured at fair value on a recurring basis as of December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Available-for-sale securities
Fixed maturity securities:
State and municipal	$—	$105,841	$—	$105,841
Residential mortgage-backed	—	150,798	—	150,798
Corporate	—	378,448	—	378,448
Commercial mortgage and asset-backed	—	163,047	5,000	168,047
Obligations of U.S. government corporations and agencies	—	65,014	—	65,014
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,465	655	—	71,120
Redeemable preferred stock	—	1,809	—	1,809
Total fixed maturity securities	70,465	865,612	5,000	941,077
Equity securities:
Preferred stock	—	64,827	—	64,827
Common stock	10,840	734	—	11,574
Total equity securities	10,840	65,561	—	76,401
Total available-for-sale securities	$81,305	$931,173	$5,000	$1,017,478
Trading securities:
Fixed maturity securities	$1,250	$3,813	$—	$5,063
Short-term investments	$1,100	$49,744	$—	$50,844
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$5,000	$5,000	$—
Transfers out of Level 3	—	—	—
Transfers in to Level 3	—	—	—
Purchases	—	—	5,000
Sales	—	—	—
Maturities and calls	(320)	—	—
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):	—	—	—
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Ending balance	$4,680	$5,000	$5,000

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

18.	Fair Value Measurements (continued)
The Company held one available-for-sale fixed maturity security at December 31, 2017 and 2016 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.7 million for the security at December 31, 2017 and $5.0 million at December 31, 2016.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2017, 2016 or 2015. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the year ended December 31, 2017 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at December 31, 2017.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2017
Bank loan participations held-for-investment	$—	$—	$5,111	$5,111
December 31, 2016
Bank loan participations held-for-investment	$—	$—	$4,849	$4,849
At December 31, 2017 and 2016, bank loan participations held for investment that were determined to be impaired were written down to their fair value of $5.1 million and $4.8 million, respectively.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At December 31, 2017, there was one bank loan participation with an unpaid principal balance of $807,000 and a carrying value of zero for which external sources were unavailable to determine fair value. At December 31, 2016, there were two bank loan participations with an unpaid principal balance of $2.3 million and a carrying value of $2.0 million for which external sources were unavailable to determine fair value.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

18.	Fair Value Measurements (continued)
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$1,016,098	$1,016,098	$941,077	$941,077
Equity securities	82,522	82,522	76,401	76,401
Trading:
Fixed maturity securities	3,808	3,808	5,063	5,063
Bank loan participations held-for-investment	238,214	236,532	203,526	203,123
Cash and cash equivalents	163,495	163,495	109,784	109,784
Short-term investments	36,804	36,804	50,844	50,844
Other invested assets – notes receivable	11,778	17,104	4,500	6,008
Liabilities
Senior debt	98,300	97,884	88,300	85,404
Junior subordinated debt	104,055	116,569	104,055	99,397
The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and Junior Subordinated Debt at December 31, 2017 and 2016 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2017 and 2016, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and Junior Subordinated Debt at December 31, 2017 and 2016 were determined using inputs to the valuation methodology that are unobservable (Level 3).

19.	Statutory Matters
U.S.
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) the classification and carrying amounts of investments in certain securities are different under SAP and GAAP, and (d) the criteria for providing asset valuation allowances and the methodologies used to determine the amount thereof are different under SAP and GAAP. Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2017, 2016, and 2015 and for the years then ended are summarized as follows:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

19.	Statutory Matters (continued)

	2017	2016	2015
	(in thousands)
Statutory net income	$31,881	$13,468	$14,747
Statutory capital and surplus	219,132	184,859	176,884
Minimum required statutory capital and surplus	25,000	25,000	25,000
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2017, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
Under the Bermuda Insurance Act, 1978 and related regulations, JRG Re is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2017 was approximately $109.9 million. Actual statutory capital and surplus at December 31, 2017 was $409.2 million. JRG Re had statutory net income of $20.1 million for 2017, $74.7 million for 2016, and $54.3 million for 2015. JRG Re had shareholders’ equity of $409.7 million on a GAAP basis at December 31, 2017.
JRG Re maintains a Class 3B license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2017, the Company met the minimum liquidity ratio requirement.

20.	Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2018 without regulatory approval is $37.0 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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
Bermuda
Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A class 3B insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from JRG Re during 2018 is calculated to be approximately $102.3 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
As of December 31, 2017, JRG Holdings had consolidated retained earnings of $48.2 million, all of which was available for the payment of dividends to shareholders.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

21.	Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. As a result of being deemed the owner for accounting purposes, the building is recorded as an asset and the related financing obligation is recorded as a liability on the accompanying consolidated balance sheets. Since the arrangement did not qualify for sale-lease back treatment upon completion of the asset’s construction, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. Both the financing obligation and the lease had initial 10-year terms which started in 2007. In 2015, the term of the lease and financing obligation were extended until 2026. The arrangements provide for 2% fixed annual rent increases.
The Chairman of the Board and Chief Executive Officer of the Company owns a plane that the Company periodically leases. Total fees paid by the Company for the use of this plane were $314,000, $246,000, and $211,000 for 2017, 2016, and 2015, respectively.
Upon the Company’s initial public offering in 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with one of the Company's Independent Directors. Under the terms of the Consulting Agreement, the director received $150,000 in each of 2015 and 2016 and $37,500 in 2017, prior to the termination of the Consulting Agreement effective March 31, 2017, for investment and other business consulting services.

22.	Subsequent Events
On February 22, 2018, the Board of Directors declared a cash dividend of $0.30 per share. The dividend is payable on March 30, 2018 to shareholders of record on March 12, 2018.
On February 21, 2018, the Board of Directors granted awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors. RSUs for 145,141 shares were awarded with a fair value on the date of grant of $39.71 per share. The RSUs vest over one to three year periods, depending on the award.
In response to the Tax Act, we plan to make changes to the Company’s structure in 2018 to minimize the impact of BEAT that include the formation of Carolina Re, Ltd. (“Carolina Re”), a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. We expect Carolina Re to be a Class 3A reinsurer and make an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we will discontinue ceding 70% of our U.S.-written premiums to JRG Re and will instead cede 70% of our U.S.-written premiums to Carolina Re. We also expect Carolina Re will enter into a stop loss reinsurance agreement with JRG Re. While Carolina Re will be subject to U.S. corporate income tax, we do not expect that it will be subject to BEAT in fiscal year 2018 as the Company is expected to have sufficient regular U.S. income tax liability compared to the BEAT liability. The applicability of BEAT depends on a number of factors, and it is unclear whether we will be subject to BEAT in future periods.

23.	Unaudited Selected Quarterly Financial Data
The following is a summary of the unaudited quarterly results of operations:

	2017 Quarter				2017
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$224,179	$281,475	$338,351	$237,900	$1,081,905
Total revenues	176,402	202,394	220,866	217,963	817,625
Net income	18,450	14,541	10,351	224	43,566
Comprehensive income (loss)	22,484	21,249	11,067	(2,015)	52,785
Earnings per share:
Basic	$0.63	$0.49	$0.35	$0.01	$1.48
Diluted	$0.61	$0.48	$0.34	$0.01	$1.44
For the second quarter of 2017, the Casualty Reinsurance segment was impacted by a correction of the accrual for a contingent commission liability and related commission expense. As a result of this correction, net income for the second quarter of 2017 was reduced by $2.0 million.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 2017, 2016, and 2015

23.	Unaudited Selected Quarterly Financial Data (continued)

	2016 Quarter				2016
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$133,071	$170,671	$260,166	$173,490	$737,398
Total revenues	131,329	134,511	151,365	169,022	586,227
Net income	12,837	14,596	21,366	25,672	74,471
Comprehensive income (loss)	28,457	27,388	19,694	(3,127)	72,412
Earnings per share:
Basic	$0.44	$0.50	$0.73	$0.88	$2.56
Diluted	$0.43	$0.49	$0.71	$0.85	$2.49

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$139,382	$144,366	$144,366
Residential mortgage-backed	160,379	158,661	158,661
Corporate	408,857	413,721	413,721
Commercial mortgage and asset-backed	182,595	182,611	182,611
Obligations of U.S. government corporations and agencies	35,948	35,847	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	78,874	78,874
Redeemable preferred stock	2,025	2,018	2,018
Total fixed maturity securities, available-for-sale	1,008,662	1,016,098	1,016,098
Fixed maturity securities, trading	3,801	3,808	3,808
Equity securities, available-for-sale
Preferred Stock	59,102	66,281	66,281
Common Stock	16,216	16,241	16,241
Total equity securities, available-for-sale	75,318	82,522	82,522
Bank loan participations, held-for-investment, net of allowance	238,214	236,532	238,214
Short-term investments	35,804	35,804	35,804
Other invested assets			26,367
Total invested assets			$1,402,813

(1)	Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2017	2016
	(in thousands)
Assets
Cash and cash equivalents	$2,849	$2,969
Investment in subsidiaries	910,610	897,729
Other assets	2,351	2,415
Total assets	$915,810	$903,113
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,406	$1,428
Senior debt	83,300	73,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	100,000	100,000
Due to subsidiaries	20,043	18,549
Other liabilities	434	687
Total liabilities	221,111	209,892
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	636,149	636,856
Retained earnings	48,198	55,232
Accumulated other comprehensive income	10,346	1,127
Total shareholders’ equity	694,699	693,221
Total liabilities and shareholders’ equity	$915,810	$903,113

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Other income	$49	$44	$40
Total revenues	49	44	40
Expenses:
Other operating expenses	10,375	9,467	8,254
Other expenses	640	293	284
Interest expense	4,130	3,974	3,687
Total expenses	15,145	13,734	12,225
Loss before equity in net income of subsidiaries	(15,096)	(13,690)	(12,185)
Equity in net income of subsidiaries	58,662	88,161	65,682
Net income	$43,566	$74,471	$53,497
Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	9,219	(2,059)	(15,170)
Total comprehensive income	$52,785	$72,412	$38,327
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$43,566	$74,471	$53,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	176	157	157
Share based compensation expense	7,688	5,492	3,735
Equity in undistributed earnings of subsidiaries	(23,662)	(88,161)	(65,682)
Changes in operating assets and liabilities:	684	(1,889)	9,532
Net cash (used in) provided by operating activities	28,452	(9,930)	1,239
Investing activities
Dividends from subsidiaries	20,000	80,000	52,250
Net cash provided by investing activities	20,000	80,000	52,250
Financing activities
Dividends paid	(50,832)	(65,988)	(47,405)
Senior debt issuance	10,000	—	10,000
Senior debt repayments	—	—	(10,000)
Debt issue costs paid	—	(442)	—
Issuances of common shares under equity incentive plans	1,708	2,260	1,730
Common share repurchases	(9,448)	(4,907)	(6,461)
Net cash used in financing activities	(48,572)	(69,077)	(52,136)
Change in cash and cash equivalents	(120)	993	1,353
Cash and cash equivalents at beginning of period	2,969	1,976	623
Cash and cash equivalents at end of period	$2,849	$2,969	$1,976
Supplemental information
Interest paid	$4,612	$4,676	$4,337

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
Adopted Accounting Standards
Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting using the prospective method. The guidance requires that all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the previous guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. Additionally, all tax related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. For the years ended December 31, 2016 and 2015, net cash provided by operating activities increased by $3.2 million and $3.6 million, respectively, and net cash used in financing activities increased by $3.2 million and $3.6 million, respectively, for the adoption of ASU 2016-09. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The adoption of ASU 2016-09 did not materially impact the Company’s income statements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2017
Excess and Surplus Lines	$17,050	$759,043	$149,047	$463,521	$15,014	$371,717	$45,158	$79,136	$469,891
Specialty Admitted	(725)	271,446	73,649	68,110	2,532	44,863	5,605	20,081	60,957
Casualty Reinsurance	56,040	261,860	195,418	209,478	31,507	138,797	65,238	72,446	235,778
Corporate and Other	—	—	—	—	12,066	—	—	25,330	—
Total	$72,365	$1,292,349	$418,114	$741,109	$61,119	$555,377	$116,001	$196,993	$766,626
December 31, 2016
Excess and Surplus Lines	$14,808	$575,280	$137,290	$301,404	$18,051	$188,768	$46,669	$75,467	$316,922
Specialty Admitted	1,767	128,795	84,156	52,281	2,542	30,897	5,968	18,512	55,803
Casualty Reinsurance	48,214	239,790	169,117	161,978	27,257	105,756	48,987	56,416	184,983
Corporate and Other	—	—	—	—	4,788	—	—	20,433	—
Total	$64,789	$943,865	$390,563	$515,663	$52,638	$325,421	$101,624	$170,828	$557,708
December 31, 2015
Excess and Surplus Lines	$15,266	$468,438	$114,369	$240,878	$13,427	$131,221	$42,069	$65,233	$253,285
Specialty Admitted	2,184	76,179	40,622	42,206	2,316	25,623	4,455	15,509	44,917
Casualty Reinsurance	43,304	240,705	146,113	178,121	22,706	122,172	51,226	58,507	172,830
Corporate and Other	—	—	—	—	6,386	—	—	18,554	—
Total	$60,754	$785,322	$301,104	$461,205	$44,835	$279,016	$97,750	$157,803	$471,032

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2017
Excess and Surplus Lines Written Premiums	$530,077	$60,229	$43	$469,891	—
Specialty Admitted Written Premiums	313,642	255,473	2,788	60,957	4.6%
Casualty Reinsurance Written Premiums	—	(423)	235,355	235,778	99.8%
Total Written Premiums	$843,719	$315,279	$238,186	$766,626	31.1%
Year Ended December 31, 2016
Excess and Surplus Lines Written Premiums	$370,802	$53,922	$42	$316,922	—
Specialty Admitted Written Premiums	178,898	126,418	3,323	55,803	6.0%
Casualty Reinsurance Written Premiums	—	(650)	184,333	184,983	99.6%
Total Written Premiums	$549,700	$179,690	$187,698	$557,708	33.7%
Year Ended December 31, 2015
Excess and Surplus Lines Written Premiums	$308,713	$55,432	$4	$253,285	—
Specialty Admitted Written Premiums	87,103	46,061	3,875	44,917	8.6%
Casualty Reinsurance Written Premiums	—	(331)	172,499	172,830	99.8%
Total Written Premiums	$395,816	$101,162	$176,378	$471,032	37.4%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$2,136	$1,029	$(408)	$2,757
Allowance for Credit Losses on Bank Loans	943	2,424	(148)	3,219
Total	$3,079	$3,453	$(556)	$5,976
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$2,778	$814	$(1,456)	$2,136
Allowance for Credit Losses on Bank Loans	4,310	(791)	(2,576)	943
Total	$7,088	$23	$(4,032)	$3,079
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$1,985	$1,061	$(268)	$2,778
Allowance for Credit Losses on Bank Loans	752	3,896	(338)	4,310
Total	$2,737	$4,957	$(606)	$7,088

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Deferred policy acquisition costs	$72,365	$64,789	$60,754
Reserve for losses and loss adjustment expenses	1,292,349	943,865	785,322
Unearned premiums	418,114	390,563	301,104
Net earned premiums	741,109	515,663	461,205
Net investment income	61,119	52,638	44,835
Losses and loss adjustment expenses incurred:
Current year	533,905	349,137	295,334
Prior year	21,472	(23,716)	(16,318)
Total losses and loss adjustment expenses incurred	555,377	325,421	279,016
Amortization of policy acquisition costs	116,001	101,624	97,750
Paid losses and loss adjustment expenses, net of reinsurance	326,680	217,827	214,524
Net written premiums	766,626	557,708	471,032