Form 10-Q
period 2018-03-31
James River Group Holdings, Ltd.
filed 2018-05-04
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at May 1, 2018: 29,866,705

James River Group Holdings, Ltd.
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	a failure of any of the loss limitations or exclusions we utilize to shield us from unanticipated financial losses or legal exposures, or other liabilities;

•	losses from catastrophic events which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	changes in laws or government regulation, including tax or insurance law and regulations;

•	our ability to obtain reinsurance coverage at prices and on terms that allow us to transfer risk and adequately protect our company against financial loss;

•	losses resulting from reinsurance counterparties failing to pay us on reinsurance claims or insurance companies with whom we have a fronting arrangement failing to pay us for claims;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•
the recently enacted Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act, may have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as on our shareholders;

•
in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;

•	the Company or any of its foreign subsidiaries becoming subject to U.S. federal income taxation;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”); and

•	changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2018	December 31, 2017
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2018 – $1,054,902; 2017 – $1,008,662)	$1,043,251	$1,016,098
Trading, at fair value (amortized cost: 2018 – $3,800; 2017 – $3,801)	3,805	3,808
Equity securities available-for-sale, at fair value (cost: 2018 – $80,464; 2017 – $75,318)	85,957	82,522
Bank loan participations held-for-investment, at amortized cost, net of allowance	257,426	238,214
Short-term investments	26,235	36,804
Other invested assets	74,974	70,208
Total invested assets	1,491,648	1,447,654

Cash and cash equivalents	151,046	163,495
Accrued investment income	8,713	8,381
Premiums receivable and agents’ balances, net	391,456	352,436
Reinsurance recoverable on unpaid losses	331,245	302,524
Reinsurance recoverable on paid losses	16,501	11,292
Prepaid reinsurance premiums	96,141	91,979
Deferred policy acquisition costs	70,769	72,365
Intangible assets, net	38,185	38,334
Goodwill	181,831	181,831
Other assets	84,475	86,404
Total assets	$2,862,010	$2,756,695

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2018	December 31, 2017
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,369,548	$1,292,349
Unearned premiums	432,248	418,114
Payables to reinsurers	59,138	56,268
Senior debt	98,300	98,300
Junior subordinated debt	104,055	104,055
Accrued expenses	35,138	39,295
Other liabilities	77,813	53,615
Total liabilities	2,176,240	2,061,996
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2018 and 2017: $0.0002 par value; 200,000,000 shares authorized; 29,866,705 and 29,696,682 shares issued and outstanding, respectively	6	6
Preferred Shares – 2018 and 2017: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	639,183	636,149
Retained earnings	58,753	48,198
Accumulated other comprehensive (loss) income	(12,172)	10,346
Total shareholders’ equity	685,770	694,699
Total liabilities and shareholders’ equity	$2,862,010	$2,756,695

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share amounts)
Revenues
Gross written premiums	$298,116	$224,179
Ceded written premiums	(87,138)	(66,269)
Net written premiums	210,978	157,910
Change in net unearned premiums	(10,036)	(3,223)
Net earned premiums	200,942	154,687
Net investment income	13,256	16,733
Net realized and unrealized (losses) gains on investments	(810)	1,047
Other income	4,956	3,935
Total revenues	218,344	176,402
Expenses
Losses and loss adjustment expenses	143,772	105,369
Other operating expenses	54,783	48,893
Other expenses	4	(114)
Interest expense	2,522	2,123
Amortization of intangible assets	149	149
Total expenses	201,230	156,420
Income before taxes	17,114	19,982
Income tax expense	1,481	1,532
Net income	15,633	18,450
Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(544) in 2018 and $1,514 in 2017	(18,547)	4,034
Total comprehensive (loss) income	$(2,914)	$22,484
Per share data:
Basic earnings per share	$0.53	$0.63
Diluted earnings per share	$0.52	$0.61
Dividend declared per share	$0.30	$0.30
Weighted-average common shares outstanding:
Basic	29,764,320	29,289,588
Diluted	30,193,303	30,327,423

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2016	29,257,566	$6	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	18,450	—	18,450
Other comprehensive income	—	—	—	—	4,034	4,034
Dividends	—	—	—	(8,810)	—	(8,810)
Exercise of stock options	63,467	—	198	—	—	198
Vesting of RSUs	23,294	—	(627)	—	—	(627)
Compensation expense under share incentive plans	—	—	1,794	—	—	1,794
Balances at March 31, 2017	29,344,327	$6	$638,221	$64,872	$5,161	$708,260
Balances at December 31, 2017	29,696,682	$6	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	15,633	—	15,633
Other comprehensive loss	—	—	—	—	(18,547)	(18,547)
Dividends	—	—	—	(9,049)	—	(9,049)
Exercise of stock options	127,196	—	2,355	—	—	2,355
Vesting of RSUs	42,827	—	(776)	—	—	(776)
Compensation expense under share incentive plans	—	—	1,455	—	—	1,455
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	(711)	711	—
Balances at March 31, 2018	29,866,705	$6	$639,183	$58,753	$(12,172)	$685,770

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net cash provided by operating activities	$48,461	$16,112
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(118,652)	(46,276)
Sales – fixed maturity securities	26,392	32,148
Maturities and calls – fixed maturity securities	45,245	15,406
Purchases – equity securities	(5,949)	—
Sales – equity securities	766	409
Bank loan participations:
Purchases	(66,059)	(75,983)
Sales	35,708	37,462
Maturities	11,427	18,840
Other invested assets:
Purchases	(4,992)	(250)
Short-term investments, net	10,569	(2,517)
Securities receivable or payable, net	12,576	(336)
Purchases of property and equipment	(275)	(970)
Net cash used in investing activities	(53,244)	(22,067)
Financing activities
Dividends paid	(9,074)	(8,885)
Issuance of common shares under equity incentive plans	2,862	303
Common share repurchases	(1,283)	(732)
Repayments of financing obligations net of proceeds	(171)	(291)
Net cash used in financing activities	(7,666)	(9,605)
Change in cash and cash equivalents	(12,449)	(15,560)
Cash and cash equivalents at beginning of period	163,495	109,784
Cash and cash equivalents at end of period	$151,046	$94,224
Supplemental information
Interest paid	$2,509	$2,101

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
The Company owns six insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and two Bermuda-based reinsurance companies as described below:

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

•
JRG Reinsurance Company Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties.

•	Carolina Re Ltd (“Carolina Re”) was formed in 2018 and provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re has entered into a stop loss reinsurance treaty with JRG Re.
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $32.6 million and $32.1 million as of March 31, 2018 and December 31, 2017, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended March 31, 2018 and 2017, our U.S. federal income tax expense was 8.7% and 7.7% of income before taxes, respectively. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate (21% in 2018 and 35% in 2017) to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.4% and 10.9% of our available-for-sale securities at March 31, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation.
Financial results reflect provisional amounts related to the December 2017 enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”). These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the SEC or the Financial Accounting Standards Board (“FASB”), these estimates may be adjusted during 2018.
Adopted Accounting Standards
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Judgments required in adopting this update may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The adoption of ASU 2014-09 had no impact on reported fee income and there was no cumulative effect of initially applying the update.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption on January 1, 2018, the Company made a $4.7 million cumulative-effect adjustment to increase retained earnings and reduce accumulated other comprehensive income. The adoption of ASU 2016-01 did not materially impact the Company's financial position, cash flows, or total comprehensive income. The Company's results of operations were impacted as changes in fair value of equity instruments are now presented in net income rather than other comprehensive (loss) income. For the three months ended March 31, 2018, the impact was a $1.4 million reduction in net income and a $0.05 reduction in basic and diluted earnings per share.
Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued as a result of the enactment of the TCJA on December 22, 2017. The ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of accumulated other comprehensive income and into retained earnings. As the adoption of ASU 2016-01 in 2018 resulted in the reclassification of the entire unrealized balance on equity securities from accumulated other comprehensive income into retained earnings, only the stranded tax effects on the unrealized balances of fixed income securities were impacted by the adoption of ASU 2018-02. The reclassification resulted in a $711,000 decrease to the Company's retained earnings with a corresponding increase to accumulated other comprehensive income in the first quarter of 2018.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Prospective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating ASU 2016-02 to determine the potential impact that adopting this standard will have on its financial statements.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
Fixed maturity securities:
State and municipal	$137,478	$4,029	$(1,782)	$139,725
Residential mortgage-backed	186,279	509	(5,690)	181,098
Corporate	445,058	3,054	(8,486)	439,626
Commercial mortgage and asset-backed	192,941	173	(2,310)	190,804
Obligations of U.S. government corporations and agencies	7,804	—	(29)	7,775
U.S. Treasury securities and obligations guaranteed by the U.S. government	83,317	73	(1,171)	82,219
Redeemable preferred stock	2,025	—	(21)	2,004
Total fixed maturity securities	1,054,902	7,838	(19,489)	1,043,251
Equity securities	80,464	6,845	(1,352)	85,957
Total investments available-for-sale	$1,135,366	$14,683	$(20,841)	$1,129,208
December 31, 2017
Fixed maturity securities:
State and municipal	$139,382	$5,587	$(603)	$144,366
Residential mortgage-backed	160,379	723	(2,441)	158,661
Corporate	408,857	7,503	(2,639)	413,721
Commercial mortgage and asset-backed	182,595	714	(698)	182,611
Obligations of U.S. government corporations and agencies	35,948	—	(101)	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	37	(639)	78,874
Redeemable preferred stock	2,025	—	(7)	2,018
Total fixed maturity securities	1,008,662	14,564	(7,128)	1,016,098
Equity securities	75,318	7,830	(626)	82,522
Total investments available-for-sale	$1,083,980	$22,394	$(7,754)	$1,098,620
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2018 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$33,850	$33,743
After one year through five years	327,069	323,368
After five years through ten years	185,400	181,026
After ten years	127,338	131,208
Residential mortgage-backed	186,279	181,098
Commercial mortgage and asset-backed	192,941	190,804
Redeemable preferred stock	2,025	2,004
Total	$1,054,902	$1,043,251

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2018
Fixed maturity securities:
State and municipal	$61,275	$(1,325)	$10,454	$(457)	$71,729	$(1,782)
Residential mortgage-backed	90,188	(1,743)	79,455	(3,947)	169,643	(5,690)
Corporate	260,523	(5,309)	64,506	(3,177)	325,029	(8,486)
Commercial mortgage and asset-backed	94,429	(1,578)	22,658	(732)	117,087	(2,310)
Obligations of U.S. government corporations and agencies	—	—	7,775	(29)	7,775	(29)
U.S. Treasury securities and obligations guaranteed by the U.S. government	53,118	(913)	18,080	(258)	71,198	(1,171)
Redeemable preferred stock	2,004	(21)	—	—	2,004	(21)
Total fixed maturity securities	561,537	(10,889)	202,928	(8,600)	764,465	(19,489)
Equity securities	17,816	(811)	5,685	(541)	23,501	(1,352)
Total investments available-for-sale	$579,353	$(11,700)	$208,613	$(9,141)	$787,966	$(20,841)
December 31, 2017
Fixed maturity securities:
State and municipal	$40,117	$(318)	$10,662	$(285)	$50,779	$(603)
Residential mortgage-backed	50,447	(261)	84,193	(2,180)	134,640	(2,441)
Corporate	113,464	(846)	66,954	(1,793)	180,418	(2,639)
Commercial mortgage and asset-backed	53,965	(244)	25,299	(454)	79,264	(698)
Obligations of U.S. government corporations and agencies	3,024	(1)	32,154	(100)	35,178	(101)
U.S. Treasury securities and obligations guaranteed by the U.S. government	50,760	(430)	26,707	(209)	77,467	(639)
Redeemable preferred stock	2,018	(7)	—	—	2,018	(7)
Total fixed maturity securities	313,795	(2,107)	245,969	(5,021)	559,764	(7,128)
Equity securities	5,859	(65)	5,665	(561)	11,524	(626)
Total investments available-for-sale	$319,654	$(2,172)	$251,634	$(5,582)	$571,288	$(7,754)

The Company held securities of 205 issuers that were in an unrealized loss position at March 31, 2018 with a total fair value of $788.0 million and gross unrealized losses of $20.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At March 31, 2018, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2018 had an aggregate fair value of $868,000 and an aggregate net unrealized loss of $26,000.
Management concluded that none of the fixed maturity securities with an unrealized loss at March 31, 2018 or December 31, 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2017, management concluded that one equity security, based on the severity and duration of the impairment, had experienced an other-than-temporary impairment. Accordingly, the Company recorded an impairment loss of $1.5 million in 2017. Management concluded that none of the other equity securities with an unrealized loss at December 31, 2017 experienced an other-than-temporary impairment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At December 31, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. Management concluded that an allowance for credit losses should be established on the loan at December 31, 2017 to reduce its carrying value to $0. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans were previously impacted by declining energy prices. At March 31, 2018, the Company’s oil and gas exposure in the bank loan portfolio was in three loans with a carrying value of $4.7 million and an unrealized loss of $143,000. All of the loans were current at March 31, 2018. Management concluded that two of these loans were impaired as of March 31, 2018. At March 31, 2018, the two impaired loans had a carrying value of $1.7 million, unpaid principal of $2.1 million and an allowance for credit losses of $300,000. At December 31, 2017, three loans were impaired with a carrying value of $4.6 million, unpaid principal of $6.9 million and an allowance for credit losses of $2.3 million.
Management concluded that one non-energy sector loan was impaired at December 31, 2017. At December 31, 2017, the impaired loan had a carrying value of $561,000, unpaid principal of $706,000, and an allowance for credit losses of $145,000.
The aggregate allowance for credit losses was $300,000 at March 31, 2018 on impaired loans from two issuers with a total carrying value of $1.7 million and unpaid principal of $2.1 million. At December 31, 2017, the aggregate allowance for credit losses was $3.2 million on impaired loans from five issuers with a total carrying value of $5.1 million and unpaid principal of $8.4 million. The aggregate allowance for credit losses on impaired loans was $639,000 at March 31, 2017 and $943,000 at December 31, 2016.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2018 or December 31, 2017.
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
The average recorded investment in impaired bank loans was $3.4 million and $5.3 million during the three months ended March 31, 2018 and 2017, respectively. Investment income of $20,000 and $84,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment gains of $3,000 and $177,000 in the three months ended March 31, 2018 and 2017, respectively, for changes in the fair value of impaired bank loans.
Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three months ended March 31, 2018 includes $3,000 of net trading losses, all relating to securities still held at March 31, 2018.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s realized gains and losses are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturity securities:
Gross realized gains	$22	$338
Gross realized losses	(223)	(296)
	(201)	42
Bank loan participations:
Gross realized gains	1,220	1,136
Gross realized losses	(100)	(539)
	1,120	597
Equity securities:
Gross realized gains	—	409
Gross realized losses	(15)	—
Changes in fair values of equity securities	(1,710)	—
	(1,725)	409
Short-term investments and other:
Gross realized gains	—	—
Gross realized losses	(4)	(1)
	(4)	(1)
Total	$(810)	$1,047

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Renewable energy LLCs (a)	$32,592	$32,063	$1,211	$5,594
Renewable energy notes receivable (b)	8,750	7,278	297	—
Limited partnerships (c)	29,132	26,367	226	382
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$74,974	$70,208	$1,820	$6,062

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company’s largest shareholder and the Company’s Non-Exucitive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.2 million and $1.6 million in the three months ended March 31, 2018 and 2017, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. At March 31, 2018, the Company holds an $8.8 million note issued by an affiliate of the Company’s largest shareholder. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $297,000 for the three months ended March 31, 2018.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $2.9 million at March 31, 2018. The Company recognized investment losses of $125,000 and investment income of $68,000 on the investment for the three months ended March 31, 2018 and 2017, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $26.3 million at March 31, 2018. Investment income of $351,000 and $314,000 was recognized on the investments for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $2.6 million in these limited partnerships.

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 in both three months ended March 31, 2018 and 2017. The Company’s Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At March 31, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $4.7 million at March 31, 2018, is classified as an available-for-sale fixed maturity.
The Company previously held common shares issued by the bank holding company. Realized investments gains of $409,000 were recognized in the three months ended March 31, 2017 related to the sale of common shares of the bank holding company.
The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2018, is carried as a short-term investment. Interest income of $0 and $1,000 was recognized on this investment for the three months ended March 31, 2018 and 2017, respectively.

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2018 and December 31, 2017.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,790	11,611	4,641
Identifiable intangible assets subject to amortization		11,611	4,790	11,611	4,641
		$42,975	$4,790	$42,975	$4,641

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Net income to shareholders	$15,633	$18,450

Weighted average common shares outstanding:
Basic	29,764,320	29,289,588
Common share equivalents	428,983	1,037,835
Diluted	30,193,303	30,327,423

Earnings per share:
Basic	$0.53	$0.63
Common share equivalents	(0.01)	(0.02)
Diluted	$0.52	$0.61
Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three months ended March 31, 2018 and 2017, common share equivalents of 192,817 and 97,755 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.
5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$989,825	$761,128
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	146,382	108,783
Prior years	(2,610)	(3,414)
Total incurred losses and loss and adjustment expenses	143,772	105,369
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	12,177	3,698
Prior years	83,117	71,018
Total loss and loss adjustment expense payments	95,294	74,716
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,038,303	791,781
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	331,245	188,782
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,369,548	$980,563

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $2.6 million of favorable reserve development in the three months ended March 31, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $1.1 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2016 and 2017 accident years. This favorable development occurred because our actuarial studies at March 31, 2018 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. The Specialty Admitted Insurance segment experienced $1.3 million of favorable development, primarily due to favorable development in the workers' compensation business for the 2014 through 2016 accident years. The Company also experienced $176,000 of favorable development in the Casualty Reinsurance segment.
The Company experienced $3.4 million of favorable reserve development in the three months ended March 31, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $3.2 million of favorable development in the Excess and Surplus Lines segment, primarily from the 2016 and 2014 accident years which were partially offset by adverse development in the 2006 accident year. This favorable development occurred because our actuarial studies at March 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business continues to be below our initial expected loss ratios. In addition, the Specialty Admitted Insurance segment experienced $42,000 of favorable development and the Casualty Reinsurance segment experienced $145,000 of favorable development.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive income:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(19,292)	$5,998
U.S. income taxes	544	(1,636)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(18,748)	4,362
Less reclassification adjustment:
Net realized investment (losses) gains	(201)	450
U.S. income tax expenses	—	(122)
Reclassification adjustment for investment (losses) gains realized in net income	(201)	328
Other comprehensive (loss) income	$(18,547)	$4,034
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $52.2 million of letters of credit were issued through March 31, 2018 which were secured by deposits of $64.2 million. Under a $102.5 million facility, $98.6 million of letters of credit were issued through March 31, 2018 which were secured by deposits of $125.9 million. Under a $100.0 million facility, $6.9 million of letters of credit were issued through March 31, 2018 which were secured by deposits of $10.0 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $283.1 million at March 31, 2018.
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At March 31, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $860.6 million, which exceeds the amount of claims receivable and unpaid reported losses

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. For the three months ended March 31, 2018 and 2017, gross fee income of $4.8 million and $3.8 million, respectively, was included in underwriting profit. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2018
Gross written premiums	$167,486	$87,401	$43,229	$—	$298,116
Net earned premiums	129,971	13,340	57,631	—	200,942
Underwriting profit of insurance segments	11,299	1,623	1,744	—	14,666
Net investment income	3,042	711	8,017	1,486	13,256
Interest expense	—	—	—	2,522	2,522
Segment revenues	137,327	13,955	65,526	1,536	218,344
Segment goodwill	181,831	—	—	—	181,831
Segment assets	909,963	495,096	1,368,872	88,079	2,862,010

Three Months Ended March 31, 2017
Gross written premiums	$108,995	$72,464	$42,720	$—	$224,179
Net earned premiums	93,849	16,253	44,585	—	154,687
Underwriting profit of insurance segments	8,800	842	1,093	—	10,735
Net investment income	3,183	636	7,124	5,790	16,733
Interest expense	—	—	—	2,123	2,123
Segment revenues	101,090	16,924	52,146	6,242	176,402
Segment goodwill	181,831	—	—	—	181,831
Segment assets	749,617	335,806	1,211,896	114,006	2,411,325

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$11,299	$8,800
Specialty Admitted Insurance	1,623	842
Casualty Reinsurance	1,744	1,093
Total underwriting profit of insurance segments	14,666	10,735
Other operating expenses of the Corporate and Other segment	(7,431)	(6,461)
Underwriting profit	7,235	4,274
Net investment income	13,256	16,733
Net realized investment (losses) gains	(810)	1,047
Amortization of intangible assets	(149)	(149)
Other income and expenses	104	200
Interest expense	(2,522)	(2,123)
Income before taxes	$17,114	$19,982

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amortization of policy acquisition costs	$30,198	$27,638
Other underwriting expenses of the operating segments	17,154	14,794
Other operating expenses of the Corporate and Other segment	7,431	6,461
Total	$54,783	$48,893
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
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2016.
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
 Assets measured at fair value on a recurring basis as of March 31, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$—	$139,725	$—	$139,725
Residential mortgage-backed	—	181,098	—	181,098
Corporate	—	439,626	—	439,626
Commercial mortgage and asset-backed	—	186,124	4,680	190,804
Obligations of U.S. government corporations and agencies	—	7,775	—	7,775
U.S. Treasury securities and obligations guaranteed by the U.S. government	81,640	579	—	82,219
Redeemable preferred stock	—	2,004	—	2,004
Total fixed maturity securities	81,640	956,931	4,680	1,043,251
Equity securities:
Preferred stock	—	67,709	—	67,709
Common stock	14,732	3,516	—	18,248
Total equity securities	14,732	71,225	—	85,957
Total available-for-sale securities	$96,372	$1,028,156	$4,680	$1,129,208
Trading securities:
Fixed maturity securities	$—	$3,805	$—	$3,805
Short-term investments	$1,000	$25,235	$—	$26,235

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

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $4.7 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the three months ended March 31, 2018 and 2017. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at March 31, 2018 and December 31, 2017.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the three months ended March 31, 2018 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at March 31, 2018.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
March 31, 2018
Bank loan participations held-for-investment	$—	$—	$1,741	$1,741
December 31, 2017
Bank loan participations held-for-investment	$—	$—	$5,111	$5,111

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $1.7 million at March 31, 2018 and $5.1 million at December 31, 2017.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2018, there were no investments for which external sources were unavailable to determine fair value. At December 31, 2017, there was one bank loan participation with an unpaid principal balance of $807,000 and a carrying value of zero for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$1,043,251	$1,043,251	$1,016,098	$1,016,098
Equity securities	85,957	85,957	82,522	82,522
Trading:
Fixed maturity securities	3,805	3,805	3,808	3,808
Bank loan participations held-for-investment	257,426	257,840	238,214	236,532
Cash and cash equivalents	151,046	151,046	163,495	163,495
Short-term investments	26,235	26,235	36,804	36,804
Other invested assets – notes receivable	13,250	19,056	11,778	17,104
Liabilities
Senior debt	98,300	98,871	98,300	97,884
Junior subordinated debt	104,055	118,752	104,055	116,569

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2018 and December 31, 2017 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2018 and December 31, 2017, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at March 31, 2018 and December 31, 2017 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 170,023 common shares in the three months ended March 31, 2018 with 127,196 new shares related to stock option exercises and 42,827 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,696,682 at December 31, 2017 to 29,866,705 at March 31, 2018.
The Company declared the following dividends during the first three months of 2018 and 2017:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9.0	million

2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9	million
Included in the dividends are $99,000 and $77,000 of dividend equivalents on RSUs, respectively. The balance of dividends payable was $409,000 at March, 31, 2018 and $434,000 at December 31, 2017.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at March 31, 2018, 1,658,715 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, restricted share units, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at March 31, 2018, 21,663 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes the option activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	195,509	$42.17
Exercised	(142,129)	$20.14	(97,211)	$17.23
Forfeited	—	$—	(50,062)	$27.97
End of period	1,337,107	$28.63	2,282,935	$24.62
Exercisable, end of period	983,508	$26.06	1,334,756	$20.47

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.4 years and 4.0 years, respectively.
RSUs
The following table summarizes the RSU activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	178,882	$37.93	196,800	$24.38
Granted	214,907	$39.81	117,879	$42.17
Vested	(62,714)	$40.90	(37,485)	$32.07
Forfeited	—	$—	(19,743)	$24.06
Unvested, end of period	331,075	$38.59	257,451	$31.43
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Share based compensation expense	$1,455	$1,794
U.S. tax benefit on share based compensation expense	173	469

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2018, the Company had $14.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.
12.    Subsequent Events
On May 1, 2018, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on June 29, 2018 to shareholders of record on June 11, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our underwriting profit for the three months ended March 31, 2018 was $7.2 million. In the prior year, for the same period, we had an underwriting profit of $4.3 million. Each of our operating segments experienced increases in underwriting profit from 2017 to 2018.
We are organized into four reportable segments, which are separately managed business units:

•
The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses in 49 states and the District of Columbia;

•
The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and to our U.S.-based insurance subsidiaries (primarily through quota share reinsurance), through JRG Reinsurance Company Ltd. (“JRG Re”), a Bermuda-based reinsurance company. In addition, Carolina Re Ltd (“Carolina Re”) was formed in 2018 to provide reinsurance to the Company's U.S. based insurance subsidiaries; and

•
The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, goodwill and intangible assets, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS
The following table summarizes our results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Gross written premiums	$298,116	$224,179	33.0%
Net retention (1)	70.8%	70.4%
Net written premiums	$210,978	$157,910	33.6%
Net earned premiums	$200,942	$154,687	29.9%
Losses and loss adjustment expenses	(143,772)	(105,369)	36.4%
Other operating expenses	(49,935)	(45,044)	10.9%
Underwriting profit (2), (3)	7,235	4,274	69.3%
Net investment income	13,256	16,733	(20.8)%
Net realized investment gains (losses)	(810)	1,047	‒
Other income and expense	104	200	(48.0)%
Interest expense	(2,522)	(2,123)	18.8%
Amortization of intangible assets	(149)	(149)	‒
Income before taxes	17,114	19,982	(14.4)%
Income tax expense	1,481	1,532	(3.3)%
Net income	$15,633	$18,450	(15.3)%
Adjusted net operating income (4)	$16,569	$17,719	(6.5)%
Ratios:
Loss ratio	71.5%	68.1%
Expense ratio	24.9%	29.1%
Combined ratio	96.4%	97.2%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting Profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)	Included in underwriting results for the three months ended March 31, 2018 and 2017 is gross fee income of $8.2 million and $5.9 million, respectively.

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
The Company had an underwriting profit of $7.2 million for the three months ended March 31, 2018. This compares to an underwriting profit of $4.3 million for the same period in the prior year.
The results for the three months ended March 31, 2018 and 2017 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized investment losses of $810,000 and net realized investment gains of $1.0 million for the three months ended March 31, 2018 and 2017, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $318,000 and $312,000 for the three months ended March 31, 2018 and 2017, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

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
Our income before taxes and net income for the three months ended March 31, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$17,114	$15,633	$19,982	$18,450
Net realized investment losses (gains)	810	665	(1,047)	(834)
Other expenses	4	20	(114)	(100)
Interest expense on leased building the Company is deemed to own for accounting purposes	318	251	312	203
Adjusted net operating income	$18,246	$16,569	$19,133	$17,719

Our combined ratio for the three months ended March 31, 2018 was 96.4%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2018 includes $2.6 million, or 1.3 percentage points, of net favorable reserve development on prior accident years, including $1.1 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $176,000 of net favorable reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended March 31, 2017 was 97.2%. The combined ratio included $3.4 million, or 2.2 percentage points, of net favorable reserve development on prior accident years, including $3.2 million of net favorable reserve development from the Excess and Surplus Lines segment, $42,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $145,000 of net favorable reserve development from the Casualty Reinsurance segment.
Our expense ratio improved from 29.1% for the three months ended March 31, 2017 to 24.9% for the three months ended March 31, 2018. The improvement is due to a 38.5% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in gross fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 64.7% of consolidated net earned premiums for the three months ended March 31, 2018. Gross fee income for the Company increased from $5.9 million for the three months ended March 31, 2017 to $8.2 million for the three months ended March 31, 2018.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in prior periods ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an Internal Revenue Code of 1986, as amended (the “Code”), Section 953(d) U.S. tax paying entity domiciled in Bermuda. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$167,486	$108,995	53.7%
Specialty Admitted Insurance	87,401	72,464	20.6%
Casualty Reinsurance	43,229	42,720	1.2%
	$298,116	$224,179	33.0%
Net written premiums:
Excess and Surplus Lines	$153,931	$96,971	58.7%
Specialty Admitted Insurance	13,818	18,059	(23.5)%
Casualty Reinsurance	43,229	42,880	0.8%
	$210,978	$157,910	33.6%
Net earned premiums:
Excess and Surplus Lines	$129,971	$93,849	38.5%
Specialty Admitted Insurance	13,340	16,253	(17.9)%
Casualty Reinsurance	57,631	44,585	29.3%
	$200,942	$154,687	29.9%

Each of our operating segments experienced growth in gross written premiums during 2018. Premiums for the Company for the three months ended March 31, 2018 were affected by the following:
Gross written premiums for the Excess and Surplus Lines segment (which represents 56.2% of our consolidated gross written premiums in the first three months of 2018) increased to $167.5 million for the three months ended March 31, 2018, 53.7% over the corresponding period in the prior year. Gross written premiums excluding commercial auto policies increased 34.8% for the three months ended March 31, 2018 compared to the same period in the prior year. Policy submissions excluding commercial auto policies were 8.1% higher and 7.9% more policies were bound in the three months ended March 31, 2018 than in the three months ended March 31, 2017. Rates for non-commercial auto policies were up compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the change in gross written premiums compared to the same period in 2017 was most notable in our:

•
Commercial Auto division (representing 46.1% of this segment’s business for the three months ended March 31, 2018), which increased $35.2 million (or 83.6%) for the three months ended March 31, 2018. This division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

•	General Casualty division (representing 8.7% of this segment’s business for three months ended March 31, 2018) which increased $6.0 million (or 69.9%) for the three months ended March 31, 2018.

•	Allied Health division (representing 12.6% of this segment’s business for the three months ended March 31, 2018) which increased $14.3 million (or 208.0%) for the three months ended March 31, 2018.

•	Energy division (representing 6.9% of this segment’s business for the three months ended March 31, 2018) which increased $5.7 million (or 96.8%) for the three months ended March 31, 2018.

•
Manufacturers and Contractors division (representing 10.5% of this segment’s business for the three months ended March 31, 2018) which decreased $4.5 million (or 20.2%) for the three months ended March 31, 2018.

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 29.3% of our consolidated gross written premiums for the three months ended March 31, 2018) are as follows:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Total workers’ compensation premium	$12,587	$11,799	6.7%
Fronting and program premium	74,814	60,665	23.3%
Specialty Admitted gross written premium	$87,401	$72,464	20.6%
A significant portion of the fronting business is ceded to third party reinsurers. As a result, our fronting net written premium for this segment increased by less than our gross written premiums, increasing $547,000 (or 7.4%) for the three months ended March 31, 2018.
Gross written premiums for the Casualty Reinsurance segment (which represents 14.5% of our consolidated gross written premiums in the first three months of 2018) increased 1.2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Adjustments to premium estimates in the three months ended March 31, 2018 on policies written in prior years increased written premium by $4.0 million, while adjustments to premium estimates in the three months ended March 31, 2017 reduced written premiums by $6.6 million. The premium increase resulting from premium adjustments was partially offset by the nonrenewal of a $3.6 million premium account and a reduction in the segment’s share assumed in another treaty that resulted in a $7.1 million decline in written premium on that account compared to prior year. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2018	2017
Excess and Surplus Lines	91.9%	89.0%
Specialty Admitted Insurance	15.8%	24.9%
Casualty Reinsurance	100.0%	100.4%
Total	70.8%	70.4%
The net premium retention for the Excess and Surplus Lines segment increased from 2017 to 2018 due to increased premium on our commercial auto business. We generally retain all of the premium written by the Commercial Auto division.
The net premium retention for the Specialty Admitted Insurance segment decreased from 2017 to 2018 as a result of growth in the segment's fronting business, which generally has much lower net premium retention than our workers’ compensation business. Fronting gross written premium grew 23.3% for the three months ended March 31, 2018 compared to the corresponding period in the prior year. For the three months ended March 31, 2018, the net retention on the segment’s fronting business was 10.6% compared to 12.2% in the three months ended March 31, 2017. The net retention on the workers’ compensation business was 46.8% and 90.5% in the three months ended March 31, 2018 and 2017, respectively. The significant decline in the net retention from the prior year is due to the 50% third-party quota share reinsurance coverage purchased in this business effective October 1, 2017.
The net retention for the Casualty Reinsurance segment for the three months ended March 31, 2017 included adjustments to the estimates of both gross and net written premiums from prior years that caused this segment’s net premium retention to slightly exceed 100% in the period.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2018	2017
Excess and Surplus Lines	91.3%	90.6%
Specialty Admitted Insurance	87.8%	94.8%
Casualty Reinsurance	97.0%	97.5%
Total	96.4%	97.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Gross written premiums	$167,486	$108,995	53.7%
Net written premiums	$153,931	$96,971	58.7%
Net earned premiums	$129,971	$93,849	38.5%
Losses and loss adjustment expenses	(100,619)	(66,568)	51.2%
Underwriting expenses	(18,053)	(18,481)	(2.3)%
Underwriting profit (1), (2)	$11,299	$8,800	28.4%
Ratios:
Loss ratio	77.4%	70.9%
Expense ratio	13.9%	19.7%
Combined ratio	91.3%	90.6%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $4.8 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively.
The loss ratio of 77.4% for the three months ended March 31, 2018 includes $1.1 million, or 0.9 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 70.9% for the three months ended March 31, 2017 includes $3.2 million, or 3.4 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in this segment reflects positive loss trends.
The expense ratio for this segment declined from 19.7% for the three months ended March 31, 2017 to 13.9% for the three months ended March 31, 2018. The decrease in the expense ratio is attributable to the increase in net earned premium of 38.5% for the three months ended March 31, 2018 without a proportional increase in the total amount of operating expenses. Gross fee income increased slightly and contributed to a reduction in the expense ratio of 3.7 percentage points for the three months ended March 31, 2018 compared to 4.1 percentage points for the three months ended March 31, 2017.
The reduced expense ratio and higher loss ratio in this segment is due to the increase in commercial auto premium as a percentage of the Excess and Surplus Lines segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 56.7% of the segment’s net earned premiums for the three months ended March 31, 2018, up from 46.0% for the three months ended March 31, 2017.
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 28.4% from $8.8 million for the three months ended March 31, 2017 to $11.3 million for the three months ended March 31, 2018.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Gross written premiums	$87,401	$72,464	20.6%
Net written premiums	$13,818	$18,059	(23.5)%
Net earned premiums	$13,340	$16,253	(17.9)%
Losses and loss adjustment expenses	(7,611)	(9,981)	(23.7)%
Underwriting expenses	(4,106)	(5,430)	(24.4)%
Underwriting profit (1), (2)	$1,623	$842	92.8%
Ratios:
Loss ratio	57.1%	61.4%
Expense ratio	30.7%	33.4%
Combined ratio	87.8%	94.8%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $3.3 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.
The loss ratio of 57.1% for the three months ended March 31, 2018 includes $1.3 million, or 9.9 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 61.4% for the three months ended March 31, 2017 includes $42,000, or 0.3 percentage points, in net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development in 2018 and 2017 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 30.7% for the three months ended March 31, 2018 compared to the prior year ratio of 33.4%. The expense ratio declined in 2018 for this segment due to gross fee income from the fronting business which increased 62.2% for the three months ended March 31, 2018 compared to the same period in the prior year.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 92.8% from $842,000 for the three months ended March 31, 2017 to $1.6 million for the three months ended March 31, 2018.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2018	2017	Change
	($ in thousands)
Gross written premiums	$43,229	$42,720	1.2%
Net written premiums	$43,229	$42,880	0.8%
Net earned premiums	$57,631	$44,585	29.3%
Losses and loss adjustment expenses	(35,542)	(28,820)	23.3%
Underwriting expenses	(20,345)	(14,672)	38.7%
Underwriting profit (1)	$1,744	$1,093	59.6%
Ratios:
Loss ratio	61.7%	64.6%
Expense ratio	35.3%	32.9%
Combined ratio	97.0%	97.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 61.7% for the three months ended March 31, 2018 includes $176,000, or 0.3 percentage points, of net favorable development in our loss estimates for prior accident years. The loss ratio of 64.6% for the three months ended March 31, 2017 includes $145,000, or 0.3 percentage points, in net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 35.3% for the three months ended March 31, 2018 compared to the prior year ratio of 32.9%. The increase is primarily due to increases in sliding scale ceding commissions associated with declining loss ratios on certain contracts.
As a result of the items discussed above, the Casualty Reinsurance segment had a $1.7 million underwriting profit for the three months ended March 31, 2018 and a $1.1 million underwriting profit for the three months ended March 31, 2017.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2018 was $1,369.5 million. Of this amount, 65.1% relates to amounts that are IBNR. This amount was 64.6% at December 31, 2017. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$246,521	$558,736	$805,257
Specialty Admitted Insurance	134,492	167,749	302,241
Casualty Reinsurance	97,139	164,911	262,050
Total	$478,152	$891,396	$1,369,548
At March 31, 2018, the amount of net reserves of $1,038.3 million that related to IBNR was 65.6%. This amount was 65.0% at December 31, 2017. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$227,947	$473,188	$701,135
Specialty Admitted Insurance	36,049	45,310	81,359
Casualty Reinsurance	92,754	163,055	255,809
Total	$356,750	$681,553	$1,038,303
Other Operating Expenses
In addition to the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, and the Casualty Reinsurance segment discussed previously, other operating expenses also includes the expenses of the Corporate and Other segment.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, and various other corporate expenses that are included in our calculation of our expense ratio and our combined ratio. Other operating expenses of the Corporate and Other segment represent the expenses of both the Bermuda and U.S. holding companies that were not reimbursed by our subsidiaries, including costs associated with our internal quota share, rating agencies and strategic initiatives. These costs vary from period-to-period based on the status of these initiatives.
For the three months ended March 31, 2018 and 2017, the total operating expenses of the Corporate and Other segment were $7.4 million and $6.5 million, respectively, representing a 15.0% increase over the prior year. The increase was driven by compensation costs, including stock compensation expenses, associated with increases in headcount and costs associated with the formation and operations of a new Class 3A reinsurer that has made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. See “Income Tax Expense” for additional discussions regarding this newly formed 953(d) reinsurer.

Investing Results
Net investment income for the three months ended March 31, 2018 and 2017 was $13.3 million and $16.7 million, respectively. The change in our net investment income is as follows:

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Renewable energy LLCs	$1,211	$5,594	(78.4)%
Other private investments	609	468	30.1%
Other invested assets	1,820	6,062	(70.0)%
All other net investment income	11,436	10,671	7.2%
Total net investment income	$13,256	$16,733	(20.8)%
The lower net investment income for the three months ended March 31, 2018 was driven by the performance of the Company’s renewable energy LLC investments. Net investment income from renewable energy LLCs declined from $5.6 million in the three months ended March 31, 2017 to $1.2 million in the three months ended March 31, 2018. These investments are interests in certain limited liability companies that are managed by an affiliate of our largest affiliated shareholders, and together, the carrying value of these investments was $32.6 million at March 31, 2018. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by 7.2% for the three months ending March 31, 2018 over the same period in the prior year. This increase in net investment income was partially due to a 12.2% increase in our average cash and invested assets for the three months ended March 31, 2018 compared to the same period in the prior year. The average duration of our fixed maturity portfolio was 3.5 years at March 31, 2018.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Fixed maturity securities	$8,030	$6,578
Bank loan participations	3,117	3,612
Equity securities	667	1,228
Other invested assets	1,820	6,062
Cash, cash equivalents, and short-term investments	592	254
Trading (losses) gains	(3)	3
Gross investment income	14,223	17,737
Investment expense	(967)	(1,004)
Net investment income	$13,256	$16,733
The following table summarizes our investment returns:

	Three Months Ended March 31,
	2018	2017
Annualized gross investment yield on:
Average cash and invested assets	3.5%	4.9%
Average fixed maturity securities	3.4%	3.4%
Of our total cash and invested assets of $1,642.7 million at March 31, 2018, $151.0 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,043.3 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $257.4 million of bank loan participations, $86.0 million of equity securities, $26.2 million of short-term investments, $75.0 million of other invested assets, and $3.8 million of fixed maturity securities classified as trading which are held at the U.S. holding company. Our trading portfolio is carried at fair value with changes to the value reported as net investment income in our condensed consolidated income statement.
The $257.4 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $300,000. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2018 and December 31, 2017, the fair market value of these securities was $257.8 million and $236.5 million, respectively.

For the three months ended March 31, 2018, the Company recognized net realized investment losses of $810,000, including $201,000 of net realized investment losses on the sale of fixed maturity securities and losses for the change in the fair value of equity securities of $1.7 million, partially offset by $1.1 million of net realized investment gains on the sale of bank loan securities ($807,000 of which related to the realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below).
For the three months ended March 31, 2017, we recognized net realized investment gains of $1.0 million, including $420,000 of net realized investment gains recognized on the sale of fixed maturities and $409,000 of net realized investment gains recognized on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
At December 31, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority (“PREPA”), a public corporation and governmental agency of the Commonwealth of Puerto Rico. PREPA’s credit strength and ability to make timely payments had been impacted by the economic conditions in Puerto Rico. The loan was scheduled to mature in November 2017, but the issuer deferred payment until March 2018. Based on this deferral request and the uncertainty regarding repayment, management had concluded that an allowance for credit losses should be established on the loan to reduce its carrying value to $0 at December 31, 2017. In the first quarter of 2018, the remaining principal balance on the loan was repaid, and the Company recognized an $807,000 realized investment gain associated with the repayment.
The Company’s bank loan portfolio includes loans to oil and gas companies in the energy sector. The market values of these loans were previously impacted by declining energy prices. At March 31, 2018, the Company’s oil and gas exposure in the bank loan portfolio was in three loans with a carrying value of $4.7 million and an unrealized loss of $143,000. All of the loans were current at March 31, 2018. Management concluded that two of these loans were impaired as of March 31, 2018. At March 31, 2018, the two impaired loans had a carrying value of $1.7 million, unpaid principal of $2.1 million and an allowance for credit losses of $300,000.
At March 31, 2018, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2018 had an aggregate fair value of $868,000 and an aggregate net unrealized loss of $26,000.
Management concluded that none of the fixed maturity securities with an unrealized loss at March 31, 2018 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	March 31, 2018			December 31, 2017
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$137,478	$139,725	12.4%	$139,382	$144,366	13.1%
Residential mortgage-backed	186,279	181,098	16.0%	160,379	158,661	14.4%
Corporate	445,058	439,626	38.9%	408,857	413,721	37.7%
Commercial mortgage and asset-backed	192,941	190,804	16.9%	182,595	182,611	16.6%
Obligations of U.S. government corporations and agencies	7,804	7,775	0.7%	35,948	35,847	3.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	83,317	82,219	7.3%	79,476	78,874	7.2%
Redeemable preferred stock	2,025	2,004	0.2%	2,025	2,018	0.2%
Total	1,054,902	1,043,251	92.4%	1,008,662	1,016,098	92.5%
Equity securities:
Preferred stock	61,287	67,710	6.0%	59,102	66,281	6.0%
Common stock	19,177	18,247	1.6%	16,216	16,241	1.5%
Total	80,464	85,957	7.6%	75,318	82,522	7.5%
Total investments	$1,135,366	$1,129,208	100.0%	$1,083,980	$1,098,620	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of March 31, 2018:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$193,381	18.5%
AA	407,937	39.0%
A	335,631	32.0%
BBB	109,240	10.4%
BB	—	—
Below BB and unrated	867	0.1%
Total	$1,047,056	100.0%
At March 31, 2018, our portfolio of fixed maturity securities contained corporate fixed maturity securities (both available-for-sale and trading) with a fair value of $439.6 million. A summary of these securities by industry segment is shown below as of March 31, 2018:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$170,025	38.7%
Consumer Discretionary	76,510	17.4%
Financial	73,696	16.8%
Health Care	63,910	14.5%
Utilities	55,485	12.6%
Total	$439,626	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of March 31, 2018:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$407,739	92.7%
Privately placed	31,887	7.3%
Total	$439,626	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2018
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$33,850	$33,743	3.2%
After one year through five years	327,069	323,368	31.0%
After five years through ten years	185,400	181,026	17.3%
After ten years	127,338	131,208	12.6%
Residential mortgage-backed	186,279	181,098	17.4%
Commercial mortgage and asset-backed	192,941	190,804	18.3%
Redeemable preferred stock	2,025	2,004	0.2%
Total	$1,054,902	$1,043,251	100.0%
At March 31, 2018, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.5 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, reflecting an increase in LIBOR rates from the prior year and a $10.0 million increase in Senior Debt outstanding. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 of amortization of intangible assets for each of the three months ended March 31, 2018 and 2017, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended March 31, 2018, our U.S. federal income tax expense was 8.7% of income before taxes compared to 7.7% for the three months ended March 31, 2017. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.4% and 10.9% of our available-for-sale securities at March 31, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation. Income tax expense for the three months ended March 31, 2018 reflect both the reduction in the enacted U.S. Federal tax rate from 35% in 2017 to 21% in 2018 as result of the Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) and the changes in our organizational structure in response to the Tax Act.
In response to the Tax Act, we made changes to our structure in 2018 to minimize the impact of the base erosion and anti-abuse tax (“BEAT”) that included the formation of Carolina Re, a Bermuda-domiciled, wholly-owned subsidiary of James River Group, Inc. Carolina Re is a Class 3A reinsurer and made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re. Carolina Re also entered into a stop loss reinsurance agreement with JRG Re. While Carolina Re is subject to U.S. corporate income tax, we will not be subject to BEAT in 2018 if we have sufficient regular U.S. income tax liability compared to the BEAT liability. The applicability of BEAT depends on a number of factors, and it is uncertain whether we will be subject to BEAT in future periods.

Financial results reflect provisional amounts related to the December 2017 enactment of the TCJA. These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the SEC or the Financial Accounting Standards Board, these estimates may be adjusted during 2018.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends and return of capital available to us from JRG Re in 2018 is calculated to be approximately $102.3 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2018 without regulatory approval is $37.0 million.
At March 31, 2018, the Bermuda holding company had $2.2 million of cash and cash equivalents. The U.S. holding company had $58.0 million of cash and invested assets, comprised of cash and cash equivalents of $4.2 million, fixed maturity securities of $3.8 million, short-term investments of $1.3 million, and other invested assets of $48.7 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2018.
Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the three months ended March 31, 2018 and 2017, our annualized net written premium to surplus ratio was 1.3 to 1.0 and 1.0 to 1.0, respectively.
The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at March 31, 2018:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2018, the Company had $98.6 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At March 31, 2018, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at March 31, 2018.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants with which we are in compliance at March 31, 2018. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes. At March 31, 2018, unsecured loans of $10.0 million and secured letters of credit totaling $6.9 million were outstanding on the facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2018, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2018 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2018.
At March 31, 2018 and December 31, 2017, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 22.8% and 22.6%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2018 and 2017, our net premium retention was 70.8% and 70.4%, respectively.

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of March 31, 2018:

Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.
Primary Casualty	Up to $2.0 million per occurrence. (1)
Excess Casualty	Up to $1.0 million per occurrence. (2)
Property	Up to $5.0 million per event. (3)

(1)	Total exposure to any one claim is generally $1.0 million.

(2)
For policies with an occurrence limit of $1.0 million or higher, the excess casualty treaty is set such that our retention is $1.0 million or less. For policies where we also write an underlying primary casualty policy, the net excess casualty limit is added to the primary limit and the retention remains the same at $1.0 million.

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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2018:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.4 million in excess of $600,000. (1)
Workers’ Compensation – Program	Quota share coverage for 50% of the first $600,000 per occurrence. (1)(2)
Commercial Auto – Program	Quota share coverage for 75% of $1.0 million per occurrence.
Commercial Auto – 3 Programs	Quota share coverage for 90% of $1.0 million per occurrence.
Professional Liability – Program	Quota share coverage for 77.5% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 90% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $44.0 million in excess of $1.0 million.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At March 31, 2018, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2018, we had reinsurance recoverables on unpaid losses of $331.2 million and reinsurance recoverables on paid losses of $16.5 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At March 31, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $860.6 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Cash Flows
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes. The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$48,461	$16,112
Investing activities	(53,244)	(22,067)
Financing activities	(7,666)	(9,605)
Change in cash and cash equivalents	$(12,449)	$(15,560)

Cash provided by operating activities increased from $16.1 million for the three months ended March 31, 2017 to $48.5 million for the three months ended March 31, 2018. The growth in cash provided by operating activities reflects a $53.1 million increase in net written premium for the three months ended March 31, 2018 compared to the same period in 2017. In addition, the growth in reserves for losses and loss adjustment exceeded the growth in premiums receivable by $38.2 million for the three months ended March 31, 2018 compared to $3.0 million in the three months ended March 31, 2017. The fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses has a favorable impact on our cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cash used in financing activities in the three months ended March 31, 2018 included $9.1 million of dividends paid to shareholders. Cash used in financing activities in the three months ended March 31, 2017 included $8.9 million of dividends paid to shareholders.
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
EQUITY
Equity Awards
For the three months ended March 31, 2018 and 2017, the Company recognized $1.5 million and $1.8 million, respectively, of share based compensation expense. The amount of unrecognized share based compensation expense to be recognized over the remaining weighted-average service period of 2.3 years at March 31, 2018 is $14.0 million. There were 142,129 and 97,211 options exercised during the three months ended March 31, 2018 and 2017, respectively. Additionally, 62,714 and 37,485 RSUs vested during the three months ended March 31, 2018 and 2017, respectively. The Company granted 214,907 and 117,879 RSUs during the three months ended March 31, 2018 and 2017, respectively. The RSUs vest over one to three years. The Company did not grant any options during the three months ended March 31, 2018. The Company granted 195,509 options with a weighted-average exercise price of $42.17 during the three months ended March 31, 2017.

RECONCILIATION OF NON-GAAP MEASURES
Reconciliation of Underwriting Profit
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Underwriting profit of the operating segments:
Excess and Surplus Lines	$11,299	$8,800
Specialty Admitted Insurance	1,623	842
Casualty Reinsurance	1,744	1,093
Total underwriting profit of operating segments	14,666	10,735
Other operating expenses of the Corporate and Other segment	(7,431)	(6,461)
Underwriting profit (1)	7,235	4,274
Net investment income	13,256	16,733
Net realized investment (losses) gains	(810)	1,047
Amortization of intangible assets	(149)	(149)
Other income and expenses	104	200
Interest expense	(2,522)	(2,123)
Income before taxes	$17,114	$19,982

(1)	Included in underwriting results for the three months ended March 31, 2018 and 2017 is gross fee income of $8.2 million and $5.9 million, respectively.
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
Our income before taxes and net income for the three months ended March 31, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$17,114	$15,633	$19,982	$18,450
Net realized investment losses (gains)	810	665	(1,047)	(834)
Other expenses	4	20	(114)	(100)
Interest expense on leased building the Company is deemed to own for accounting purposes	318	251	312	203
Adjusted net operating income	$18,246	$16,569	$19,133	$17,719

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
One of our key financial measures that we use to assess our longer term financial performance is our percentage growth in tangible equity per share and return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the three months ended March 31, 2018, our tangible equity per share decreased by 2.4%. Absent the $9.0 million in dividends to shareholders in the three months ended March 31, 2018, our tangible equity per share decreased by 0.6% for the three months ended March 31, 2018. Our operating return on tangible shareholders’ equity was 14.1% for the three months ended March 31, 2018.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2018 and December 31, 2017 and reconciles tangible equity to tangible equity before dividends as of March 31, 2018:

	March 31, 2018		December 31, 2017
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$685,770	$22.96	$694,699	$23.39
Less:
Goodwill	181,831	6.09	181,831	6.12
Intangible assets	38,185	1.28	38,334	1.29
Tangible equity	$465,754	$15.59	$474,534	$15.98
Dividends to shareholders for the three months ended March 31, 2018	9,049	0.30
Pre-dividend tangible equity	$474,803	$15.89

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

10.1	Employment Agreement, dated April 2, 2018, between Steven Hartman and James River Group, Inc.*

10.2
Employment Agreement, dated April 13, 2018, between Dennis Johnson and James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2018, Commission File No. 001-36777)*

10.3
Termination of Employment Agreement, dated April 13, 2018, between Dennis Johnson and JRG Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2018, Commission File No. 001-36777)*

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

James River Group Holdings, Ltd.

Date:	May 4, 2018	By:	/s/ Robert P. Myron
Robert P. Myron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)