Form 10-Q
period 2018-06-30
James River Group Holdings, Ltd.
filed 2018-08-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at August 1, 2018: 29,928,137

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2018	December 31, 2017
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2018 – $1,039,778; 2017 – $1,008,662)	$1,021,387	$1,016,098
Trading, at fair value (amortized cost: 2018 – $0; 2017 – $3,801)	—	3,808
Equity securities available-for-sale, at fair value (cost: 2018 – $77,995; 2017 – $75,318)	84,009	82,522
Bank loan participations held-for-investment, at amortized cost, net of allowance	253,689	238,214
Short-term investments	25,140	36,804
Other invested assets	76,813	70,208
Total invested assets	1,461,038	1,447,654

Cash and cash equivalents	267,367	163,495
Accrued investment income	9,502	8,381
Premiums receivable and agents’ balances, net	341,391	352,436
Reinsurance recoverable on unpaid losses	375,535	302,524
Reinsurance recoverable on paid losses	13,365	11,292
Prepaid reinsurance premiums	101,182	91,979
Deferred policy acquisition costs	65,462	72,365
Intangible assets, net	38,036	38,334
Goodwill	181,831	181,831
Other assets	82,667	86,404
Total assets	$2,937,376	$2,756,695

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2018	December 31, 2017
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,468,353	$1,292,349
Unearned premiums	417,771	418,114
Payables to reinsurers	69,812	56,268
Senior debt	98,300	98,300
Junior subordinated debt	104,055	104,055
Accrued expenses	40,342	39,295
Other liabilities	49,500	53,615
Total liabilities	2,248,133	2,061,996
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2018 and 2017: $0.0002 par value; 200,000,000 shares authorized; 29,917,821 and 29,696,682 shares issued and outstanding, respectively	6	6
Preferred Shares – 2018 and 2017: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	641,290	636,149
Retained earnings	66,677	48,198
Accumulated other comprehensive (loss) income	(18,730)	10,346
Total shareholders’ equity	689,243	694,699
Total liabilities and shareholders’ equity	$2,937,376	$2,756,695

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share amounts)
Revenues
Gross written premiums	$293,378	$281,475	$591,494	$505,654
Ceded written premiums	(104,772)	(73,651)	(191,910)	(139,920)
Net written premiums	188,606	207,824	399,584	365,734
Change in net unearned premiums	19,604	(23,747)	9,568	(26,970)
Net earned premiums	208,210	184,077	409,152	338,764
Net investment income	16,135	13,714	29,391	30,447
Net realized and unrealized (losses) gains on investments	(64)	307	(874)	1,354
Other income	3,760	4,296	8,716	8,231
Total revenues	228,041	202,394	446,385	378,796
Expenses
Losses and loss adjustment expenses	154,595	131,084	298,367	236,453
Other operating expenses	51,751	53,036	106,534	101,929
Other expenses	93	346	97	232
Interest expense	2,946	2,224	5,468	4,347
Amortization of intangible assets	149	149	298	298
Total expenses	209,534	186,839	410,764	343,259
Income before taxes	18,507	15,555	35,621	35,537
Income tax expense	1,523	1,014	3,004	2,546
Net income	16,984	14,541	32,617	32,991
Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(183) and $(727) in 2018 and $1,157 and $2,671 in 2017	(6,558)	6,708	(25,105)	10,742
Total comprehensive income	$10,426	$21,249	$7,512	$43,733
Per share data:
Basic earnings per share	$0.57	$0.49	$1.09	$1.12
Diluted earnings per share	$0.56	$0.48	$1.08	$1.09
Dividend declared per share	$0.30	$0.30	$0.60	$0.60
Weighted-average common shares outstanding:
Basic	29,882,988	29,406,877	29,823,982	29,348,557
Diluted	30,293,933	30,307,099	30,243,946	30,317,585

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2016	29,257,566	$6	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	32,991	—	32,991
Other comprehensive income	—	—	—	—	10,742	10,742
Dividends	—	—	—	(17,728)	—	(17,728)
Exercise of stock options	185,159	—	(2,458)	—	—	(2,458)
Vesting of RSUs	24,922	—	(627)	—	—	(627)
Compensation expense under share incentive plans	—	—	3,578	—	—	3,578
Balances at June 30, 2017	29,467,647	$6	$637,349	$70,495	$11,869	$719,719
Balances at December 31, 2017	29,696,682	$6	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	32,617	—	32,617
Other comprehensive loss	—	—	—	—	(25,105)	(25,105)
Dividends	—	—	—	(18,109)	—	(18,109)
Exercise of stock options	177,835	—	2,803	—	—	2,803
Vesting of RSUs	43,304	—	(777)	—	—	(777)
Compensation expense under share incentive plans	—	—	3,115	—	—	3,115
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	(711)	711	—
Balances at June 30, 2018	29,917,821	$6	$641,290	$66,677	$(18,730)	$689,243

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net cash provided by operating activities	$164,086	$65,326
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(178,600)	(196,208)
Sales – fixed maturity securities	65,275	33,723
Maturities and calls – fixed maturity securities	81,138	128,640
Purchases – equity securities	(5,949)	—
Sales – equity securities	3,179	409
Bank loan participations:
Purchases	(121,285)	(144,172)
Sales	77,933	79,959
Maturities	28,053	28,638
Other invested assets:
Purchases	(6,993)	(6,322)
Return of capital	308	—
Short-term investments, net	11,664	9,496
Securities receivable or payable, net	2,015	1,205
Purchases of property and equipment	(470)	(1,426)
Net cash used in investing activities	(43,732)	(66,058)
Financing activities
Dividends paid	(18,042)	(17,729)
Issuance of common shares under equity incentive plans	3,900	868
Common share repurchases	(1,874)	(3,953)
Other financing activities	(466)	(467)
Net cash used in financing activities	(16,482)	(21,281)
Change in cash and cash equivalents	103,872	(22,013)
Cash and cash equivalents at beginning of period	163,495	109,784
Cash and cash equivalents at end of period	$267,367	$87,771
Supplemental information
Interest paid	$5,368	$4,329

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

•	Carolina Re Ltd (“Carolina Re”) was formed in 2018 and provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re is a party to a stop loss reinsurance treaty with JRG Re.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $32.2 million and $32.1 million as of June 30, 2018 and December 31, 2017, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended June 30, 2018 and 2017, our U.S. federal income tax expense was 8.2% and 6.5% of income before taxes, respectively (8.4% and 7.2% for the six months ended June 30, 2018 and 2017, respectively). For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate (21% in 2018 and 35% in 2017) to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.5% and 12.3% of our available-for-sale securities at June 30, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation.
Financial results reflect provisional amounts related to the December 2017 enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). These provisional estimates are based on the Company’s initial analysis and current interpretation of the legislation. Given the complexity of the legislation, anticipated guidance from the U.S. Treasury, and the potential for additional guidance from the SEC or the Financial Accounting Standards Board (“FASB”), these estimates may be adjusted during 2018.
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
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption on January 1, 2018, the Company made a $4.7 million cumulative-effect adjustment to increase retained earnings and reduce accumulated other comprehensive income. The adoption of ASU 2016-01 did not materially impact the Company's financial position, cash flows, or total comprehensive income. The Company's results of operations were impacted as changes in fair value of equity instruments are now presented in net income rather than other comprehensive (loss) income. For the three and six months ended June 30, 2018, the respective impact on net income was an increase of $451,000 ($0.02 and $0.01 increase in basic and diluted earnings per share, respectively) and a reduction of $922,000 ($0.03 reduction in basic and diluted earnings per share).
Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued as a result of the enactment of the Tax Act on December 22, 2017. The ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the Tax Act out of accumulated other comprehensive income and into retained earnings. As the adoption of ASU 2016-01 in 2018 resulted in the reclassification of the entire unrealized balance on equity securities from accumulated other comprehensive income into retained earnings, only the stranded tax effects on the unrealized balances of fixed income securities were impacted by the adoption of ASU 2018-02. The reclassification resulted in a $711,000 decrease to the Company's retained earnings with a corresponding increase to accumulated other comprehensive income in the first quarter of 2018.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale investments are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
Fixed maturity securities:
State and municipal	$137,055	$3,590	$(2,272)	$138,373
Residential mortgage-backed	190,574	445	(6,268)	184,751
Corporate	439,993	1,655	(11,303)	430,345
Commercial mortgage and asset-backed	177,286	85	(2,929)	174,442
Obligations of U.S. government corporations and agencies	5,702	—	(13)	5,689
U.S. Treasury securities and obligations guaranteed by the U.S. government	87,143	26	(1,372)	85,797
Redeemable preferred stock	2,025	—	(35)	1,990
Total fixed maturity securities	1,039,778	5,801	(24,192)	1,021,387
Equity securities	77,995	6,675	(661)	84,009
Total investments available-for-sale	$1,117,773	$12,476	$(24,853)	$1,105,396
December 31, 2017
Fixed maturity securities:
State and municipal	$139,382	$5,587	$(603)	$144,366
Residential mortgage-backed	160,379	723	(2,441)	158,661
Corporate	408,857	7,503	(2,639)	413,721
Commercial mortgage and asset-backed	182,595	714	(698)	182,611
Obligations of U.S. government corporations and agencies	35,948	—	(101)	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	37	(639)	78,874
Redeemable preferred stock	2,025	—	(7)	2,018
Total fixed maturity securities	1,008,662	14,564	(7,128)	1,016,098
Equity securities	75,318	7,830	(626)	82,522
Total investments available-for-sale	$1,083,980	$22,394	$(7,754)	$1,098,620
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2018 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$40,895	$40,760
After one year through five years	317,761	312,999
After five years through ten years	193,545	187,368
After ten years	117,692	119,077
Residential mortgage-backed	190,574	184,751
Commercial mortgage and asset-backed	177,286	174,442
Redeemable preferred stock	2,025	1,990
Total	$1,039,778	$1,021,387

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2018
Fixed maturity securities:
State and municipal	$62,247	$(1,800)	$10,402	$(472)	$72,649	$(2,272)
Residential mortgage-backed	91,518	(2,123)	76,384	(4,145)	167,902	(6,268)
Corporate	292,519	(7,730)	57,914	(3,573)	350,433	(11,303)
Commercial mortgage and asset-backed	112,250	(2,194)	20,388	(735)	132,638	(2,929)
Obligations of U.S. government corporations and agencies	—	—	5,689	(13)	5,689	(13)
U.S. Treasury securities and obligations guaranteed by the U.S. government	70,158	(1,115)	13,397	(257)	83,555	(1,372)
Redeemable preferred stock	1,990	(35)	—	—	1,990	(35)
Total fixed maturity securities	630,682	(14,997)	184,174	(9,195)	814,856	(24,192)
Equity securities	10,128	(262)	5,627	(399)	15,755	(661)
Total investments available-for-sale	$640,810	$(15,259)	$189,801	$(9,594)	$830,611	$(24,853)
December 31, 2017
Fixed maturity securities:
State and municipal	$40,117	$(318)	$10,662	$(285)	$50,779	$(603)
Residential mortgage-backed	50,447	(261)	84,193	(2,180)	134,640	(2,441)
Corporate	113,464	(846)	66,954	(1,793)	180,418	(2,639)
Commercial mortgage and asset-backed	53,965	(244)	25,299	(454)	79,264	(698)
Obligations of U.S. government corporations and agencies	3,024	(1)	32,154	(100)	35,178	(101)
U.S. Treasury securities and obligations guaranteed by the U.S. government	50,760	(430)	26,707	(209)	77,467	(639)
Redeemable preferred stock	2,018	(7)	—	—	2,018	(7)
Total fixed maturity securities	313,795	(2,107)	245,969	(5,021)	559,764	(7,128)
Equity securities	5,859	(65)	5,665	(561)	11,524	(626)
Total investments available-for-sale	$319,654	$(2,172)	$251,634	$(5,582)	$571,288	$(7,754)

The Company held securities of 219 issuers that were in an unrealized loss position at June 30, 2018 with a total fair value of $830.6 million and gross unrealized losses of $24.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At June 30, 2018, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2018 or December 31, 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
Management concluded that certain loans in the Company's bank loan portfolio were impaired as of June 30, 2018. The aggregate allowance for credit losses was $1.2 million at June 30, 2018 on impaired loans from three issuers with a total carrying value of $2.2 million and unpaid principal of $3.5 million. At December 31, 2017, the aggregate allowance for credit losses was $3.2 million on impaired loans from five issuers with a total carrying value of $5.1 million and unpaid principal of $8.4 million. The aggregate allowance for credit losses on impaired loans was $705,000 at June 30, 2017 and $943,000 at December 31, 2016.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2018 or December 31, 2017.
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
The average recorded investment in impaired bank loans was $3.7 million and $5.0 million during the six months ended June 30, 2018 and 2017, respectively. Investment income of $65,000 and $179,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $896,000 and $893,000 in the three and six months ended June 30, 2018, respectively, for changes in the fair value of impaired bank loans ($42,000 of net realized investment losses and $135,000 of net realized investment gains in the three and six months ended June 30, 2017, respectively).
Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the three and six months ended June 30, 2018 includes $1,000 and $4,000 of net trading losses, respectively, all relating to securities sold during the three and six months ended June 30, 2018.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturity securities:
Gross realized gains	$360	$18	$382	$356
Gross realized losses	(252)	(31)	(475)	(327)
	108	(13)	(93)	29
Bank loan participations:
Gross realized gains	360	471	1,580	1,607
Gross realized losses	(1,006)	(150)	(1,106)	(689)
	(646)	321	474	918
Equity securities:
Gross realized gains	—	—	—	409
Gross realized losses	(47)	—	(62)	—
Changes in fair values of equity securities	521	—	(1,189)	—
	474	—	(1,251)	409
Short-term investments and other:
Gross realized gains	—	—	—	—
Gross realized losses	—	(1)	(4)	(2)
	—	(1)	(4)	(2)
Total	$(64)	$307	$(874)	$1,354

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Renewable energy LLCs (a)	$32,204	$32,063	$530	$1,521	$1,741	$7,115
Renewable energy notes receivable (b)	8,750	7,278	328	49	625	49
Limited partnerships (c)	31,359	26,367	1,092	703	1,319	1,085
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$76,813	$70,208	$2,036	$2,359	$3,857	$8,421

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an affiliate of the Company and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $2.1 million and $3.6 million in the six months ended June 30, 2018 and 2017, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. At June 30, 2018, the Company holds an $8.8 million note issued by an affiliate of the Company. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

on the note was $328,000 and $625,000 for the three and six months ended June 30, 2018, respectively ($49,000 for the three and six months ended June 30, 2017).

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.2 million at June 30, 2018. The Company recognized investment income of $333,000 and $208,000 on the investment for the three and six months ended June 30, 2018, respectively ($152,000 and $220,000 for the three and six months ended June 30, 2017, respectively). The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $28.1 million at June 30, 2018. Investment income of $759,000 and $1.1 million was recognized on the investments for the three and six months ended June 30, 2018, respectively ($551,000 and $865,000 for the three and six months ended June 30, 2017, respectively). At June 30, 2018, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 and $172,000, respectively, in both the three and six months ended June 30, 2018 and 2017. The Company’s Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At June 30, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $4.7 million at June 30, 2018, is classified as an available-for-sale fixed maturity.
The Company previously held common shares issued by the bank holding company. Realized investments gains of $409,000 were recognized in the six months ended June 30, 2017 related to the sale of common shares of the bank holding company.
The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2018, is carried as a short-term investment. Interest income of $3,000 was recognized on this investment for the six months ended June 30, 2018 and 2017.

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2018 and December 31, 2017.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	4,939	11,611	4,641
Identifiable intangible assets subject to amortization		11,611	4,939	11,611	4,641
		$42,975	$4,939	$42,975	$4,641

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Net income to shareholders	$16,984	$14,541	$32,617	$32,991

Weighted average common shares outstanding:
Basic	29,882,988	29,406,877	29,823,982	29,348,557
Common share equivalents	410,945	900,222	419,964	969,028
Diluted	30,293,933	30,307,099	30,243,946	30,317,585

Earnings per share:
Basic	$0.57	$0.49	$1.09	$1.12
Common share equivalents	(0.01)	(0.01)	(0.01)	(0.03)
Diluted	$0.56	$0.48	$1.08	$1.09
Common share equivalents relate to stock options and restricted share units (“RSU’s”). For the three and six months ended June 30, 2018, common share equivalents of 182,246 and 187,502 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive. For the three and six months ended June 30, 2017, common share equivalents of 201,821 and 150,075 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,038,303	$791,781	$989,825	$761,128
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	152,371	129,369	298,753	238,152
Prior years	2,224	1,715	(386)	(1,699)
Total incurred losses and loss and adjustment expenses	154,595	131,084	298,367	236,453
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	20,577	13,908	32,754	17,606
Prior years	79,503	69,449	162,620	140,467
Total loss and loss adjustment expense payments	100,080	83,357	195,374	158,073
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,092,818	839,508	1,092,818	839,508
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	375,535	221,553	375,535	221,553
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,468,353	$1,061,061	$1,468,353	$1,061,061

The Company experienced $2.2 million of adverse reserve development in the three months ended June 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $58,000 of favorable development in the Excess and Surplus Lines segment, primarily from $1.9 million of favorable development on the property catastrophe losses from the September 2017 storms coupled with adverse development in commercial auto business and favorable development in other core Excess and Surplus Lines. The Specialty Admitted Insurance segment experienced $167,000 of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years, partially offset by adverse development on certain terminated program business. The Company also experienced $2.4 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
The Company experienced $1.7 million of adverse reserve development in the three months ended June 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $1.4 million of favorable development in the Excess and Surplus Lines segment. The Specialty Admitted Insurance segment experienced $949,000 of adverse development, primarily due to adverse development in the programs business. The Company also experienced $2.2 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2010 and 2012 contracts with one reinsured.
The Company experienced $386,000 of favorable reserve development in the six months ended June 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $1.2 million of favorable development in the Excess and Surplus Lines segment, primarily from $1.9 million of favorable development on the property catastrophe losses from the September 2017 storms coupled with adverse development in commercial auto business and favorable development in other core Excess and Surplus Lines. The Specialty Admitted Insurance segment experienced $1.5 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years, partially offset by adverse development on certain terminated program business. The Company also experienced $2.3 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $1.7 million of favorable reserve development in the six months ended June 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $4.7 million of favorable development in the Excess and Surplus Lines segment. The Specialty Admitted Insurance segment experienced $907,000 of adverse development, primarily due to adverse development in the programs business which were partially offset by favorable development in the workers' compensation business. The Company also experienced $2.1 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2010 and 2012 contracts with one reinsured.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(6,633)	$7,853	$(25,925)	$13,851
U.S. income taxes	155	(1,156)	699	(2,792)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(6,478)	6,697	(25,226)	11,059
Less reclassification adjustment:
Net realized investment losses (gains)	108	(12)	(93)	438
U.S. income tax expenses	(28)	1	(28)	(121)
Reclassification adjustment for investment losses (gains) realized in net income	80	(11)	(121)	317
Other comprehensive (loss) income	$(6,558)	$6,708	$(25,105)	$10,742
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $45.5 million of letters of credit were issued through June 30, 2018 which were secured by deposits of $59.0 million. Under a $102.5 million facility, $100.2 million of letters of credit were issued through June 30, 2018 which were secured by deposits of $126.3 million. Under a $100.0 million facility, $6.9 million of letters of credit were issued through June 30, 2018 which were secured by deposits of $10.0 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $271.8 million at June 30, 2018.
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $944.8 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Gross fee income of $3.7 million and $4.2 million was included in underwriting profit for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, gross fee income of $8.5 million and $8.1 million, respectively, was included in underwriting profit. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2018
Gross written premiums	$165,398	$97,100	$30,880	$—	$293,378
Net earned premiums	139,127	14,266	54,817	—	208,210
Underwriting profit of insurance segments	10,117	988	1,729	—	12,834
Net investment income	4,350	839	9,662	1,284	16,135
Interest expense	—	—	—	2,946	2,946
Segment revenues	147,012	15,436	64,254	1,339	228,041
Segment goodwill	181,831	—	—	—	181,831
Segment assets	907,314	566,196	1,378,305	85,561	2,937,376

Three Months Ended June 30, 2017
Gross written premiums	$138,004	$76,771	$66,700	$—	$281,475
Net earned premiums	117,268	17,760	49,049	—	184,077
Underwriting profit (loss) of insurance segments	11,729	553	(2,023)	—	10,259
Net investment income	3,841	631	7,386	1,856	13,714
Interest expense	—	—	—	2,224	2,224
Segment revenues	125,484	18,435	56,574	1,901	202,394
Segment goodwill	181,831	—	—	—	181,831
Segment assets	779,428	369,515	1,268,560	114,550	2,532,053

Six Months Ended June 30, 2018
Gross written premiums	$332,884	$184,501	$74,109	$—	$591,494
Net earned premiums	269,098	27,606	112,448	—	409,152
Underwriting profit of insurance segments	21,416	2,611	3,473	—	27,500
Net investment income	7,392	1,550	17,679	2,770	29,391
Interest expense	—	—	—	5,468	5,468
Segment revenues	284,339	29,391	129,780	2,875	446,385
Segment goodwill	181,831	—	—	—	181,831
Segment assets	907,314	566,196	1,378,305	85,561	2,937,376

Six Months Ended June 30, 2017
Gross written premiums	$246,999	$149,235	$109,420	$—	$505,654
Net earned premiums	211,117	34,013	93,634	—	338,764
Underwriting profit (loss) of insurance segments	20,529	1,395	(930)	—	20,994
Net investment income	7,024	1,267	14,510	7,646	30,447
Interest expense	—	—	—	4,347	4,347
Segment revenues	226,574	35,359	108,720	8,143	378,796
Segment goodwill	181,831	—	—	—	181,831
Segment assets	779,428	369,515	1,268,560	114,550	2,532,053

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$10,117	$11,729	$21,416	$20,529
Specialty Admitted Insurance	988	553	2,611	1,395
Casualty Reinsurance	1,729	(2,023)	3,473	(930)
Total underwriting profit of insurance segments	12,834	10,259	27,500	20,994
Other operating expenses of the Corporate and Other segment	(7,307)	(6,095)	(14,738)	(12,556)
Underwriting profit	5,527	4,164	12,762	8,438
Net investment income	16,135	13,714	29,391	30,447
Net realized investment (losses) gains	(64)	307	(874)	1,354
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	4	(257)	108	(57)
Interest expense	(2,946)	(2,224)	(5,468)	(4,347)
Income before taxes	$18,507	$15,555	$35,621	$35,537

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amortization of policy acquisition costs	$28,672	$31,614	$58,870	$59,252
Other underwriting expenses of the operating segments	15,772	15,327	32,926	30,121
Other operating expenses of the Corporate and Other segment	7,307	6,095	14,738	12,556
Total	$51,751	$53,036	$106,534	$101,929
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
 Assets measured at fair value on a recurring basis as of June 30, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Available-for-sale securities:
Fixed maturity securities:
State and municipal	$—	$138,373	$—	$138,373
Residential mortgage-backed	—	184,751	—	184,751
Corporate	—	430,345	—	430,345
Commercial mortgage and asset-backed	—	169,762	4,680	174,442
Obligations of U.S. government corporations and agencies	—	5,689	—	5,689
U.S. Treasury securities and obligations guaranteed by the U.S. government	85,227	570	—	85,797
Redeemable preferred stock	—	1,990	—	1,990
Total fixed maturity securities	85,227	931,480	4,680	1,021,387
Equity securities:
Preferred stock	—	64,866	—	64,866
Common stock	15,311	3,832	—	19,143
Total equity securities	15,311	68,698	—	84,009
Total available-for-sale securities	$100,538	$1,000,178	$4,680	$1,105,396
Trading securities:
Fixed maturity securities	$—	$—	$—	$—
Short-term investments	$1,000	$24,140	$—	$25,140

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

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $4.7 million, and there was no activity (purchases, sales, transfers) involving Level 3 securities for the six months ended June 30, 2018 and 2017. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at June 30, 2018 and December 31, 2017.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 or 2017. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the six months ended June 30, 2018 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at June 30, 2018.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
June 30, 2018
Bank loan participations held-for-investment	$—	$—	$2,243	$2,243
December 31, 2017
Bank loan participations held-for-investment	$—	$—	$5,111	$5,111

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $2.2 million at June 30, 2018 and $5.1 million at December 31, 2017.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2018, there were no investments for which external sources were unavailable to determine fair value. At December 31, 2017, there was one bank loan participation with an unpaid principal balance of $807,000 and a carrying value of zero for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Available-for-sale:
Fixed maturity securities	$1,021,387	$1,021,387	$1,016,098	$1,016,098
Equity securities	84,009	84,009	82,522	82,522
Trading:
Fixed maturity securities	—	—	3,808	3,808
Bank loan participations held-for-investment	253,689	252,836	238,214	236,532
Cash and cash equivalents	267,367	267,367	163,495	163,495
Short-term investments	25,140	25,140	36,804	36,804
Other invested assets – notes receivable	13,250	18,880	11,778	17,104
Liabilities
Senior debt	98,300	97,960	98,300	97,884
Junior subordinated debt	104,055	115,472	104,055	116,569

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2018 and December 31, 2017 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2018 and December 31, 2017, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at June 30, 2018 and December 31, 2017 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 221,139 common shares in the six months ended June 30, 2018 with 177,835 new shares related to stock option exercises and 43,304 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,696,682 at December 31, 2017 to 29,917,821 at June 30, 2018.
The Company declared the following dividends during the first six months of 2018 and 2017:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9.0	million
May 1, 2018	$0.30	June 11, 2018	June 29, 2018	$9.1	million
	$0.60			$18.1	million

2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9	million
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8.9	million
	$0.60			$17.8	million
Included in the total dividends for the six months ended June 30, 2018 and 2017 are $197,000 and $154,000 of dividend equivalents on RSUs, respectively. The balance of dividends payable was $500,870 at June 30, 2018 and $434,000 at December 31, 2017.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2018, 1,692,615 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at June 30, 2018, 21,663 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes the option activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	205,244	$42.24
Exercised	(255,609)	$21.14	(443,114)	$18.72
Forfeited	(29,446)	$36.26	(50,062)	$27.97
End of period	1,194,181	$29.04	1,946,767	$25.69
Exercisable, end of period	876,816	$26.59	992,395	$20.95

All of the outstanding options vest over two to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than or equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable was 4.1 years and 3.8 years, respectively.
RSUs
The following table summarizes the RSU activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	178,882	$37.93	196,800	$24.38
Granted	214,907	$39.81	119,312	$42.19
Vested	(63,191)	$40.92	(39,113)	$32.01
Forfeited	(4,454)	$41.04	(19,743)	$24.06
Unvested, end of period	326,144	$38.55	257,256	$31.50
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Share based compensation expense	$1,660	$1,784	$3,115	$3,578
U.S. tax benefit on share based compensation expense	198	477	371	946

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2018, the Company had $11.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
12.    Subsequent Events
On July 31, 2018, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on September 28, 2018 to shareholders of record on September 10, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our underwriting profit for the three and six months ended June 30, 2018 was $5.5 million and $12.8 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $4.2 million and $8.4 million, respectively.
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

RESULTS OF OPERATIONS
The following table summarizes our results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$293,378	$281,475	4.2%	$591,494	$505,654	17.0%
Net retention (1)	64.3%	73.8%		67.6%	72.3%
Net written premiums	$188,606	$207,824	(9.2)%	$399,584	$365,734	9.3%
Net earned premiums	$208,210	$184,077	13.1%	$409,152	$338,764	20.8%
Losses and loss adjustment expenses	(154,595)	(131,084)	17.9%	(298,367)	(236,453)	26.2%
Other operating expenses	(48,088)	(48,829)	(1.5)%	(98,023)	(93,873)	4.4%
Underwriting profit (2), (3)	5,527	4,164	32.7%	12,762	8,438	51.2%
Net investment income	16,135	13,714	17.7%	29,391	30,447	(3.5)%
Net realized and unrealized (losses) gains on investments	(64)	307	‒	(874)	1,354	‒
Other income and expense	4	(257)	‒	108	(57)	‒
Interest expense	(2,946)	(2,224)	32.5%	(5,468)	(4,347)	25.8%
Amortization of intangible assets	(149)	(149)	‒	(298)	(298)	‒
Income before taxes	18,507	15,555	19.0%	35,621	35,537	0.2%
Income tax expense	1,523	1,014	50.2%	3,004	2,546	18.0%
Net income	$16,984	$14,541	16.8%	$32,617	$32,991	(1.1)%
Adjusted net operating income (4)	$17,569	$14,864	18.2%	$34,138	$32,583	4.8%
Ratios:
Loss ratio	74.2%	71.2%		72.9%	69.8%
Expense ratio	23.1%	26.5%		24.0%	27.7%
Combined ratio	97.3%	97.7%		96.9%	97.5%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)
Included in underwriting results for the three and six months ended June 30, 2018 is gross fee income of $7.4 million and $15.6 million, respectively ($6.9 million and $12.8 million for the same periods in the prior year).

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Three Months Ended June 30, 2018 and 2017
The Company had an underwriting profit of $5.5 million for the three months ended June 30, 2018. This compares to an underwriting profit of $4.2 million for the same period in the prior year.
The results for the three months ended June 30, 2018 and 2017 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment losses of $64,000 and net realized investment gains of $307,000 for the three months ended June 30, 2018 and 2017, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $457,000 and $313,000 for the three months ended June 30, 2018 and 2017, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized and unrealized gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees, and interest and other income and expenses on a leased building that we are deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income before taxes and net income for the three months ended June 30, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$18,507	$16,984	$15,555	$14,541
Net realized and unrealized investment losses (gains)	64	98	(307)	(248)
Other expenses	93	126	346	368
Interest expense on leased building the Company is deemed to own for accounting purposes	457	361	313	203
Adjusted net operating income	$19,121	$17,569	$15,907	$14,864

Our combined ratio for the three months ended June 30, 2018 was 97.3%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2018 includes $2.2 million, or 1.1 percentage points, of net adverse reserve development on prior accident years, including $58,000 of net favorable reserve development from the Excess and Surplus Lines segment, $167,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.4 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended June 30, 2017 was 97.7%. The combined ratio included $1.7 million, or 0.9 percentage points, of net adverse reserve development on prior accident years, including $1.4 million of net favorable reserve development from the Excess and Surplus Lines segment, $949,000 of net adverse reserve development from the Specialty Admitted Insurance segment, and $2.2 million of net adverse reserve development from the Casualty Reinsurance segment.
Our expense ratio improved from 26.5% for the three months ended June 30, 2017 to 23.1% for the three months ended June 30, 2018. The improvement is due to a 18.6% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in gross fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 66.8% of consolidated net earned premiums for the three months ended June 30, 2018. Gross fee income for the Company increased from $6.9 million for the three months ended June 30, 2017 to $7.4 million for the three months ended June 30, 2018.
Six Months Ended June 30, 2018 and 2017
The Company had an underwriting profit of $12.8 million for the six months ended June 30, 2018. This compares to an underwriting profit of $8.4 million for the same period in the prior year.
The results for the six months ended June 30, 2018 and 2017 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment losses of $874,000 and net realized investment gains of $1.4 million for the six months ended June 30, 2018 and 2017, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $775,000 and $625,000 for the six months ended June 30, 2018 and 2017, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

Our income before taxes and net income for the six months ended June 30, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Six Months Ended June 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$35,621	$32,617	$35,537	$32,991
Net realized and unrealized investment losses (gains)	874	763	(1,354)	(1,082)
Other expenses	97	146	232	268
Interest expense on leased building the Company is deemed to own for accounting purposes	775	612	625	406
Adjusted net operating income	$37,367	$34,138	$35,040	$32,583

Our combined ratio for the six months ended June 30, 2018 was 96.9%. The combined ratio for the six months ended June 30, 2018 includes $386,000, or 0.1 percentage points, of net favorable reserve development on prior accident years, including $1.2 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.5 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.3 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the six months ended June 30, 2017 was 97.5%. The combined ratio included $1.7 million, or 0.5 percentage points, of net favorable reserve development on prior accident years, including $4.7 million of net favorable reserve development from the Excess and Surplus Lines segment, $907,000 of net adverse reserve development from the Specialty Admitted Insurance segment, and $2.1 million of net adverse reserve development from the Casualty Reinsurance segment.
Our expense ratio improved from 27.7% for the six months ended June 30, 2017 to 24.0% for the six months ended June 30, 2018. The improvement is due to a 27.5% increase in the net earned premiums of the Excess and Surplus Lines segment and an increase in gross fee income for the Company as a whole. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 65.8% of consolidated net earned premiums for the six months ended June 30, 2018. Gross fee income for the Company increased from $12.8 million for the six months ended June 30, 2017 to $15.6 million for the six months ended June 30, 2018.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in prior periods ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an Internal Revenue Code of 1986, as amended (the “Code”), Section 953(d) U.S. tax paying entity domiciled in Bermuda. JRG Re also provides stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$165,398	$138,004	19.9%	$332,884	$246,999	34.8%
Specialty Admitted Insurance	97,100	76,771	26.5%	184,501	149,235	23.6%
Casualty Reinsurance	30,880	66,700	(53.7)%	74,109	109,420	(32.3)%
	$293,378	$281,475	4.2%	$591,494	$505,654	17.0%
Net written premiums:
Excess and Surplus Lines	$143,235	$124,197	15.3%	$297,166	$221,168	34.4%
Specialty Admitted Insurance	14,487	16,900	(14.3)%	28,305	34,959	(19.0)%
Casualty Reinsurance	30,884	66,727	(53.7)%	74,113	109,607	(32.4)%
	$188,606	$207,824	(9.2)%	$399,584	$365,734	9.3%
Net earned premiums:
Excess and Surplus Lines	$139,127	$117,268	18.6%	$269,098	$211,117	27.5%
Specialty Admitted Insurance	14,266	17,760	(19.7)%	27,606	34,013	(18.8)%
Casualty Reinsurance	54,817	49,049	11.8%	112,448	93,634	20.1%
	$208,210	$184,077	13.1%	$409,152	$338,764	20.8%

Gross written premiums for the Excess and Surplus Lines segment (which represents 56.3% of our consolidated gross written premiums in the first six months of 2018) increased 19.9% and 34.8% over the corresponding three and six month periods in the prior year. Excluding commercial auto policies, gross written premiums increased 15.3% and 24.6% over the corresponding three and six month periods in the prior year. Policy submissions excluding commercial auto policies were 9.0% higher and 9.5% more policies were bound in the six months ended June 30, 2018 than in the six months ended June 30, 2017. Rates for the Excess and Surplus Lines segment were up compared to the six months ended June 30, 2017. The change in gross written premiums compared to the same period in 2017 was most notable in our Commercial Auto, Manufacturers and Contractors, General Casualty, Excess Casualty, Allied Health, and Energy divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Commercial Auto	$81,127	$64,915	25.0%	$158,339	$106,965	48.0%
Manufacturers & Contractors	22,034	22,896	(3.8)%	39,634	44,955	(11.8)%
General Casualty	16,726	10,435	60.3%	31,278	19,000	64.6%
Excess Casualty	14,870	10,406	42.9%	24,666	19,920	23.8%
Allied Health	2,421	4,319	(43.9)%	23,543	11,177	110.6%
Energy	6,607	7,017	(5.8)%	18,127	12,872	40.8%
All other divisions	21,613	18,016	20.0%	37,297	32,110	16.2%
Excess and Surplus Lines gross written premium	$165,398	$138,004	19.9%	$332,884	$246,999	34.8%

The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 31.2% of our consolidated gross written premiums for the six months ended June 30, 2018) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Individual risk workers’ compensation premium	$12,808	$9,774	31.0%	$25,395	$21,573	17.7%
Fronting and program premium	84,292	66,997	25.8%	159,106	127,662	24.6%
Specialty Admitted gross written premium	$97,100	$76,771	26.5%	$184,501	$149,235	23.6%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
The premium growth in our fronting and program business was driven by growth in the gross written premium from our largest agency relationship, which produced $106.7 million of gross written premium for the six months ended June 30, 2018, up from $76.7 million for the six months ended June 30, 2017.
A significant portion of the fronting business is ceded to third party reinsurers. As a result, our fronting net written premium for this segment increased by less than our gross written premiums, increasing 2.7% and 4.9% for the three and six months ended June 30, 2018, respectively.
Gross written premiums for the Casualty Reinsurance segment (which represents 12.5% of our consolidated gross written premiums in the first six months of 2018) decreased 53.7% and 32.3% from the corresponding three and six month periods in the prior year. The reduction in gross written premium in this segment was in line with our expectations and consistent with our planned reductions for the Casualty Reinsurance segment as we redeploy our capital to where we believe we can make the highest operating returns on tangible equity. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Excess and Surplus Lines	86.6%	90.0%	89.3%	89.5%
Specialty Admitted Insurance	14.9%	22.0%	15.3%	23.4%
Casualty Reinsurance	100.0%	100.0%	100.0%	100.2%
Total	64.3%	73.8%	67.6%	72.3%
The net premium retention for the Specialty Admitted Insurance segment decreased from 2017 to 2018 as a result of growth in the segment's fronting business, which generally has much lower net premium retention than our workers’ compensation business. Fronting gross written premium grew 25.8% and 24.6% for the three and six months ended June 30, 2018 compared to the corresponding period in the prior year. For the three and six months ended June 30, 2018, the net retention on the segment’s fronting business was 9.9% and 10.2%, respectively (12.1% in both the three and six months ended June 30, 2017, respectively), while the net retention on the workers’ compensation business was 48.0% and 47.4%, respectively (89.9% and 90.2% in the three and six months ended June 30, 2017, respectively). The significant decline in the net retention from the prior year on the workers' compensation business is due to the 50% third-party quota share reinsurance coverage purchased in this business effective October 1, 2017.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Excess and Surplus Lines	92.7%	90.0%	92.0%	90.3%
Specialty Admitted Insurance	93.1%	96.9%	90.5%	95.9%
Casualty Reinsurance	96.8%	104.1%	96.9%	101.0%
Total	97.3%	97.7%	96.9%	97.5%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$165,398	$138,004	19.9%	$332,884	$246,999	34.8%
Net written premiums	$143,235	$124,197	15.3%	$297,166	$221,168	34.4%
Net earned premiums	$139,127	$117,268	18.6%	$269,098	$211,117	27.5%
Losses and loss adjustment expenses	(109,607)	(86,521)	26.7%	(210,226)	(153,089)	37.3%
Underwriting expenses	(19,403)	(19,018)	2.0%	(37,456)	(37,499)	(0.1)%
Underwriting profit (1), (2)	$10,117	$11,729	(13.7)%	$21,416	$20,529	4.3%
Ratios:
Loss ratio	78.8%	73.8%		78.1%	72.5%
Expense ratio	13.9%	16.2%		13.9%	17.8%
Combined ratio	92.7%	90.0%		92.0%	90.3%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $3.7 million and $8.5 million for the three and six months ended June 30, 2018, respectively ($4.2 million and $8.1 million for the same periods in the prior year).

The loss ratio of 78.8% and 78.1% for the three and six months ended June 30, 2018 includes $58,000 and $1.2 million (0.0 and 0.4 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio of 73.8% and 72.5% for the three and six months ended June 30, 2017 includes $1.4 million and $4.7 million (1.2 and 2.2 percentage points), respectively, in net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment declined from 16.2% and 17.8% for the three and six months ended June 30, 2017 to 13.9% for both the three and six months ended June 30, 2018. The decrease in the expense ratio is attributable to the increase in net earned premium of 18.6% and 27.5% for the three and six months ended June 30, 2018, respectively, without a proportional increase in the total amount of operating expenses. Gross fee income contributed to a reduction in the expense ratio of 2.6 and 3.2 percentage points for the three and six months ended June 30, 2018, respectively (3.6 and 3.8 percentage points for the same periods in the prior year).
The reduced expense ratio and higher loss ratio in this segment is due to the increase in commercial auto premium as a percentage of the Excess and Surplus Lines segment’s total premium. Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 57.3% and 57.0% of the segment’s net earned premiums for the three and six months ended June 30, 2018, respectively (53.6% and 50.2% for the same periods in the prior year).
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 13.7% and increased 4.3% from $11.7 million and $20.5 million for the three and six months ended June 30, 2017, respectively, to $10.1 million and $21.4 million for the three and six months ended June 30, 2018.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$97,100	$76,771	26.5%	$184,501	$149,235	23.6%
Net written premiums	$14,487	$16,900	(14.3)%	$28,305	$34,959	(19.0)%
Net earned premiums	$14,266	$17,760	(19.7)%	$27,606	$34,013	(18.8)%
Losses and loss adjustment expenses	(9,426)	(11,867)	(20.6)%	(17,037)	(21,848)	(22.0)%
Underwriting expenses	(3,852)	(5,340)	(27.9)%	(7,958)	(10,770)	(26.1)%
Underwriting profit (1), (2)	$988	$553	78.7%	$2,611	$1,395	87.2%
Ratios:
Loss ratio	66.1%	66.8%		61.7%	64.2%
Expense ratio	27.0%	30.1%		28.8%	31.7%
Combined ratio	93.1%	96.9%		90.5%	95.9%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $3.7 million and $7.1 million for the three and six months ended June 30, 2018, respectively ($2.7 million and $4.7 million for the same periods in the prior year).

The loss ratio of 66.1% and 61.7% for the three and six months ended June 30, 2018 includes $167,000 and $1.5 million (1.2 and 5.4 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development in 2018 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected. The loss ratio of 66.8% and 64.2% for the three and six months ended June 30, 2017 includes $949,000 and $907,000 (5.3 and 2.7 percentage points), respectively, in net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Specialty Admitted Insurance segment was 27.0% and 28.8% for the three and six months ended June 30, 2018 compared to the prior year ratios of 30.1% and 31.7%, respectively. The expense ratio declined in 2018 for this segment due to gross fee income from the fronting business which increased 39.7% and 49.5% for the three and six months ended June 30, 2018 compared to the same periods in the prior year and to ceding commissions received on the 50% third-party quota share reinsurance coverage purchased on individual risk workers' compensation business effective October 1, 2017.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 78.7% and 87.2% from $553,000 and $1.4 million for the three and six months ended June 30, 2017, respectively, to $988,000 and $2.6 million for the three and six months ended June 30, 2018.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$30,880	$66,700	(53.7)%	$74,109	$109,420	(32.3)%
Net written premiums	$30,884	$66,727	(53.7)%	$74,113	$109,607	(32.4)%
Net earned premiums	$54,817	$49,049	11.8%	$112,448	$93,634	20.1%
Losses and loss adjustment expenses	(35,562)	(32,696)	8.8%	(71,104)	(61,516)	15.6%
Underwriting expenses	(17,526)	(18,376)	(4.6)%	(37,871)	(33,048)	14.6%
Underwriting profit (1)	$1,729	$(2,023)	‒	$3,473	$(930)	‒
Ratios:
Loss ratio	64.9%	66.7%		63.2%	65.7%
Expense ratio	31.9%	37.4%		33.7%	35.3%
Combined ratio	96.8%	104.1%		96.9%	101.0%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 64.9% and 63.2% for the three and six months ended June 30, 2018 includes $2.4 million and $2.3 million (4.5 and 2.0 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The adverse reserve development was primarily related to losses from risk profiles and treaty structures that we no longer underwrite. The loss ratio of 66.7% and 65.7% for the three and six months ended June 30, 2017 includes $2.2 million and $2.1 million (4.5 and 2.2 percentage points), respectively, in net adverse reserve development in our loss estimates for prior accident years, primarily resulting from the 2010 and 2012 contracts with one reinsured.
The expense ratio of the Casualty Reinsurance segment was 31.9% and 33.7% for the three and six months ended June 30, 2018, respectively, compared to the prior year ratios of 37.4% and 35.3%, respectively. The decrease in the expense ratio is attributable to the increase in net earned premium of 11.8% and 20.1% for the three and six months ended June 30, 2018, respectively, without a proportional increase in the total amount of operating expenses. In addition, the expense ratio for the three and six months ended June 30, 2017 was impacted by the correction of a contingent commission accrual and related commission expense, which increased underwriting expenses by $2.0 million in the three and six months ended June 30, 2017.
As a result of the items discussed above, underwriting profit for the Casualty Reinsurance segment was $1.7 million and $3.5 million for the three and six months ended June 30, 2018, respectively, compared to underwriting losses of $2.0 million and $930,000 for the three and six months ended June 30, 2017, respectively.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2018 was $1,468.4 million. Of this amount, 63.2% relates to amounts that are IBNR. This amount was 64.6% at December 31, 2017. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$284,951	$571,193	$856,144
Specialty Admitted Insurance	147,371	195,623	342,994
Casualty Reinsurance	107,746	161,469	269,215
Total	$540,068	$928,285	$1,468,353
At June 30, 2018, the amount of net reserves of $1,092.8 million that related to IBNR was 63.5%. This amount was 65.0% at December 31, 2017. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$259,789	$485,287	$745,076
Specialty Admitted Insurance	35,541	49,000	84,541
Casualty Reinsurance	103,542	159,659	263,201
Total	$398,872	$693,946	$1,092,818
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
For the three months ended June 30, 2018 and 2017, the total operating expenses of the Corporate and Other segment were $7.3 million and $6.1 million, respectively, representing a 19.9% increase over the prior year. For the six months ended June 30, 2018 and 2017, the total operating expenses of the Corporate and Other segment were $14.7 million and $12.6 million, respectively, representing a 17.4% increase over the prior year. The increases were driven by compensation costs, including stock compensation expenses, associated with increases in headcount and costs associated with the formation and operations of Carolina Re (a new Class 3A reinsurer that has made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. See “Income Tax Expense” for additional discussions regarding this newly formed 953(d) reinsurer).
Investing Results
Net investment income was $16.1 million and $29.4 million for the three and six months ended June 30, 2018, respectively, compared to $13.7 million and $30.4 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Renewable energy LLCs	$530	$1,521	(65.2)%	$1,741	$7,115	(75.5)%
Other private investments	1,506	838	79.7%	2,116	1,306	62.0%
Other invested assets	2,036	2,359	(13.7)%	3,857	8,421	(54.2)%
All other net investment income	14,099	11,355	24.2%	25,534	22,026	15.9%
Total net investment income	$16,135	$13,714	17.7%	$29,391	$30,447	(3.5)%
Net investment income from renewable energy LLCs declined from $1.5 million and $7.1 million in three and six months ended June 30, 2017, respectively, to $530,000 and $1.7 million in the three and six months ended June 30, 2018, respectively. These investments are interests in certain limited liability companies that are managed by an affiliate of the Company, and together, the carrying value of these investments was $32.2 million at June 30, 2018. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by 24.2% and 15.9% for the three and six months ending June 30, 2018, respectively, over the same periods in the prior year. This increase in net investment income was due to a 13.8% and 13.4% increase in our average cash and invested assets for the three and six months ended June 30, 2018 compared to the same periods in the prior year, as well as increases in average investment yields. The average duration of our fixed maturity portfolio was 3.4 years at June 30, 2018.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Fixed maturity securities	$7,733	$6,420	$15,101	$13,190
Bank loan participations	5,435	4,639	8,552	8,251
Equity securities	1,346	1,229	2,674	2,457
Other invested assets	2,036	2,359	3,857	8,421
Cash, cash equivalents, short-term investments, and other	640	56	1,232	118
Trading (losses) gains	(1)	(2)	(4)	1
Gross investment income	17,189	14,701	31,412	32,438
Investment expense	(1,054)	(987)	(2,021)	(1,991)
Net investment income	$16,135	$13,714	$29,391	$30,447

The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Annualized gross investment yield on:
Average cash and invested assets	4.1%	4.0%	3.8%	4.4%
Average fixed maturity securities	4.0%	3.6%	3.7%	3.5%
Of our total cash and invested assets of $1,728.4 million at June 30, 2018, $267.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,021.4 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $253.7 million of bank loan participations, $84.0 million of equity securities, $25.1 million of short-term investments, and $76.8 million of other invested assets.
The $253.7 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of an allowance for credit losses of $1.2 million. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2018 and December 31, 2017, the fair market value of these securities was $252.8 million and $236.5 million, respectively.
For the six months ended June 30, 2018, the Company recognized net realized and unrealized investment losses of $874,000 ($64,000 for the three months ended June 30, 2018), including $1.2 million for the change in the fair value of equity securities, $1.4 million of net realized investment gains on the sale of bank loan securities (including an $807,000 realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below), and $893,000 of net realized investment losses from an increase in our bank loan credit allowance.
For the six months ended June 30, 2017, the Company recognized net realized investment gains of $1.4 million ($307,000 for the three months ended June 30, 2017), including $783,000 of net realized investment gains recognized on the sale of bank loan securities, $409,000 of net realized investment gains recognized on the sale of equity securities, and $135,000 of net realized investment gains from a reduction in our bank loan credit allowance.
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
Management concluded that certain loans in the Company's bank loan portfolio were impaired as of June 30, 2018. The aggregate allowance for credit losses was $1.2 million at June 30, 2018 on impaired loans from three issuers with a total carrying value of $2.2 million and unpaid principal of $3.5 million.
At June 30, 2018, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2018 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our investments in available-for-sale securities were as follows:

	June 30, 2018			December 31, 2017
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities:
State and municipal	$137,055	$138,373	12.5%	$139,382	$144,366	13.1%
Residential mortgage-backed	190,574	184,751	16.7%	160,379	158,661	14.4%
Corporate	439,993	430,345	38.9%	408,857	413,721	37.7%
Commercial mortgage and asset-backed	177,286	174,442	15.8%	182,595	182,611	16.6%
Obligations of U.S. government corporations and agencies	5,702	5,689	0.5%	35,948	35,847	3.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	87,143	85,797	7.8%	79,476	78,874	7.2%
Redeemable preferred stock	2,025	1,990	0.2%	2,025	2,018	0.2%
Total	1,039,778	1,021,387	92.4%	1,008,662	1,016,098	92.5%
Equity securities:
Preferred stock	58,818	64,866	5.9%	59,102	66,281	6.0%
Common stock	19,177	19,143	1.7%	16,216	16,241	1.5%
Total	77,995	84,009	7.6%	75,318	82,522	7.5%
Total investments	$1,117,773	$1,105,396	100.0%	$1,083,980	$1,098,620	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities (both available-for-sale and trading) by rating as of June 30, 2018:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$173,971	17.0%
AA	411,653	40.3%
A	328,563	32.2%
BBB	107,200	10.5%
Total	$1,021,387	100.0%
At June 30, 2018, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $430.3 million. A summary of these securities by industry segment is shown below as of June 30, 2018:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$116,581	27.0%
Financial	71,756	16.7%
Consumer Discretionary	67,785	15.8%
Health Care	63,750	14.8%
Consumer Staples	55,980	13.0%
Utilities	54,493	12.7%
Total	$430,345	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of June 30, 2018:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$399,681	92.9%
Privately placed	30,664	7.1%
Total	$430,345	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2018
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$40,895	$40,760	4.0%
After one year through five years	317,761	312,999	30.6%
After five years through ten years	193,545	187,368	18.3%
After ten years	117,692	119,077	11.7%
Residential mortgage-backed	190,574	184,751	18.1%
Commercial mortgage and asset-backed	177,286	174,442	17.1%
Redeemable preferred stock	2,025	1,990	0.2%
Total	$1,039,778	$1,021,387	100.0%
At June 30, 2018, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.9 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively ($5.5 million and $4.3 million for the respective six month periods). The increase in interest expense over the prior year reflects higher LIBOR rates and a $10.0 million increase in Senior Debt outstanding. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $298,000 of amortization of intangible assets for each of the three and six months ended June 30, 2018 and 2017, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended June 30, 2018 and 2017, our U.S. federal income tax expense was 8.2% and 6.5% of income before taxes, respectively (8.4% and 7.2% for the six months ended June 30, 2018 and 2017, respectively). For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 12.5% and 12.3% of our available-for-sale securities at June 30, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation. Income tax expense for the three and six months ended June 30, 2018 reflects both the reduction in the enacted U.S. Federal tax rate from 35% in 2017 to 21% in 2018 as a result of Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), and the changes in our organizational structure in response to the Tax Act.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends and return of capital available to us from JRG Re in 2018 is calculated to be approximately $102.3 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2018 without regulatory approval is $37.0 million. In the three months ended June 30, 2018, a $15.0 million dividend was paid to the U.S. holding company by James River Insurance Company.
At June 30, 2018, the Bermuda holding company had $1.7 million of cash and cash equivalents. The U.S. holding company had $55.8 million of cash and invested assets, comprised of cash and cash equivalents of $5.9 million, short-term investments of $1.2 million, and other invested assets of $48.7 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2018.
Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the six months ended June 30, 2018 and 2017, our annualized net written premium to surplus ratio was 1.1 to 1.0.
The Company has a $215.0 million senior revolving credit facility (the “Facility”). The Facility is comprised of the following at June 30, 2018:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2018, the Company had $100.2 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At June 30, 2018, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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
The senior revolving credit facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at June 30, 2018.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the credit agreement will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The credit agreement contains certain financial and other covenants with which we are in compliance at June 30, 2018. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the borrowers' general corporate purposes. At June 30, 2018, unsecured loans of $10.0 million and secured letters of credit totaling $6.9 million were outstanding on the facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2018, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
We sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2018 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2018.
At June 30, 2018 and December 31, 2017, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 22.7% and 22.6%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2018 and 2017, our net premium retention was 64.3% and 73.8%, respectively (67.6% and 72.3% for the six month periods, respectively).

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of June 30, 2018:

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
We use catastrophe modeling software to analyze the risk of severe losses from hurricanes and earthquakes on our exposure. We utilize the model in our risk selection, pricing, and to manage our overall portfolio probable maximum loss (“PML”) accumulations. A PML is an estimate of the amount we would expect to pay in any one catastrophe event within a given annual probability of occurrence (i.e. a return period or loss exceedance probability). Based upon the modeling of our Excess and Surplus Lines segment, a $45.0 million gross catastrophe loss would exceed our 1 in 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to the Excess and Surplus Lines segment, we estimate our pre-tax cost at approximately $7.1 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2018:

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
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure, primarily through auto physical damage coverage.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At June 30, 2018, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2018, we had reinsurance recoverables on unpaid losses of $375.5 million and reinsurance recoverables on paid losses of $13.4 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $944.8 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. This is a rapidly growing relationship, and as such, there is ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Cash Flows
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$164,086	$65,326
Investing activities	(43,732)	(66,058)
Financing activities	(16,482)	(21,281)
Change in cash and cash equivalents	$103,872	$(22,013)

The growth in cash provided by operating activities (from $65.3 million for the six months ended June 30, 2017 to $164.1 million for the six months ended June 30, 2018) reflects a $33.9 million increase in net written premium for the six months ended June 30, 2018 compared to the same period in 2017. In addition, the growth in reserves for losses and loss adjustment exceeded the growth in premiums receivable by $187.0 million for the six months ended June 30, 2018 compared to $53.0 million in the six months ended June 30, 2017. The fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses has a favorable impact on our cash provided by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Cash used in financing activities for the six months ended June 30, 2018 and 2017 included $18.0 million and $17.7 million of dividends paid to shareholders, respectively.
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
EQUITY
The Company issued 221,139 common shares in the six months ended June 30, 2018 with 177,835 new shares related to stock option exercises and 43,304 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,696,682 at December 31, 2017 to 29,917,821 at June 30, 2018.
Share Based Compensation Expense
For the three months ended June 30, 2018 and 2017, the Company recognized $1.7 million and $1.8 million, respectively, of share based compensation expense ($3.1 million and $3.6 million for the respective six month periods). As of June 30, 2018, the Company had $11.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
Equity Incentive Plans
Options
The following table summarizes the option activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	205,244	$42.24
Exercised	(255,609)	$21.14	(443,114)	$18.72
Forfeited	(29,446)	$36.26	(50,062)	$27.97
End of period	1,194,181	$29.04	1,946,767	$25.69
Exercisable, end of period	876,816	$26.59	992,395	$20.95

All of the outstanding options vest over two or four years and have a contractual life of seven years from the original date of grant.

RSUs
The following table summarizes the RSU activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	178,882	$37.93	196,800	$24.38
Granted	214,907	$39.81	119,312	$42.19
Vested	(63,191)	$40.92	(39,113)	$32.01
Forfeited	(4,454)	$41.04	(19,743)	$24.06
Unvested, end of period	326,144	$38.55	257,256	$31.50
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$10,117	$11,729	$21,416	$20,529
Specialty Admitted Insurance	988	553	2,611	1,395
Casualty Reinsurance	1,729	(2,023)	3,473	(930)
Total underwriting profit of insurance segments	12,834	10,259	27,500	20,994
Other operating expenses of the Corporate and Other segment	(7,307)	(6,095)	(14,738)	(12,556)
Underwriting profit (1)	5,527	4,164	12,762	8,438
Net investment income	16,135	13,714	29,391	30,447
Net realized investment (losses) gains	(64)	307	(874)	1,354
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	4	(257)	108	(57)
Interest expense	(2,946)	(2,224)	(5,468)	(4,347)
Income before taxes	$18,507	$15,555	$35,621	$35,537

(1)
Included in underwriting results for the three and six months ended June 30, 2018 is gross fee income of $7.4 million and $15.6 million, respectively ($6.9 million and $12.8 million for the same periods in the prior year).

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
Our income before taxes and net income for the three and six months ended June 30, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$18,507	$16,984	$15,555	$14,541
Net realized investment losses (gains)	64	98	(307)	(248)
Other expenses	93	126	346	368
Interest expense on leased building the Company is deemed to own for accounting purposes	457	361	313	203
Adjusted net operating income	$19,121	$17,569	$15,907	$14,864

	Six Months Ended June 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$35,621	$32,617	$35,537	$32,991
Net realized investment losses (gains)	874	763	(1,354)	(1,082)
Other expenses	97	146	232	268
Interest expense on leased building the Company is deemed to own for accounting purposes	775	612	625	406
Adjusted net operating income	$37,367	$34,138	$35,040	$32,583
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the six months ended June 30, 2018, our tangible equity per share decreased by 1.8%. Absent the $18.1 million in dividends to shareholders in the six months ended June 30, 2018, our tangible equity per share increased by 1.9% for the six months ended June 30, 2018. Our operating return on tangible shareholders’ equity was 14.5% for the six months ended June 30, 2018.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2018 and December 31, 2017 and reconciles tangible equity to tangible equity before dividends as of June 30, 2018:

	June 30, 2018		December 31, 2017
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$689,243	$23.04	$694,699	$23.39
Less:
Goodwill	181,831	6.08	181,831	6.12
Intangible assets	38,036	1.27	38,334	1.29
Tangible equity	$469,376	$15.69	$474,534	$15.98
Dividends to shareholders for the six months ended June 30, 2018	18,109	0.60
Pre-dividend tangible equity	$487,485	$16.29

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2
Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3
Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4
Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5
Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6
Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

10.1
Employment Agreement, dated April 2, 2018, between Steven Hartman and James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 4, 2018, Commission File No. 001-36777)*

10.2
Employment Agreement, dated April 13, 2018, between Dennis Johnson and James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2018, Commission File No. 001-36777)*

10.3
Termination of Employment Agreement, dated April 13, 2018, between Dennis Johnson and JRG Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2018, Commission File No. 001-36777)*

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

James River Group Holdings, Ltd.

Date:	August 3, 2018	By:	/s/ Robert P. Myron
Robert P. Myron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)