Form 10-Q
period 2018-09-30
James River Group Holdings, Ltd.
filed 2018-11-08
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke HM08, Bermuda
(Address of principal executive offices)
(Zip Code)

(441) 278-4580
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes   ☐     No   ☒

Number of shares of the registrant's common shares outstanding at November 7, 2018: 29,953,371

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2018	December 31, 2017
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2018 – $1,177,675; 2017 – $1,008,662)	$1,154,488	$1,016,098
Trading, at fair value (amortized cost: 2018 – $0; 2017 – $3,801)	—	3,808
Equity securities, at fair value (cost: 2018 – $78,319; 2017 – $75,318)	84,827	82,522
Bank loan participations held-for-investment, at amortized cost, net of allowance	262,779	238,214
Short-term investments	40,219	36,804
Other invested assets	76,973	70,208
Total invested assets	1,619,286	1,447,654

Cash and cash equivalents	184,417	163,495
Accrued investment income	10,554	8,381
Premiums receivable and agents’ balances, net	315,287	352,436
Reinsurance recoverable on unpaid losses	424,400	302,524
Reinsurance recoverable on paid losses	18,832	11,292
Prepaid reinsurance premiums	109,755	91,979
Deferred policy acquisition costs	57,474	72,365
Intangible assets, net	37,887	38,334
Goodwill	181,831	181,831
Other assets	75,711	86,404
Total assets	$3,035,434	$2,756,695

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2018	December 31, 2017
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,569,761	$1,292,349
Unearned premiums	394,994	418,114
Payables to reinsurers	74,180	56,268
Senior debt	98,300	98,300
Junior subordinated debt	104,055	104,055
Accrued expenses	47,763	39,295
Other liabilities	48,973	53,615
Total liabilities	2,338,026	2,061,996
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2018 and 2017: $0.0002 par value; 200,000,000 shares authorized; 29,950,120 and 29,696,682 shares issued and outstanding, respectively	6	6
Preferred Shares – 2018 and 2017: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	643,343	636,149
Retained earnings	77,178	48,198
Accumulated other comprehensive (loss) income	(23,119)	10,346
Total shareholders’ equity	697,408	694,699
Total liabilities and shareholders’ equity	$3,035,434	$2,756,695

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share amounts)
Revenues
Gross written premiums	$279,969	$338,351	$871,463	$844,005
Ceded written premiums	(106,528)	(81,587)	(298,438)	(221,507)
Net written premiums	173,441	256,764	573,025	622,498
Change in net unearned premiums	31,249	(54,648)	40,817	(81,618)
Net earned premiums	204,690	202,116	613,842	540,880
Net investment income	16,410	14,880	45,801	45,327
Net realized and unrealized gains (losses) on investments	467	(171)	(407)	1,183
Other income	3,125	4,041	11,841	12,272
Total revenues	224,692	220,866	671,077	599,662
Expenses
Losses and loss adjustment expenses	150,387	150,445	448,754	386,898
Other operating expenses	49,180	54,260	155,714	156,189
Other expenses	(131)	119	(34)	351
Interest expense	2,991	2,304	8,459	6,651
Amortization of intangible assets	149	149	447	447
Total expenses	202,576	207,277	613,340	550,536
Income before taxes	22,116	13,589	57,737	49,126
Income tax expense	2,535	3,238	5,539	5,784
Net income	19,581	10,351	52,198	43,342
Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(407) and $(1,134) in 2018 and $(136) and $2,535 in 2017	(4,389)	716	(29,494)	11,458
Total comprehensive income	$15,192	$11,067	$22,704	$54,800
Per share data:
Basic earnings per share	$0.65	$0.35	$1.75	$1.47
Diluted earnings per share	$0.64	$0.34	$1.72	$1.43
Dividend declared per share	$0.30	$0.30	$0.90	$0.90
Weighted-average common shares outstanding:
Basic	29,935,216	29,524,243	29,861,467	29,407,762
Diluted	30,380,145	30,220,077	30,290,183	30,285,733

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2016	29,257,566	$6	$—	$636,856	$55,232	$1,127	$693,221
Net income	—	—	—	—	43,342	—	43,342
Other comprehensive income	—	—	—	—	—	11,458	11,458
Dividends	—	—	—	—	(26,670)	—	(26,670)
Exercise of stock options	300,168	—	—	(5,093)	—	—	(5,093)
Vesting of RSUs	24,922	—	—	(627)	—	—	(627)
Compensation expense under share incentive plans	—	—	—	5,338	—	—	5,338
Balances at September 30, 2017	29,582,656	$6	$—	$636,474	$71,904	$12,585	$720,969
Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	52,198	—	52,198
Other comprehensive loss	—	—	—	—	—	(29,494)	(29,494)
Dividends	—	—	—	—	(27,189)	—	(27,189)
Exercise of stock options	210,134	—	—	3,175	—	—	3,175
Vesting of RSUs	43,304	—	—	(777)	—	—	(777)
Compensation expense under share incentive plans	—	—	—	4,796	—	—	4,796
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at September 30, 2018	29,950,120	$6	$—	$643,343	$77,178	$(23,119)	$697,408

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net cash provided by operating activities	$251,913	$121,001
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(367,279)	(174,635)
Sales – fixed maturity securities	82,498	58,678
Maturities and calls – fixed maturity securities	113,980	48,172
Purchases – equity securities	(6,274)	—
Sales – equity securities	3,180	2,748
Bank loan participations:
Purchases	(165,878)	(192,624)
Sales	98,739	105,747
Maturities	43,139	47,157
Other invested assets:
Purchases	(6,993)	(6,322)
Return of capital	260	—
Short-term investments, net	(3,415)	8,513
Securities receivable or payable, net	3,064	12,682
Purchases of property and equipment	(595)	(2,118)
Net cash used in investing activities	(205,574)	(92,002)
Financing activities
Dividends paid	(27,024)	(26,596)
Issuance of common shares under equity incentive plans	4,296	1,548
Common share repurchases	(1,898)	(6,613)
Other financing activities	(791)	(622)
Net cash used in financing activities	(25,417)	(32,283)
Change in cash and cash equivalents	20,922	(3,284)
Cash and cash equivalents at beginning of period	163,495	109,784
Cash and cash equivalents at end of period	$184,417	$106,500
Supplemental information
Interest paid	$8,380	$6,626

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.9 million and $32.1 million as of September 30, 2018 and December 31, 2017, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended September 30, 2018 and 2017, our U.S. federal income tax expense was 11.5% and 23.8% of income before taxes, respectively (9.6% and 11.8% for the nine months ended September 30, 2018 and 2017, respectively). For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate (21% in 2018 and 35% in 2017) to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 11.8% and 12.2% of our available-for-sale securities at September 30, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation.
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
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other things, this ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption on January 1, 2018, the Company made a $4.7 million cumulative-effect adjustment to increase retained earnings and reduce accumulated other comprehensive income. The adoption of ASU 2016-01 did not materially impact the Company's financial position, cash flows, or total comprehensive income. The Company's results of operations were impacted as changes in fair value of equity instruments are now presented in net income rather than other comprehensive (loss) income. For the three and nine months ended September 30, 2018, the respective impact on net income was an increase of $420,000 ($0.01 increase in basic and diluted earnings per share) and a reduction of $502,000 ($0.02 reduction in basic and diluted earnings per share).
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Prospective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under current guidance for lessees, leases are only included on the balance sheet if they are designated as capital leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. In the third quarter of 2018, the FASB issued ASU 2018-10 to clarify certain aspects of the guidance and ASU 2018-11, which provides an optional alternative transition method to initially apply the new leases standard at the adoption date (collectively, with ASU 2016-02, Topic 842). Topic 842 now allows for the use of either the modified retrospective adoption method or the alternative transition method. The Company plans to elect the alternative transition method, which does not require the restatement of prior years. Adoption of this standard will impact the Company's consolidated balance sheets but is not expected to have a material impact on the Company's results of operations or cash flows. The Company will finalize its evaluation of the new standard in the fourth quarter of 2018.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
Fixed maturity securities:
State and municipal	$146,597	$2,922	$(3,232)	$146,287
Residential mortgage-backed	213,908	370	(7,690)	206,588
Corporate	517,313	1,190	(11,788)	506,715
Commercial mortgage and asset-backed	189,203	45	(3,164)	186,084
U.S. Treasury securities and obligations guaranteed by the U.S. government	108,629	19	(1,773)	106,875
Redeemable preferred stock	2,025	—	(86)	1,939
Total fixed maturity securities, available-for-sale	$1,177,675	$4,546	$(27,733)	$1,154,488
December 31, 2017
Fixed maturity securities:
State and municipal	$139,382	$5,587	$(603)	$144,366
Residential mortgage-backed	160,379	723	(2,441)	158,661
Corporate	408,857	7,503	(2,639)	413,721
Commercial mortgage and asset-backed	182,595	714	(698)	182,611
Obligations of U.S. government corporations and agencies	35,948	—	(101)	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	79,476	37	(639)	78,874
Redeemable preferred stock	2,025	—	(7)	2,018
Total fixed maturity securities, available-for-sale	$1,008,662	$14,564	$(7,128)	$1,016,098
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2018 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$38,130	$37,994
After one year through five years	402,788	397,242
After five years through ten years	210,301	203,281
After ten years	121,320	121,360
Residential mortgage-backed	213,908	206,588
Commercial mortgage and asset-backed	189,203	186,084
Redeemable preferred stock	2,025	1,939
Total	$1,177,675	$1,154,488

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2018
Fixed maturity securities:
State and municipal	$64,821	$(1,933)	$26,258	$(1,299)	$91,079	$(3,232)
Residential mortgage-backed	110,232	(2,505)	83,413	(5,185)	193,645	(7,690)
Corporate	338,976	(7,157)	90,063	(4,631)	429,039	(11,788)
Commercial mortgage and asset-backed	114,909	(1,861)	32,726	(1,303)	147,635	(3,164)
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,263	(814)	31,789	(959)	104,052	(1,773)
Redeemable preferred stock	1,939	(86)	—	—	1,939	(86)
Total fixed maturity securities, available-for-sale	$703,140	$(14,356)	$264,249	$(13,377)	$967,389	$(27,733)
December 31, 2017
Fixed maturity securities:
State and municipal	$40,117	$(318)	$10,662	$(285)	$50,779	$(603)
Residential mortgage-backed	50,447	(261)	84,193	(2,180)	134,640	(2,441)
Corporate	113,464	(846)	66,954	(1,793)	180,418	(2,639)
Commercial mortgage and asset-backed	53,965	(244)	25,299	(454)	79,264	(698)
Obligations of U.S. government corporations and agencies	3,024	(1)	32,154	(100)	35,178	(101)
U.S. Treasury securities and obligations guaranteed by the U.S. government	50,760	(430)	26,707	(209)	77,467	(639)
Redeemable preferred stock	2,018	(7)	—	—	2,018	(7)
Total fixed maturity securities, available-for-sale	$313,795	$(2,107)	$245,969	$(5,021)	$559,764	$(7,128)

The Company held securities of 248 issuers that were in an unrealized loss position at September 30, 2018 with a total fair value of $967.4 million and gross unrealized losses of $27.7 million. The unrealized loss position is generally due to a rise in interest rates. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At September 30, 2018, 99.7% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2018 or December 31, 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of September 30, 2018. At December 31, 2017, the aggregate allowance for credit losses was $3.2 million on impaired loans from five issuers with a total carrying value of $5.1 million and unpaid principal of $8.4 million. The aggregate allowance for credit losses on impaired loans was $1.5 million at September 30, 2017 and $943,000 at December 31, 2016.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2018 or December 31, 2017.
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
The average recorded investment in impaired bank loans was $2.6 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively. Investment income of $125,000 and $231,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment gains of $42,000 and net realized investment losses of $851,000 in the three and nine months ended September 30, 2018, respectively, for changes in the fair value of impaired bank loans ($729,000 and $594,000 of net realized investment losses in the three and nine months ended September 30, 2017, respectively).
Changes in unrealized gains or losses on securities held for trading are recorded as trading gains or losses within net investment income. Net investment income for the nine months ended September 30, 2018 includes $4,000 of net trading losses, all relating to securities sold during the nine months ended September 30, 2018.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturity securities:
Gross realized gains	$12	$378	$394	$734
Gross realized losses	(225)	(4)	(700)	(331)
	(213)	374	(306)	403
Bank loan participations:
Gross realized gains	186	341	1,766	1,948
Gross realized losses	—	(839)	(1,106)	(1,528)
	186	(498)	660	420
Equity securities:
Gross realized gains	—	—	—	409
Gross realized losses	—	(45)	(62)	(45)
Changes in fair values of equity securities	494	—	(695)	—
	494	(45)	(757)	364
Short-term investments and other:
Gross realized gains	—	1	—	1
Gross realized losses	—	(3)	(4)	(5)
	—	(2)	(4)	(4)
Total	$467	$(171)	$(407)	$1,183

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Renewable energy LLCs (a)	$31,875	$32,063	$329	$1,516	$2,070	$8,631
Renewable energy notes receivable (b)	8,750	7,278	328	238	954	287
Limited partnerships (c)	31,848	26,367	989	477	2,307	1,562
Bank holding companies (d)	4,500	4,500	85	85	257	257
Total other invested assets	$76,973	$70,208	$1,731	$2,316	$5,588	$10,737

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.8% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our directors are officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $2.8 million and $4.4 million in the nine months ended September 30, 2018 and 2017, respectively.

(b)
The Company has invested in notes receivable for renewable energy projects. At September 30, 2018, the Company holds an $8.8 million note issued by an entity for which two of our directors are officers. Interest on the note, which matures in 2021, is

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

fixed at 15.0%. Interest income on the note was $328,000 and $954,000 for the three and nine months ended September 30, 2018, respectively ($238,000 and $287,000 for the three and nine months ended September 30, 2017, respectively).

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.5 million at September 30, 2018. The Company recognized investment income of $266,000 and $474,000 on the investment for the three and nine months ended September 30, 2018, respectively ($26,000 and $246,000 for the three and nine months ended September 30, 2017, respectively). The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $28.4 million at September 30, 2018. Investment income of $723,000 and $1.8 million was recognized on the investments for the three and nine months ended September 30, 2018, respectively ($450,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively). At September 30, 2018, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company holds $4.5 million of subordinated notes issued by a bank holding company. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $85,000 and $257,000, respectively, in both the three and nine months ended September 30, 2018 and 2017. The Company’s Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Additionally, one of the Company’s directors was an investor in the bank holding company and is currently a lender to the bank holding company.

At September 30, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the bank holding company. The investment, with a carrying value of $4.4 million at September 30, 2018, is classified as an available-for-sale fixed maturity.
The Company previously held common shares issued by the bank holding company. Realized investments gains of $409,000 were recognized in the nine months ended September 30, 2017 related to the sale of common shares of the bank holding company.
The Company holds a $1.0 million certificate of deposit issued by the bank holding company. The certificate of deposit, which matures on December 19, 2018, is carried as a short-term investment. Interest income of $4,000 and $2,000 was recognized on this investment for the nine months ended September 30, 2018 and 2017, respectively.

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2018 and December 31, 2017.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	9,164	—	9,164	—
Identifiable intangibles not subject to amortization		31,364	—	31,364	—
Broker relationships	24.6	11,611	5,088	11,611	4,641
Identifiable intangible assets subject to amortization		11,611	5,088	11,611	4,641
		$42,975	$5,088	$42,975	$4,641

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Net income to shareholders	$19,581	$10,351	$52,198	$43,342

Weighted average common shares outstanding:
Basic	29,935,216	29,524,243	29,861,467	29,407,762
Common share equivalents	444,929	695,834	428,716	877,971
Diluted	30,380,145	30,220,077	30,290,183	30,285,733

Earnings per share:
Basic	$0.65	$0.35	$1.75	$1.47
Common share equivalents	(0.01)	(0.01)	(0.03)	(0.04)
Diluted	$0.64	$0.34	$1.72	$1.43
Common share equivalents relate to stock options and restricted share units (“RSUs”). For the three and nine months ended September 30, 2018, common share equivalents of 173,758 and 182,870 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2017, common share equivalents of 203,758 and 168,167 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,092,818	$839,508	$989,825	$761,128
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	138,168	158,009	436,921	396,161
Prior years	12,219	(7,564)	11,833	(9,263)
Total incurred losses and loss and adjustment expenses	150,387	150,445	448,754	386,898
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	25,149	21,305	57,903	38,911
Prior years	72,695	65,349	235,315	205,816
Total loss and loss adjustment expense payments	97,844	86,654	293,218	244,727
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,145,361	903,299	1,145,361	903,299
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	424,400	283,949	424,400	283,949
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,569,761	$1,187,248	$1,569,761	$1,187,248

The Company experienced $12.2 million of adverse reserve development in the three months ended September 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $10.4 million of adverse development in the Excess and Surplus Lines segment, primarily from adverse development in commercial auto business which was partially offset by $3.0 million of favorable development on the property catastrophe losses from the September 2017 storms. The Specialty Admitted Insurance segment experienced $833,000 of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $2.7 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
The Company experienced $7.6 million of favorable reserve development in the three months ended September 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $5.1 million of favorable development in the core excess and surplus lines. The Specialty Admitted Insurance segment experienced $3.0 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $581,000 of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2011 and 2013 contracts with one reinsured.
The Company experienced $11.8 million of adverse reserve development in the nine months ended September 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $9.2 million of adverse development in the Excess and Surplus Lines segment, primarily from adverse development in commercial auto business which was partially offset by favorable development in other core Excess and Surplus Lines including $4.9 million of favorable development on the property catastrophe losses from the September 2017 storms. The Specialty Admitted Insurance segment experienced $2.3 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years, partially offset by adverse development on certain terminated program business. The Company also experienced $4.9 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $9.3 million of favorable reserve development in the nine months ended September 30, 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This reserve development included $9.8 million of favorable development in the core Excess and Surplus Lines. The Specialty Admitted Insurance segment experienced $2.1 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years which was partially offset by adverse development in programs for prior accident years. The Company also experienced $2.6 million of adverse development for the Casualty Reinsurance segment. The development was mostly related to the 2011 and 2013 contracts with one reinsured.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(5,009)	$909	$(30,934)	$14,760
U.S. income taxes	425	21	1,124	(2,771)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(4,584)	930	(29,810)	11,989
Less reclassification adjustment:
Net realized investment (gains) losses	(213)	329	(306)	767
U.S. income taxes	18	(115)	(10)	(236)
Reclassification adjustment for investment (gains) losses realized in net income	(195)	214	(316)	531
Other comprehensive (loss) income	$(4,389)	$716	$(29,494)	$11,458
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $100.0 million facility, $45.3 million of letters of credit were issued through September 30, 2018 which were secured by deposits of $54.1 million. Under a $102.5 million facility, $100.8 million of letters of credit were issued through September 30, 2018 which were secured by deposits of $126.4 million. Under a $100.0 million facility, $6.9 million of letters of credit were issued through September 30, 2018 which were secured by deposits of $10.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $272.9 million at September 30, 2018.
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,014.7 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Gross fee income of $3.0 million and $3.9 million was included in underwriting profit for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, gross fee income of $11.5 million and $12.0 million, respectively, was included in underwriting profit. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2018
Gross written premiums	$157,237	$98,607	$24,125	$—	$279,969
Net earned premiums	141,529	13,898	49,263	—	204,690
Underwriting profit of insurance segments	11,302	1,769	1,576	—	14,647
Net investment income	4,542	825	10,031	1,012	16,410
Interest expense	—	—	—	2,991	2,991
Segment revenues	149,807	14,400	59,416	1,069	224,692
Segment goodwill	181,831	—	—	—	181,831
Segment assets	929,408	630,982	1,393,721	81,323	3,035,434

Three Months Ended September 30, 2017
Gross written premiums	$140,425	$84,838	$113,088	$—	$338,351
Net earned premiums	123,606	19,324	59,186	—	202,116
Underwriting profit (loss) of insurance segments	9,946	851	(2,933)	—	7,864
Net investment income	3,727	626	8,590	1,937	14,880
Interest expense	—	—	—	2,304	2,304
Segment revenues	131,033	19,992	67,860	1,981	220,866
Segment goodwill	181,831	—	—	—	181,831
Segment assets	821,668	405,209	1,372,234	122,541	2,721,652

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Nine Months Ended September 30, 2018
Gross written premiums	$490,121	$283,108	$98,234	$—	$871,463
Net earned premiums	410,627	41,504	161,711	—	613,842
Underwriting profit of insurance segments	32,718	4,380	5,049	—	42,147
Net investment income	11,934	2,375	27,710	3,782	45,801
Interest expense	—	—	—	8,459	8,459
Segment revenues	434,146	43,791	189,196	3,944	671,077
Segment goodwill	181,831	—	—	—	181,831
Segment assets	929,408	630,982	1,393,721	81,323	3,035,434

Nine Months Ended September 30, 2017
Gross written premiums	$387,424	$234,073	$222,508	$—	$844,005
Net earned premiums	334,723	53,337	152,820	—	540,880
Underwriting profit (loss) of insurance segments	30,475	2,246	(3,863)	—	28,858
Net investment income	10,751	1,893	23,100	9,583	45,327
Interest expense	—	—	—	6,651	6,651
Segment revenues	357,607	55,351	176,580	10,124	599,662
Segment goodwill	181,831	—	—	—	181,831
Segment assets	821,668	405,209	1,372,234	122,541	2,721,652

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$11,302	$9,946	$32,718	$30,475
Specialty Admitted Insurance	1,769	851	4,380	2,246
Casualty Reinsurance	1,576	(2,933)	5,049	(3,863)
Total underwriting profit of insurance segments	14,647	7,864	42,147	28,858
Other operating expenses of the Corporate and Other segment	(6,526)	(6,507)	(21,264)	(19,063)
Underwriting profit	8,121	1,357	20,883	9,795
Net investment income	16,410	14,880	45,801	45,327
Net realized and unrealized gains (losses) on investments	467	(171)	(407)	1,183
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	258	(24)	366	(81)
Interest expense	(2,991)	(2,304)	(8,459)	(6,651)
Income before taxes	$22,116	$13,589	$57,737	$49,126

Underwriting profit (loss) for the three and nine months ended September 30, 2017 reflects $10.0 million of catastrophe losses from Hurricanes Harvey, Irma, and Maria. The Excess and Surplus Lines segment includes $7.3 million of such losses primarily related to property losses in Florida. The Casualty Reinsurance segment includes $2.7 million of losses primarily related to nonstandard auto losses in Texas. Underwriting profit (loss) for the three and nine months ended September 30, 2018 includes favorable development on the reserves for the 2017 storms of $3.0 million and $4.9 million, respectively, in the Excess and Surplus Lines segment.
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
9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amortization of policy acquisition costs	$27,511	$35,311	$86,381	$94,563
Other underwriting expenses of the operating segments	15,143	12,442	48,069	42,563
Other operating expenses of the Corporate and Other segment	6,526	6,507	21,264	19,063
Total	$49,180	$54,260	$155,714	$156,189
Other expenses of $(131,000) and $(34,000) for the three and nine months ended September 30, 2018, respectively, included employee severance, legal and other professional services associated with the Company's May 2018 secondary offering, and depreciation expense related to a leased building that the Company is deemed to own for accounting purposes, offset by rental income on the leased building.
Other expenses of $119,000 and $351,000 for the three and nine months ended September 30, 2017 respectively, were primarily employee severance and legal and other professional services associated with the Company's May 2017 secondary offering.

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
 Assets measured at fair value on a recurring basis as of September 30, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$146,287	$—	$146,287
Residential mortgage-backed	—	206,588	—	206,588
Corporate	—	506,715	—	506,715
Commercial mortgage and asset-backed	—	181,720	4,364	186,084
U.S. Treasury securities and obligations guaranteed by the U.S. government	106,344	531	—	106,875
Redeemable preferred stock	—	1,939	—	1,939
Total fixed maturity securities, available-for-sale	$106,344	$1,043,780	$4,364	$1,154,488
Equity securities:
Preferred stock	—	64,614	—	64,614
Common stock	19,131	1,082	—	20,213
Total equity securities	$19,131	$65,696	$—	$84,827
Short-term investments	$1,000	$39,219	$—	$40,219

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2017 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$144,366	$—	$144,366
Residential mortgage-backed	—	158,661	—	158,661
Corporate	—	413,721	—	413,721
Commercial mortgage and asset-backed	—	177,931	4,680	182,611
Obligations of U.S. government corporations and agencies	—	35,847	—	35,847
U.S. Treasury securities and obligations guaranteed by the U.S. government	78,265	609	—	78,874
Redeemable preferred stock	—	2,018	—	2,018
Total fixed maturity securities, available-for-sale	$78,265	$933,153	$4,680	$1,016,098
Equity securities:
Preferred stock	—	66,281	—	66,281
Common stock	15,507	734	—	16,241
Total equity securities	$15,507	$67,015	$—	$82,522
Trading securities:
Fixed maturity securities	$—	$3,808	$—	$3,808
Short-term investments	$1,000	$35,804	$—	$36,804

The beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consist of one available-for-sale fixed maturity security with a fair value of $4.4 million, and there were no purchases, sales, or transfers involving Level 3 securities for the nine months ended September 30, 2018 and 2017. A principal payment of $316,000 was received on the Company's one Level 3 security in the three months ended September 30, 2018. A market approach using prices in trades of comparable securities was utilized to determine the fair value for this security at September 30, 2018 and December 31, 2017.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 or 2017. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the nine months ended September 30, 2018 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at September 30, 2018.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
September 30, 2018
Bank loan participations held-for-investment	$—	$—	$—	$—
December 31, 2017
Bank loan participations held-for-investment	$—	$—	$5,111	$5,111

Management concluded that none of the bank loan participations held-for-investment were impaired as of September 30, 2018. At December 31, 2017, bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $5.1 million.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2018, there were no investments for which external sources were unavailable to determine fair value. At December 31, 2017, there was one bank loan participation with an unpaid principal balance of $807,000 and a carrying value of zero for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,154,488	$1,154,488	$1,016,098	$1,016,098
Equity securities	84,827	84,827	82,522	82,522
Fixed maturity securities, trading	—	—	3,808	3,808
Bank loan participations held-for-investment	262,779	262,429	238,214	236,532
Cash and cash equivalents	184,417	184,417	163,495	163,495
Short-term investments	40,219	40,219	36,804	36,804
Other invested assets – notes receivable	13,250	18,758	11,778	17,104
Liabilities
Senior debt	98,300	98,139	98,300	97,884
Junior subordinated debt	104,055	115,490	104,055	116,569

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2018 and December 31, 2017 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2018 and December 31, 2017, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at September 30, 2018 and December 31, 2017 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 253,438 common shares in the nine months ended September 30, 2018 with 210,134 new shares related to stock option exercises and 43,304 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,696,682 at December 31, 2017 to 29,950,120 at September 30, 2018.
The Company declared the following dividends during the first nine months of 2018 and 2017:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9.0	million
May 1, 2018	$0.30	June 11, 2018	June 29, 2018	$9.1	million
August 1, 2018	$0.30	September 10, 2018	September 28, 2018	$9.1	million
	$0.90			$27.2	million

2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8.9	million
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8.9	million
August 1, 2017	$0.30	September 11, 2017	September 29, 2017	$8.9	million
	$0.90			$26.7	million
Included in the total dividends for the nine months ended September 30, 2018 and 2017 are $297,000 and $232,000 of dividend equivalents on RSUs, respectively. The balance of dividends payable was $599,000 at September 30, 2018 and $434,000 at December 31, 2017.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2018, 1,703,251 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at September 30, 2018, 21,663 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes the option activity:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	205,244	$42.24
Exercised	(280,683)	$21.03	(735,587)	$18.00
Forfeited	(42,215)	$36.86	(62,489)	$30.80
End of period	1,156,338	$29.13	1,641,867	$27.13
Exercisable, end of period	841,763	$26.64	699,922	$22.63

All of the outstanding options vest over two to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price greater than the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable was 3.9 years and 3.6 years, respectively.
RSUs
The following table summarizes the RSU activity:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	178,882	$37.93	196,800	$24.38
Granted	218,475	$39.75	119,312	$42.19
Vested	(63,191)	$40.92	(39,113)	$32.01
Forfeited	(5,889)	$40.81	(22,188)	$26.06
Unvested, end of period	328,277	$38.51	254,811	$31.40
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Share based compensation expense	$1,681	$1,760	$4,796	$5,338
U.S. tax benefit on share based compensation expense	198	467	569	1,413

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2018, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
12.    Subsequent Events
On November 6, 2018, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on December 28, 2018 to shareholders of record on December 14, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our underwriting profit for the three and nine months ended September 30, 2018 was $8.1 million and $20.9 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $1.4 million and $9.8 million, respectively.
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

•
The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and stop loss reinsurance to Carolina Re Ltd. (“Carolina Re”), through JRG Reinsurance Company Ltd. (“JRG Re”), both Bermuda-based reinsurance companies. JRG Re has also in the past provided reinsurance to the Company's U.S. based insurance subsidiaries through a quota-share reinsurance agreement; Carolina Re was formed in 2018 to do this as well; and

•
The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$279,969	$338,351	(17.3)%	$871,463	$844,005	3.3%
Net retention (1)	62.0%	75.9%		65.8%	73.8%
Net written premiums	$173,441	$256,764	(32.5)%	$573,025	$622,498	(7.9)%
Net earned premiums	$204,690	$202,116	1.3%	$613,842	$540,880	13.5%
Losses and loss adjustment expenses	(150,387)	(150,445)	—%	(448,754)	(386,898)	16.0%
Other operating expenses	(46,182)	(50,314)	(8.2)%	(144,205)	(144,187)	—%
Underwriting profit (2), (3)	8,121	1,357	498.5%	20,883	9,795	113.2%
Net investment income	16,410	14,880	10.3%	45,801	45,327	1.0%
Net realized and unrealized gains (losses) on investments	467	(171)	‒	(407)	1,183	‒
Other income and expense	258	(24)	‒	366	(81)	‒
Interest expense	(2,991)	(2,304)	29.8%	(8,459)	(6,651)	27.2%
Amortization of intangible assets	(149)	(149)	‒	(447)	(447)	‒
Income before taxes	22,116	13,589	62.7%	57,737	49,126	17.5%
Income tax expense	2,535	3,238	(21.7)%	5,539	5,784	(4.2)%
Net income	$19,581	$10,351	89.2%	$52,198	$43,342	20.4%
Adjusted net operating income (4)	$19,402	$10,731	80.8%	$53,540	$43,314	23.6%
Ratios:
Loss ratio	73.5%	74.4%		73.1%	71.5%
Expense ratio	22.5%	24.9%		23.5%	26.7%
Combined ratio	96.0%	99.3%		96.6%	98.2%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)
Included in underwriting results for the three and nine months ended September 30, 2018 is gross fee income of $6.8 million and $22.4 million, respectively ($7.0 million and $19.8 million for the same periods in the prior year).

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Three Months Ended September 30, 2018 and 2017
The Company had an underwriting profit of $8.1 million for the three months ended September 30, 2018. This compares to an underwriting profit of $1.4 million for the same period in the prior year.
The results for the three months ended September 30, 2018 and 2017 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment gains of $467,000 and net realized investment losses of $171,000 for the three months ended September 30, 2018 and 2017, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $404,000 and $315,000 for the three months ended September 30, 2018 and 2017, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

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
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$22,116	$19,581	$13,589	$10,351
Net realized and unrealized investment (gains) losses	(467)	(397)	171	82
Other expenses	(131)	(101)	119	93
Interest expense on leased building the Company is deemed to own for accounting purposes	404	319	315	205
Adjusted net operating income	$21,922	$19,402	$14,194	$10,731

Our combined ratio for the three months ended September 30, 2018 was 96.0%. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2018 includes $12.2 million, or 6.0 percentage points, of net adverse reserve development on prior accident years, including $10.4 million of net adverse reserve development from the Excess and Surplus Lines segment, $833,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.7 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended September 30, 2017 was 99.3%. The combined ratio for the three months ended September 30, 2017 includes $10.0 million, or 4.9 percentage points, of catastrophe losses from Hurricane Harvey, Irma, and Maria. The combined ratio also included $7.6 million, or 3.7 percentage points, of net favorable reserve development on prior accident years, including $5.1 million of net favorable reserve development from the Excess and Surplus Lines segment, $3.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $581,000 of net adverse reserve development from the Casualty Reinsurance segment.
Our expense ratio improved from 24.9% for the three months ended September 30, 2017 to 22.5% for the three months ended September 30, 2018. The improvement is due to a 14.5% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 69.1% of consolidated net earned premiums for the three months ended September 30, 2018. Gross fee income for the Company decreased from $7.0 million for the three months ended September 30, 2017 to $6.8 million for the three months ended September 30, 2018.
Nine months ended September 30, 2018 and 2017
The Company had an underwriting profit of $20.9 million for the nine months ended September 30, 2018. This compares to an underwriting profit of $9.8 million for the same period in the prior year.
The results for the nine months ended September 30, 2018 and 2017 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment losses of $407,000 and net realized investment gains of $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. See “— Investing Results" for more information on these realized investment losses and gains.

•
Interest expense of $1.2 million and $940,000 for the nine months ended September 30, 2018 and 2017, respectively, relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we are deemed an owner for accounting purposes. The debt is nonrecourse to us and was not arranged by us.

Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Nine Months Ended September 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$57,737	$52,198	$49,126	$43,342
Net realized and unrealized investment (gains) losses	407	366	(1,183)	(1,000)
Other expenses	(34)	45	351	361
Interest expense on leased building the Company is deemed to own for accounting purposes	1,179	931	940	611
Adjusted net operating income	$59,289	$53,540	$49,234	$43,314

Our combined ratio for the nine months ended September 30, 2018 was 96.6%. The combined ratio for the nine months ended September 30, 2018 includes $11.8 million, or 1.9 percentage points, of net adverse reserve development on prior accident years, including $9.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $2.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $4.9 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the nine months ended September 30, 2017 was 98.2%. The combined ratio for the nine months ended September 30, 2017 includes $10.0 million, or 1.8 percentage points, of catastrophe losses from Hurricane Harvey, Irma, and Maria. The combined ratio for the nine months ended September 30, 2017 also includes $9.3 million, or 1.7 percentage points, of net favorable reserve development on prior accident years, including $9.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $2.1 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.6 million of net adverse reserve development from the Casualty Reinsurance segment.
Our expense ratio improved from 26.7% for the nine months ended September 30, 2017 to 23.5% for the nine months ended September 30, 2018. The improvement is due to a 22.7% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 66.9% of consolidated net earned premiums for the nine months ended September 30, 2018. Gross fee income for the Company increased from $19.8 million for the nine months ended September 30, 2017 to $22.4 million for the nine months ended September 30, 2018.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in prior periods ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an Internal Revenue Code of 1986, as amended (the “Code”), a Section 953(d) U.S. tax paying entity domiciled in Bermuda. JRG Re also provides stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Reinsurance contracts written on a “losses occurring” basis cover claims that may occur during the term of the contract or underlying insurance policy, which is typically twelve months. Reinsurance contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period in proportion to the level of underlying exposure.
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$157,237	$140,425	12.0%	$490,121	$387,424	26.5%
Specialty Admitted Insurance	98,607	84,838	16.2%	283,108	234,073	20.9%
Casualty Reinsurance	24,125	113,088	(78.7)%	98,234	222,508	(55.9)%
	$279,969	$338,351	(17.3)%	$871,463	$844,005	3.3%
Net written premiums:
Excess and Surplus Lines	$135,141	$125,188	8.0%	$432,307	$346,356	24.8%
Specialty Admitted Insurance	14,022	18,503	(24.2)%	42,327	53,462	(20.8)%
Casualty Reinsurance	24,278	113,073	(78.5)%	98,391	222,680	(55.8)%
	$173,441	$256,764	(32.5)%	$573,025	$622,498	(7.9)%
Net earned premiums:
Excess and Surplus Lines	$141,529	$123,606	14.5%	$410,627	$334,723	22.7%
Specialty Admitted Insurance	13,898	19,324	(28.1)%	41,504	53,337	(22.2)%
Casualty Reinsurance	49,263	59,186	(16.8)%	161,711	152,820	5.8%
	$204,690	$202,116	1.3%	$613,842	$540,880	13.5%

Gross written premiums for the Excess and Surplus Lines segment (which represents 56.2% of our consolidated gross written premiums in the first nine months of 2018) increased 12.0% and 26.5% over the corresponding three and nine month periods in the prior year. Excluding commercial auto policies, gross written premiums increased 7.4% and 18.8% over the corresponding three and nine month periods in the prior year. Policy submissions excluding commercial auto policies were 8.3% higher and 9.1% more policies were bound in the nine months ended September 30, 2018 than in the nine months ended September 30, 2017. Rates for the Excess and Surplus Lines segment were up 5.5% compared to the nine months ended September 30, 2017. The change in gross written premiums compared to the same period in 2017 was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Commercial Auto	$80,159	$68,671	16.7%	$238,498	$175,636	35.8%
Manufacturers & Contractors	20,980	21,391	(1.9)%	60,614	66,346	(8.6)%
Excess Casualty	17,098	13,401	27.6%	41,764	33,321	25.3%
General Casualty	10,024	8,660	15.8%	41,302	27,660	49.3%
Energy	9,778	10,229	(4.4)%	27,905	23,101	20.8%
Allied Health	3,390	5,449	(37.8)%	26,933	16,626	62.0%
Life Sciences	4,074	3,184	28.0%	11,850	9,526	24.4%
Small Business	3,699	3,064	20.7%	10,891	8,302	31.2%
All other divisions	8,035	6,376	26.0%	30,364	26,906	12.9%
Excess and Surplus Lines gross written premium	$157,237	$140,425	12.0%	$490,121	$387,424	26.5%

The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.5% of our consolidated gross written premiums for the nine months ended September 30, 2018) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Individual risk workers’ compensation premium	$13,848	$10,589	30.8%	$39,243	$32,162	22.0%
Fronting and program premium	84,759	74,249	14.2%	243,865	201,911	20.8%
Specialty Admitted gross written premium	$98,607	$84,838	16.2%	$283,108	$234,073	20.9%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
The premium growth in our fronting business was driven by growth in the gross written premium from our largest agency relationship, which produced $156.9 million of gross written premium for the nine months ended September 30, 2018, up from $131.5 million for the nine months ended September 30, 2017.
Gross written premiums for the Casualty Reinsurance segment (which represents 11.3% of our consolidated gross written premiums in the first nine months of 2018) decreased 78.7% and 55.9% from the corresponding three and nine month periods in the prior year. The reduction included a shift in the renewal date of $49.5 million in premium from the third to the fourth quarter of 2018. The balance of the reduction in gross written premium in this segment was in line with our expectations and is consistent with our planned reductions for the Casualty Reinsurance segment as we redeploy our capital to where we believe we can make the highest operating returns on tangible equity. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Excess and Surplus Lines	85.9%	89.1%	88.2%	89.4%
Specialty Admitted Insurance	14.2%	21.8%	15.0%	22.8%
Casualty Reinsurance	100.6%	100.0%	100.2%	100.1%
Total	62.0%	75.9%	65.8%	73.8%
The net premium retention for the Specialty Admitted Insurance segment decreased from 2017 to 2018 as a result of growth in the segment's fronting business, which generally has much lower net premium retention than our workers’ compensation business. Fronting gross written premium grew 14.2% and 20.8% for the three and nine months ended September 30, 2018 compared to the corresponding period in the prior year. For the three and nine months ended September 30, 2018, the net retention on the segment’s fronting business was 9.2% and 9.9%, respectively (12.0% and 12.1% in the three and nine months ended September 30, 2017, respectively), while the net retention on the workers’ compensation business was 45.2% and 46.6%, respectively (90.4% and 90.3% in the three and nine months ended September 30, 2017, respectively). The significant decline in the net retention from the prior year on the workers' compensation business is due to the 50% third-party quota share reinsurance coverage purchased in this business effective October 1, 2017.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Excess and Surplus Lines	92.0%	92.0%	92.0%	90.9%
Specialty Admitted Insurance	87.3%	95.6%	89.4%	95.8%
Casualty Reinsurance	96.8%	105.0%	96.9%	102.5%
Total	96.0%	99.3%	96.6%	98.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$157,237	$140,425	12.0%	$490,121	$387,424	26.5%
Net written premiums	$135,141	$125,188	8.0%	$432,307	$346,356	24.8%
Net earned premiums	$141,529	$123,606	14.5%	$410,627	$334,723	22.7%
Losses and loss adjustment expenses	(111,292)	(95,855)	16.1%	(321,518)	(248,944)	29.2%
Underwriting expenses	(18,935)	(17,805)	6.3%	(56,391)	(55,304)	2.0%
Underwriting profit (1), (2)	$11,302	$9,946	13.6%	$32,718	$30,475	7.4%
Ratios:
Loss ratio	78.6%	77.5%		78.3%	74.4%
Expense ratio	13.4%	14.5%		13.7%	16.5%
Combined ratio	92.0%	92.0%		92.0%	90.9%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $3.0 million and $11.5 million for the three and nine months ended September 30, 2018, respectively ($3.9 million and $12.0 million for the same periods in the prior year).

The loss ratio of 78.6% and 78.3% for the three and nine months ended September 30, 2018 includes $10.4 million and $9.2 million (7.3 and 2.2 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The loss ratio of 77.5% and 74.4% for the three and nine months ended September 30, 2017, respectively, includes $5.1 million and $9.8 million (4.1 and 2.9 percentage points), respectively, in net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment declined from 14.5% and 16.5% for the three and nine months ended September 30, 2017, respectively to 13.4% and 13.7% for the three and nine months ended September 30, 2018, respectively. The decrease in the expense ratio is attributable to the increase in net earned premium of 14.5% and 22.7% for the three and nine months ended September 30, 2018, respectively, without a proportional increase in the total amount of underwriting expenses. Gross fee income contributed to a reduction in the expense ratio of 2.1 and 2.8 percentage points for the three and nine months ended September 30, 2018, respectively (3.2 and 3.6 percentage points for the same periods in the prior year).
Our commercial auto business has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 55.6% and 56.5% of the segment’s net earned premiums for the three and nine months ended September 30, 2018, respectively (55.4% and 52.2% for the same periods in the prior year).
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 13.6% and 7.4%, respectively, from $9.9 million and $30.5 million for the three and nine months ended September 30, 2017 to $11.3 million and $32.7 million for the three and nine months ended September 30, 2018.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$98,607	$84,838	16.2%	$283,108	$234,073	20.9%
Net written premiums	$14,022	$18,503	(24.2)%	$42,327	$53,462	(20.8)%
Net earned premiums	$13,898	$19,324	(28.1)%	$41,504	$53,337	(22.2)%
Losses and loss adjustment expenses	(8,246)	(12,506)	(34.1)%	(25,283)	(34,354)	(26.4)%
Underwriting expenses	(3,883)	(5,967)	(34.9)%	(11,841)	(16,737)	(29.3)%
Underwriting profit (1), (2)	$1,769	$851	107.9%	$4,380	$2,246	95.0%
Ratios:
Loss ratio	59.3%	64.7%		60.9%	64.4%
Expense ratio	28.0%	30.9%		28.5%	31.4%
Combined ratio	87.3%	95.6%		89.4%	95.8%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $3.8 million and $10.9 million for the three and nine months ended September 30, 2018, respectively ($3.1 million and $7.8 million for the same periods in the prior year).

The loss ratio of 59.3% and 60.9% for the three and nine months ended September 30, 2018 includes $833,000 and $2.3 million (6.0 and 5.6 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development in 2018 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected. The loss ratio of 64.7% and 64.4% for the three and nine months ended September 30, 2017 includes $3.0 million and $2.1 million (15.7 and 4.0 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Specialty Admitted Insurance segment was 28.0% and 28.5% for the three and nine months ended September 30, 2018 compared to the prior year ratios of 30.9% and 31.4%, respectively. The expense ratio declined in 2018 for this segment due to gross fee income from the fronting business which increased 23.2% and 39.2% for the three and nine months ended September 30, 2018 compared to the same periods in the prior year and to ceding commissions received on the 50% third-party quota share reinsurance coverage purchased on individual risk workers' compensation business effective October 1, 2017.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 107.9% and 95.0% from $851,000 and $2.2 million for the three and nine months ended September 30, 2017, respectively, to $1.8 million and $4.4 million for the three and nine months ended September 30, 2018.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	($ in thousands)
Gross written premiums	$24,125	$113,088	(78.7)%	$98,234	$222,508	(55.9)%
Net written premiums	$24,278	$113,073	(78.5)%	$98,391	$222,680	(55.8)%
Net earned premiums	$49,263	$59,186	(16.8)%	$161,711	$152,820	5.8%
Losses and loss adjustment expenses	(30,849)	(42,084)	(26.7)%	(101,953)	(103,600)	(1.6)%
Underwriting expenses	(16,838)	(20,035)	(16.0)%	(54,709)	(53,083)	3.1%
Underwriting profit (1)	$1,576	$(2,933)	‒	$5,049	$(3,863)	‒
Ratios:
Loss ratio	62.6%	71.1%		63.0%	67.8%
Expense ratio	34.2%	33.9%		33.9%	34.7%
Combined ratio	96.8%	105.0%		96.9%	102.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 62.6% and 63.0% for the three and nine months ended September 30, 2018 includes $2.7 million and $4.9 million (5.4 and 3.0 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The adverse reserve development was primarily related to losses from risk profiles and treaty structures that we no longer underwrite. The loss ratio of 71.1% and 67.8% for the three and nine months ended September 30, 2017 includes $581,000 and $2.6 million (1.0 and 1.7 percentage points), respectively, in net adverse reserve development in our loss estimates for prior accident years, primarily related to the 2011 and 2013 workers' compensation business from one reinsured.
The expense ratio of the Casualty Reinsurance segment was 34.2% and 33.9% for the three and nine months ended September 30, 2018, respectively, compared to the prior year ratios of 33.9% and 34.7%, respectively. The expense ratio for the nine months ended September 30, 2017 was impacted by the correction of a contingent commission accrual and related commission expense, which increased underwriting expenses by $2.0 million in the nine months ended September 30, 2017.
As a result of the items discussed above, underwriting profit for the Casualty Reinsurance segment was $1.6 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, compared to underwriting losses of $2.9 million and $3.9 million for the three and nine months ended September 30, 2017, respectively.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2018 was $1,569.8 million. Of this amount, 63.3% relates to amounts that are IBNR. This amount was 64.6% at December 31, 2017. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$316,268	$591,825	$908,093
Specialty Admitted Insurance	152,059	237,557	389,616
Casualty Reinsurance	108,181	163,871	272,052
Total	$576,508	$993,253	$1,569,761
At September 30, 2018, the amount of net reserves of $1,145.4 million that related to IBNR was 62.7%. This amount was 65.0% at December 31, 2017. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2018
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$290,061	$500,577	$790,638
Specialty Admitted Insurance	33,326	54,347	87,673
Casualty Reinsurance	104,324	162,726	267,050
Total	$427,711	$717,650	$1,145,361
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
For both the three months ended September 30, 2018 and 2017, the total operating expenses of the Corporate and Other segment were $6.5 million. For the nine months ended September 30, 2018 and 2017, the total operating expenses of the Corporate and Other segment were $21.3 million and $19.1 million, respectively, representing a 11.5% increase over the prior year. The increases were driven by compensation costs, including stock compensation expenses, associated with increases in headcount and costs associated with the formation and operations of Carolina Re (a new Class 3A reinsurer that has made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code. See “Income Tax Expense” for additional discussions regarding this newly formed 953(d) reinsurer).
Investing Results
Net investment income was $16.4 million and $45.8 million for the three and nine months ended September 30, 2018, respectively, compared to $14.9 million and $45.3 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Renewable energy LLCs	$329	$1,516	(78.3)%	$2,070	$8,631	(76.0)%
Other private investments	1,402	800	75.3%	3,518	2,106	67.0%
Other invested assets	1,731	2,316	(25.3)%	5,588	10,737	(48.0)%
All other net investment income	14,679	12,564	16.8%	40,213	34,590	16.3%
Total net investment income	$16,410	$14,880	10.3%	$45,801	$45,327	1.0%
Net investment income from renewable energy LLCs declined from $1.5 million and $8.6 million in three and nine months ended September 30, 2017, respectively, to $329,000 and $2.1 million in the three and nine months ended September 30, 2018, respectively. These investments are interests in certain limited liability companies that are managed by an entity for which two of our directors are officers. The Company's Non-Executive Chairman has invested in certain of these LLCs. Together, the carrying value of these investments was $31.9 million at September 30, 2018. Our interests in these companies are classified as “other invested assets” and the equity method is being used to account for the investments. Excluding private investments, our net investment income increased by 16.8% and 16.3% for the three and nine months ending September 30, 2018, respectively, over the same periods in the prior year. This increase in net investment income was due to a 15.3% and 13.7% increase in our average cash and invested assets for the three and nine months ended September 30, 2018 compared to the same periods in the prior year, as well as increases in average investment yields. The average duration of our fixed maturity portfolio was 3.6 years at September 30, 2018.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Fixed maturity securities	$8,673	$7,677	$24,513	$20,867
Bank loan participations	4,713	4,455	13,265	12,706
Equity securities	1,258	1,313	3,932	3,770
Other invested assets	1,731	2,316	5,588	10,737
Cash, cash equivalents, short-term investments, and other	1,157	159	1,650	277
Trading (losses) gains	—	(1)	(4)	—
Gross investment income	17,532	15,919	48,944	48,357
Investment expense	(1,122)	(1,039)	(3,143)	(3,030)
Net investment income	$16,410	$14,880	$45,801	$45,327

The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Annualized gross investment yield on:
Average cash and invested assets	4.0%	4.2%	3.8%	4.3%
Average fixed maturity securities	3.8%	3.5%	3.6%	3.5%
Of our total cash and invested assets of $1,803.7 million at September 30, 2018, $184.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,154.5 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $262.8 million of bank loan participations, $84.8 million of equity securities, $40.2 million of short-term investments, and $77.0 million of other invested assets.
The $262.8 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. At September 30, 2018, there was no allowance for credit losses, as none of the loans in the Company's portfolio were considered impaired. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2018 and December 31, 2017, the fair market value of these securities was $262.4 million and $236.5 million, respectively.
For the nine months ended September 30, 2018, the Company recognized net realized and unrealized investment losses of $407,000 ($467,000 of net realized and unrealized investment gains for the three months ended September 30, 2018), including $695,000 of losses for the change in the fair value of equity securities, $306,000 of net realized investment losses on the sale of fixed maturity securities, $1.5 million of net realized investment gains on the sale of bank loan securities (including an $807,000 realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below), and $851,000 of net realized investment losses from an increase in our bank loan credit allowance.
For the nine months ended September 30, 2017, the Company recognized net realized investment gains of $1.2 million ($171,000 net realized investment losses for the three months ended September 30, 2017), including $1.0 million of net realized investment gains recognized on the sale of bank loan securities, $403,000 of net realized investment gains on the sale of fixed maturity securities, $364,000 of net realized investment gains on the sale of equity securities, and $594,000 of net realized investment losses from an increase in our bank loan credit allowance.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of September 30, 2018. At December 31, 2017, the aggregate allowance for credit losses was $3.2 million on impaired loans from five issuers with a total carrying value of $5.1 million and unpaid principal of $8.4 million.
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
At September 30, 2018, 99.7% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2018 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2018			December 31, 2017
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$146,597	$146,287	12.7%	$139,382	$144,366	14.2%
Residential mortgage-backed	213,908	206,588	17.9%	160,379	158,661	15.6%
Corporate	517,313	506,715	43.8%	408,857	413,721	40.7%
Commercial mortgage and asset-backed	189,203	186,084	16.1%	182,595	182,611	18.0%
Obligations of U.S. government corporations and agencies	—	—	—%	35,948	35,847	3.5%
U.S. Treasury securities and obligations guaranteed by the U.S. government	108,629	106,875	9.3%	79,476	78,874	7.8%
Redeemable preferred stock	2,025	1,939	0.2%	2,025	2,018	0.2%
Total fixed maturity securities, available-for-sale	$1,177,675	$1,154,488	100.0%	$1,008,662	$1,016,098	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2018:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$186,069	16.1%
AA	453,953	39.3%
A	400,988	34.7%
BBB	109,498	9.6%
Below BB and unrated	3,980	0.3%
Total	$1,154,488	100.0%
At September 30, 2018, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $506.7 million. A summary of these securities by industry segment is shown below as of September 30, 2018:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$125,499	24.8%
Financial	102,849	20.3%
Consumer Discretionary	71,619	14.1%
Health Care	82,224	16.2%
Consumer Staples	62,991	12.4%
Utilities	61,533	12.2%
Total	$506,715	100.0%

Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of September 30, 2018:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$463,477	91.5%
Privately placed	43,238	8.5%
Total	$506,715	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2018
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$38,130	$37,994	3.3%
After one year through five years	402,788	397,242	34.4%
After five years through ten years	210,301	203,281	17.6%
After ten years	121,320	121,360	10.5%
Residential mortgage-backed	213,908	206,588	17.9%
Commercial mortgage and asset-backed	189,203	186,084	16.1%
Redeemable preferred stock	2,025	1,939	0.2%
Total	$1,177,675	$1,154,488	100.0%
At September 30, 2018, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $3.0 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively ($8.5 million and $6.7 million for the respective nine month periods). The increase in interest expense over the prior year reflects higher LIBOR rates and a $10.0 million increase in Senior Debt outstanding. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facility and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $447,000 of amortization of intangible assets for each of the three and nine months ended September 30, 2018 and 2017, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended September 30, 2018 and 2017, our U.S. federal income tax expense was 11.5% and 23.8% of income before taxes, respectively (9.6% and 11.8% for the nine months ended September 30, 2018 and 2017, respectively). For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities (state and municipal securities represent 11.8% and 12.2% of our available-for-sale securities at September 30, 2018 and 2017, respectively), dividends received income, and excess tax benefits on share based compensation. Income tax expense for the three and nine months ended September 30, 2018 reflects both the reduction in the enacted U.S. Federal tax rate from 35% in 2017 to 21% in 2018 as a result of Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), and the changes in our organizational structure in response to the Tax Act.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends and return of capital available to us from JRG Re in 2018 is calculated to be approximately $102.3 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2018 without regulatory approval is $37.0 million. On April 30, 2018, a $15.0 million dividend was paid to the U.S. holding company by James River Insurance Company.
At September 30, 2018, the Bermuda holding company had $1.0 million of cash and cash equivalents. The U.S. holding company had $52.6 million of cash and invested assets, comprised of cash and cash equivalents of $2.6 million, short-term investments of $1.3 million, and other invested assets of $48.6 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2018.
Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a component of leverage and efficiency of deployed capital. For the nine months ended September 30, 2018 and 2017, our annualized net written premium to surplus ratio was 1.1 to 1.0 and 1.2 to 1.0, respectively.
The Company has a $215.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2018:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2018, the Company had $100.8 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At September 30, 2018, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

The 2013 Facility has been amended from time to time since its inception in 2013. On December 7, 2016, the Company entered into an Amended and Restated Credit Agreement for the 2013 Facility which, among other things, extended the maturity date of the 2013 Facility until December 7, 2021 and modified other terms including reducing the rate of interest and reducing the number of financial covenants. On June 8, 2017, the Company entered into a First Amendment to the 2013 Facility, which among other things, modified the financial covenants and increased the amount of additional debt the Company may incur under new financings, subject to compliance with certain conditions.
The 2013 Facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at September 30, 2018.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility will carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2018. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. At September 30, 2018, unsecured loans of $10.0 million and secured letters of credit totaling $6.9 million were outstanding on the 2017 Facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034, with net proceeds to us of $14.5 million. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2018, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2018 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2018.
At September 30, 2018 and December 31, 2017, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 22.5% and 22.6%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2018 and 2017, our net premium retention was 62.0% and 75.9%, respectively (65.8% and 73.8% for the nine month periods, respectively).

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of September 30, 2018:

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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2018:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.4 million in excess of $600,000. (1)
Workers’ Compensation – Program	Quota share coverage for 50% of the first $600,000 per occurrence. (1)(2)
Commercial Auto – Programs	Quota share coverage for 90% of $1.0 million per occurrence.
General Liability – Program	Quota share coverage for 90% of the first $1.0 million per occurrence and excess of loss coverage for $1.0 million in excess of $1.0 million per occurrence.
Property	Excess of loss coverage for $44.0 million in excess of $1.0 million.
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

We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At September 30, 2018, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2018, we had reinsurance recoverables on unpaid losses of $424.4 million and reinsurance recoverables on paid losses of $18.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Credit Risk on Amounts Recoverable from an Indemnifying Party
The Company is also exposed to credit risk relating to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including among other things case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. This collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2018, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,014.7 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Cash Flows
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$251,913	$121,001
Investing activities	(205,574)	(92,002)
Financing activities	(25,417)	(32,283)
Change in cash and cash equivalents	$20,922	$(3,284)

Cash provided by operating activities grew from $121.0 million for the nine months ended September 30, 2017 to $251.9 million for the nine months ended September 30, 2018. The growth in reserves for losses and loss adjustment expenses exceeded the growth in premiums receivable by $314.6 million for the nine months ended September 30, 2018 compared to $118.2 million in the nine months ended September 30, 2017. The fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses has a favorable impact on our cash provided by operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Cash used in financing activities for the nine months ended September 30, 2018 and 2017 included $27.0 million and $26.6 million of dividends paid to shareholders, respectively.
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
EQUITY
The Company issued 253,438 common shares in the nine months ended September 30, 2018 with 210,134 new shares related to stock option exercises and 43,304 new shares related to vesting of RSUs. The total common shares outstanding increased from 29,696,682 at December 31, 2017 to 29,950,120 at September 30, 2018.
Share Based Compensation Expense
For the three months ended September 30, 2018 and 2017, the Company recognized $1.7 million and $1.8 million, respectively, of share based compensation expense ($4.8 million and $5.3 million for the respective nine month periods). As of September 30, 2018, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	205,244	$42.24
Exercised	(280,683)	$21.03	(735,587)	$18.00
Forfeited	(42,215)	$36.86	(62,489)	$30.80
End of period	1,156,338	$29.13	1,641,867	$27.13
Exercisable, end of period	841,763	$26.64	699,922	$22.63

All of the outstanding options vest over two or four years and have a contractual life of seven years from the original date of grant.

RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	178,882	$37.93	196,800	$24.38
Granted	218,475	$39.75	119,312	$42.19
Vested	(63,191)	$40.92	(39,113)	$32.01
Forfeited	(5,889)	$40.81	(22,188)	$26.06
Unvested, end of period	328,277	$38.51	254,811	$31.40
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$11,302	$9,946	$32,718	$30,475
Specialty Admitted Insurance	1,769	851	4,380	2,246
Casualty Reinsurance	1,576	(2,933)	5,049	(3,863)
Total underwriting profit of insurance segments	14,647	7,864	42,147	28,858
Other operating expenses of the Corporate and Other segment	(6,526)	(6,507)	(21,264)	(19,063)
Underwriting profit (1)	8,121	1,357	20,883	9,795
Net investment income	16,410	14,880	45,801	45,327
Net realized and unrealized gains (losses) on investments	467	(171)	(407)	1,183
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	258	(24)	366	(81)
Interest expense	(2,991)	(2,304)	(8,459)	(6,651)
Income before taxes	$22,116	$13,589	$57,737	$49,126

(1)
Included in underwriting results for the three and nine months ended September 30, 2018 is gross fee income of $6.8 million and $22.4 million, respectively ($7.0 million and $19.8 million for the same periods in the prior year).

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
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$22,116	$19,581	$13,589	$10,351
Net realized and unrealized (gains) losses on investments	(467)	(397)	171	82
Other expenses	(131)	(101)	119	93
Interest expense on leased building the Company is deemed to own for accounting purposes	404	319	315	205
Adjusted net operating income	$21,922	$19,402	$14,194	$10,731

	Nine Months Ended September 30,
	2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$57,737	$52,198	$49,126	$43,342
Net realized and unrealized losses (gains) on investments	407	366	(1,183)	(1,000)
Other expenses	(34)	45	351	361
Interest expense on leased building the Company is deemed to own for accounting purposes	1,179	931	940	611
Adjusted net operating income	$59,289	$53,540	$49,234	$43,314
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the nine months ended September 30, 2018, our tangible equity per share decreased by 0.2%. Absent the $27.2 million in dividends to shareholders in the nine months ended September 30, 2018, our tangible equity per share increased by 5.4% for the nine months ended September 30, 2018. Our operating return on tangible shareholders’ equity was 15.1% for the nine months ended September 30, 2018.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2018 and December 31, 2017 and reconciles tangible equity to tangible equity before dividends as of September 30, 2018:

	September 30, 2018		December 31, 2017
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$697,408	$23.29	$694,699	$23.39
Less:
Goodwill	181,831	6.07	181,831	6.12
Intangible assets	37,887	1.27	38,334	1.29
Tangible equity	$477,690	$15.95	$474,534	$15.98
Dividends to shareholders for the nine months ended September 30, 2018	27,189	0.90
Pre-dividend tangible equity	$504,879	$16.85

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

10.1	Amendment to Employment Agreement, dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	November 8, 2018	By:	/s/ Robert P. Myron
Robert P. Myron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)