Form 10-Q
period 2019-03-31
James River Group Holdings, Ltd.
filed 2019-05-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD. (Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Names of each exchange on which registered
Common Shares, par value $0.0002 per share	JRVR	NASDAQ Global Select Market
Number of shares of the registrant's common shares outstanding at May 1, 2019: 30,163,234

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
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed with the SEC on February 27, 2019.
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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2019	December 31, 2018
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2019 – $1,244,427; 2018 – $1,199,409)	$1,250,926	$1,184,202
Equity securities, at fair value (cost: 2019 – $79,623; 2018 – $77,152)	84,405	78,385
Bank loan participations held-for-investment, at amortized cost, net of allowance	263,318	260,972
Short-term investments	92,134	81,966
Other invested assets	74,465	72,321
Total invested assets	1,765,248	1,677,846

Cash and cash equivalents	132,552	172,457
Accrued investment income	11,836	11,110
Premiums receivable and agents’ balances, net	351,724	307,899
Reinsurance recoverable on unpaid losses	508,655	467,371
Reinsurance recoverable on paid losses	34,372	18,344
Prepaid reinsurance premiums	127,734	112,498
Deferred policy acquisition costs	56,318	54,450
Intangible assets, net	37,388	37,537
Goodwill	181,831	181,831
Other assets	91,593	95,433
Total assets	$3,299,251	$3,136,776

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2019	December 31, 2018
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,730,307	$1,661,459
Unearned premiums	420,601	386,473
Payables to reinsurers	91,469	61,662
Senior debt	98,300	118,300
Junior subordinated debt	104,055	104,055
Accrued expenses	48,903	51,792
Other liabilities	51,319	43,794
Total liabilities	2,544,954	2,427,535
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2019 and 2018: $0.0002 par value; 200,000,000 shares authorized; 30,162,045 and 29,988,460 shares issued and outstanding, respectively	6	6
Preferred Shares – 2019 and 2018: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	648,242	645,310
Retained earnings	101,617	79,753
Accumulated other comprehensive income (loss)	4,432	(15,828)
Total shareholders’ equity	754,297	709,241
Total liabilities and shareholders’ equity	$3,299,251	$3,136,776

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share amounts)
Revenues
Gross written premiums	$327,334	$298,116
Ceded written premiums	(119,593)	(87,138)
Net written premiums	207,741	210,978
Change in net unearned premiums	(17,589)	(10,036)
Net earned premiums	190,152	200,942
Net investment income	19,431	13,256
Net realized and unrealized gains (losses) on investments	1,625	(810)
Other income	2,919	4,956
Total revenues	214,127	218,344
Expenses
Losses and loss adjustment expenses	139,927	143,772
Other operating expenses	45,752	54,783
Other expenses	—	4
Interest expense	2,808	2,522
Amortization of intangible assets	149	149
Total expenses	188,636	201,230
Income before taxes	25,491	17,114
Income tax expense	2,763	1,481
Net income	22,728	15,633
Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $1,446 in 2019 and $(544) in 2018	20,260	(18,547)
Total comprehensive income (loss)	$42,988	$(2,914)
Per share data:
Basic earnings per share	$0.76	$0.53
Diluted earnings per share	$0.75	$0.52
Dividend declared per share	$0.30	$0.30
Weighted-average common shares outstanding:
Basic	30,059,398	29,764,320
Diluted	30,472,304	30,193,303

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	15,633	—	15,633
Other comprehensive loss	—	—	—	—	—	(18,547)	(18,547)
Dividends	—	—	—	—	(9,049)	—	(9,049)
Exercise of stock options	127,196	—	—	2,355	—	—	2,355
Vesting of RSUs	42,827	—	—	(776)	—	—	(776)
Compensation expense under share incentive plans	—	—	—	1,455	—	—	1,455
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at March 31, 2018	29,866,705	$6	$—	$639,183	$58,753	$(12,172)	$685,770
Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	22,728	—	22,728
Other comprehensive income	—	—	—	—	—	20,260	20,260
Dividends	—	—	—	—	(9,144)	—	(9,144)
Exercise of stock options	98,975	—	—	2,632	—	—	2,632
Vesting of RSUs	74,610	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	1,674	—	—	1,674
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease, (see Note 1)	—	—	—	—	8,280	—	8,280
Balances at March 31, 2019	30,162,045	$6	$—	$648,242	$101,617	$4,432	$754,297

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities
Net cash provided by operating activities	$35,450	$48,461
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(130,362)	(118,652)
Sales – fixed maturity securities	45,466	26,392
Maturities and calls – fixed maturity securities	39,215	45,245
Purchases – equity securities	(2,753)	(5,949)
Sales – equity securities	263	766
Bank loan participations:
Purchases	(21,746)	(66,059)
Sales	6,602	35,708
Maturities	11,355	11,427
Other invested assets:
Purchases	—	(4,992)
Return of capital	260	—
Short-term investments, net	(10,168)	10,569
Securities receivable or payable, net	14,643	12,576
Purchases of property and equipment	(144)	(275)
Net cash used in investing activities	(47,369)	(53,244)
Financing activities
Senior debt repayment	(20,000)	—
Dividends paid	(9,244)	(9,074)
Issuance of common shares under equity incentive plans	2,632	2,862
Common share repurchases	(1,374)	(1,283)
Other financing activities	—	(171)
Net cash used in financing activities	(27,986)	(7,666)
Change in cash and cash equivalents	(39,905)	(12,449)
Cash and cash equivalents at beginning of period	172,457	163,495
Cash and cash equivalents at end of period	$132,552	$151,046
Supplemental information
Interest paid	$3,339	$2,509

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

•
Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted fronting and program business and individual risk workers' compensation insurance.

•
JRG Reinsurance Company Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties and, through December 31, 2017, to the Company’s U.S.-based insurance subsidiaries.

•
Carolina Re Ltd (“Carolina Re”) was formed in 2018 and as of January 1, 2018 provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re.

Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $30.5 million and $29.8 million as of March 31, 2019 and December 31, 2018, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended March 31, 2019 and 2018, our U.S. federal income tax expense was 10.8% and 8.7% of income before taxes, respectively. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 ("TCJA"). The ASU allows for the option to reclassify the stranded tax effects resulting from the implementation of the TCJA out of accumulated other comprehensive income and into retained earnings. The reclassification resulted in a $711,000 decrease to the Company's retained earnings with a corresponding increase to accumulated other comprehensive income in the first quarter of 2018 in connection with the Company's adoption of this ASU.
Adopted Accounting Standards
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. The Company adopted the new standard using a modified retrospective transition method, applying the transition provisions at the beginning of the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard and did not elect to use hindsight in determining the lease term. Upon adoption of the new standard, the Company derecognized assets of $22.6 million and liabilities of $30.9 million associated with a lease that was designated as build-to-suit under the previous guidance, and recorded a cumulative-effect adjustment to retained earnings of $8.3 million.
The Company recorded right-of-use assets of $17.2 million and lease liabilities of $17.8 million at adoption of the new standard associated with operating leases for office space in Bermuda, North Carolina, Virginia, Arizona, and Georgia. The new standard did not materially impact the Company's results of operations, earnings per share, or cash flows, and did not impact compliance under the covenants of our current credit agreements.
At March 31, 2019, right-of-use assets and lease liabilities were $16.4 million and $17.3 million, respectively. Operating lease costs were $1.2 million in the three months ended March 31, 2019 compared to $1.0 million in the prior year period. The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.3% and 6.0 years, respectively, as of March 31, 2019.
The table below summarizes maturities of the Company’s operating lease liabilities as of March 31, 2019, which reconciles to total lease liabilities included in other liabilities on the Company’s condensed consolidated balance sheet.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Years ending December 31,	(in thousands)
2019	$2,863
2020	3,622
2021	3,432
2022	2,639
2023	2,376
Thereafter	4,706
Total lease payments	19,638
Less imputed interest	(2,330)
Total operating lease liabilities	$17,308
Prospective Accounting Standards
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
Fixed maturity securities:
State and municipal	$136,472	$5,185	$(315)	$141,342
Residential mortgage-backed	225,702	1,257	(3,415)	223,544
Corporate	548,772	6,482	(2,760)	552,494
Commercial mortgage and asset-backed	204,612	1,233	(1,328)	204,517
U.S. Treasury securities and obligations guaranteed by the U.S. government	126,844	600	(449)	126,995
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,244,427	$14,766	$(8,267)	$1,250,926
December 31, 2018
Fixed maturity securities:
State and municipal	$147,160	$3,422	$(1,287)	$149,295
Residential mortgage-backed	208,869	577	(5,337)	204,109
Corporate	534,024	1,516	(10,772)	524,768
Commercial mortgage and asset-backed	199,528	310	(2,813)	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	107,803	235	(845)	107,193
Redeemable preferred stock	2,025	—	(213)	1,812
Total fixed maturity securities, available-for-sale	$1,199,409	$6,060	$(21,267)	$1,184,202
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2019 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$39,494	$39,447
After one year through five years	438,067	440,339
After five years through ten years	229,483	231,221
After ten years	105,044	109,824
Residential mortgage-backed	225,702	223,544
Commercial mortgage and asset-backed	204,612	204,517
Redeemable preferred stock	2,025	2,034
Total	$1,244,427	$1,250,926

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2019
Fixed maturity securities:
State and municipal	$—	$—	$29,279	$(315)	$29,279	$(315)
Residential mortgage-backed	6,153	(3)	131,841	(3,412)	137,994	(3,415)
Corporate	8,471	(41)	199,649	(2,719)	208,120	(2,760)
Commercial mortgage and asset-backed	61,747	(568)	65,718	(760)	127,465	(1,328)
U.S. Treasury securities and obligations guaranteed by the U.S. government	6,692	(4)	45,323	(445)	52,015	(449)
Total fixed maturity securities, available-for-sale	$83,063	$(616)	$471,810	$(7,651)	$554,873	$(8,267)
December 31, 2018
Fixed maturity securities:
State and municipal	$19,733	$(284)	$47,018	$(1,003)	$66,751	$(1,287)
Residential mortgage-backed	49,180	(743)	105,778	(4,594)	154,958	(5,337)
Corporate	243,384	(5,089)	155,902	(5,683)	399,286	(10,772)
Commercial mortgage and asset-backed	106,423	(1,229)	51,805	(1,584)	158,228	(2,813)
U.S. Treasury securities and obligations guaranteed by the U.S. government	17,618	(51)	54,201	(794)	71,819	(845)
Redeemable preferred stock	1,812	(213)	—	—	1,812	(213)
Total fixed maturity securities, available-for-sale	$438,150	$(7,609)	$414,704	$(13,658)	$852,854	$(21,267)

The Company held securities of 163 issuers that were in an unrealized loss position at March 31, 2019 with a total fair value of $554.9 million and gross unrealized losses of $8.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At March 31, 2019, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2019 had an aggregate fair value of $6.8 million and an aggregate net unrealized gain of $23,000.
Management concluded that three fixed maturity securities from one issuer that we intend to sell at a loss in the second quarter were impaired as of March 31, 2019. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2018 experienced an other-than-temporary impairment. For fixed maturity securities available-for-sale that are not other-than-temporarily impaired at March 31, 2019, management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that two of the loans in the Company's bank loan portfolio were impaired at March 31, 2019. At March 31, 2019, the impaired loans had a carrying value of $4.4 million, unpaid principal of $5.9 million, and an allowance for credit losses of $1.5 million. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at December 31, 2018. The aggregate allowance for credit losses on impaired loans was $300,000 at March 31, 2018 and $3.2 million at December 31, 2017.
At December 31, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority, a public corporation and governmental agency of the Commonwealth of Puerto Rico. Management concluded that an allowance

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

for credit losses should be established on the loan at December 31, 2017 to reduce its carrying value to $0. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2019 or December 31, 2018.
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
The average recorded investment in impaired bank loans was $2.2 million and $3.4 million during the three months ended March 31, 2019 and 2018, respectively. Investment income of $0 and $20,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $1.5 million and net realized investment gains of $3,000 in the three months ended March 31, 2019 and 2018, respectively, for changes in the fair value of impaired bank loans.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturity securities:
Gross realized gains	$177	$22
Gross realized losses	(405)	(223)
	(228)	(201)
Bank loan participations:
Gross realized gains	13	1,220
Gross realized losses	(1,692)	(100)
	(1,679)	1,120
Equity securities:
Gross realized gains	—	—
Gross realized losses	(18)	(15)
Changes in fair values of equity securities	3,549	(1,710)
	3,531	(1,725)
Short-term investments and other:
Gross realized gains	1	—
Gross realized losses	—	(4)
	1	(4)
Total	$1,625	$(810)

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Renewable energy LLCs (a)	$30,462	$29,795	$921	$1,211
Renewable energy notes receivable (b)	8,750	8,750	328	297
Limited partnerships (c)	30,753	29,276	2,069	226
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$74,465	$72,321	$3,404	$1,820

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.2% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $253,000 and $1.2 million in the three months ended March 31, 2019 and 2018, respectively.

(b)
The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At March 31, 2019, the Company holds an $8.8 million note issued by an entity for which two of our directors serve as officers. Interest on

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $328,000 and $297,000 for the three months ended March 31, 2019 and 2018, respectively.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.6 million at March 31, 2019. The Company recognized investment income of $481,000 and investment losses of $125,000 on the investment for the three months ended March 31, 2019 and 2018, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $27.2 million at March 31, 2019. Investment income of $1.6 million and $351,000 was recognized on the investments for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a lender (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 in both the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $3.8 million at March 31, 2019, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2019 and December 31, 2018.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	5,387	11,611	5,238
Identifiable intangible assets subject to amortization		11,611	5,387	11,611	5,238
		$42,775	$5,387	$42,775	$5,238

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Net income to shareholders	$22,728	$15,633

Weighted average common shares outstanding:
Basic	30,059,398	29,764,320
Common share equivalents	412,906	428,983
Diluted	30,472,304	30,193,303

Earnings per share:
Basic	$0.76	$0.53
Common share equivalents	(0.01)	(0.01)
Diluted	$0.75	$0.52
Common share equivalents relate to our outstanding equity awards (stock options and restricted share units ("RSUs")). For the three months ended March 31, 2019 and 2018, common share equivalents of 171,509 and 192,817 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,194,088	$989,825
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	138,959	146,382
Prior years	968	(2,610)
Total incurred losses and loss and adjustment expenses	139,927	143,772
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	4,679	12,177
Prior years	107,684	83,117
Total loss and loss adjustment expense payments	112,363	95,294
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,221,652	1,038,303
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	508,655	331,245
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,730,307	$1,369,548

The Company experienced $1.0 million of adverse reserve development in the three months ended March 31, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $10,000 of favorable development in the Excess and Surplus Lines segment. The Specialty Admitted Insurance segment experienced $2.0 million of favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $3.0 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$21,478	$(19,292)
U.S. income taxes	(1,447)	544
Unrealized gains (losses) arising during the period, net of U.S. income taxes	20,031	(18,748)
Less reclassification adjustment:
Net realized investment losses	(228)	(201)
U.S. income taxes	(1)	—
Reclassification adjustment for investment (gains) losses realized in net income	(229)	(201)
Other comprehensive income (loss)	$20,260	$(18,547)
In addition to the $228,000 and $201,000 of net realized investment losses on available-for-sale fixed maturity securities for the three months ended March 31, 2019 and 2018, respectively, the Company also recognized $1.7 million of net realized investment losses and $1.1 million of net realized investment gains in the respective periods on its investments in bank loan participations, and $3.5 million of net realized gains and $1.7 million of net realized losses in the respective periods for the change in fair values of equity securities.
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $49.4 million of letters of credit were issued through March 31, 2019 which were secured by deposits of $61.8 million. Under a $102.5 million facility, $68.0 million of letters of credit were issued through March 31, 2019 which were secured by deposits of $93.5 million. Under a $100.0 million facility, $5.3 million of letters of credit were issued through March 31, 2019 which were secured by deposits of $10.5 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $290.1 million at March 31, 2019.
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At March 31, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,156.0 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Gross fee income of $2.7 million and $4.8 million was included in underwriting profit for the three months ended March 31, 2019 and 2018, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2019
Gross written premiums	$186,549	$102,953	$37,832	$—	$327,334
Net earned premiums	141,672	12,360	36,120	—	190,152
Underwriting profit of insurance segments	13,102	1,623	327	—	15,052
Net investment income	5,544	897	11,172	1,818	19,431
Interest expense	—	—	—	2,808	2,808
Segment revenues	152,437	13,736	46,010	1,944	214,127
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,013,069	706,451	1,517,142	62,589	3,299,251

Three Months Ended March 31, 2018
Gross written premiums	$167,486	$87,401	$43,229	$—	$298,116
Net earned premiums	129,971	13,340	57,631	—	200,942
Underwriting profit of insurance segments	11,299	1,623	1,744	—	14,666
Net investment income	3,042	711	8,017	1,486	13,256
Interest expense	—	—	—	2,522	2,522
Segment revenues	137,327	13,955	65,526	1,536	218,344
Segment goodwill	181,831	—	—	—	181,831
Segment assets	909,963	495,096	1,368,872	88,079	2,862,010

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$13,102	$11,299
Specialty Admitted Insurance	1,623	1,623
Casualty Reinsurance	327	1,744
Total underwriting profit of insurance segments	15,052	14,666
Other operating expenses of the Corporate and Other segment	(7,906)	(7,431)
Underwriting profit	7,146	7,235
Net investment income	19,431	13,256
Net realized and unrealized gains (losses) on investments	1,625	(810)
Amortization of intangible assets	(149)	(149)
Other income and expenses	246	104
Interest expense	(2,808)	(2,522)
Income before taxes	$25,491	$17,114
9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amortization of policy acquisition costs	$18,621	$30,198
Other underwriting expenses of the operating segments	19,225	17,154
Other operating expenses of the Corporate and Other segment	7,906	7,431
Total	$45,752	$54,783
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
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2017.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$141,342	$—	$141,342
Residential mortgage-backed	—	223,544	—	223,544
Corporate	—	552,494	—	552,494
Commercial mortgage and asset-backed	—	204,517	—	204,517
U.S. Treasury securities and obligations guaranteed by the U.S. government	126,472	523	—	126,995
Redeemable preferred stock	—	2,034	—	2,034
Total fixed maturity securities, available-for-sale	$126,472	$1,124,454	$—	$1,250,926
Equity securities:
Preferred stock	—	65,148	—	65,148
Common stock	18,323	757	177	19,257
Total equity securities	$18,323	$65,905	$177	$84,405
Short-term investments	$—	$92,134	$—	$92,134

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$149,295	$—	$149,295
Residential mortgage-backed	—	204,109	—	204,109
Corporate	—	524,768	—	524,768
Commercial mortgage and asset-backed	—	192,797	4,228	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	106,651	542	—	107,193
Redeemable preferred stock	—	1,812	—	1,812
Total fixed maturity securities, available-for-sale	$106,651	$1,073,323	$4,228	$1,184,202
Equity securities:
Preferred stock	—	60,740	—	60,740
Common stock	16,674	757	214	17,645
Total equity securities	$16,674	$61,497	$214	$78,385
Short-term investments	$1,250	$80,716	$—	$81,966

The Company held one available-for-sale fixed maturity security at December 31, 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.2 million for the security at December 31, 2018. A principal payment of $456,000 was received on the available-for-sale fixed maturity security in the three months ended March 31, 2019. The Company was able to obtain a quoted price from a pricing vendor for the available-for-sale fixed maturity security at March 31, 2019 and it was transferred to Level 2.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At March 31, 2019 and December 31, 2018, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the security of $177,000 at March 31, 2019 and $214,000 at December 31, 2018. There were no purchases or sales involving Level 3 securities for the three months ended March 31, 2019 or 2018. There were no transfers involving Level 3 securities for the three months ended March 31, 2018.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the three months ended March 31, 2019 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at March 31, 2019.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
March 31, 2019
Bank loan participations held-for-investment	$—	$—	$4,394	$4,394
December 31, 2018
Bank loan participations held-for-investment	$—	$—	$—	$—

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $4.4 million at March 31, 2019. Management concluded that none of the bank loan participations held-for-investment were impaired as of December 31, 2018.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2019 and December 31, 2018, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,250,926	$1,250,926	$1,184,202	$1,184,202
Equity securities	84,405	84,405	78,385	78,385
Bank loan participations held-for-investment	263,318	257,298	260,972	250,697
Cash and cash equivalents	132,552	132,552	172,457	172,457
Short-term investments	92,134	92,134	81,966	81,966
Other invested assets – notes receivable	13,250	18,701	13,250	18,687
Liabilities
Senior debt	98,300	100,038	118,300	118,317
Junior subordinated debt	104,055	120,815	104,055	117,057

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2019 and December 31, 2018 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2019 and December 31, 2018, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at March 31, 2019 and December 31, 2018 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 173,585 common shares in the three months ended March 31, 2019 with 98,975 of the new shares related to stock option exercises and 74,610 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,162,045 at March 31, 2019.
The Company declared the following dividends during the first three months of 2019 and 2018:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9.1	million

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9.0	million
Included in the total dividends for the three months ended March 31, 2019 and 2018 are $107,000 and $99,000 of dividend equivalents on unvested RSUs, respectively. The balance of dividends payable on unvested RSUs was $457,000 at March 31, 2019 and $557,000 at December 31, 2018.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at March 31, 2019, 1,575,796 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 50,000, and at March 31, 2019, 8,594 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(125,349)	$29.47	(142,129)	$20.14
Forfeited	(3,759)	$36.37	—	$—
End of period	986,216	$28.94	1,337,107	$28.63
Exercisable, end of period	926,166	$28.07	983,508	$26.06

All of the outstanding options vest over two to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable at March 31, 2019 was 3.4 years and 3.3 years, respectively.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	167,295	$42.07	214,907	$39.81
Vested	(109,545)	$39.93	(62,714)	$40.90
Forfeited	(1,398)	$40.26	—	$—
Unvested, end of period	356,494	$40.33	331,075	$38.59
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Share based compensation expense	$1,674	$1,455
U.S. tax benefit on share based compensation expense	200	173
As of March 31, 2019, the Company had $13.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
12.    Subsequent Events
On April 30, 2019, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on June 28, 2019 to shareholders of record on June 10, 2019.
On April 30, 2019, the Board of Directors granted awards under the 2014 LTIP to the Company’s employees. RSUs for 11,261 shares were awarded with a fair value on the date of grant of $42.22 per share. The RSUs vest over three years.
At the 2019 Annual General Meeting of Shareholders of the Company (the “Annual Meeting”) held on April 30, 2019, the Company's shareholders approved an amendment to the James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (the “Non-Employee Director Plan”). The Board of Directors of the Company had previously approved the amendment. The amendment increases the number of the Company's common shares authorized for issuance under the Non-Employee Director Plan by 100,000 shares. No other modifications were made to the Non-Employee Director Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our underwriting profit for the three months ended March 31, 2019 was $7.1 million. In the prior year, for the same period, we had an underwriting profit of $7.2 million.
We are organized into four reportable segments, which are separately managed business units:

•
The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings and infrastructure. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 49 states and the District of Columbia;

•
The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and stop loss reinsurance to Carolina Re Ltd (“Carolina Re”), through JRG Reinsurance Company Ltd. (“JRG Re”), both Bermuda-based reinsurance companies. JRG Re has also in the past provided reinsurance to the Company's U.S. based insurance subsidiaries through a quota-share reinsurance agreement; Carolina Re was formed in 2018 to do this as well; and

•
The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.

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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to any of these policies during the current year.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Gross written premiums	$327,334	$298,116	9.8%
Net retention (1)	63.5%	70.8%
Net written premiums	$207,741	$210,978	(1.5)%
Net earned premiums	$190,152	$200,942	(5.4)%
Losses and loss adjustment expenses	(139,927)	(143,772)	(2.7)%
Other operating expenses	(43,079)	(49,935)	(13.7)%
Underwriting profit (2), (3)	7,146	7,235	(1.2)%
Net investment income	19,431	13,256	46.6%
Net realized and unrealized gains (losses) on investments	1,625	(810)	‒
Other income and expense	246	104	136.5%
Interest expense	(2,808)	(2,522)	11.3%
Amortization of intangible assets	(149)	(149)	‒
Income before taxes	25,491	17,114	48.9%
Income tax expense	2,763	1,481	86.6%
Net income	$22,728	$15,633	45.4%
Adjusted net operating income (4)	$21,713	$16,569	31.0%
Ratios:
Loss ratio	73.6%	71.5%
Expense ratio	22.6%	24.9%
Combined ratio	96.2%	96.4%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)	Included in underwriting results for the three months ended March 31, 2019 and 2018 is gross fee income of $6.4 million and $8.2 million, respectively.

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
The Company had an underwriting profit of $7.1 million for the three months ended March 31, 2019. This compares to an underwriting profit of $7.2 million for the same period in the prior year.
The results for the three months ended March 31, 2019 and 2018 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment gains (losses) of $1.6 million and $(810,000) for the three months ended March 31, 2019 and 2018, respectively. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).

•
Interest expense of $318,000 for the three months ended March 31, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company is no longer deemed the owner for accounting purposes and there is no comparable expense for the three months ended March 31, 2019.

We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees, and interest expense and other income and expenses on a leased building that we were previously deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$25,491	$22,728	$17,114	$15,633
Net realized and unrealized investment (gains) losses	(1,625)	(1,015)	810	665
Other expenses	—	—	4	20
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	318	251
Adjusted net operating income	$23,866	$21,713	$18,246	$16,569

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended March 31, 2019 was 96.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2019 includes $1.0 million, or 0.5 percentage points, of net adverse reserve development on prior accident years, including $10,000 of net favorable reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $3.0 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended March 31, 2018 was 96.4%. The combined ratio for the three months ended March 31, 2018 includes $2.6 million, or 1.3 percentage points, of net favorable reserve development on prior accident years, including $1.1 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $176,000 of net favorable reserve development from the Casualty Reinsurance segment.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an entity domiciled in Bermuda that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018. JRG Re also provides stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio improved from 24.9% for the three months ended March 31, 2018 to 22.6% for the three months ended March 31, 2019. The improvement is due to a 9.0% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 74.5% of consolidated net earned premiums for the three months ended March 31, 2019 compared to 64.7% for three months ended March 31, 2018. Gross fee income for the Company declined from $8.2 million for the three months ended March 31, 2018 to $6.4 million for the three months ended March 31, 2019.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$186,549	$167,486	11.4%
Specialty Admitted Insurance	102,953	87,401	17.8%
Casualty Reinsurance	37,832	43,229	(12.5)%
	$327,334	$298,116	9.8%
Net written premiums:
Excess and Surplus Lines	$154,861	$153,931	0.6%
Specialty Admitted Insurance	15,021	13,818	8.7%
Casualty Reinsurance	37,859	43,229	(12.4)%
	$207,741	$210,978	(1.5)%
Net earned premiums:
Excess and Surplus Lines	$141,672	$129,971	9.0%
Specialty Admitted Insurance	12,360	13,340	(7.3)%
Casualty Reinsurance	36,120	57,631	(37.3)%
	$190,152	$200,942	(5.4)%

Gross written premiums for the Excess and Surplus Lines segment (which represents 57.0% of our consolidated gross written premiums in the three months ended March 31, 2019) increased 11.4% over the corresponding three month period in the prior year. Excluding commercial auto policies, gross written premiums increased 4.7% over the corresponding three month period in the prior year. Policy submissions excluding commercial auto policies were 17.4% higher and 24.8% more policies were bound in the three months ended March 31, 2019 than in the three months ended March 31, 2018. Rates for the Excess and Surplus Lines segment were up 2.6% compared to the three months ended March 31, 2018. The change in gross written premiums compared to the same period in 2018 was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Commercial Auto	$92,002	$77,212	19.2%
Manufacturers & Contractors	23,511	17,600	33.6%
General Casualty	21,283	14,552	46.3%
Excess Casualty	15,170	9,796	54.9%
Allied Health	9,256	21,122	(56.2)%
Energy	6,407	11,520	(44.4)%
All other divisions	18,920	15,684	20.6%
Excess and Surplus Lines gross written premium	$186,549	$167,486	11.4%
The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 31.5% of our consolidated gross written premiums for the three months ended March 31, 2019) are as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Individual risk workers’ compensation premium	$16,993	$12,587	35.0%
Fronting and program premium	85,960	74,814	14.9%
Specialty Admitted gross written premium	$102,953	$87,401	17.8%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
The premium growth in our fronting business was driven by growth in three new fronting relationships that generated $27.9 million of gross written premium in the quarter compared to $0 for the three months ended March 31, 2018. Our largest agency relationship produced $40.2 million of gross written premium for the three months ended March 31, 2019 (down from $48.8 million for the three months ended March 31, 2018) and represented 39.1% of the segment's gross written premium in the three months ended March 31, 2019 down from 55.8% in the three months ended March 31, 2018.
Gross written premiums for the Casualty Reinsurance segment (which represents 11.5% of our consolidated gross written premiums in the first three months of 2019) decreased 12.5% from the corresponding three month period in the prior year. The reduction in gross written premium in this segment was in line with our expectations and is consistent with our planned reductions for the Casualty Reinsurance segment as we redeploy our capital to where we believe we can make the highest operating returns on tangible equity. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2019	2018
Excess and Surplus Lines	83.0%	91.9%
Specialty Admitted Insurance	14.6%	15.8%
Casualty Reinsurance	100.1%	100.0%
Total	63.5%	70.8%
The net premium retention for the Excess and Surplus Lines segment decreased from 91.9% to 83.0% for the three months ended March 31, 2018 and 2019, respectively, due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions, and due to the segment ceding $11.1 million of commercial auto written premium in the three months ended March 31, 2019 compared to none in the same quarter of 2018.
The net premium retention for the Specialty Admitted Insurance segment decreased slightly from 2018 to 2019 as a result of growth in the segment's fronting business, which generally has much lower net premium retention than our workers’ compensation business. The net retention on the segment’s fronting business was 8.7% and 10.6% for the three months ended March 31, 2019 and 2018, respectively, while the net retention on the workers’ compensation business was 44.5% and 46.8% for the three months ended March 31, 2019 and 2018, respectively.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2019	2018
Excess and Surplus Lines	90.8%	91.3%
Specialty Admitted Insurance	86.9%	87.8%
Casualty Reinsurance	99.1%	97.0%
Total	96.2%	96.4%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Gross written premiums	$186,549	$167,486	11.4%
Net written premiums	$154,861	$153,931	0.6%
Net earned premiums	$141,672	$129,971	9.0%
Losses and loss adjustment expenses	(108,205)	(100,619)	7.5%
Underwriting expenses	(20,365)	(18,053)	12.8%
Underwriting profit (1), (2)	$13,102	$11,299	16.0%
Ratios:
Loss ratio	76.4%	77.4%
Expense ratio	14.4%	13.9%
Combined ratio	90.8%	91.3%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $2.7 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively.
The loss ratio of 76.4% for the three months ended March 31, 2019 includes $10,000 of net favorable development in our loss estimates for prior accident years. The loss ratio of 77.4% for the three months ended March 31, 2018 includes $1.1 million (0.9 percentage points) in net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment increased from 13.9% for the three months ended March 31, 2018 to 14.4% for the three months ended March 31, 2019. Gross fee income contributed to a reduction in the expense ratio of 1.9 and 3.7 percentage points for the three months ended March 31, 2019 and 2018, respectively.
Our commercial auto business generally has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 56.1% and 56.7% of the segment’s net earned premiums for the three months ended March 31, 2019 and 2018, respectively.
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 16.0%, from $11.3 million for the three months ended March 31, 2018 to $13.1 million for the three months ended March 31, 2019.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Gross written premiums	$102,953	$87,401	17.8%
Net written premiums	$15,021	$13,818	8.7%
Net earned premiums	$12,360	$13,340	(7.3)%
Losses and loss adjustment expenses	(7,202)	(7,611)	(5.4)%
Underwriting expenses	(3,535)	(4,106)	(13.9)%
Underwriting profit (1), (2)	$1,623	$1,623	—%
Ratios:
Loss ratio	58.3%	57.1%
Expense ratio	28.6%	30.7%
Combined ratio	86.9%	87.8%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $3.8 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.
The loss ratio of 58.3% for the three months ended March 31, 2019 includes $2.0 million (16.2 percentage points) of net favorable development in our loss estimates for prior accident years. The favorable reserve development in 2019 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected. The loss ratio of 57.1% for the three months ended March 31, 2018 includes $1.3 million (9.9 percentage points) of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Specialty Admitted Insurance segment was 28.6% for the three months ended March 31, 2019 compared to the prior year ratio of 30.7%. The expense ratio declined in 2019 for this segment due to gross fee income from the fronting business which increased 13.3% for the three months ended March 31, 2019 compared to the same period in the prior year and to growth in individual risk workers’ compensation business on which we receive ceding commissions on our 50% third-party quota share reinsurance coverage.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment was $1.6 million for both the three months ended March 31, 2019 and 2018.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	($ in thousands)
Gross written premiums	$37,832	$43,229	(12.5)%
Net written premiums	$37,859	$43,229	(12.4)%
Net earned premiums	$36,120	$57,631	(37.3)%
Losses and loss adjustment expenses	(24,520)	(35,542)	(31.0)%
Underwriting expenses	(11,273)	(20,345)	(44.6)%
Underwriting profit (1)	$327	$1,744	(81.3)%
Ratios:
Loss ratio	67.9%	61.7%
Expense ratio	31.2%	35.3%
Combined ratio	99.1%	97.0%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 67.9% for the three months ended March 31, 2019 includes $3.0 million (8.3 percentage points) of net adverse development in our loss estimates for prior accident years. The adverse reserve development was primarily related to losses from risk profiles and treaty structures that we no longer underwrite. The loss ratio of 61.7% for the three months ended March 31, 2018 includes $176,000 (0.3 percentage points) of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 31.2% for the three months ended March 31, 2019 compared to the prior year ratio of 35.3%. The decrease was driven by a reduction in sliding scale commissions on treaties that experienced adverse reserve development in the three months ended March 31, 2019. In the prior year quarter ended March 31, 2018, there was an increase in sliding scale commissions associated with treaties that experienced favorable reserve development in the quarter.
As a result of the items discussed above, underwriting profit for the Casualty Reinsurance segment was $327,000 for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2019 was $1,730.3 million. Of this amount, 62.3% relates to amounts that are IBNR. This amount was 62.4% at December 31, 2018. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$377,663	$625,272	$1,002,935
Specialty Admitted Insurance	168,220	286,287	454,507
Casualty Reinsurance	106,387	166,478	272,865
Total	$652,270	$1,078,037	$1,730,307
At March 31, 2019, the amount of net reserves of $1,221.7 million that related to IBNR was 60.6%. This amount was 61.5% at December 31, 2018. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$345,404	$518,785	$864,189
Specialty Admitted Insurance	32,762	56,306	89,068
Casualty Reinsurance	102,967	165,428	268,395
Total	$481,133	$740,519	$1,221,652
Other Operating Expenses
In addition to the underwriting, acquisition, and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, and the Casualty Reinsurance segment discussed previously, other operating expenses also include the expenses of the Corporate and Other segment.
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

For the three months ended March 31, 2019 and 2018, the total operating expenses of the Corporate and Other segment were $7.9 million and $7.4 million, respectively, representing a 6.4% increase over the prior year. The increase was driven by compensation costs, including share-based compensation expenses, associated with increases in headcount.
Investing Results
Net investment income was $19.4 million for the three months ended March 31, 2019 compared to $13.3 million for the same period in the prior year. The change in our net investment income is as follows:

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Renewable energy LLCs	$921	$1,211	(23.9)%
Other private investments	2,483	609	307.7%
Other invested assets	3,404	1,820	87.0%
All other net investment income	16,027	11,436	40.1%
Total net investment income	$19,431	$13,256	46.6%
Income from the Company's private investments, including our renewable energy LLC investments, increased $1.6 million over the prior year quarter driven by higher returns from our limited partnership investments. Excluding private investments, our net investment income increased by 40.1% for the three months ending March 31, 2019 over the same period in the prior year. This increase in net investment income reflects growth in our fixed income portfolio of bonds and bank loans and higher investment yields. The average duration of our fixed maturity portfolio was 3.3 years at March 31, 2019.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Fixed maturity securities	$9,492	$8,030
Bank loan participations	5,064	3,117
Equity securities	1,337	667
Other invested assets	3,404	1,820
Cash, cash equivalents, short-term investments, and other	1,312	592
Trading losses	—	(3)
Gross investment income	20,609	14,223
Investment expense	(1,178)	(967)
Net investment income	$19,431	$13,256
The following table summarizes our investment returns:

	Three Months Ended March 31,
	2019	2018
Annualized gross investment yield on:
Average cash and invested assets	4.4%	3.5%
Average fixed maturity securities	3.8%	3.4%
Of our total cash and invested assets of $1,897.8 million at March 31, 2019, $132.6 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,250.9 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $263.3 million of bank loan participations, $84.4 million of equity securities, $92.1 million of short-term investments, and $74.5 million of other invested assets.
The $263.3 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in this credit allowance are included in realized gains or losses.

At March 31, 2019, there was a $1.5 million allowance for credit losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2019 and December 31, 2018, the fair market value of these securities was $257.3 million and $250.7 million, respectively.
For the three months ended March 31, 2019, the Company recognized net realized and unrealized investment gains of $1.6 million including $3.5 million of gains for the change in the fair value of equity securities, $1.5 million of realized losses to establish credit allowances on two impaired bank loans, $271,000 of impairment losses on fixed maturity securities, and $136,000 of net realized investment losses on the sale of bank loan securities.
For the three months ended March 31, 2018, the Company recognized net realized investment losses of $810,000 including $1.7 million of losses for the change in the fair value of equity securities and $201,000 of net realized investment losses on the sale of fixed maturity securities, partially offset by $1.1 million of net realized investment gains on the sale of bank loan securities (including an $807,000 realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below).
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that two of the loans in the Company's bank loan portfolio were impaired as of March 31, 2019. At March 31, 2019, the impaired loans had a carrying value of $4.4 million, unpaid principal of $5.9 million, and an allowance for credit losses of $1.5 million. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at December 31, 2018.
At December 31, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico through a power purchase agreement with Puerto Rico Electric Power Authority, a public corporation and governmental agency of the Commonwealth of Puerto Rico. Management concluded that the loan was impaired at December 31, 2017 and established an allowance for credit losses on the loan to reduce the loan's carrying value to zero at December 31, 2017. The unpaid principal on the loan was $807,000 at December 31, 2017. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
At March 31, 2019, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that three fixed maturity securities from one issuer that we intend to sell at a loss in the second quarter were impaired as of March 31, 2019. The Company recorded impairment losses of $271,000 for the three securities in the three months ended March 31, 2019. Management does not intend to sell other available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these other securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2019			December 31, 2018
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$136,472	$141,342	11.3%	$147,160	$149,295	12.6%
Residential mortgage-backed	225,702	223,544	17.9%	208,869	204,109	17.2%
Corporate	548,772	552,494	44.1%	534,024	524,768	44.3%
Commercial mortgage and asset-backed	204,612	204,517	16.3%	199,528	197,025	16.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	126,844	126,995	10.2%	107,803	107,193	9.1%
Redeemable preferred stock	2,025	2,034	0.2%	2,025	1,812	0.2%
Total fixed maturity securities, available-for-sale	$1,244,427	$1,250,926	100.0%	$1,199,409	$1,184,202	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2019:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$209,043	16.7%
AA	482,322	38.6%
A	439,916	35.2%
BBB	112,827	9.0%
Below BB and unrated	6,818	0.5%
Total	$1,250,926	100.0%
At March 31, 2019, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $552.5 million. A summary of these securities by industry segment is shown below as of March 31, 2019:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$126,639	22.9%
Financial	135,880	24.6%
Consumer Discretionary	74,888	13.6%
Health Care	87,686	15.9%
Consumer Staples	61,415	11.1%
Utilities	65,986	11.9%
Total	$552,494	100.0%
Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of March 31, 2019:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$502,123	90.9%
Privately placed	50,371	9.1%
Total	$552,494	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2019
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$39,494	$39,447	3.1%
After one year through five years	438,067	440,339	35.2%
After five years through ten years	229,483	231,221	18.5%
After ten years	105,044	109,824	8.8%
Residential mortgage-backed	225,702	223,544	17.9%
Commercial mortgage and asset-backed	204,612	204,517	16.3%
Redeemable preferred stock	2,025	2,034	0.2%
Total	$1,244,427	$1,250,926	100.0%
At March 31, 2019, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.8 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 of amortization of intangible assets for each of the three months ended March 31, 2019 and 2018, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended March 31, 2019 and 2018, our U.S. federal income tax expense was 10.8% and 8.7% of income before taxes, respectively. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Dividends
We are organized as a Bermuda holding company with our operations conducted by our wholly-owned subsidiaries. Accordingly, our holding company may receive cash through loans from banks, issuance of common shares, borrowings on our credit facilities, corporate service fees or dividends received from our subsidiaries, and/or other transactions. Our U.S. holding company may receive cash in a similar manner and also through payments from our subsidiaries pursuant to our U.S. consolidated tax allocation agreement.
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
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus. The maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2019 is calculated to be approximately $109.8 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.

At March 31, 2019, the Bermuda holding company had $1.3 million of cash and cash equivalents. The U.S. holding company had $53.0 million of cash and invested assets, comprised of cash and cash equivalents of $5.7 million and other invested assets of $47.3 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2019.
Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. For the three months ended March 31, 2019 and 2018, our annualized net written premium to surplus ratio was 1.1 to 1.0 and 1.3 to 1.0, respectively.
Credit Agreements
The Company has a $215.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at March 31, 2019:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2019, the Company had $68.0 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At March 31, 2019, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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
The 2013 Facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at March 31, 2019.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2019. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. At March 31, 2019, unsecured loans of $10.0 million and secured letters of credit totaling $5.3 million were outstanding on the 2017 Facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2019, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2019 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2019.
At March 31, 2019 and December 31, 2018, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 21.2% and 23.9%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2019 and 2018, our net premium retention was 63.5% and 70.8%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of March 31, 2019:

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
Effective March 1, 2019, our largest Commercial Auto ride share account is subject to an auto liability quota share reinsurance contract that contains a $10 million occurrence cap and an annual aggregate of 200% of subject premium.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2019:

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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of March 31, 2019, our average net retained limit per risk is $2.5 million.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At March 31, 2019, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2019, we had reinsurance recoverables on unpaid losses of $508.7 million and reinsurance recoverables on paid losses of $34.4 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Amounts Recoverable from an Indemnifying Party
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At March 31, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,156.0 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Cash Flows
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. The following table summarizes our cash flows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$35,450	$48,461
Investing activities	(47,369)	(53,244)
Financing activities	(27,986)	(7,666)
Change in cash and cash equivalents	$(39,905)	$(12,449)

Cash provided by operating activities for the three months ended March 31, 2019 and 2018 reflects the growth in our U.S. segments and the fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses. Cash provided by operating activities has declined compared to the prior year quarter due to reduced business writings in our Casualty Re segment.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 7.0% and 9.2% of total cash and invested assets at March 31, 2019 and 2018, respectively.
Cash used in financing activities for the three months ended March 31, 2019 and 2018 included $9.2 million and $9.1 million of dividends paid to shareholders, respectively. In addition, we repaid $20.0 million on our 2017 Facility in the three months ended March 31, 2019.
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
EQUITY
The Company issued 173,585 common shares in the three months ended March 31, 2019 with 98,975 of the new shares related to stock option exercises and 74,610 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,162,045 at March 31, 2019.
Share Based Compensation Expense
For the three months ended March 31, 2019 and 2018, the Company recognized $1.7 million and $1.5 million, respectively, of share based compensation expense. As of March 31, 2019, the Company had $13.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(125,349)	$29.47	(142,129)	$20.14
Forfeited	(3,759)	$36.37	—	$—
End of period	986,216	$28.94	1,337,107	$28.63
Exercisable, end of period	926,166	$28.07	983,508	$26.06

All of the outstanding options vest over two or four years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	167,295	$42.07	214,907	$39.81
Vested	(109,545)	$39.93	(62,714)	$40.90
Forfeited	(1,398)	$40.26	—	$—
Unvested, end of period	356,494	$40.33	331,075	$38.59
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Underwriting profit of the insurance segments:
Excess and Surplus Lines	$13,102	$11,299
Specialty Admitted Insurance	1,623	1,623
Casualty Reinsurance	327	1,744
Total underwriting profit of insurance segments	15,052	14,666
Other operating expenses of the Corporate and Other segment	(7,906)	(7,431)
Underwriting profit (1)	7,146	7,235
Net investment income	19,431	13,256
Net realized and unrealized gains (losses) on investments	1,625	(810)
Amortization of intangible assets	(149)	(149)
Other income and expenses	246	104
Interest expense	(2,808)	(2,522)
Income before taxes	$25,491	$17,114

(1)	Included in underwriting results for the three months ended March 31, 2019 and 2018 is gross fee income of $6.4 million and $8.2 million, respectively.
Reconciliation of Adjusted Net Operating Income
We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees and interest and other expenses on a leased building that we were previously deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$25,491	$22,728	$17,114	$15,633
Net realized and unrealized (gains) losses on investments	(1,625)	(1,015)	810	665
Other expenses	—	—	4	20
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	318	251
Adjusted net operating income	$23,866	$21,713	$18,246	$16,569

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the three months ended March 31, 2019, our tangible equity per share increased by 8.6%. Absent the $9.1 million in dividends to shareholders in the three months ended March 31, 2019, our tangible equity per share increased by 10.4% for the three months ended March 31, 2019. Our operating return on tangible shareholders’ equity was 16.9% for the three months ended March 31, 2019.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2019 and December 31, 2018 and reconciles tangible equity to tangible equity before dividends as of March 31, 2019:

	March 31, 2019		December 31, 2018
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$754,297	$25.01	$709,241	$23.65
Less:
Goodwill	181,831	6.03	181,831	6.06
Intangible assets	37,388	1.24	37,537	1.25
Tangible equity	$535,078	$17.74	$489,873	$16.34
Dividends to shareholders for the three months ended March 31, 2019	9,144	0.30
Pre-dividend tangible equity	$544,222	$18.04

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

James River Group Holdings, Ltd.

Date:	May 3, 2019	By:	/s/ Robert P. Myron
Robert P. Myron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)