Form 10-Q
period 2019-06-30
James River Group Holdings, Ltd.
filed 2019-08-02
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at July 31, 2019: 30,376,675

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2019	December 31, 2018
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2019 – $1,302,946; 2018 – $1,199,409)	$1,332,042	$1,184,202
Equity securities, at fair value (cost: 2019 – $80,846; 2018 – $77,152)	87,528	78,385
Bank loan participations held-for-investment, at amortized cost, net of allowance	251,472	260,972
Short-term investments	24,463	81,966
Other invested assets	70,419	72,321
Total invested assets	1,765,924	1,677,846

Cash and cash equivalents	169,125	172,457
Accrued investment income	13,073	11,110
Premiums receivable and agents’ balances, net	398,514	307,899
Reinsurance recoverable on unpaid losses	545,404	467,371
Reinsurance recoverable on paid losses	39,777	18,344
Prepaid reinsurance premiums	143,172	112,498
Deferred policy acquisition costs	58,294	54,450
Intangible assets, net	37,239	37,537
Goodwill	181,831	181,831
Other assets	98,754	95,433
Total assets	$3,451,107	$3,136,776

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,783,334	$1,661,459
Unearned premiums	474,430	386,473
Payables to reinsurers	104,882	61,662
Senior debt	98,300	118,300
Junior subordinated debt	104,055	104,055
Accrued expenses	52,846	51,792
Other liabilities	42,210	43,794
Total liabilities	2,660,057	2,427,535
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2019 and 2018: $0.0002 par value; 200,000,000 shares authorized; 30,330,675 and 29,988,460 shares issued and outstanding, respectively	6	6
Preferred Shares – 2019 and 2018: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	653,151	645,310
Retained earnings	112,729	79,753
Accumulated other comprehensive income (loss)	25,164	(15,828)
Total shareholders’ equity	791,050	709,241
Total liabilities and shareholders’ equity	$3,451,107	$3,136,776

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Revenues
Gross written premiums	$380,003	$293,378	$707,337	$591,494
Ceded written premiums	(140,093)	(104,772)	(259,686)	(191,910)
Net written premiums	239,910	188,606	447,651	399,584
Change in net unearned premiums	(40,796)	19,604	(58,385)	9,568
Net earned premiums	199,114	208,210	389,266	409,152
Net investment income	17,535	16,135	36,966	29,391
Net realized and unrealized gains (losses) on investments	1,063	(64)	2,688	(874)
Other income	2,662	3,760	5,581	8,716
Total revenues	220,374	228,041	434,501	446,385
Expenses
Losses and loss adjustment expenses	147,053	154,595	286,980	298,367
Other operating expenses	44,843	51,751	90,595	106,534
Other expenses	683	93	683	97
Interest expense	2,684	2,946	5,492	5,468
Amortization of intangible assets	149	149	298	298
Total expenses	195,412	209,534	384,048	410,764
Income before taxes	24,962	18,507	50,453	35,621
Income tax expense	4,655	1,523	7,418	3,004
Net income	20,307	16,984	43,035	32,617
Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $1,865 and $3,311 in 2019 and $(183) and $(727) in 2018	20,732	(6,558)	40,992	(25,105)
Total comprehensive income	$41,039	$10,426	$84,027	$7,512
Per share data:
Basic earnings per share	$0.67	$0.57	$1.43	$1.09
Diluted earnings per share	$0.66	$0.56	$1.41	$1.08
Dividend declared per share	$0.30	$0.30	$0.60	$0.60
Weighted-average common shares outstanding:
Basic	30,246,420	29,882,988	30,153,426	29,823,982
Diluted	30,689,074	30,293,933	30,581,205	30,243,946

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at March 31, 2019	30,162,045	$6	$—	$648,242	$101,617	$4,432	$754,297
Net income	—	—	—	—	20,307	—	20,307
Other comprehensive income	—	—	—	—	—	20,732	20,732
Dividends	—	—	—	—	(9,195)	—	(9,195)
Exercise of stock options	166,963	—	—	3,099	—	—	3,099
Vesting of RSUs	1,667	—	—	—	—	—	—
Compensation expense under share incentive plans	—	—	—	1,810	—	—	1,810
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050

Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	43,035	—	43,035
Other comprehensive income	—	—	—	—	—	40,992	40,992
Dividends	—	—	—	—	(18,339)	—	(18,339)
Exercise of stock options	265,938	—	—	5,731	—	—	5,731
Vesting of RSUs	76,277	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	3,484	—	—	3,484
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease, (see Note 1)	—	—	—	—	8,280	—	8,280
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at March 31, 2018	29,866,705	$6	$—	$639,183	$58,753	$(12,172)	$685,770
Net income	—	—	—	—	16,984	—	16,984
Other comprehensive loss	—	—	—	—	—	(6,558)	(6,558)
Dividends	—	—	—	—	(9,060)	—	(9,060)
Exercise of stock options	50,639	—	—	448	—	—	448
Vesting of RSUs	477	—	—	(1)	—	—	(1)
Compensation expense under share incentive plans	—	—	—	1,660	—	—	1,660
Balances at June 30, 2018	29,917,821	$6	$—	$641,290	$66,677	$(18,730)	$689,243

Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	32,617	—	32,617
Other comprehensive loss	—	—	—	—	—	(25,105)	(25,105)
Dividends	—	—	—	—	(18,109)	—	(18,109)
Exercise of stock options	177,835	—	—	2,803	—	—	2,803
Vesting of RSUs	43,304	—	—	(777)	—	—	(777)
Compensation expense under share incentive plans	—	—	—	3,115	—	—	3,115
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—		—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at June 30, 2018	29,917,821	$6	$—	$641,290	$66,677	$(18,730)	$689,243

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities
Net cash provided by operating activities	$68,123	$164,086
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(260,853)	(178,600)
Sales – fixed maturity securities	91,537	65,275
Maturities and calls – fixed maturity securities	64,905	81,138
Purchases – equity securities	(3,977)	(5,949)
Sales – equity securities	263	3,179
Bank loan participations:
Purchases	(46,327)	(121,285)
Sales	27,920	77,933
Maturities	25,565	28,053
Other invested assets:
Purchases	—	(6,993)
Return of capital	1,266	308
Redemptions	3,000	—
Short-term investments, net	57,503	11,664
Securities receivable or payable, net	1,925	2,015
Purchases of property and equipment	(197)	(470)
Net cash used in investing activities	(37,470)	(43,732)
Financing activities
Senior debt repayment	(20,000)	—
Dividends paid	(18,342)	(18,042)
Issuance of common shares under equity incentive plans	6,493	3,900
Common share repurchases	(2,136)	(1,874)
Other financing activities	—	(466)
Net cash used in financing activities	(33,985)	(16,482)
Change in cash and cash equivalents	(3,332)	103,872
Cash and cash equivalents at beginning of period	172,457	163,495
Cash and cash equivalents at end of period	$169,125	$267,367
Supplemental information
Interest paid	$6,499	$5,368

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $30.4 million and $29.8 million as of June 30, 2019 and December 31, 2018, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended June 30, 2019 and 2018, our U.S. federal income tax expense was 18.6% and 8.2% of income before taxes, respectively (14.7% and 8.4% for the six months ended June 30, 2019 and 2018, respectively). For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The effective tax rates for the three and six months ended June 30, 2019 were elevated due to changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country.
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
At June 30, 2019, right-of-use assets and lease liabilities were $16.9 million and $17.8 million, respectively. Operating lease costs were $1.2 million and $2.5 million in the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $2.2 million in the respective prior year periods. The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.3% and 5.7 years, respectively, as of June 30, 2019.
The table below summarizes maturities of the Company’s operating lease liabilities as of June 30, 2019, which reconciles to total lease liabilities included in other liabilities on the Company’s condensed consolidated balance sheet.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Years ending December 31,	(in thousands)
2019	$1,864
2020	3,680
2021	3,491
2022	3,293
2023	3,099
Thereafter	4,706
Total lease payments	20,133
Less imputed interest	(2,347)
Total operating lease liabilities	$17,786

Prospective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP requires the recognition of credit losses when it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that is reflected in net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Upon adoption, this ASU will be applied using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period presented. The Company is in the process of analyzing how adopting this ASU will affect the Company’s financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2019
Fixed maturity securities:
State and municipal	$130,215	$8,041	$(6)	$138,250
Residential mortgage-backed	249,452	2,212	(1,906)	249,758
Corporate	590,233	16,672	(631)	606,274
Commercial mortgage and asset-backed	216,771	3,808	(503)	220,076
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,250	1,454	(71)	115,633
Redeemable preferred stock	2,025	26	—	2,051
Total fixed maturity securities, available-for-sale	$1,302,946	$32,213	$(3,117)	$1,332,042
December 31, 2018
Fixed maturity securities:
State and municipal	$147,160	$3,422	$(1,287)	$149,295
Residential mortgage-backed	208,869	577	(5,337)	204,109
Corporate	534,024	1,516	(10,772)	524,768
Commercial mortgage and asset-backed	199,528	310	(2,813)	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	107,803	235	(845)	107,193
Redeemable preferred stock	2,025	—	(213)	1,812
Total fixed maturity securities, available-for-sale	$1,199,409	$6,060	$(21,267)	$1,184,202

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2019 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$46,982	$47,016
After one year through five years	481,646	490,856
After five years through ten years	210,431	218,335
After ten years	95,639	103,950
Residential mortgage-backed	249,452	249,758
Commercial mortgage and asset-backed	216,771	220,076
Redeemable preferred stock	2,025	2,051
Total	$1,302,946	$1,332,042

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2019
Fixed maturity securities:
State and municipal	$170	$—	$2,317	$(6)	$2,487	$(6)
Residential mortgage-backed	8,983	(32)	109,153	(1,874)	118,136	(1,906)
Corporate	3,988	(6)	67,981	(625)	71,969	(631)
Commercial mortgage and asset-backed	21,557	(81)	47,797	(422)	69,354	(503)
U.S. Treasury securities and obligations guaranteed by the U.S. government	—	—	19,775	(71)	19,775	(71)
Total fixed maturity securities, available-for-sale	$34,698	$(119)	$247,023	$(2,998)	$281,721	$(3,117)
December 31, 2018
Fixed maturity securities:
State and municipal	$19,733	$(284)	$47,018	$(1,003)	$66,751	$(1,287)
Residential mortgage-backed	49,180	(743)	105,778	(4,594)	154,958	(5,337)
Corporate	243,384	(5,089)	155,902	(5,683)	399,286	(10,772)
Commercial mortgage and asset-backed	106,423	(1,229)	51,805	(1,584)	158,228	(2,813)
U.S. Treasury securities and obligations guaranteed by the U.S. government	17,618	(51)	54,201	(794)	71,819	(845)
Redeemable preferred stock	1,812	(213)	—	—	1,812	(213)
Total fixed maturity securities, available-for-sale	$438,150	$(7,609)	$414,704	$(13,658)	$852,854	$(21,267)

The Company held securities of 77 issuers that were in an unrealized loss position at June 30, 2019 with a total fair value of $281.7 million and gross unrealized losses of $3.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At June 30, 2019, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2019 had an aggregate fair value of $5.3 million and an aggregate net unrealized gain of $48,000.
At March 31, 2019, management concluded that three fixed maturity securities from one issuer that we intended to sell at a loss in the second quarter were impaired. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019. Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2019 or December 31, 2018 had experienced an other-than-temporary impairment. For fixed maturity securities available-for-sale that are not other-than-temporarily impaired at June 30, 2019, management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that two loans from one issuer in the Company's bank loan portfolio were impaired at June 30, 2019. At June 30, 2019, the impaired loans had a carrying value of $3.4 million, unpaid principal of $3.6 million, and an allowance for credit losses of $231,000. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at December 31, 2018. The aggregate allowance for credit losses on impaired loans was $1.2 million at June 30, 2018 and $3.2 million at December 31, 2017.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2019 or December 31, 2018.
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
The average recorded investment in impaired bank loans was $1.7 million and $3.7 million during the six months ended June 30, 2019 and 2018, respectively. Investment income of $0 and $65,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $231,000 and $1.8 million in the three and six months ended June 30, 2019, respectively, for changes in the fair value of impaired bank loans (net realized investment losses of $896,000 and $893,000 in three and six months ended June 30, 2018 respectively).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturity securities:
Gross realized gains	$411	$360	$588	$382
Gross realized losses	(80)	(252)	(485)	(475)
	331	108	103	(93)
Bank loan participations:
Gross realized gains	137	360	150	1,580
Gross realized losses	(1,308)	(1,006)	(3,000)	(1,106)
	(1,171)	(646)	(2,850)	474
Equity securities:
Gross realized gains	—	—	—	—
Gross realized losses	—	(47)	(18)	(62)
Changes in fair values of equity securities	1,900	521	5,449	(1,189)
	1,900	474	5,431	(1,251)
Short-term investments and other:
Gross realized gains	3	—	4	—
Gross realized losses	—	—	—	(4)
	3	—	4	(4)
Total	$1,063	$(64)	$2,688	$(874)

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	(in thousands)
Renewable energy LLCs (a)	$30,449	$29,795	$(13)	$530	$908	$1,741
Renewable energy notes receivable (b)	8,750	8,750	328	328	656	625
Limited partnerships (c)	26,720	29,276	728	1,092	2,797	1,319
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$70,419	$72,321	$1,129	$2,036	$4,533	$3,857

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.2% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $253,000 and $2.1 million in the six months ended June 30, 2019 and 2018, respectively.

(b)
The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At June 30, 2019, the Company holds an $8.8 million note issued by an entity for which two of our directors serve as officers. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $328,000 and $656,000 for the three and six

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

months ended June 30, 2019, respectively ($328,000 and $625,000 for the three and six months ended June 30, 2018, respectively).

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.6 million at June 30, 2019. The Company recognized investment income of $480,000 and $208,000 on the investment for the six months ended June 30, 2019 and 2018, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $23.2 million at June 30, 2019. Investment income of $2.3 million and $1.1 million was recognized on the investments for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a lender (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $172,000 in both the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $3.4 million at June 30, 2019, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2019 and December 31, 2018.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	5,536	11,611	5,238
Identifiable intangible assets subject to amortization		11,611	5,536	11,611	5,238
		$42,775	$5,536	$42,775	$5,238

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net income to shareholders	$20,307	$16,984	$43,035	$32,617

Weighted average common shares outstanding:
Basic	30,246,420	29,882,988	30,153,426	29,823,982
Common share equivalents	442,654	410,945	427,779	419,964
Diluted	30,689,074	30,293,933	30,581,205	30,243,946

Earnings per share:
Basic	$0.67	$0.57	$1.43	$1.09
Common share equivalents	(0.01)	(0.01)	(0.02)	(0.01)
Diluted	$0.66	$0.56	$1.41	$1.08

Common share equivalents relate to our outstanding equity awards (stock options and restricted share units ("RSUs")). For the three and six months ended June 30, 2019, common share equivalents of 9,735 and 170,310 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive (182,246 and 187,502 shares in the three and six months ended June 30, 2018, respectively).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,221,652	$1,038,303	$1,194,088	$989,825
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	144,738	152,371	283,697	298,753
Prior years	2,315	2,224	3,283	(386)
Total incurred losses and loss and adjustment expenses	147,053	154,595	286,980	298,367
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	20,575	20,577	25,254	32,754
Prior years	110,200	79,503	217,884	162,620
Total loss and loss adjustment expense payments	130,775	100,080	243,138	195,374
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,237,930	1,092,818	1,237,930	1,092,818
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	545,404	375,535	545,404	375,535
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,783,334	$1,468,353	$1,783,334	$1,468,353

The Company experienced $2.3 million of adverse reserve development in the three months ended June 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $1.2 million of adverse development in the Excess and Surplus Lines segment, as adverse development in the 2016 and 2017 accident years for commercial auto business were largely offset by favorable development in the 2018 accident year for commercial auto business. The Specialty Admitted Insurance segment experienced $1.2 million of favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $2.4 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
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
The Company experienced $3.3 million of adverse reserve development in the six months ended June 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $1.2 million of adverse development in the Excess and Surplus Lines segment, as adverse development in the 2016 and 2017 accident years for commercial auto business were largely offset by favorable development in the 2018 accident year for commercial auto business. The Specialty Admitted Insurance segment experienced $3.3 million of favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $5.3 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $386,000 of favorable reserve development in the six months ended June 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $1.2 million of favorable development in the Excess and Surplus Lines segment, primarily from $1.9 million of favorable development on the property catastrophe losses from the September 2017 storms coupled with adverse development in commercial auto business and favorable development in other core Excess and Surplus Lines. The Specialty Admitted Insurance segment experienced $1.5 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years, partially offset by adverse development on certain terminated program business. The Company also experienced $2.3 million of favorable development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
6.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$22,928	$(6,633)	$44,406	$(25,925)
U.S. income taxes	(1,908)	155	(3,355)	699
Unrealized gains (losses) arising during the period, net of U.S. income taxes	21,020	(6,478)	41,051	(25,226)
Less reclassification adjustment:
Net realized investment gains (losses)	331	108	103	(93)
U.S. income taxes	(43)	(28)	(44)	(28)
Reclassification adjustment for investment gains (losses) realized in net income	288	80	59	(121)
Other comprehensive income (loss)	$20,732	$(6,558)	$40,992	$(25,105)

In addition to the $331,000 and $103,000 of net realized investment gains on available-for-sale fixed maturity securities for the three and six months ended June 30, 2019, respectively ($108,000 of net realized investment gains and $93,000 of net realized investment losses in the respective prior year periods), the Company also recognized $1.2 million and $2.9 million of net realized investment losses in the respective periods on its investments in bank loan participations ($646,000 of net realized investment losses and $474,000 of net realized investment gains in the respective prior year periods), and $1.9 million and $5.4 million of net realized gains in the respective periods for the change in fair values of equity securities ($521,000 of net realized gains and $1.2 million of net realized losses in the respective prior year periods).
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $48.2 million of letters of credit were issued through June 30, 2019 which were secured by deposits of $60.2 million. Under a $102.5 million facility, $65.8 million of letters of credit were issued through June 30, 2019 which were secured by deposits of $86.8 million. Under a $100.0 million facility, $5.3 million of letters of credit were issued through June 30, 2019 which were secured by deposits of $10.7 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $294.7 million at June 30, 2019.
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,162.7 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Gross fee income of $2.3 million and $3.7 million was included in underwriting profit for the three months ended June 30, 2019 and 2018, respectively ($5.0 million and $8.5 million for the six months ended June 30, 2019 and 2018, respectively). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2019
Gross written premiums	$260,277	$89,472	$30,254	$—	$380,003
Net earned premiums	150,921	13,086	35,107	—	199,114
Underwriting profit (loss) of insurance segments	15,810	1,298	(100)	—	17,008
Net investment income	4,229	918	11,986	402	17,535
Interest expense	—	—	—	2,684	2,684
Segment revenues	158,574	14,940	46,318	542	220,374
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,122,080	721,506	1,544,565	62,956	3,451,107

Three Months Ended June 30, 2018
Gross written premiums	$165,398	$97,100	$30,880	$—	$293,378
Net earned premiums	139,127	14,266	54,817	—	208,210
Underwriting profit of insurance segments	10,117	988	1,729	—	12,834
Net investment income	4,350	839	9,662	1,284	16,135
Interest expense	—	—	—	2,946	2,946
Segment revenues	147,012	15,436	64,254	1,339	228,041
Segment goodwill	181,831	—	—	—	181,831
Segment assets	907,314	566,196	1,378,305	85,561	2,937,376

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Six Months Ended June 30, 2019
Gross written premiums	$446,826	$192,425	$68,086	$—	$707,337
Net earned premiums	292,593	25,446	71,227	—	389,266
Underwriting profit of insurance segments	28,912	2,921	227	—	32,060
Net investment income	9,773	1,815	23,158	2,220	36,966
Interest expense	—	—	—	5,492	5,492
Segment revenues	311,011	28,676	92,328	2,486	434,501
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,122,080	721,506	1,544,565	62,956	3,451,107

Six Months Ended June 30, 2018
Gross written premiums	$332,884	$184,501	$74,109	$—	$591,494
Net earned premiums	269,098	27,606	112,448	—	409,152
Underwriting profit of insurance segments	21,416	2,611	3,473	—	27,500
Net investment income	7,392	1,550	17,679	2,770	29,391
Interest expense	—	—	—	5,468	5,468
Segment revenues	284,339	29,391	129,780	2,875	446,385
Segment goodwill	181,831	—	—	—	181,831
Segment assets	907,314	566,196	1,378,305	85,561	2,937,376

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$15,810	$10,117	$28,912	$21,416
Specialty Admitted Insurance	1,298	988	2,921	2,611
Casualty Reinsurance	(100)	1,729	227	3,473
Total underwriting profit of insurance segments	17,008	12,834	32,060	27,500
Other operating expenses of the Corporate and Other segment	(7,433)	(7,307)	(15,339)	(14,738)
Underwriting profit	9,575	5,527	16,721	12,762
Net investment income	17,535	16,135	36,966	29,391
Net realized and unrealized gains (losses) on investments	1,063	(64)	2,688	(874)
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(378)	4	(132)	108
Interest expense	(2,684)	(2,946)	(5,492)	(5,468)
Income before taxes	$24,962	$18,507	$50,453	$35,621

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Amortization of policy acquisition costs	$23,150	$28,672	$41,771	$58,870
Other underwriting expenses of the operating segments	14,260	15,772	33,485	32,926
Other operating expenses of the Corporate and Other segment	7,433	7,307	15,339	14,738
Total	$44,843	$51,751	$90,595	$106,534

Other expenses of $683,000 for the three and six months ended June 30, 2019 consist of employee severance costs. Other expenses of $93,000 and $97,000 for the three and six months ended June 30, 2018 primarily consist of legal and professional services and other costs related to secondary share offerings.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$138,250	$—	$138,250
Residential mortgage-backed	—	249,758	—	249,758
Corporate	—	606,274	—	606,274
Commercial mortgage and asset-backed	—	220,076	—	220,076
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,094	539	—	115,633
Redeemable preferred stock	—	2,051	—	2,051
Total fixed maturity securities, available-for-sale	$115,094	$1,216,948	$—	$1,332,042
Equity securities:
Preferred stock	—	67,255	—	67,255
Common stock	15,413	1,761	3,099	20,273
Total equity securities	$15,413	$69,016	$3,099	$87,528
Short-term investments	$—	$24,463	$—	$24,463

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$149,295	$—	$149,295
Residential mortgage-backed	—	204,109	—	204,109
Corporate	—	524,768	—	524,768
Commercial mortgage and asset-backed	—	192,797	4,228	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	106,651	542	—	107,193
Redeemable preferred stock	—	1,812	—	1,812
Total fixed maturity securities, available-for-sale	$106,651	$1,073,323	$4,228	$1,184,202
Equity securities:
Preferred stock	—	60,740	—	60,740
Common stock	16,674	757	214	17,645
Total equity securities	$16,674	$61,497	$214	$78,385
Short-term investments	$1,250	$80,716	$—	$81,966

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2019 and December 31, 2018, the Company held equity securities for which the fair value was determined using significant unobservable inputs (Level 3). In the three months ended June 30, 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity securities of $3.1 million at June 30, 2019 and $214,000 at December 31, 2018. There were no purchases or sales of Level 3 securities for the six months ended June 30, 2019 or 2018. There were no transfers involving Level 3 securities for the six months ended June 30, 2018.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 or 2018. The Company recognizes transfers between levels at the beginning of the reporting period.
There were no realized gains or losses included in earnings for the six months ended June 30, 2019 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis that are still held at June 30, 2019.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
June 30, 2019
Bank loan participations held-for-investment	$—	$—	$3,359	$3,359
December 31, 2018
Bank loan participations held-for-investment	$—	$—	$—	$—

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $3.4 million at June 30, 2019. Management concluded that none of the bank loan participations held-for-investment were impaired as of December 31, 2018.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2019 and December 31, 2018, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,332,042	$1,332,042	$1,184,202	$1,184,202
Equity securities	87,528	87,528	78,385	78,385
Bank loan participations held-for-investment	251,472	243,962	260,972	250,697
Cash and cash equivalents	169,125	169,125	172,457	172,457
Short-term investments	24,463	24,463	81,966	81,966
Other invested assets – notes receivable	13,250	18,785	13,250	18,687
Liabilities
Senior debt	98,300	100,459	118,300	118,317
Junior subordinated debt	104,055	122,807	104,055	117,057

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2019 and December 31, 2018 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2019 and December 31, 2018, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at June 30, 2019 and December 31, 2018 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 342,215 common shares in the six months ended June 30, 2019 with 265,938 of the new shares related to stock option exercises and 76,277 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,330,675 at June 30, 2019.
The Company declared the following dividends during the first six months of 2019 and 2018:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146,357
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,204,804
	$0.60			$18,351,161

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9,049,476
May 1, 2018	$0.30	June 11, 2018	June 29, 2018	$9,066,023
	$0.60			$18,115,499

Included in the total dividends for the six months ended June 30, 2019 and 2018 are $216,000 and $197,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $554,000 at June 30, 2019 and $557,000 at December 31, 2018.

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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2019, 1,573,528 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2019, 108,594 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(336,350)	$26.22	(255,609)	$21.14
Forfeited	(5,395)	$38.13	(29,446)	$36.26
End of period	773,579	$30.18	1,194,181	$29.04
Exercisable, end of period	717,610	$29.24	876,816	$26.59

All of the outstanding options vest over three to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable at June 30, 2019 was 3.4 years and 3.3 years, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	178,556	$42.08	214,907	$39.81
Vested	(111,212)	$39.90	(63,191)	$40.92
Forfeited	(9,555)	$40.84	(4,454)	$41.04
Unvested, end of period	357,931	$40.39	326,144	$38.55

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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Share based compensation expense	$1,810	$1,660	$3,484	$3,115
U.S. tax benefit on share based compensation expense	220	198	420	371

As of June 30, 2019, the Company had $12.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
12.    Subsequent Events
On July 30, 2019, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on September 30, 2019 to shareholders of record on September 16, 2019.
On July 30, 2019, the Board of Directors granted awards under the 2014 LTIP to the Company’s employees. RSUs for 522 shares were awarded with a fair value on the date of grant of $47.89 per share. The RSUs vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our underwriting profit for the three and six months ended June 30, 2019 was $9.6 million and $16.7 million, respectively. In the prior year, for the same periods, we had an underwriting profit of $5.5 million and $12.8 million, respectively.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$380,003	$293,378	29.5%	$707,337	$591,494	19.6%
Net retention (1)	63.1%	64.3%		63.3%	67.6%
Net written premiums	$239,910	$188,606	27.2%	$447,651	$399,584	12.0%
Net earned premiums	$199,114	$208,210	(4.4)%	$389,266	$409,152	(4.9)%
Losses and loss adjustment expenses	(147,053)	(154,595)	(4.9)%	(286,980)	(298,367)	(3.8)%
Other operating expenses	(42,486)	(48,088)	(11.6)%	(85,565)	(98,023)	(12.7)%
Underwriting profit (2), (3)	9,575	5,527	73.2%	16,721	12,762	31.0%
Net investment income	17,535	16,135	8.7%	36,966	29,391	25.8%
Net realized and unrealized gains (losses) on investments	1,063	(64)	‒	2,688	(874)	‒
Other income and expense	(378)	4	‒	(132)	108	‒
Interest expense	(2,684)	(2,946)	(8.9)%	(5,492)	(5,468)	0.4%
Amortization of intangible assets	(149)	(149)	‒	(298)	(298)	‒
Income before taxes	24,962	18,507	34.9%	50,453	35,621	41.6%
Income tax expense	4,655	1,523	205.6%	7,418	3,004	146.9%
Net income	$20,307	$16,984	19.6%	$43,035	$32,617	31.9%
Adjusted net operating income (4)	$20,177	$17,569	14.8%	$41,890	$34,138	22.7%
Ratios:
Loss ratio	73.9%	74.2%		73.7%	72.9%
Expense ratio	21.3%	23.1%		22.0%	24.0%
Combined ratio	95.2%	97.3%		95.7%	96.9%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)
Included in underwriting results for the three and six months ended June 30, 2019 is gross fee income of $6.2 million and $12.6 million, respectively ($7.4 million and $15.6 million for the same periods in the prior year).

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Three Months Ended June 30, 2019 and 2018
The Company had an underwriting profit of $9.6 million for the three months ended June 30, 2019. This compares to an underwriting profit of $5.5 million for the same period in the prior year.
The results for the three months ended June 30, 2019 and 2018 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment gains (losses) of $1.1 million and $(64,000) for the three months ended June 30, 2019 and 2018, respectively. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).

•
Interest expense of $457,000 for the three months ended June 30, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company is no longer deemed the owner for accounting purposes and there is no comparable expense for the three months ended June 30, 2019.

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
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$24,962	$20,307	$18,507	$16,984
Net realized and unrealized investment (gains) losses	(1,063)	(670)	64	98
Other expenses	683	540	93	126
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	457	361
Adjusted net operating income	$24,582	$20,177	$19,121	$17,569

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended June 30, 2019 was 95.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2019 includes $2.3 million, or 1.2 percentage points, of net adverse reserve development on prior accident years, including $1.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $1.2 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.4 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended June 30, 2018 was 97.3%. The combined ratio for the three months ended June 30, 2018 includes $2.2 million, or 1.1 percentage points, of net adverse reserve development on prior accident years, including $58,000 of net favorable reserve development from the Excess and Surplus Lines segment, $167,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.4 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio improved from 23.1% for the three months ended June 30, 2018 to 21.3% for the three months ended June 30, 2019. The improvement is due to an 8.5% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 75.8% of consolidated net earned premiums for the three months ended June 30, 2019 compared to 66.8% for three months ended June 30, 2018. Gross fee income for the Company declined from $7.4 million for the three months ended June 30, 2018 to $6.2 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 and 2018
The Company had an underwriting profit of $16.7 million for the six months ended June 30, 2019. This compares to an underwriting profit of $12.8 million for the same period in the prior year.
The results for the six months ended June 30, 2019 and 2018 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment gains (losses) of $2.7 million and $(874,000) for the six months ended June 30, 2019 and 2018, respectively. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).

•
Interest expense of $775,000 for the six months ended June 30, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company is no longer deemed the owner for accounting purposes and there is no comparable expense for the six months ended June 30, 2019.

Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Six Months Ended June 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$50,453	$43,035	$35,621	$32,617
Net realized and unrealized investment (gains) losses	(2,688)	(1,685)	874	763
Other expenses	683	540	97	146
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	775	612
Adjusted net operating income	$48,448	$41,890	$37,367	$34,138

Combined Ratios
Our combined ratio for the six months ended June 30, 2019 was 95.7%. The combined ratio for the six months ended June 30, 2019 includes $3.3 million, or 0.8 percentage points, of net adverse reserve development on prior accident years, including $1.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $3.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $5.3 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the six months ended June 30, 2018 was 96.9%. The combined ratio for the six months ended June 30, 2018 includes $386,000, or 0.1 percentage points, of net favorable reserve development on prior accident years, including $1.2 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.5 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.3 million of net adverse reserve development from the Casualty Reinsurance segment.
Expense Ratios
Our expense ratio improved from 24.0% for the six months ended June 30, 2018 to 22.0% for the six months ended June 30, 2019. The improvement is due to an 8.7% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 75.2% of consolidated net earned premiums for the six months ended June 30, 2019 compared to 65.8% for the six months ended June 30, 2018. Gross fee income for the Company declined from $15.6 million for the six months ended June 30, 2018 to $12.6 million for the six months ended June 30, 2019.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$260,277	$165,398	57.4%	$446,826	$332,884	34.2%
Specialty Admitted Insurance	89,472	97,100	(7.9)%	192,425	184,501	4.3%
Casualty Reinsurance	30,254	30,880	(2.0)%	68,086	74,109	(8.1)%
	$380,003	$293,378	29.5%	$707,337	$591,494	19.6%
Net written premiums:
Excess and Surplus Lines	$195,624	$143,235	36.6%	$350,485	$297,166	17.9%
Specialty Admitted Insurance	14,034	14,487	(3.1)%	29,055	28,305	2.6%
Casualty Reinsurance	30,252	30,884	(2.0)%	68,111	74,113	(8.1)%
	$239,910	$188,606	27.2%	$447,651	$399,584	12.0%
Net earned premiums:
Excess and Surplus Lines	$150,921	$139,127	8.5%	$292,593	$269,098	8.7%
Specialty Admitted Insurance	13,086	14,266	(8.3)%	25,446	27,606	(7.8)%
Casualty Reinsurance	35,107	54,817	(36.0)%	71,227	112,448	(36.7)%
	$199,114	$208,210	(4.4)%	$389,266	$409,152	(4.9)%

Gross written premiums for the Excess and Surplus Lines segment (which represents 63.2% of our consolidated gross written premiums in the six months ended June 30, 2019) increased 57.4% and 34.2% over the corresponding three and six month periods in the prior year. Excluding commercial auto policies, gross written premiums increased 81.2% and 41.7% over the corresponding three and six month periods in the prior year. Policy submissions excluding commercial auto policies were 18.7% higher and 22.9% more policies were bound in the six months ended June 30, 2019 than in the six months ended June 30, 2018. Rates for the Excess and Surplus Lines segment were up 4.2% compared to the six months ended June 30, 2018. The change in gross written premiums compared to the same periods in 2018 was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Commercial Auto	$107,543	$81,127	32.6%	$199,545	$158,339	26.0%
General Casualty	43,697	16,726	161.3%	64,980	31,278	107.7%
Manufacturers & Contractors	28,026	22,034	27.2%	51,537	39,634	30.0%
Excess Casualty	31,476	14,870	111.7%	46,646	24,666	89.1%
Excess Property	12,483	6,116	104.1%	17,260	9,535	81.0%
Energy	10,712	6,607	62.1%	17,119	18,127	(5.6)%
Allied Health	5,377	2,421	122.1%	14,633	23,543	(37.8)%
All other divisions	20,963	15,497	35.3%	35,106	27,762	26.5%
Excess and Surplus Lines gross written premium	$260,277	$165,398	57.4%	$446,826	$332,884	34.2%

The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 27.2% of our consolidated gross written premiums for the six months ended June 30, 2019) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Individual risk workers’ compensation premium	$15,988	$12,808	24.8%	$32,981	$25,395	29.9%
Fronting and program premium	73,484	84,292	(12.8)%	159,444	159,106	0.2%
Specialty Admitted gross written premium	$89,472	$97,100	(7.9)%	$192,425	$184,501	4.3%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
Our fronting business saw growth in three new fronting relationships that generated $21.7 million and $49.6 million of gross written premium in the three and six months ended June 30, 2019, respectively, compared to $3.8 million for both the three and six months ended June 30, 2018. Our largest agency relationship experienced a decline in production in 2019 producing $37.5 million and $77.7 million of gross written premium for the three and six months ended June 30, 2019, respectively, (down from $57.9 million and $106.7 million for the three and six months ended June 30, 2018) and representing 40.4% of the segment's gross written premium in the six months ended June 30, 2019 down from 57.8% in the six months ended June 30, 2018.
Gross written premiums for the Casualty Reinsurance segment (which represents 9.6% of our consolidated gross written premiums in the first six months of 2019) decreased 2.0% and 8.1% from the corresponding three and six month periods in the prior year. The reduction in gross written premium in this segment was in line with our expectations and is consistent with our planned reductions for the Casualty Reinsurance segment as we redeploy our capital to where we believe we can make the highest operating returns on tangible equity. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Excess and Surplus Lines	75.2%	86.6%	78.4%	89.3%
Specialty Admitted Insurance	15.7%	14.9%	15.1%	15.3%
Casualty Reinsurance	100.0%	100.0%	100.0%	100.0%
Total	63.1%	64.3%	63.3%	67.6%
The net premium retention for the Excess and Surplus Lines segment decreased for the three and six months ended June 30, 2019 as compared to the prior year periods due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions, and due to the segment ceding $26.5 million and $37.6 million of commercial auto written premium in the three and six months ended June 30, 2019, respectively, compared to $2.3 million in both the three and six months ended June 30, 2018.
The net premium retention for the Specialty Admitted Insurance segment has been relatively stable for the three and six months ended June 30, 2019 as compared to the respective periods in the prior year. The fronting business generally has much lower net premium retention than our workers’ compensation business. The net retention on the segment’s fronting business was 9.4% and 9.0% for the three and six months ended June 30, 2019, respectively (9.9% and 10.2% for the three and six months ended June 30, 2018, respectively), while the net retention on the workers’ compensation business was 44.5% for both the three and six months ended June 30, 2019 (48.0% and 47.4% for the three and six months ended June 30, 2018, respectively).

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Excess and Surplus Lines	89.5%	92.7%	90.1%	92.0%
Specialty Admitted Insurance	90.1%	93.1%	88.5%	90.5%
Casualty Reinsurance	100.3%	96.8%	99.7%	96.9%
Total	95.2%	97.3%	95.7%	96.9%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$260,277	$165,398	57.4%	$446,826	$332,884	34.2%
Net written premiums	$195,624	$143,235	36.6%	$350,485	$297,166	17.9%
Net earned premiums	$150,921	$139,127	8.5%	$292,593	$269,098	8.7%
Losses and loss adjustment expenses	(115,637)	(109,607)	5.5%	(223,842)	(210,226)	6.5%
Underwriting expenses	(19,474)	(19,403)	0.4%	(39,839)	(37,456)	6.4%
Underwriting profit (1), (2)	$15,810	$10,117	56.3%	$28,912	$21,416	35.0%
Ratios:
Loss ratio	76.6%	78.8%		76.5%	78.1%
Expense ratio	12.9%	13.9%		13.6%	13.9%
Combined ratio	89.5%	92.7%		90.1%	92.0%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $2.3 million and $5.0 million for the three and six months ended June 30, 2019, respectively ($3.7 million and $8.5 million for the same periods in the prior year).

The loss ratio of 76.6% and 76.5% for the three and six months ended June 30, 2019 each include $1.2 million (0.8 and 0.4 percentage points, respectively) of net adverse development in our loss estimates for prior accident years. The loss ratio of 78.8% and 78.1% for the three and six months ended June 30, 2018 includes $58,000 and $1.2 million (0.0 and 0.4 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment decreased from 13.9% for both the three and six months ended June 30, 2018 to 12.9% and 13.6% for the three and six months ended June 30, 2019, respectively, as the growth in net earned premium in the three and six months ended June 30, 2019 exceeded the growth in underwriting expenses. Gross fee income contributed to a reduction in the expense ratio of 1.5 and 1.7 percentage points for the three and six months ended June 30, 2019, respectively (2.6 and 3.2 percentage points for the same periods in the prior year).
Our commercial auto business generally has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 53.1% and 54.6% of the segment’s net earned premiums for the three and six months ended June 30, 2019, respectively (57.3% and 57.0% for the same periods in the prior year).
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 56.3% and 35.0%, from $10.1 million and $21.4 million for the three and six months ended June 30, 2018, respectively, to $15.8 million and $28.9 million for the three and six months ended June 30, 2019, respectively.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$89,472	$97,100	(7.9)%	$192,425	$184,501	4.3%
Net written premiums	$14,034	$14,487	(3.1)%	$29,055	$28,305	2.6%
Net earned premiums	$13,086	$14,266	(8.3)%	$25,446	$27,606	(7.8)%
Losses and loss adjustment expenses	(8,402)	(9,426)	(10.9)%	(15,604)	(17,037)	(8.4)%
Underwriting expenses	(3,386)	(3,852)	(12.1)%	(6,921)	(7,958)	(13.0)%
Underwriting profit (1), (2)	$1,298	$988	31.4%	$2,921	$2,611	11.9%
Ratios:
Loss ratio	64.2%	66.1%		61.3%	61.7%
Expense ratio	25.9%	27.0%		27.2%	28.8%
Combined ratio	90.1%	93.1%		88.5%	90.5%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $3.8 million and $7.6 million for the three and six months ended June 30, 2019, respectively ($3.7 million and $7.1 million for the same periods in the prior year).

The loss ratio of 64.2% and 61.3% for the three and six months ended June 30, 2019 includes $1.2 million and $3.3 million (9.5 and 12.8 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development in 2019 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected. The loss ratio of 66.1% and 61.7% for the three and six months ended June 30, 2018 includes $167,000 and $1.5 million (1.2 and 5.4 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Specialty Admitted Insurance segment was 25.9% and 27.2% for the three and six months ended June 30, 2019 compared to the prior year ratios of 27.0% and 28.8%, respectively. Gross fee income from the fronting business increased 2.9% and 7.8% for the three and six months ended June 30, 2019 compared to the same periods in the prior year.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased 31.4% and 11.9% from $988,000 and $2.6 million for the three and six months ended June 30, 2018, respectively, to $1.3 million and $2.9 million for the three and six months ended June 30, 2019, respectively.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$30,254	$30,880	(2.0)%	$68,086	$74,109	(8.1)%
Net written premiums	$30,252	$30,884	(2.0)%	$68,111	$74,113	(8.1)%
Net earned premiums	$35,107	$54,817	(36.0)%	$71,227	$112,448	(36.7)%
Losses and loss adjustment expenses	(23,014)	(35,562)	(35.3)%	(47,534)	(71,104)	(33.1)%
Underwriting expenses	(12,193)	(17,526)	(30.4)%	(23,466)	(37,871)	(38.0)%
Underwriting (loss) profit (1)	$(100)	$1,729	‒	$227	$3,473	(93.5)%
Ratios:
Loss ratio	65.6%	64.9%		66.7%	63.2%
Expense ratio	34.7%	31.9%		33.0%	33.7%
Combined ratio	100.3%	96.8%		99.7%	96.9%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 65.6% and 66.7% for the three and six months ended June 30, 2019 includes $2.4 million and $5.3 million (6.7 and 7.5 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The adverse reserve development was primarily related to losses from risk profiles and treaty structures that we no longer underwrite. The loss ratio of 64.9% and 63.2% for the three and six months ended June 30, 2018 includes $2.4 million and $2.3 million (4.5 and 2.0 percentage points), respectively, of net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 34.7% and 33.0% for the three and six months ended June 30, 2019, respectively, compared to the prior year ratios of 31.9% and 33.7%, respectively.
As a result of the items discussed above, underwriting (loss) profit for the Casualty Reinsurance segment was $(100,000) and $227,000 for the three and six months ended June 30, 2019 compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2018.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2019 was $1,783.3 million. Of this amount, 62.5% relates to amounts that are IBNR. This amount was 62.4% at December 31, 2018. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$393,962	$651,291	$1,045,253
Specialty Admitted Insurance	167,970	297,180	465,150
Casualty Reinsurance	106,538	166,393	272,931
Total	$668,470	$1,114,864	$1,783,334
At June 30, 2019, the amount of net reserves of $1,237.9 million that related to IBNR was 59.4%. This amount was 61.5% at December 31, 2018. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$364,208	$514,965	$879,173
Specialty Admitted Insurance	34,549	55,281	89,830
Casualty Reinsurance	103,539	165,388	268,927
Total	$502,296	$735,634	$1,237,930
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
Total operating expenses of the Corporate and Other segment were $7.4 million and $15.3 million for the three and six months ended June 30, 2019, respectively, representing increases of 1.7% and 4.1% over the $7.3 million and $14.7 million of operating expenses in the comparable prior year periods. The increases were largely driven by compensation costs, including share-based compensation expenses, associated with increases in headcount, partially offset by a decline in professional fees resulting from bringing certain legal and tax functions that were previously outsourced in-house.
Investing Results
Net investment income was $17.5 million and $37.0 million for the three and six months ended June 30, 2019 compared to $16.1 million and $29.4 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Renewable energy LLCs	$(13)	$530	‒	$908	$1,741	(47.8)%
Other private investments	1,142	1,506	(24.2)%	3,625	2,116	71.3%
Other invested assets	1,129	2,036	(44.5)%	4,533	3,857	17.5%
All other net investment income	16,406	14,099	16.4%	32,433	25,534	27.0%
Total net investment income	$17,535	$16,135	8.7%	$36,966	$29,391	25.8%
The Company's private investments generated income of $1.1 million and $4.5 million for the three and six months ended June 30, 2019, respectively (compared to income of $2.0 million and $3.9 million in the respective prior year periods). Excluding private investments, our net investment income increased by 16.4% and 27.0% for the three and six months ending June 30, 2019 over the same periods in the prior year. This increase in net investment income reflects growth in our fixed income portfolio of bonds and bank loans and higher investment yields. The average duration of our fixed maturity portfolio was 3.5 years at June 30, 2019.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Fixed maturity securities	$10,157	$7,733	$19,647	$15,101
Bank loan participations	5,162	5,435	10,226	8,552
Equity securities	1,295	1,346	2,632	2,674
Other invested assets	1,129	2,036	4,533	3,857
Cash, cash equivalents, short-term investments, and other	992	639	2,306	1,228
Gross investment income	18,735	17,189	39,344	31,412
Investment expense	(1,200)	(1,054)	(2,378)	(2,021)
Net investment income	$17,535	$16,135	$36,966	$29,391
The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Annualized gross investment yield on:
Average cash and invested assets	3.9%	4.1%	4.2%	3.8%
Average fixed maturity securities	3.8%	4.0%	3.9%	3.7%
Of our total cash and invested assets of $1,935.0 million at June 30, 2019, $169.1 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,332.0 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $251.5 million of bank loan participations, $87.5 million of equity securities, $24.5 million of short-term investments, and $70.4 million of other invested assets.
The $251.5 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in this credit allowance are included in realized gains or losses.

At June 30, 2019, there was a $231,000 allowance for credit losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2019 and December 31, 2018, the fair market value of these securities was $244.0 million and $250.7 million, respectively.
For the six months ended June 30, 2019, the Company recognized net realized and unrealized investment gains of $2.7 million ($1.1 million of realized and unrealized investment gains for the three months ended June 30, 2019) including $5.4 million of gains for the change in the fair value of equity securities, $1.8 million of realized losses for changes in the allowance for credit losses on impaired bank loans, $1.1 million of net realized investment losses on the sale of bank loan securities, and $374,000 of net realized investment gains on the sale of fixed maturity securities.
For the six months ended June 30, 2018, the Company recognized net realized and unrealized investment losses of $874,000 ($64,000 of realized and unrealized investment losses for the three months ended June 30, 2018), including $1.2 million of losses for the change in the fair value of equity securities and $893,000 of net realized investment losses for changes in the allowance for credit losses on impaired bank loans, partially offset by $1.4 million of net realized investment gains on the sale of bank loan securities (including an $807,000 realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below).
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that two loans from one issuer in the Company's bank loan portfolio were impaired as of June 30, 2019. At June 30, 2019, the impaired loans had a carrying value of $3.4 million, unpaid principal of $3.6 million, and an allowance for credit losses of $231,000. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at December 31, 2018.
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
At June 30, 2019, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management does not intend to sell other available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these other securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2019			December 31, 2018
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$130,215	$138,250	10.4%	$147,160	$149,295	12.6%
Residential mortgage-backed	249,452	249,758	18.8%	208,869	204,109	17.2%
Corporate	590,233	606,274	45.4%	534,024	524,768	44.3%
Commercial mortgage and asset-backed	216,771	220,076	16.5%	199,528	197,025	16.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,250	115,633	8.7%	107,803	107,193	9.1%
Redeemable preferred stock	2,025	2,051	0.2%	2,025	1,812	0.2%
Total fixed maturity securities, available-for-sale	$1,302,946	$1,332,042	100.0%	$1,199,409	$1,184,202	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2019:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$224,134	16.8%
AA	518,320	38.9%
A	460,757	34.6%
BBB	123,533	9.3%
Below BB and unrated	5,298	0.4%
Total	$1,332,042	100.0%
At June 30, 2019, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $606.3 million. A summary of these securities by industry segment is shown below as of June 30, 2019:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$141,454	23.3%
Financial	160,736	26.5%
Consumer Discretionary	85,891	14.2%
Health Care	91,673	15.1%
Consumer Staples	63,368	10.5%
Utilities	63,152	10.4%
Total	$606,274	100.0%
Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of June 30, 2019:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$539,740	89.0%
Privately placed	66,534	11.0%
Total	$606,274	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2019
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$46,982	$47,016	3.5%
After one year through five years	481,646	490,856	36.8%
After five years through ten years	210,431	218,335	16.4%
After ten years	95,639	103,950	7.8%
Residential mortgage-backed	249,452	249,758	18.8%
Commercial mortgage and asset-backed	216,771	220,076	16.5%
Redeemable preferred stock	2,025	2,051	0.2%
Total	$1,302,946	$1,332,042	100.0%
At June 30, 2019, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively ($5.5 million for each of the respective six month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $298,000 of amortization of intangible assets for each of the three and six months ended June 30, 2019 and 2018, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the three months ended June 30, 2019 and 2018, our U.S. federal income tax expense was 18.6% and 8.2% of income before taxes, respectively (14.7% and 8.4% for the six months ended June 30, 2019 and 2018, respectively). The effective tax rates for the three and six months ended June 30, 2019 were elevated due to changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
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

At June 30, 2019, the Bermuda holding company had $2.0 million of cash and cash equivalents. The U.S. holding company had $52.3 million of cash and invested assets, comprised of cash and cash equivalents of $5.0 million and other invested assets of $47.3 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2019.
Our net written premium to surplus ratio (defined as the ratio of net written premiums to regulatory capital and surplus) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. For the six months ended June 30, 2019 and 2018, our annualized net written premium to surplus ratio was 1.2 to 1.0 and 1.1 to 1.0, respectively.
Credit Agreements
The Company has a $215.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at June 30, 2019:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2019, the Company had $65.8 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At June 30, 2019, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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
The 2013 Facility contains certain financial and other covenants (including risk-based capital, minimum shareholders’ equity levels, maximum ratios of total debt outstanding to total capitalization and minimum fixed charge coverage ratios) with which the Company is in compliance at June 30, 2019.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at June 30, 2019. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. At June 30, 2019, unsecured loans of $10.0 million and secured letters of credit totaling $5.3 million were outstanding on the 2017 Facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2019, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2019 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2019.
At June 30, 2019 and December 31, 2018, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 20.4% and 23.9%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2019 and 2018, our net premium retention was 63.1% and 64.3%, respectively (63.3% and 67.6% for the six month periods, respectively).
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of June 30, 2019:

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
Effective March 1, 2019, our largest Commercial Auto ride share account is subject to an auto liability quota share reinsurance contract that contains a $10.0 million occurrence cap and an annual aggregate of 200% of subject premium.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2019:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 50% of the first $600,000.(1)(2) Excess of loss coverage for $29.4 million in excess of $600,000.(1)(2)
Auto Programs	Quota share coverage for 85-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence
General Liability & Professional Liability – Programs	Quota share coverage for 90% - 100% of limits up to $2.0 million per occurrence.
Property
Commercial Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million
(1) Excluding one program which has quota share coverage for 89% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of June 30, 2019, our average net retained limit per risk is $2.5 million.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At June 30, 2019, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2019, we had reinsurance recoverables on unpaid losses of $545.4 million and reinsurance recoverables on paid losses of $39.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Amounts Recoverable from an Indemnifying Party
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At June 30, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,162.7 million, which exceeds the amount of claims receivable and unpaid reported losses and loss adjustment expenses outstanding. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
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

	Six Months Ended June 30,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$68,123	$164,086
Investing activities	(37,470)	(43,732)
Financing activities	(33,985)	(16,482)
Change in cash and cash equivalents	$(3,332)	$103,872

Cash provided by operating activities for the six months ended June 30, 2019 and 2018 reflects the growth in our U.S. segments and the fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses. Cash provided by operating activities has declined compared to the prior year due in part to reduced business writings in our Casualty Re segment.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 8.7% and 15.5% of total cash and invested assets at June 30, 2019 and 2018, respectively.
Cash used in financing activities for the six months ended June 30, 2019 and 2018 included $18.3 million and $18.0 million of dividends paid to shareholders, respectively. In addition, we repaid $20.0 million on our 2017 Facility in the six months ended June 30, 2019.
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
EQUITY
The Company issued 342,215 common shares in the six months ended June 30, 2019 with 265,938 of the new shares related to stock option exercises and 76,277 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,330,675 at June 30, 2019.
Share Based Compensation Expense
For the three months ended June 30, 2019 and 2018, the Company recognized $1.8 million and $1.7 million, respectively, of share based compensation expense ($3.5 million and $3.1 million for the respective six month periods). As of June 30, 2019, the Company had $12.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(336,350)	$26.22	(255,609)	$21.14
Forfeited	(5,395)	$38.13	(29,446)	$36.26
End of period	773,579	$30.18	1,194,181	$29.04
Exercisable, end of period	717,610	$29.24	876,816	$26.59

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	178,556	$42.08	214,907	$39.81
Vested	(111,212)	$39.90	(63,191)	$40.92
Forfeited	(9,555)	$40.84	(4,454)	$41.04
Unvested, end of period	357,931	$40.39	326,144	$38.55
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. Federal income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$15,810	$10,117	$28,912	$21,416
Specialty Admitted Insurance	1,298	988	2,921	2,611
Casualty Reinsurance	(100)	1,729	227	3,473
Total underwriting profit of insurance segments	17,008	12,834	32,060	27,500
Other operating expenses of the Corporate and Other segment	(7,433)	(7,307)	(15,339)	(14,738)
Underwriting profit (1)	9,575	5,527	16,721	12,762
Net investment income	17,535	16,135	36,966	29,391
Net realized and unrealized gains (losses) on investments	1,063	(64)	2,688	(874)
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(378)	4	(132)	108
Interest expense	(2,684)	(2,946)	(5,492)	(5,468)
Income before taxes	$24,962	$18,507	$50,453	$35,621

(1)
Included in underwriting results for the three and six months ended June 30, 2019 is gross fee income of $6.2 million and $12.6 million, respectively ($7.4 million and $15.6 million for the same periods in the prior year).

Reconciliation of Adjusted Net Operating Income
We define adjusted net operating income as net income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees and interest expense and other income and expenses on a leased building that we were previously deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$24,962	$20,307	$18,507	$16,984
Net realized and unrealized investment (gains) losses	(1,063)	(670)	64	98
Other expenses	683	540	93	126
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	457	361
Adjusted net operating income	$24,582	$20,177	$19,121	$17,569

	Six Months Ended June 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$50,453	$43,035	$35,621	$32,617
Net realized and unrealized investment (gains) losses	(2,688)	(1,685)	874	763
Other expenses	683	540	97	146
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	775	612
Adjusted net operating income	$48,448	$41,890	$37,367	$34,138
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the six months ended June 30, 2019, our tangible equity per share increased by 15.4%. Absent the $18.3 million in dividends to shareholders in the six months ended June 30, 2019, our tangible equity per share increased by 19.1% for the six months ended June 30, 2019. Our operating return on tangible shareholders’ equity was 15.7% for the six months ended June 30, 2019.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2019 and December 31, 2018 and reconciles tangible equity to tangible equity before dividends as of June 30, 2019:

	June 30, 2019		December 31, 2018
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$791,050	$26.08	$709,241	$23.65
Less:
Goodwill	181,831	5.99	181,831	6.06
Intangible assets	37,239	1.23	37,537	1.25
Tangible equity	$571,980	$18.86	$489,873	$16.34
Dividends to shareholders for the six months ended June 30, 2019	18,339	0.60
Pre-dividend tangible equity	$590,319	$19.46

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

10.1	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	August 2, 2019	By:	/s/ Robert P. Myron
Robert P. Myron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)