Form 10-Q
period 2019-09-30
James River Group Holdings, Ltd.
filed 2019-11-07
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 5, 2019: 30,405,422

James River Group Holdings, Ltd.
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, all statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

•
the ongoing effect of Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act, which may have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as taxes on our shareholders;

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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2019	December 31, 2018
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2019 – $1,338,131; 2018 – $1,199,409)	$1,377,323	$1,184,202
Equity securities, at fair value (cost: 2019 – $78,906; 2018 – $77,152)	88,840	78,385
Bank loan participations held-for-investment, at amortized cost, net of allowance	249,907	260,972
Short-term investments	49,884	81,966
Other invested assets	65,864	72,321
Total invested assets	1,831,818	1,677,846

Cash and cash equivalents	256,302	172,457
Accrued investment income	13,603	11,110
Premiums receivable and agents’ balances, net	360,587	307,899
Reinsurance recoverable on unpaid losses	614,827	467,371
Reinsurance recoverable on paid losses	40,822	18,344
Prepaid reinsurance premiums	167,338	112,498
Deferred policy acquisition costs	60,970	54,450
Intangible assets, net	37,090	37,537
Goodwill	181,831	181,831
Other assets	95,728	95,433
Total assets	$3,660,916	$3,136,776

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2019	December 31, 2018
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$1,941,307	$1,661,459
Unearned premiums	510,109	386,473
Payables to reinsurers	131,093	61,662
Senior debt	98,300	118,300
Junior subordinated debt	104,055	104,055
Accrued expenses	57,637	51,792
Other liabilities	49,446	43,794
Total liabilities	2,891,947	2,427,535
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – 2019 and 2018: $0.0002 par value; 200,000,000 shares authorized; 30,401,270 and 29,988,460 shares issued and outstanding, respectively	6	6
Preferred Shares – 2019 and 2018: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	655,998	645,310
Retained earnings	78,344	79,753
Accumulated other comprehensive income (loss)	34,621	(15,828)
Total shareholders’ equity	768,969	709,241
Total liabilities and shareholders’ equity	$3,660,916	$3,136,776

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share amounts)
Revenues
Gross written premiums	$388,228	$279,969	$1,095,565	$871,463
Ceded written premiums	(164,359)	(106,528)	(424,045)	(298,438)
Net written premiums	223,869	173,441	671,520	573,025
Change in net unearned premiums	(10,495)	31,249	(68,880)	40,817
Net earned premiums	213,374	204,690	602,640	613,842
Net investment income	17,878	16,410	54,844	45,801
Net realized and unrealized (losses) gains on investments	(2,357)	467	331	(407)
Other income	2,579	3,125	8,160	11,841
Total revenues	231,474	224,692	665,975	671,077
Expenses
Losses and loss adjustment expenses	214,084	150,387	501,064	448,754
Other operating expenses	41,692	49,180	132,287	155,714
Other expenses	372	(131)	1,055	(34)
Interest expense	2,594	2,991	8,086	8,459
Amortization of intangible assets	149	149	447	447
Total expenses	258,891	202,576	642,939	613,340
(Loss) income before taxes	(27,417)	22,116	23,036	57,737
Income tax (benefit) expense	(2,250)	2,535	5,168	5,539
Net (loss) income	(25,167)	19,581	17,868	52,198
Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $638 and $3,949 in 2019 and $(407) and $(1,134) in 2018	9,457	(4,389)	50,449	(29,494)
Total comprehensive (loss) income	$(15,710)	$15,192	$68,317	$22,704
Per share data:
Basic (loss) earnings per share	$(0.83)	$0.65	$0.59	$1.75
Diluted (loss) earnings per share	$(0.83)	$0.64	$0.58	$1.72
Dividend declared per share	$0.30	$0.30	$0.90	$0.90
Weighted-average common shares outstanding:
Basic	30,382,105	29,935,216	30,230,490	29,861,467
Diluted	30,382,105	30,380,145	30,659,389	30,290,183

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050
Net loss	—	—	—	—	(25,167)	—	(25,167)
Other comprehensive income	—	—	—	—	—	9,457	9,457
Dividends	—	—	—	—	(9,218)	—	(9,218)
Exercise of stock options	70,595	—	—	1,068	—	—	1,068
Compensation expense under share incentive plans	—	—	—	1,779	—	—	1,779
Balances at September 30, 2019	30,401,270	$6	$—	$655,998	$78,344	$34,621	$768,969

Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	17,868	—	17,868
Other comprehensive income	—	—	—	—	—	50,449	50,449
Dividends	—	—	—	—	(27,557)	—	(27,557)
Exercise of stock options	336,533	—	—	6,799	—	—	6,799
Vesting of RSUs	76,277	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	5,263	—	—	5,263
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease, (see Note 1)	—	—	—	—	8,280	—	8,280
Balances at September 30, 2019	30,401,270	$6	$—	$655,998	$78,344	$34,621	$768,969

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at June 30, 2018	29,917,821	$6	$—	$641,290	$66,677	$(18,730)	$689,243
Net income	—	—	—	—	19,581	—	19,581
Other comprehensive loss	—	—	—	—	—	(4,389)	(4,389)
Dividends	—	—	—	—	(9,080)	—	(9,080)
Exercise of stock options	32,299	—	—	372	—	—	372
Compensation expense under share incentive plans	—	—	—	1,681	—	—	1,681
Balances at September 30, 2018	29,950,120	$6	$—	$643,343	$77,178	$(23,119)	$697,408

Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	52,198	—	52,198
Other comprehensive loss	—	—	—	—	—	(29,494)	(29,494)
Dividends	—	—	—	—	(27,189)	—	(27,189)
Exercise of stock options	210,134	—	—	3,175	—	—	3,175
Vesting of RSUs	43,304	—	—	(777)	—	—	(777)
Compensation expense under share incentive plans	—	—	—	4,796	—	—	4,796
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—		—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at September 30, 2018	29,950,120	$6	$—	$643,343	$77,178	$(23,119)	$697,408

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities
Net cash provided by operating activities	$213,787	$251,913
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(327,725)	(367,279)
Sales – fixed maturity securities	102,030	82,498
Maturities and calls – fixed maturity securities	85,921	113,980
Purchases – equity securities	(4,975)	(6,274)
Sales – equity securities	3,131	3,180
Bank loan participations:
Purchases	(73,102)	(165,878)
Sales	41,707	98,739
Maturities	34,303	43,139
Other invested assets:
Purchases	—	(6,993)
Return of capital	1,477	260
Redemptions	7,016	—
Short-term investments, net	32,082	(3,415)
Securities receivable or payable, net	10,673	3,064
Purchases of property and equipment	(442)	(595)
Net cash used in investing activities	(87,904)	(205,574)
Financing activities
Senior debt repayment	(20,000)	—
Dividends paid	(27,463)	(27,024)
Issuance of common shares under equity incentive plans	7,961	4,296
Common share repurchases	(2,536)	(1,898)
Other financing activities	—	(791)
Net cash used in financing activities	(42,038)	(25,417)
Change in cash and cash equivalents	83,845	20,922
Cash and cash equivalents at beginning of period	172,457	163,495
Cash and cash equivalents at end of period	$256,302	$184,417
Supplemental information
Interest paid	$9,510	$8,380

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

•
James River Insurance Company is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, a Virginia domiciled company, is authorized to write business in every state and the District of Columbia.

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.6 million and $29.8 million as of September 30, 2019 and December 31, 2018, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the nine months ended September 30, 2019 and 2018, our U.S. federal income tax expense was 22.4% and 9.6% of income before taxes, respectively. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The effective tax rate for the nine months ended September 30, 2019 was elevated due to changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country.
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
Adopted Accounting Standards
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. The Company adopted the new standard using a modified retrospective transition method, applying the transition provisions at the beginning of the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard and did not elect to use hindsight in determining the lease term. Upon adoption of the new standard, the Company derecognized assets of $22.6 million and liabilities of $30.9 million associated with a lease that was designated as build-to-suit under the previous guidance, and recorded a cumulative-effect adjustment to increase retained earnings by $8.3 million.
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
At September 30, 2019, right-of-use assets and lease liabilities were $16.2 million and $17.1 million, respectively. Operating lease costs were $1.3 million and $3.8 million in the three and nine months ended September 30, 2019, respectively, compared to $1.3 million and $3.5 million in the respective prior year periods. The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.3% and 5.5 years, respectively, as of September 30, 2019.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below summarizes maturities of the Company’s operating lease liabilities as of September 30, 2019, which reconciles to total lease liabilities included in other liabilities on the Company’s condensed consolidated balance sheet:

Years ending December 31,	(in thousands)
2019	$959
2020	3,680
2021	3,491
2022	3,293
2023	3,099
Thereafter	4,706
Total lease payments	19,228
Less imputed interest	(2,159)
Total operating lease liabilities	$17,069

Prospective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP requires the recognition of credit losses when it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that is reflected in net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company plans to adopt the ASU on January 1, 2020 using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the date of adoption. The Company is finalizing its implementation process for the adoption of this ASU and the evaluation of what effects the new standard will have on the Company’s financial statements.
This ASU will have the greatest impact on our portfolio of bank loan participations and on our allowance for uncollectible reinsurance balances. In connection with the adoption of this ASU, we expect to elect the fair value option in accounting for bank loan participations effective January 1, 2020. We also expect to use the targeted transition relief offered by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to also elect the fair value option to account for bank loan participations already held at the January 1, 2020 date of adoption. Under the fair value option, bank loan participations will be measured at fair value, and changes in unrealized gains and losses in bank loan participations will be reported in our income statement as net realized and unrealized gains (losses) on investments.
Upon adoption of this ASU, we anticipate that we will establish an allowance for uncollectible reinsurance balances, but because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, we do not expect that the effect of adoption will be material to our financial position.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2019
Fixed maturity securities:
State and municipal	$145,016	$9,460	$(89)	$154,387
Residential mortgage-backed	245,315	2,849	(951)	247,213
Corporate	603,524	21,887	(231)	625,180
Commercial mortgage and asset-backed	230,417	5,221	(434)	235,204
U.S. Treasury securities and obligations guaranteed by the U.S. government	111,834	1,538	(40)	113,332
Redeemable preferred stock	2,025	—	(18)	2,007
Total fixed maturity securities, available-for-sale	$1,338,131	$40,955	$(1,763)	$1,377,323
December 31, 2018
Fixed maturity securities:
State and municipal	$147,160	$3,422	$(1,287)	$149,295
Residential mortgage-backed	208,869	577	(5,337)	204,109
Corporate	534,024	1,516	(10,772)	524,768
Commercial mortgage and asset-backed	199,528	310	(2,813)	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	107,803	235	(845)	107,193
Redeemable preferred stock	2,025	—	(213)	1,812
Total fixed maturity securities, available-for-sale	$1,199,409	$6,060	$(21,267)	$1,184,202

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2019 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$76,678	$77,005
After one year through five years	459,889	470,945
After five years through ten years	205,048	214,952
After ten years	118,759	129,997
Residential mortgage-backed	245,315	247,213
Commercial mortgage and asset-backed	230,417	235,204
Redeemable preferred stock	2,025	2,007
Total	$1,338,131	$1,377,323

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2019
Fixed maturity securities:
State and municipal	$14,250	$(87)	$667	$(2)	$14,917	$(89)
Residential mortgage-backed	21,623	(34)	60,059	(917)	81,682	(951)
Corporate	17,310	(149)	29,627	(82)	46,937	(231)
Commercial mortgage and asset-backed	18,225	(70)	52,823	(364)	71,048	(434)
U.S. Treasury securities and obligations guaranteed by the U.S. government	105	(1)	16,030	(39)	16,135	(40)
Redeemable preferred stock	2,007	(18)	—	—	2,007	(18)
Total fixed maturity securities, available-for-sale	$73,520	$(359)	$159,206	$(1,404)	$232,726	$(1,763)
December 31, 2018
Fixed maturity securities:
State and municipal	$19,733	$(284)	$47,018	$(1,003)	$66,751	$(1,287)
Residential mortgage-backed	49,180	(743)	105,778	(4,594)	154,958	(5,337)
Corporate	243,384	(5,089)	155,902	(5,683)	399,286	(10,772)
Commercial mortgage and asset-backed	106,423	(1,229)	51,805	(1,584)	158,228	(2,813)
U.S. Treasury securities and obligations guaranteed by the U.S. government	17,618	(51)	54,201	(794)	71,819	(845)
Redeemable preferred stock	1,812	(213)	—	—	1,812	(213)
Total fixed maturity securities, available-for-sale	$438,150	$(7,609)	$414,704	$(13,658)	$852,854	$(21,267)

The Company held securities of 76 issuers that were in an unrealized loss position at September 30, 2019 with a total fair value of $232.7 million and gross unrealized losses of $1.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At September 30, 2019, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2019 had an aggregate fair value of $5.3 million and an aggregate net unrealized gain of $79,000.
At March 31, 2019, management concluded that three fixed maturity securities from one issuer that we intended to sell at a loss in the second quarter were impaired. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019. Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2019 or December 31, 2018 had experienced an other-than-temporary impairment. For fixed maturity securities available-for-sale that are not other-than-temporarily impaired at September 30, 2019, management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that five loans from four issuers in the Company's bank loan portfolio were impaired at September 30, 2019. At September 30, 2019, the impaired loans had a carrying value of $6.4 million, unpaid principal of $12.3 million, and an allowance for credit losses of $5.9 million, $4.2 million of which related to two loans from one issuer who is experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at September 30, 2018 or December 31, 2018. The aggregate allowance for credit losses on impaired loans was $3.2 million at December 31, 2017.

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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturities and have a credit rating that is below investment grade (i.e. below “BBB-” for Standard & Poor’s) at the date of purchase. These bank loans are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized rating agency. These bank loans include assignments of, and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. Bank loans consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and other similar loans and investments. Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2019 or December 31, 2018.
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
The average recorded investment in impaired bank loans was $3.2 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively. Investment income of $23,000 and $125,000, respectively, was recognized during the time within those periods that the loans were impaired. The Company recorded net realized investment losses of $5.9 million and $7.7 million in the three and nine months ended September 30, 2019, respectively, for changes in the fair value of impaired bank loans (net realized investment gains of $42,000 and net realized investment losses of $851,000 in three and nine months ended September 30, 2018 respectively).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturity securities:
Gross realized gains	$445	$12	$1,033	$394
Gross realized losses	(9)	(225)	(494)	(700)
	436	(213)	539	(306)
Bank loan participations:
Gross realized gains	79	186	229	1,766
Gross realized losses	(6,056)	—	(9,056)	(1,106)
	(5,977)	186	(8,827)	660
Equity securities:
Gross realized gains	11	—	11	—
Gross realized losses	(78)	—	(96)	(62)
Changes in fair values of equity securities	3,251	494	8,700	(695)
	3,184	494	8,615	(757)
Short-term investments and other:
Gross realized gains	1	—	5	—
Gross realized losses	(1)	—	(1)	(4)
	—	—	4	(4)
Total	$(2,357)	$467	$331	$(407)

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	(in thousands)
Renewable energy LLCs (a)	$31,618	$29,795	$1,602	$329	$2,510	$2,070
Renewable energy notes receivable (b)	8,750	8,750	328	328	984	954
Limited partnerships (c)	20,996	29,276	(631)	989	2,166	2,307
Bank holding companies (d)	4,500	4,500	85	85	257	257
Total other invested assets	$65,864	$72,321	$1,384	$1,731	$5,917	$5,588

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.2% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which one of our directors serves as an officer, and the Company’s Chairman and Chief Executive Officer ("CEO") has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $687,000 and $2.8 million in the nine months ended September 30, 2019 and 2018, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(b)
The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At September 30, 2019, the Company holds an $8.8 million note issued by an entity for which one of our directors serves as an officer. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $328,000 and $984,000 for the three and nine months ended September 30, 2019, respectively ($328,000 and $954,000 for the three and nine months ended September 30, 2018, respectively).

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (“CLOs”), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.3 million at September 30, 2019. The Company recognized investment income of $182,000 and $474,000 on the investment for the nine months ended September 30, 2019 and 2018, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $17.7 million at September 30, 2019. Investment income of $2.0 million and $1.8 million was recognized on the investments for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Chairman and CEO was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $257,000 in both the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $3.4 million at September 30, 2019, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2019 and December 31, 2018.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	5,685	11,611	5,238
Identifiable intangible assets subject to amortization		11,611	5,685	11,611	5,238
		$42,775	$5,685	$42,775	$5,238

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net (loss) income to shareholders	$(25,167)	$19,581	$17,868	$52,198

Weighted average common shares outstanding:
Basic	30,382,105	29,935,216	30,230,490	29,861,467
Common share equivalents	—	444,929	428,899	428,716
Diluted	30,382,105	30,380,145	30,659,389	30,290,183

Earnings per share:
Basic	$(0.83)	$0.65	$0.59	$1.75
Common share equivalents	—	(0.01)	(0.01)	(0.03)
Diluted	$(0.83)	$0.64	$0.58	$1.72

Common share equivalents relate to our outstanding equity awards (stock options and restricted share units ("RSUs")). For the three months ended September 30, 2019, common share equivalents of 431,137 were excluded from the calculation of diluted earnings per share as a net loss for the three months ended September 30, 2019 made the effects of all common share equivalents anti-dilutive. For the nine months ended September 30, 2019, all common share equivalents are dilutive. For the three and nine months ended September 30, 2018, common share equivalents of 173,758 and 182,870 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,237,930	$1,092,818	$1,194,088	$989,825
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	157,113	138,168	440,810	436,921
Prior years	56,971	12,219	60,254	11,833
Total incurred losses and loss and adjustment expenses	214,084	150,387	501,064	448,754
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	21,021	25,149	46,275	57,903
Prior years	104,513	72,695	322,397	235,315
Total loss and loss adjustment expense payments	125,534	97,844	368,672	293,218
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,326,480	1,145,361	1,326,480	1,145,361
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	614,827	424,400	614,827	424,400
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$1,941,307	$1,569,761	$1,941,307	$1,569,761

The Company experienced $57.0 million of adverse reserve development in the three months ended September 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $50.0 million of adverse development in the Excess and Surplus Lines segment primarily related to the 2016 and 2017 accident years for the commercial auto business. The Specialty Admitted Insurance segment experienced $1.0 million of favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $7.9 million of adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the quarter.
The Company experienced $12.2 million of adverse reserve development in the three months ended September 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $10.4 million of adverse development in the Excess and Surplus Lines segment, primarily from adverse development in commercial auto business which was partially offset by $3.0 million of favorable development on the property catastrophe losses from the September 2017 storms. The Specialty Admitted Insurance segment experienced $833,000 of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $2.7 million of adverse development in the Casualty Reinsurance segment.
The Company experienced $60.3 million of adverse reserve development in the nine months ended September 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $51.2 million of adverse development in the Excess and Surplus Lines segment primarily related to the 2016 and 2017 accident years for the commercial auto business. The Specialty Admitted Insurance segment experienced $4.3 million of favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $13.3 million of adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the nine months ended September 30, 2019.
The Company experienced $11.8 million of adverse reserve development in the nine months ended September 30, 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This reserve development included $9.2 million of adverse development in the Excess and Surplus Lines segment, primarily from adverse development in commercial auto business which was partially offset by favorable development in other core Excess and Surplus Lines including $4.9 million of favorable

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

development on the property catastrophe losses from the September 2017 storms. The Specialty Admitted Insurance segment experienced $2.3 million of favorable development, primarily due to favorable development in the workers' compensation business for prior accident years, partially offset by adverse development on certain terminated program business. The Company also experienced $4.9 million of adverse development in the Casualty Reinsurance segment.
6.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$10,531	$(5,009)	$54,937	$(30,934)
U.S. income taxes	(690)	425	(4,045)	1,124
Unrealized gains (losses) arising during the period, net of U.S. income taxes	9,841	(4,584)	50,892	(29,810)
Less reclassification adjustment:
Net realized investment gains (losses)	436	(213)	539	(306)
U.S. income taxes	(52)	18	(96)	(10)
Reclassification adjustment for investment gains (losses) realized in net income	384	(195)	443	(316)
Other comprehensive income (loss)	$9,457	$(4,389)	$50,449	$(29,494)

In addition to the $436,000 and $539,000 of net realized investment gains on available-for-sale fixed maturity securities for the three and nine months ended September 30, 2019, respectively ($213,000 and $306,000 of net realized investment losses in the respective prior year periods), the Company also recognized $6.0 million and $8.8 million of net realized investment losses in the respective periods on its investments in bank loan participations ($186,000 and $660,000 of net realized investment gains in the respective prior year periods), and $3.3 million and $8.7 million of net realized gains in the respective periods for the change in fair values of equity securities ($494,000 of net realized gains and $695,000 of net realized losses in the respective prior year periods).
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $48.2 million of letters of credit were issued through September 30, 2019 which were secured by deposits of $60.9 million. Under a $102.5 million facility, $64.1 million of letters of credit were issued through September 30, 2019 which were secured by deposits of $83.3 million. Under a $100.0 million facility, $5.3 million of letters of credit were issued through September 30, 2019 which were secured by deposits of $10.9 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $299.1 million at September 30, 2019.
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreement, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,168.9 million. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances,

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
On October 9, 2019, the Company withdrew $1,170.7 million from the collateral trust arrangement. See Note 12 for additional information regarding the withdrawal of the collateral.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit. Gross fee income of $2.2 million and $3.0 million was included in underwriting profit for the three months ended September 30, 2019 and 2018, respectively ($7.1 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2019
Gross written premiums	$241,045	$100,459	$46,724	$—	$388,228
Net earned premiums	164,759	14,242	34,373	—	213,374
Underwriting (loss) profit of insurance segments	(29,351)	837	(4,288)	—	(32,802)
Net investment income	3,467	976	11,717	1,718	17,878
Interest expense	—	—	—	2,594	2,594
Segment revenues	170,734	16,493	42,403	1,844	231,474
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,186,094	773,677	1,631,569	69,576	3,660,916

Three Months Ended September 30, 2018
Gross written premiums	$157,237	$98,607	$24,125	$—	$279,969
Net earned premiums	141,529	13,898	49,263	—	204,690
Underwriting profit of insurance segments	11,302	1,769	1,576	—	14,647
Net investment income	4,542	825	10,031	1,012	16,410
Interest expense	—	—	—	2,991	2,991
Segment revenues	149,807	14,400	59,416	1,069	224,692
Segment goodwill	181,831	—	—	—	181,831
Segment assets	929,408	630,982	1,393,721	81,323	3,035,434

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Nine Months Ended September 30, 2019
Gross written premiums	$687,871	$292,884	$114,810	$—	$1,095,565
Net earned premiums	457,352	39,688	105,600	—	602,640
Underwriting (loss) profit of insurance segments	(439)	3,758	(4,061)	—	(742)
Net investment income	13,240	2,791	34,875	3,938	54,844
Interest expense	—	—	—	8,086	8,086
Segment revenues	481,745	45,169	134,731	4,330	665,975
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,186,094	773,677	1,631,569	69,576	3,660,916

Nine Months Ended September 30, 2018
Gross written premiums	$490,121	$283,108	$98,234	$—	$871,463
Net earned premiums	410,627	41,504	161,711	—	613,842
Underwriting profit of insurance segments	32,718	4,380	5,049	—	42,147
Net investment income	11,934	2,375	27,710	3,782	45,801
Interest expense	—	—	—	8,459	8,459
Segment revenues	434,146	43,791	189,196	3,944	671,077
Segment goodwill	181,831	—	—	—	181,831
Segment assets	929,408	630,982	1,393,721	81,323	3,035,434

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(29,351)	$11,302	$(439)	$32,718
Specialty Admitted Insurance	837	1,769	3,758	4,380
Casualty Reinsurance	(4,288)	1,576	(4,061)	5,049
Total underwriting (loss) profit of insurance segments	(32,802)	14,647	(742)	42,147
Other operating expenses of the Corporate and Other segment	(7,302)	(6,526)	(22,641)	(21,264)
Underwriting (loss) profit	(40,104)	8,121	(23,383)	20,883
Net investment income	17,878	16,410	54,844	45,801
Net realized and unrealized (losses) gains on investments	(2,357)	467	331	(407)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	(91)	258	(223)	366
Interest expense	(2,594)	(2,991)	(8,086)	(8,459)
(Loss) income before taxes	$(27,417)	$22,116	$23,036	$57,737

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Amortization of policy acquisition costs	$21,258	$27,511	$63,029	$86,381
Other underwriting expenses of the operating segments	13,132	15,143	46,617	48,069
Other operating expenses of the Corporate and Other segment	7,302	6,526	22,641	21,264
Total	$41,692	$49,180	$132,287	$155,714

Other expenses of $372,000 and $1.1 million for the three and nine months ended September 30, 2019 consist of employee severance costs. Other expenses of $(131,000) and $(34,000) for the three and nine months ended September 30, 2018, respectively, included employee severance, legal, and other professional services associated with the Company's May 2018 secondary offering, and depreciation expense related to a leased building that the Company was previously deemed to own for accounting purposes, offset by rental income on the building.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$154,387	$—	$154,387
Residential mortgage-backed	—	247,213	—	247,213
Corporate	—	625,180	—	625,180
Commercial mortgage and asset-backed	—	235,204	—	235,204
U.S. Treasury securities and obligations guaranteed by the U.S. government	112,826	506	—	113,332
Redeemable preferred stock	—	2,007	—	2,007
Total fixed maturity securities, available-for-sale	$112,826	$1,264,497	$—	$1,377,323
Equity securities:
Preferred stock	—	69,552	—	69,552
Common stock	15,065	4,179	44	19,288
Total equity securities	$15,065	$73,731	$44	$88,840
Short-term investments	$—	$49,884	$—	$49,884

Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$149,295	$—	$149,295
Residential mortgage-backed	—	204,109	—	204,109
Corporate	—	524,768	—	524,768
Commercial mortgage and asset-backed	—	192,797	4,228	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	106,651	542	—	107,193
Redeemable preferred stock	—	1,812	—	1,812
Total fixed maturity securities, available-for-sale	$106,651	$1,073,323	$4,228	$1,184,202
Equity securities:
Preferred stock	—	60,740	—	60,740
Common stock	16,674	757	214	17,645
Total equity securities	$16,674	$61,497	$214	$78,385
Short-term investments	$1,250	$80,716	$—	$81,966

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities and equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Beginning balance	$3,099	$4,680	$4,442	$4,680
Transfers out of Level 3	(3,010)	—	(7,238)	—
Transfers in to Level 3	—	—	3,010	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	(316)	—	(316)
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(45)	—	(170)	—
Included in other comprehensive income	—	—	—	—
Ending balance	$44	$4,364	$44	$4,364

The Company held one available-for-sale fixed maturity security at December 31, 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.2 million for the security at December 31, 2018. A principal payment of $456,000 was received on the available-for-sale fixed maturity security in the three months ended March 31, 2019. The Company was able to obtain a quoted price from a pricing vendor for the available-for-sale fixed maturity security at March 31, 2019 and it was transferred to Level 2. In the three months ended June 30, 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. In the three months ended September 30, 2019, one equity security was transferred from Level 3 to Level 2 as the Company was able to obtain a quoted price from a pricing vendor for the equity security at September 30, 2019. At September 30, 2019 and December 31, 2018, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity securities of $44,000 at September 30, 2019 and $214,000 at December 31, 2018. There were no purchases or sales of Level 3 securities for the nine months ended September 30, 2019 or 2018. There were no transfers involving Level 3 securities for the nine months ended September 30, 2018.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 or 2018. The Company recognizes transfers between levels at the beginning of the reporting period.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
September 30, 2019
Bank loan participations held-for-investment	$—	$—	$6,361	$6,361
December 31, 2018
Bank loan participations held-for-investment	$—	$—	$—	$—

Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value of $6.4 million at September 30, 2019. Management concluded that none of the bank loan participations held-for-investment were impaired as of December 31, 2018.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2019 and December 31, 2018, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,377,323	$1,377,323	$1,184,202	$1,184,202
Equity securities	88,840	88,840	78,385	78,385
Bank loan participations held-for-investment	249,907	242,628	260,972	250,697
Cash and cash equivalents	256,302	256,302	172,457	172,457
Short-term investments	49,884	49,884	81,966	81,966
Other invested assets – notes receivable	13,250	18,767	13,250	18,687
Liabilities
Senior debt	98,300	101,256	118,300	118,317
Junior subordinated debt	104,055	125,008	104,055	117,057

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2019 and December 31, 2018 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2019 and December 31, 2018, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The fair values of bank loan participations held-for-investment, senior debt, and junior subordinated debt at September 30, 2019 and December 31, 2018 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Capital Stock and Equity Awards
The Company issued 412,810 common shares in the nine months ended September 30, 2019 with 336,533 of the new shares related to stock option exercises and 76,277 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,401,270 at September 30, 2019.
The Company declared the following dividends during the first nine months of 2019 and 2018:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount

2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146,357
April 30, 2019	0.30	June 10, 2019	June 28, 2019	9,204,804
July 30, 2019	0.30	September 16, 2019	September 30, 2019	9,230,801
	$0.90			$27,581,962

2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9,049,476
May 1, 2018	0.30	June 11, 2018	June 29, 2018	9,066,023
August 1, 2018	0.30	September 10, 2018	September 28, 2018	9,080,519
	$0.90			$27,196,018

Included in the total dividends for the nine months ended September 30, 2019 and 2018 are $327,000 and $297,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $651,000 at September 30, 2019 and $557,000 at December 31, 2018.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2019, 1,575,359 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at September 30, 2019, 108,594 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(450,514)	$26.68	(280,683)	$21.03
Forfeited	(12,058)	$36.84	(42,215)	$36.86
End of period	652,752	$30.50	1,156,338	$29.13
Exercisable, end of period	599,241	$29.44	841,763	$26.64

All of the outstanding options vest over three to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable at September 30, 2019 was 3.2 years and 3.1 years, respectively.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	197,078	$42.56	218,475	$39.75
Vested	(111,212)	$39.90	(63,191)	$40.92
Forfeited	(22,445)	$41.32	(5,889)	$40.81
Unvested, end of period	363,563	$40.69	328,277	$38.51

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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Share based compensation expense	$1,779	$1,681	$5,263	$4,796
U.S. tax benefit on share based compensation expense	211	198	631	569

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2019, the Company had $10.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
12.    Subsequent Events
On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier LLC and its affiliates. All insurance policies related to this customer are included in the Company’s commercial auto line of business within its Excess and Surplus Lines segment, and a majority of the insurance policies were due to expire on February 29, 2020. In addition, as permitted under the indemnity agreements with this group of insured parties (non-insurance entities), the Company withdrew $1,170.7 million from the collateral trust arrangement that was established in favor of the Company by a captive insurance company affiliate of the insured group. The collateral funds may be used to reimburse the Company for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other related expenses incurred by the Company to the extent not paid under the indemnity agreements. Amounts that may be recoverable under the indemnity agreement include, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. These funds have been invested in short term U.S. government securities. On November 6, 2019, the Company received a letter from its largest customer requesting redeposit of the collateral withdrawn on October 9, 2019 plus interest. We believe the withdrawal of collateral funds was permitted by the applicable agreements, and we do not intend to redeposit the funds.
On November 5, 2019, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on December 31, 2019 to shareholders of record on December 16, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 49 states and the District of Columbia;

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
Recent Development
On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier LLC and its affiliates. All insurance policies related to this customer are included in the Company’s commercial auto line of business within its Excess and Surplus Lines segment, and a majority of the insurance policies were due to expire on February 29, 2020. Rasier LLC and its affiliates produced $294.3 million of gross written premiums, representing 44.8% of the Excess and Surplus Lines segment’s gross written premiums and 25.2% of our consolidated gross written premiums for the year ended December 31, 2018.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$388,228	$279,969	38.7%	$1,095,565	$871,463	25.7%
Net retention (1)	57.7%	62.0%		61.3%	65.8%
Net written premiums	$223,869	$173,441	29.1%	$671,520	$573,025	17.2%
Net earned premiums	$213,374	$204,690	4.2%	$602,640	$613,842	(1.8)%
Losses and loss adjustment expenses	(214,084)	(150,387)	42.4%	(501,064)	(448,754)	11.7%
Other operating expenses	(39,394)	(46,182)	(14.7)%	(124,959)	(144,205)	(13.3)%
Underwriting (loss) profit (2), (3)	(40,104)	8,121	‒	(23,383)	20,883	‒
Net investment income	17,878	16,410	8.9%	54,844	45,801	19.7%
Net realized and unrealized (losses) gains on investments	(2,357)	467	‒	331	(407)	‒
Other income and expense	(91)	258	‒	(223)	366	‒
Interest expense	(2,594)	(2,991)	(13.3)%	(8,086)	(8,459)	(4.4)%
Amortization of intangible assets	(149)	(149)	‒	(447)	(447)	‒
(Loss) income before taxes	(27,417)	22,116	‒	23,036	57,737	(60.1)%
Income tax (benefit) expense	(2,250)	2,535	‒	5,168	5,539	(6.7)%
Net (loss) income	$(25,167)	$19,581	‒	$17,868	$52,198	(65.8)%
Adjusted net operating (loss) income (4)	$(22,208)	$19,402	‒	$19,682	$53,540	(63.2)%
Ratios:
Loss ratio	100.3%	73.5%		83.1%	73.1%
Expense ratio	18.5%	22.5%		20.8%	23.5%
Combined ratio	118.8%	96.0%		103.9%	96.6%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting (loss) profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.

(3)
Included in underwriting results for the three and nine months ended September 30, 2019 is gross fee income of $6.1 million and $18.7 million, respectively ($6.8 million and $22.4 million for the same periods in the prior year).

(4)	Adjusted net operating (loss) income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net (loss) income and for additional information.
Three Months Ended September 30, 2019 and 2018
The Company had an underwriting loss of $40.1 million for the three months ended September 30, 2019. This compares to an underwriting profit of $8.1 million for the same period in the prior year. Underwriting results for the three months ended September 30, 2019 were negatively impacted by $57.0 million of net adverse reserve development on prior accident years, including $50.0 million of net adverse reserve development from the Excess and Surplus Lines segment that was primarily related to the 2016 and 2017 accident years for the commercial auto business.
The results for the three months ended September 30, 2019 and 2018 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment (losses) gains of $(2.4) million and $467,000 for the three months ended September 30, 2019 and 2018, respectively. See “— Investing Results" for more information on these realized and unrealized investment (losses) gains.

•
Interest expense of $404,000 for the three months ended September 30, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company

is no longer deemed the owner for accounting purposes and there is no comparable expense for the three months ended September 30, 2019.
We define adjusted net operating (loss) income as net (loss) income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees, and interest expense and other income and expenses on a leased building that we were previously deemed to own for accounting purposes. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended September 30,
	2019		2018
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(27,417)	$(25,167)	$22,116	$19,581
Net realized and unrealized investment losses (gains)	2,357	2,665	(467)	(397)
Other expenses	372	294	(131)	(101)
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	404	319
Adjusted net operating (loss) income	$(24,688)	$(22,208)	$21,922	$19,402

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended September 30, 2019 was 118.8%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2019 includes $57.0 million, or 26.7 percentage points, of net adverse reserve development on prior accident years, including $50.0 million of net adverse reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $7.9 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended September 30, 2018 was 96.0%. The combined ratio for the three months ended September 30, 2018 includes $12.2 million, or 6.0 percentage points, of net adverse reserve development on prior accident years, including $10.4 million of net adverse reserve development from the Excess and Surplus Lines segment, $833,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.7 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio improved from 22.5% for the three months ended September 30, 2018 to 18.5% for the three months ended September 30, 2019. The improvement is due to a 16.4% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 77.2% of consolidated net earned premiums for the three months ended September 30, 2019 compared to 69.1% for three months ended September 30, 2018. Gross fee income for the Company declined from $6.8 million for the three months ended September 30, 2018 to $6.1 million for the three months ended September 30, 2019.
Nine Months Ended September 30, 2019 and 2018
The Company had an underwriting loss of $23.4 million for the nine months ended September 30, 2019. This compares to an underwriting profit of $20.9 million for the same period in the prior year. Underwriting results for the nine months ended September 30, 2019 were negatively impacted by $60.3 million of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment that was primarily related to the 2016 and 2017 accident years for the commercial auto business.
The results for the nine months ended September 30, 2019 and 2018 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment gains (losses) of $331,000 and $(407,000) for the nine months ended September 30, 2019 and 2018, respectively. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).

•
Interest expense of $1.2 million for the nine months ended September 30, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company is no longer deemed the owner for accounting purposes and there is no comparable expense for the nine months ended September 30, 2019.

Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Nine Months Ended September 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$23,036	$17,868	$57,737	$52,198
Net realized and unrealized investment (gains) losses	(331)	980	407	366
Other expenses	1,055	834	(34)	45
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	1,179	931
Adjusted net operating income	$23,760	$19,682	$59,289	$53,540

Combined Ratios
Our combined ratio for the nine months ended September 30, 2019 was 103.9%. The combined ratio for the nine months ended September 30, 2019 includes $60.3 million, or 10.0 percentage points, of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $4.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $13.3 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio improved from 23.5% for the nine months ended September 30, 2018 to 20.8% for the nine months ended September 30, 2019. The improvement is due to an 11.4% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 75.9% of consolidated net earned premiums for the nine months ended September 30, 2019 compared to 66.9% for the nine months ended September 30, 2018. Gross fee income for the Company declined from $22.4 million for the nine months ended September 30, 2018 to $18.7 million for the nine months ended September 30, 2019.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$241,045	$157,237	53.3%	$687,871	$490,121	40.3%
Specialty Admitted Insurance	100,459	98,607	1.9%	292,884	283,108	3.5%
Casualty Reinsurance	46,724	24,125	93.7%	114,810	98,234	16.9%
	$388,228	$279,969	38.7%	$1,095,565	$871,463	25.7%
Net written premiums:
Excess and Surplus Lines	$171,715	$135,141	27.1%	$522,200	$432,307	20.8%
Specialty Admitted Insurance	14,570	14,022	3.9%	43,625	42,327	3.1%
Casualty Reinsurance	37,584	24,278	54.8%	105,695	98,391	7.4%
	$223,869	$173,441	29.1%	$671,520	$573,025	17.2%
Net earned premiums:
Excess and Surplus Lines	$164,759	$141,529	16.4%	$457,352	$410,627	11.4%
Specialty Admitted Insurance	14,242	13,898	2.5%	39,688	41,504	(4.4)%
Casualty Reinsurance	34,373	49,263	(30.2)%	105,600	161,711	(34.7)%
	$213,374	$204,690	4.2%	$602,640	$613,842	(1.8)%

Gross written premiums for the Excess and Surplus Lines segment (which represents 62.8% of our consolidated gross written premiums in the nine months ended September 30, 2019) increased 53.3% and 40.3% over the corresponding three and nine month periods in the prior year. Excluding commercial auto policies, gross written premiums increased 72.1% and 51.0% over the corresponding three and nine month periods in the prior year. Policy submissions excluding commercial auto policies were 21.8% higher and 25.5% more policies were bound in the nine months ended September 30, 2019 than in the nine months ended September 30, 2018. Rates for the Excess and Surplus Lines segment were up 3.9% compared to the nine months ended September 30, 2018. The change in gross written premiums compared to the same periods in 2018 was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Commercial Auto	$108,368	$80,159	35.2%	$307,913	$238,498	29.1%
General Casualty	24,917	10,024	148.6%	89,897	41,302	117.7%
Excess Casualty	32,062	17,098	87.5%	78,708	41,764	88.5%
Manufacturers & Contractors	25,320	20,980	20.7%	76,857	60,614	26.8%
Energy	18,632	9,778	90.6%	35,751	27,905	28.1%
Excess Property	6,825	3,723	83.3%	24,085	13,258	81.7%
Allied Health	7,235	3,390	113.4%	21,868	26,933	(18.8)%
All other divisions	17,686	12,085	46.3%	52,792	39,847	32.5%
Excess and Surplus Lines gross written premium	$241,045	$157,237	53.3%	$687,871	$490,121	40.3%

The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier LLC and its affiliates. All insurance policies related to this customer are included in the Company’s commercial auto line of business within its Excess and Surplus Lines segment, and a majority of the insurance policies were due to expire on February 29, 2020. See “Recent Development” for additional information regarding this termination.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 26.7% of our consolidated gross written premiums for the nine months ended September 30, 2019) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Individual risk workers’ compensation premium	$15,618	$13,848	12.8%	$48,599	$39,243	23.8%
Fronting and program premium	84,841	84,759	0.1%	244,285	243,865	0.2%
Specialty Admitted gross written premium	$100,459	$98,607	1.9%	$292,884	$283,108	3.5%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
Our fronting business saw growth in four new fronting relationships that generated $36.4 million and $86.0 million of gross written premium in the three and nine months ended September 30, 2019, respectively, compared to $17.0 million and $20.8 million for the three and nine months ended September 30, 2018, respectively. Our largest fronted relationship experienced a decline in production in 2019 producing $36.2 million and $113.9 million of gross written premium for the three and nine months ended September 30, 2019, respectively, (down from $50.2 million and $156.9 million for the three and nine months ended September 30, 2018) and representing 38.9% of the segment's gross written premium in the nine months ended September 30, 2019 down from 55.4% in the nine months ended September 30, 2018. Gross written premiums for terminated programs were $255,000 and $1.8 million in the three and nine months ended September 30, 2019, respectively, compared to $5.4 million and $24.7 million for the three and nine months ended September 30, 2018, respectively.
Gross written premiums for the Casualty Reinsurance segment (which represents 10.5% of our consolidated gross written premiums in the first nine months of 2019) increased 93.7% and 16.9% from the corresponding three and nine month periods in the prior year. The increase in gross written premium in this segment was due to new business written, including $9.1 million of gross written premiums for the three and nine months ended September 30, 2019 related to a new retrocessional/fronting arrangement under which 100% of the premiums are ceded. The growth was also due to higher subject business and signed lines on treaties renewed, and increases in written premiums for prior year treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Excess and Surplus Lines	71.2%	85.9%	75.9%	88.2%
Specialty Admitted Insurance	14.5%	14.2%	14.9%	15.0%
Casualty Reinsurance	80.4%	100.6%	92.1%	100.2%
Total	57.7%	62.0%	61.3%	65.8%
The net premium retention for the Excess and Surplus Lines segment decreased for the three and nine months ended September 30, 2019 as compared to the prior year periods due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions, and due to the segment ceding $26.3 million and $63.9 million of commercial auto written premium in the three and nine months ended September 30, 2019, respectively, compared to $699,000 and $3.1 million in the three and nine months ended September 30, 2018, respectively.
The net premium retention for the Specialty Admitted Insurance segment has been relatively stable for the three and nine months ended September 30, 2019 as compared to the respective periods in the prior year. The fronting business generally has much lower net premium retention than our workers’ compensation business. The net retention on the segment’s fronting business was 8.7% and 8.9% for the three and nine months ended September 30, 2019, respectively (9.2% and 9.9% for the three and nine months ended September 30, 2018, respectively), while the net retention on the workers’ compensation business was 46.1% and 45.0% for the three and nine months ended September 30, 2019 (45.2% and 46.6% for the three and nine months ended September 30, 2018, respectively).
The net premium retention for the Casualty Reinsurance segment decreased for the three and nine months ended September 30, 2019 as compared to the prior year periods due to a new retrocessional treaty/fronting arrangement entered into during the three months ended September 30, 2019 under which 100% of the premiums are ceded. Ceded written premiums under the new treaty were $9.1 million in the three and nine months ended September 30, 2019.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Excess and Surplus Lines	117.8%	92.0%	100.1%	92.0%
Specialty Admitted Insurance	94.1%	87.3%	90.5%	89.4%
Casualty Reinsurance	112.5%	96.8%	103.8%	96.9%
Total	118.8%	96.0%	103.9%	96.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$241,045	$157,237	53.3%	$687,871	$490,121	40.3%
Net written premiums	$171,715	$135,141	27.1%	$522,200	$432,307	20.8%
Net earned premiums	$164,759	$141,529	16.4%	$457,352	$410,627	11.4%
Losses and loss adjustment expenses	(176,154)	(111,292)	58.3%	(399,996)	(321,518)	24.4%
Underwriting expenses	(17,956)	(18,935)	(5.2)%	(57,795)	(56,391)	2.5%
Underwriting (loss) profit (1), (2)	$(29,351)	$11,302	‒	$(439)	$32,718	‒
Ratios:
Loss ratio	106.9%	78.6%		87.5%	78.3%
Expense ratio	10.9%	13.4%		12.6%	13.7%
Combined ratio	117.8%	92.0%		100.1%	92.0%

(1)	Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.

(2)
Underwriting results include gross fee income of $2.2 million and $7.1 million for the three and nine months ended September 30, 2019, respectively ($3.0 million and $11.5 million for the same periods in the prior year).

The loss ratio of 106.9% and 87.5% for the three and nine months ended September 30, 2019 includes $50.0 million and $51.2 million (30.4 and 11.2 percentage points), respectively of net adverse development in our loss estimates for prior accident years. The loss ratio of 78.6% and 78.3% for the three and nine months ended September 30, 2018 includes $10.4 million and $9.2 million (7.3 and 2.2 percentage points), respectively, of net adverse reserve development in our loss estimates for prior accident years. The net adverse development in all periods was primarily related to the 2016 and 2017 accident years for the commercial auto business.
The expense ratio for this segment decreased from 13.4% and 13.7% for the three and nine months ended September 30, 2018, respectively, to 10.9% and 12.6% for the three and nine months ended September 30, 2019, respectively, as the growth in net earned premium in the three and nine months ended September 30, 2019 exceeded the growth in underwriting expenses. Gross fee income contributed to a reduction in the expense ratio of 1.3 and 1.6 percentage points for the three and nine months ended September 30, 2019, respectively (2.1 and 2.8 percentage points for the same periods in the prior year).
Our commercial auto business generally has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 50.6% and 53.1% of the segment’s net earned premiums for the three and nine months ended September 30, 2019, respectively (55.6% and 56.5% for the same periods in the prior year).
As a result of the items discussed above, the underwriting (loss) profit of the Excess and Surplus Lines segment was $(29.4) million and $(439,000) for the three and nine months ended September 30, 2019, respectively, compared to $11.3 million and $32.7 million for the three and nine months ended September 30, 2018, respectively.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$100,459	$98,607	1.9%	$292,884	$283,108	3.5%
Net written premiums	$14,570	$14,022	3.9%	$43,625	$42,327	3.1%
Net earned premiums	$14,242	$13,898	2.5%	$39,688	$41,504	(4.4)%
Losses and loss adjustment expenses	(9,481)	(8,246)	15.0%	(25,085)	(25,283)	(0.8)%
Underwriting expenses	(3,924)	(3,883)	1.1%	(10,845)	(11,841)	(8.4)%
Underwriting profit (1), (2)	$837	$1,769	(52.7)%	$3,758	$4,380	(14.2)%
Ratios:
Loss ratio	66.6%	59.3%		63.2%	60.9%
Expense ratio	27.5%	28.0%		27.3%	28.5%
Combined ratio	94.1%	87.3%		90.5%	89.4%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)
Underwriting results include gross fee income of $4.0 million and $11.6 million for the three and nine months ended September 30, 2019, respectively ($3.8 million and $10.9 million for the same periods in the prior year).

The loss ratio of 66.6% and 63.2% for the three and nine months ended September 30, 2019 includes $1.0 million and $4.3 million (7.0 and 10.7 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development in 2019 reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected. The loss ratio of 59.3% and 60.9% for the three and nine months ended September 30, 2018 includes $833,000 and $2.3 million (6.0 and 5.6 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio of the Specialty Admitted Insurance segment was 27.5% and 27.3% for the three and nine months ended September 30, 2019 compared to the prior year ratios of 28.0% and 28.5%, respectively. Gross fee income from the fronting business increased 3.7% and 6.4% for the three and nine months ended September 30, 2019 compared to the same periods in the prior year.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment decreased 52.7% and 14.2% from $1.8 million and $4.4 million for the three and nine months ended September 30, 2018, respectively, to $837,000 and $3.8 million for the three and nine months ended September 30, 2019, respectively.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	($ in thousands)
Gross written premiums	$46,724	$24,125	93.7%	$114,810	$98,234	16.9%
Net written premiums	$37,584	$24,278	54.8%	$105,695	$98,391	7.4%
Net earned premiums	$34,373	$49,263	(30.2)%	$105,600	$161,711	(34.7)%
Losses and loss adjustment expenses	(28,449)	(30,849)	(7.8)%	(75,983)	(101,953)	(25.5)%
Underwriting expenses	(10,212)	(16,838)	(39.4)%	(33,678)	(54,709)	(38.4)%
Underwriting (loss) profit (1)	$(4,288)	$1,576	‒	$(4,061)	$5,049	‒
Ratios:
Loss ratio	82.8%	62.6%		72.0%	63.0%
Expense ratio	29.7%	34.2%		31.8%	33.9%
Combined ratio	112.5%	96.8%		103.8%	96.9%

(1)	Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 82.8% and 72.0% for the three and nine months ended September 30, 2019 includes $7.9 million and $13.3 million (23.1 and 12.6 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The loss ratio of 62.6% and 63.0% for the three and nine months ended September 30, 2018 includes $2.7 million and $4.9 million (5.4 and 3.0 percentage points), respectively, of net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment declined to 29.7% and 31.8% for the three and nine months ended September 30, 2019, respectively, compared to the prior year ratios of 34.2% and 33.9%, respectively, principally due to the reduction in sliding scale commission expense as a result of the adverse reserve development in 2019.
As a result of the items discussed above, underwriting (loss) profit for the Casualty Reinsurance segment was $(4.3) million and $(4.1) million for the three and nine months ended September 30, 2019 compared to $1.6 million and $5.0 million for the three and nine months ended September 30, 2018.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2019 was $1,941.3 million. Of this amount, 62.8% relates to amounts that are IBNR. This amount was 62.4% at December 31, 2018. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$432,618	$739,194	$1,171,812
Specialty Admitted Insurance	178,042	309,653	487,695
Casualty Reinsurance	111,524	170,276	281,800
Total	$722,184	$1,219,123	$1,941,307
At September 30, 2019, the amount of net reserves of $1,326.5 million that related to IBNR was 60.2%. This amount was 61.5% at December 31, 2018. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2019
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$381,754	$576,382	$958,136
Specialty Admitted Insurance	37,125	54,356	91,481
Casualty Reinsurance	108,533	168,330	276,863
Total	$527,412	$799,068	$1,326,480
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
Total operating expenses of the Corporate and Other segment were $7.3 million and $22.6 million for the three and nine months ended September 30, 2019, respectively, representing increases of 11.9% and 6.5% over the $6.5 million and $21.3 million of operating expenses in the comparable prior year periods. The year-over-year increase was largely driven by compensation costs, including share-based compensation expenses, associated with increases in headcount.
Investing Results
Net investment income was $17.9 million and $54.8 million for the three and nine months ended September 30, 2019 compared to $16.4 million and $45.8 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Renewable energy LLCs	$1,602	$329	386.9%	$2,510	$2,070	21.3%
Other private investments	(218)	1,402	‒	3,407	3,518	(3.2)%
Other invested assets	1,384	1,731	(20.0)%	5,917	5,588	5.9%
All other net investment income	16,494	14,679	12.4%	48,927	40,213	21.7%
Total net investment income	$17,878	$16,410	8.9%	$54,844	$45,801	19.7%
The Company's private investments generated income of $1.4 million and $5.9 million for the three and nine months ended September 30, 2019, respectively (compared to income of $1.7 million and $5.6 million in the respective prior year periods). Excluding private investments, our net investment income increased by 12.4% and 21.7% for the three and nine months ending September 30, 2019 over the same periods in the prior year. This increase in net investment income primarily reflects growth in our fixed income portfolio of bonds and bank loans. The average duration of our fixed maturity portfolio was 3.5 years at September 30, 2019.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Fixed maturity securities	$10,229	$8,673	$29,876	$24,513
Bank loan participations	4,752	4,713	14,978	13,265
Equity securities	1,326	1,258	3,958	3,932
Other invested assets	1,384	1,731	5,917	5,588
Cash, cash equivalents, short-term investments, and other	1,184	1,157	3,490	1,646
Gross investment income	18,875	17,532	58,219	48,944
Investment expense	(997)	(1,122)	(3,375)	(3,143)
Net investment income	$17,878	$16,410	$54,844	$45,801
The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Annualized gross investment yield on:
Average cash and invested assets	3.8%	4.0%	3.9%	3.8%
Average fixed maturity securities	3.7%	3.8%	3.8%	3.6%
Of our total cash and invested assets of $2,088.1 million at September 30, 2019, $256.3 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,377.3 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $249.9 million of bank loan participations, $88.8 million of equity securities, $49.9 million of short-term investments, and $65.9 million of other invested assets.
The $249.9 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. At September 30, 2019, there was a $5.9 million allowance for credit losses. These bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2019 and December 31, 2018, the fair market value of these securities was $242.6 million and $250.7 million, respectively.
For the nine months ended September 30, 2019, the Company recognized net realized and unrealized investment gains of $331,000 ($2.4 million of realized and unrealized investment losses for the three months ended September 30, 2019) including $8.7 million of gains for the change in the fair value of equity securities, $7.7 million of realized losses for changes in the allowance for credit losses on impaired bank loans, $1.2 million of net realized investment losses on the sale of bank loan securities, and $809,000 of net realized investment gains on the sale of fixed maturity securities.
For the nine months ended September 30, 2018, the Company recognized net realized and unrealized investment losses of $407,000 ($467,000 of realized and unrealized investment gains for the three months ended September 30, 2018), including $695,000 of losses for the change in the fair value of equity securities, $851,000 of realized losses for changes in the allowance for credit losses on impaired bank loans, $1.5 million of net realized investment gains on the sale of bank loan securities (including an $807,000 realized gain on the repayment of the loan to the producer and supplier of power in Puerto Rico described below), and $306,000 of net realized losses on the sale of fixed maturities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that five loans from four issuers in the Company's bank loan portfolio were impaired as of September 30, 2019. At September 30, 2019, the impaired loans had a carrying value of $6.4 million, unpaid principal of $12.3 million, and an allowance for credit losses of $5.9 million, $4.2 million of which related to two loans from one issuer who is experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that none of the loans in the Company's bank loan portfolio were impaired at December 31, 2018.
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
At September 30, 2019, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management does not intend to sell other available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these other securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2019			December 31, 2018
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$145,016	$154,387	11.2%	$147,160	$149,295	12.6%
Residential mortgage-backed	245,315	247,213	17.9%	208,869	204,109	17.2%
Corporate	603,524	625,180	45.5%	534,024	524,768	44.3%
Commercial mortgage and asset-backed	230,417	235,204	17.1%	199,528	197,025	16.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	111,834	113,332	8.2%	107,803	107,193	9.1%
Redeemable preferred stock	2,025	2,007	0.1%	2,025	1,812	0.2%
Total fixed maturity securities, available-for-sale	$1,338,131	$1,377,323	100.0%	$1,199,409	$1,184,202	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2019:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$231,479	16.8%
AA	528,133	38.3%
A	475,288	34.5%
BBB	137,094	10.0%
Below BB and unrated	5,329	0.4%
Total	$1,377,323	100.0%
At September 30, 2019, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $625.2 million. A summary of these securities by industry segment is shown below as of September 30, 2019:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$143,049	22.9%
Financial	171,630	27.5%
Consumer Discretionary	88,571	14.2%
Health Care	88,036	14.1%
Consumer Staples	67,123	10.7%
Utilities	66,771	10.6%
Total	$625,180	100.0%
Corporate fixed maturity securities (both available-for-sale and trading) include publicly traded securities and privately placed bonds as shown below as of September 30, 2019:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$560,436	89.6%
Privately placed	64,744	10.4%
Total	$625,180	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2019
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$76,678	$77,005	5.6%
After one year through five years	459,889	470,945	34.2%
After five years through ten years	205,048	214,952	15.6%
After ten years	118,759	129,997	9.4%
Residential mortgage-backed	245,315	247,213	17.9%
Commercial mortgage and asset-backed	230,417	235,204	17.2%
Redeemable preferred stock	2,025	2,007	0.1%
Total	$1,338,131	$1,377,323	100.0%
At September 30, 2019, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.6 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively ($8.1 million and $8.5 million for the respective nine month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $447,000 of amortization of intangible assets for each of the three and nine months ended September 30, 2019 and 2018, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the nine months ended September 30, 2019 and 2018, our U.S. federal income tax expense was 22.4% and 9.6% of our income before taxes, respectively. The effective tax rate for the nine months ended September 30, 2019 was elevated due to the significant adverse development in the 2016 and 2017 accident years for the commercial auto business, and the related impact on the mix of income reported by country. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
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
At September 30, 2019, the Bermuda holding company had $971,000 of cash and cash equivalents. The U.S. holding company had $55.5 million of cash and invested assets, comprised of cash and cash equivalents of $7.4 million and other invested assets of $48.1 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2019.
Our net written premium to equity ratio (defined as the ratio of net written premiums for the previous twelve months to shareholders' equity) is reviewed by management as well as our rating agency as a measure of leverage and efficiency of deployed capital. For September 30, 2019 and 2018, our net written premium (trailing twelve months) to equity ratio was 1.1 to 1.0 and 1.0 to 1.0, respectively.
Credit Agreements
The Company has a senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2019:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2019, the Company had $64.1 million of letters of credit issued under the secured facility.

•
A $112.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At September 30, 2019, the Company had a drawn balance of $73.3 million outstanding on the unsecured revolver.

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
The 2013 Facility contains certain financial and other covenants (including minimum financial strength rating, minimum shareholders’ equity levels, and maximum ratios of total debt outstanding to total capitalization) with which the Company is in compliance at September 30, 2019.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2019. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. At September 30, 2019, unsecured loans of $10.0 million and secured letters of credit totaling $5.3 million were outstanding on the 2017 Facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2019, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2019 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2019.
At September 30, 2019 and December 31, 2018, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 20.8% and 23.9%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2019 and 2018, our net premium retention was 57.7% and 62.0%, respectively (61.3% and 65.8% for the nine month periods, respectively).
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of September 30, 2019:

Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible. (1)
Primary Casualty	Up to $2.0 million per occurrence. (2)
Excess Casualty	Up to $1.0 million per occurrence. (3)
Property	Up to $5.0 million per event. (4)

(1)	Except for Life Sciences quota share carve out, which is up to $2.0 million per occurrence

(2)	Total exposure to any one claim is generally $1.0 million.

(3)	For policies with an occurrence limit up to $10.0 million, the excess casualty treaty is set such that our retention is no more than $1.0 million.

(4)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.
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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, a $45.0 million gross catastrophe loss would exceed our 1 in 1,000 year PML. In the event of a $45.0 million gross property catastrophe loss to these segments, we estimate our pre-tax cost at approximately $11.6 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
Effective March 1, 2019, our largest Commercial Auto ride share account is subject to an auto liability quota share reinsurance contract that contains a $10.0 million occurrence cap and an annual aggregate of 200% of subject premium.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2019:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 50% of the first $600,000.(1)(2) Excess of loss coverage for $29.4 million in excess of $600,000.(1)(2)
Auto Programs	Quota share coverage for 85-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 87.5% - 100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 92.5%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Commercial Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.

(1)	Excluding one program which has quota share coverage for 89% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.

(2)	Includes any residual market pools.

(3)	Excluding one program which has quota share coverage for 80% of the first $500,000 and excess of loss coverage for $39.5 million in excess of $500,000 per risk per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of September 30, 2019, our average net retained limit per risk is $2.5 million.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At September 30, 2019, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2019, we had reinsurance recoverables on unpaid losses of $614.8 million and reinsurance recoverables on paid losses of $40.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
Amounts Recoverable from an Indemnifying Party
The Company is a party to a set of insurance contracts with an insured group of companies under which the Company pays losses and loss adjustment expenses on the contract. The Company has indemnity agreements with this group of insured parties (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other expenses incurred by the Company. The insured parties are required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is currently provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of the insured group. At September 30, 2019, the cash equivalent collateral held in the collateral trust arrangement was approximately $1,168.9 million. The Company has ongoing exposure to estimated losses and expenses on these contracts growing at a faster pace than growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable, which are the basis for establishing collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to the insured group of insured parties. As permitted under the indemnity agreements with this group of insured parties, the Company withdrew $1,170.7 million from the collateral trust account. The collateral funds may be used to reimburse the Company for a significant portion of the losses and loss adjustment expenses paid on behalf of the insured parties and other related expenses incurred by the Company to the extent not paid under the under the indemnity agreements. Amounts that may be recoverable under the indemnity agreement include, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities.
For additional information regarding the termination of the insurance policies issued to the insured group of companies, see “Recent Developments”.

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

	Nine Months Ended September 30,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$213,787	$251,913
Investing activities	(87,904)	(205,574)
Financing activities	(42,038)	(25,417)
Change in cash and cash equivalents	$83,845	$20,922

Cash provided by operating activities for the nine months ended September 30, 2019 and 2018 reflects the growth in our U.S. segments and the fact that we are collecting premiums receivable at a quicker rate than we are paying loss and loss adjustment expenses. Cash provided by operating activities has declined compared to the prior year due in part to higher paid losses in the nine months ended September 30, 2019.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 12.3% and 10.2% of total cash and invested assets at September 30, 2019 and 2018, respectively.
Cash used in financing activities for the nine months ended September 30, 2019 and 2018 included $27.5 million and $27.0 million of dividends paid to shareholders, respectively. In addition, we repaid $20.0 million on our 2017 Facility in the nine months ended September 30, 2019.
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
EQUITY
The Company issued 412,810 common shares in the nine months ended September 30, 2019 with 336,533 of the new shares related to stock option exercises and 76,277 of the new shares related to vesting of RSUs. The total common shares outstanding increased from 29,988,460 at December 31, 2018 to 30,401,270 at September 30, 2019.
Share Based Compensation Expense
For the three months ended September 30, 2019 and 2018, the Company recognized $1.8 million and $1.7 million, respectively, of share based compensation expense ($5.3 million and $4.8 million for the respective nine month periods). As of September 30, 2019, the Company had $10.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—
Exercised	(450,514)	$26.68	(280,683)	$21.03
Forfeited	(12,058)	$36.84	(42,215)	$36.86
End of period	652,752	$30.50	1,156,338	$29.13
Exercisable, end of period	599,241	$29.44	841,763	$26.64

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	300,142	$39.22	178,882	$37.93
Granted	197,078	$42.56	218,475	$39.75
Vested	(111,212)	$39.90	(63,191)	$40.92
Forfeited	(22,445)	$41.32	(5,889)	$40.81
Unvested, end of period	363,563	$40.69	328,277	$38.51
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period.

RECONCILIATION OF NON-GAAP MEASURES
Reconciliation of Underwriting (Loss) Profit
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
The following table reconciles the underwriting (loss) profit by individual segment and for the entire Company to consolidated (loss) income before U.S. Federal income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(29,351)	$11,302	$(439)	$32,718
Specialty Admitted Insurance	837	1,769	3,758	4,380
Casualty Reinsurance	(4,288)	1,576	(4,061)	5,049
Total underwriting (loss) profit of insurance segments	(32,802)	14,647	(742)	42,147
Other operating expenses of the Corporate and Other segment	(7,302)	(6,526)	(22,641)	(21,264)
Underwriting (loss) profit (1)	(40,104)	8,121	(23,383)	20,883
Net investment income	17,878	16,410	54,844	45,801
Net realized and unrealized (losses) gains on investments	(2,357)	467	331	(407)
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	(91)	258	(223)	366
Interest expense	(2,594)	(2,991)	(8,086)	(8,459)
(Loss) income before taxes	$(27,417)	$22,116	$23,036	$57,737

(1)
Included in underwriting results for the three and nine months ended September 30, 2019 is gross fee income of $6.1 million and $18.7 million, respectively ($6.8 million and $22.4 million for the same periods in the prior year).

Reconciliation of Adjusted Net Operating (Loss) Income
We define adjusted net operating (loss) income as net (loss) income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, severance costs associated with terminated employees and interest expense and other income and expenses on a leased building that we were previously deemed to own for accounting purposes. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended September 30,
	2019		2018
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(27,417)	$(25,167)	$22,116	$19,581
Net realized and unrealized investment losses (gains)	2,357	2,665	(467)	(397)
Other expenses	372	294	(131)	(101)
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	404	319
Adjusted net operating (loss) income	$(24,688)	$(22,208)	$21,922	$19,402

	Nine Months Ended September 30,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$23,036	$17,868	$57,737	$52,198
Net realized and unrealized investment (gains) losses	(331)	980	407	366
Other expenses	1,055	834	(34)	45
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	1,179	931
Adjusted net operating income	$23,760	$19,682	$59,289	$53,540
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the nine months ended September 30, 2019, our tangible equity per share increased by 10.8%. Absent the $27.6 million in dividends to shareholders in the nine months ended September 30, 2019, our tangible equity per share increased by 16.3% for the nine months ended September 30, 2019. Our operating return on tangible shareholders’ equity was 4.9% for the nine months ended September 30, 2019.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2019 and December 31, 2018 and reconciles tangible equity to tangible equity before dividends as of September 30, 2019:

	September 30, 2019		December 31, 2018
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$768,969	$25.29	$709,241	$23.65
Less:
Goodwill	181,831	5.98	181,831	6.06
Intangible assets	37,090	1.22	37,537	1.25
Tangible equity	$550,048	$18.09	$489,873	$16.34
Dividends to shareholders for the nine months ended September 30, 2019	27,557	0.90
Pre-dividend tangible equity	$577,605	$18.99

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

10.1	Employment Agreement, dated as of August 5, 2019, by and among James River Group Holdings, Ltd., James River Group, Inc., and J. Adam Abram*

10.2	Amended and Restated Employment Agreement, effective August 5, 2019, by and between James River Group Holdings, Ltd. and Robert P. Myron*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	November 7, 2019	By:	/s/ J. Adam Abram
J. Adam Abram
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)