Form 10-K
period 2019-12-31
James River Group Holdings, Ltd.
filed 2020-02-27
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2019, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $1,383,652,430.
The number of the Registrant’s common shares outstanding was 30,520,337 as of February 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain, or decision to terminate, such relationships;

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
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies. For the year ended December 31, 2019, approximately 73.2% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2019, we derived 97.9% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by consistently earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital opportunistically. Our group includes three operating segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2019, property insurance and reinsurance represented 2.1% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event is approximately $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 62.7% of our gross written premiums and 76.6% of our net written premiums for the year ended December 31, 2019. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2019, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $23,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier LLC and its affiliates (collectively, “Rasier”). All insurance policies related to this customer are included in the Company’s commercial auto line of business within its Excess and Surplus Lines segment, and a majority of the insurance policies were due to expire on February 29, 2020. This customer was responsible for 25.4% of our gross written premiums and 32.0% of our net written premiums for the year ended December 31, 2019.
The Specialty Admitted Insurance segment produced 26.4% of our gross written premiums and 6.5% of our net written premiums for the year ended December 31, 2019. The Specialty Admitted Insurance segment has two areas of focus. We write a select book of workers’ compensation coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select U.S. states. We also write fronting business which has become a significant element of our revenues and profits in this segment. Starting in 2017, we have de-emphasized the program business, as we believe fronting offers better risk adjusted return potential. In our fronting business, we retain a small percentage of the risk, generally 10% or less, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually MGAs and reinsurers) who assume the vast majority of the risk on each fronted policy. Generally, we retain no more than 10% of the risk related to fronted policies. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. In our program business, our historic net retention was more than 10%. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”).
The Casualty Reinsurance segment distributes through reinsurance brokers and produced 10.9% of our gross written premiums and 16.9% of our net written premiums for the year ended December 31, 2019. The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements, which allow the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, provide us with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 72.3% of the gross premiums written by our Casualty Reinsurance segment during 2019. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 79.0% of premiums written by our Casualty Reinsurance segment during 2019 were general liability accounts.
The Casualty Reinsurance segment writes business through two entities, JRG Reinsurance Company Ltd. ("JRG Re") and Carolina Re Ltd ("Carolina Re"). Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re. This business is ceded under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2019, 46.6% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
The Corporate and Other segment consists of the management and treasury activities of our holding companies and interest expense associated with our debt.
In 2019, our operating subsidiaries wrote $1,470.7 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2019	% of Total
	(in thousands)
Excess and Surplus Lines segment	$922,320	62.7%
Specialty Admitted Insurance segment	387,642	26.4%
Casualty Reinsurance segment	160,773	10.9%
	$1,470,735	100.0%
Gross Written Premiums by Market
Non-admitted markets	$1,077,219	73.2%
Admitted markets	393,516	26.8%
	$1,470,735	100.0%
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

In 2007, James River Group’s management team decided to enhance James River Group’s long-term profitability by combining the earnings power of James River Group with the efficiency of an affiliated Bermuda domiciled reinsurer. A group of investors acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re, and we began the process of building our present company.
In December 2014, we completed an initial public offering of our common shares (the “IPO”). Institutional investors sold all of the common shares in the IPO. Neither the Company nor any of its management or other shareholders sold shares in the IPO.
Our Competitive Strengths
We believe we have the following competitive strengths:
Proven and Strong Management Team Whose Financial Interests are Aligned with Shareholders.   The Company's Chief Executive Officer and Executive Chairman of the Company’s Board of Directors (the “Board”), J. Adam Abram, has a history of forming and managing profitable specialty insurance companies. He was a founder of the Company and our predecessor company. Our President and Chief Operating Officer, Robert P. Myron, who has served in various capacities with our group since 2010, has a history of working in a senior management capacity in the insurance and reinsurance industries in both the United States and Bermuda. Mr. Myron has significant experience working in operations, finance and underwriting of several different insurance and reinsurance companies over the course of his career. Our Chief Financial Officer, Sarah C. Doran, joined our group in January 2017. She has significant experience with capital markets and corporate development related to the insurance and financial services industry. Ms. Doran has a history of working in a senior capacity in finance and advisory both within the insurance and reinsurance industry and for various investment banks.
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
All members of our executive management and senior management own our common shares and have equity grants that we believe help align their interests with those of our long-term shareholders.
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
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We actively seek to avoid underwriting business or making investments that expose us to an unacceptably high risk of large losses. We believe we have minimal exposure to material property risks and did not have material losses from property risks during 2019.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our U.S. primary companies purchase reinsurance from unaffiliated reinsurers to reduce our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis in an effort to ensure we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks. When we write reinsurance, we seek to avoid catastrophic risks and contractually limit the amount of exposure we have on any one risk or occurrence. We prefer to structure our assumed reinsurance treaties as proportional or quota share reinsurance, which is generally less volatile than excess of loss or catastrophe reinsurance. We believe this structure aligns our interests with those of the ceding company.
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a diversified strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. Our non-traditional investments have generally not included a meaningful allocation to listed common equities. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 16.2% of our total invested assets at December 31, 2019, consisting of syndicated bank loans (13.1%) and other invested assets (3.1%) that include interests in limited liability companies that invest in renewable energy opportunities, limited partnerships that invest in debt or equity securities, notes receivable for renewable energy projects, and a private debt security. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2019 was “A”. At December 31, 2019, the average duration of our investment portfolio was 3.3 years.
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
Robust Technology and Data Capture.   We seek to ground our underwriting decisions in reliable historical data and technical evaluation of risks. Our underwriters utilize intuitive systems and differentiated technologies, many of which are proprietary. We have implemented processes to capture extensive data from our book of business, before, during and after the underwriting analysis and decision. We use the data we collect to inform and, we believe, improve our judgment about similar risks as we refine our underwriting criteria. We use the data we collect in regular formal review processes for each of our lines of business and significant reinsurance treaties.
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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is still more likely to produce consistent results over time and across markets. While we believe the insurance and reinsurance industry is generally overcapitalized at this time, we are successfully increasing rates in our Excess and Surplus Lines and Specialty Admitted Insurance segments. Pricing on our E&S renewal book has increases for twelve consecutive quarters. The E&S and Specialty Admitted segments combined represented 89.1% of our gross written premiums and 83.1% of our net written premiums for the twelve months ended December 31, 2019. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims from a particular policy year within the five subsequent years, and as of December 31, 2019, our reserves for claims incurred but not reported (“IBNR”) were 60.3% of our total net loss reserves.
Efficient Operating Platform.   We have what we believe to be a sector leading expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. For the year ended December 31, 2019, our expense ratio was 19.6%. Additionally, our Bermuda domicile and operations provide for capital flexibility and an efficient tax structure. At December 31, 2019, 46.6% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
Our Strategy
We believe our approach to our business will help us achieve our goal of generating compelling returns on tangible equity while limiting volatility in our financial results. This approach involves the following:
Generate Consistent Underwriting Profits.   We seek to make underwriting profits each and every year. We attempt to find ways to grow in markets we believe to be profitable, but are less concerned about growth than maintaining profitability in our underwriting activities (measured without regard to investment income). We are willing to reduce the premiums we write when we cannot achieve the pricing and contract terms we believe are necessary to meet our financial goals.
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. From December 31, 2007 through December 31, 2019, we have experienced $37.0 million of cumulative net favorable reserve development.
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
Focus on Specialty Insurance Markets and Fee Income.   By focusing on specialty markets in which our underwriters have particular expertise and in which we have fewer competitors than in standard markets, and greater flexibility to price and structure our products in accordance with our underwriting strategy. We believe underwriting profitability can best be achieved through restricting our risk taking on insurance and reinsurance to niches where, because of our expertise, we can distinguish ourselves in the underwriting and pricing process. We also believe that we can achieve attractive returns on capital through the growth of our fronting business, as we carefully manage credit and collateral to generate attractive fee income, while generally utilizing less capital than in our highly underwritten businesses.
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
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2019, our Excess and Surplus Lines segment gross written premiums increased by 40.5% over the same period in 2018. We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2019, our growth was primarily focused in our Commercial Auto, General Casualty, Excess Casualty, and Manufacturers & Contractors divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
When market conditions have been challenging, or when actual experience has not been as favorable as we anticipated, or when the size or risk profile of certain insureds or lines of business change, we have tried to act quickly to evaluate our situation and to make course corrections in order to protect our profits and preserve tangible equity. Our actions have included reducing our writings when margins tightened and exiting lines or classes of business when we believed the risk of continuing in a line outweighed the potential rewards from underwriting. We do not hesitate to increase loss estimates when we determine that it is appropriate. Our proactive approach is exemplified by the Company's decision in October 2019 to deliver a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to our largest customer, Rasier. The decision, coming after careful deliberation and a thorough review, was made due to a number of factors including changes in the risk, including most recently the enactment of California Assembly Bill 5 (AB5) and its anticipated impact on the Rasier business, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company's growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results.
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. We declared dividends to our shareholders of $36.8 million ($1.20 per share) during 2019, $36.3 million ($1.20 per share) in 2018 and $50.7 million ($1.70 per share including a $0.50 per share special dividend) in 2017. While we have declared a special dividend in the past, we continue to find what we believe are attractive opportunities to earn a compelling return on our capital in the businesses that we target and therefore did not declare a special dividend in 2018 or 2019. Our ratings from A.M. Best are very important to us, as are our relationships with our regulators, and maintaining them in good order is a principal consideration in our decisions regarding capital management.

Our Structure
The chart below displays our corporate structure as of December 31, 2019 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We report our U.S.-based E&S lines of business in our Excess and Surplus Lines segment. We underwrite non-admitted business through our subsidiaries, James River Insurance Company and James River Casualty Company, from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (62.7% of consolidated gross written premiums for the year ended December 31, 2019 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 17 years. James River Insurance has had a consistent record of underwriting profits since its second year of operation. We added James River Casualty in 2009 to give us the ability to write E&S risks in Ohio.
E&S lines insurance focuses on insureds that generally cannot purchase insurance from standard lines insurers typically due to perceived risk related to their businesses. Our Excess and Surplus Lines segment underwrites property-casualty insurance on an E&S lines basis in all states and the District of Columbia. Our Excess and Surplus Lines segment distributes its policies through a network of authorized independent wholesale brokers throughout the United States. In 2019, our Excess and Surplus Lines segment’s gross written premiums grew by 40.5% over 2018 through growth across most underwriting divisions including our commercial auto division (with a focus on transportation network companies). Gross written premiums for our core Excess and Surplus Lines business, which excludes our commercial auto division, grew by 54.5% over 2018. The Excess and Surplus Lines segment produced an average combined ratio of 89.0% from 2010 through 2019.
Companies that underwrite on an E&S lines basis operate under a different regulatory structure than standard market carriers. E&S lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. Also, E&S lines carriers are, for the most part, free of rate and form regulation. In contrast, standard market carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments. However, as E&S carriers, our insurance subsidiaries in the Excess and Surplus Lines segment are not backed by any state’s guarantee fund, and in most states these subsidiaries may only write coverage for an insured after they have been denied coverage by the standard market and signed declarations stating that the insured is aware that it will not have access to any state guarantee funds should these subsidiaries be unable to satisfy their obligations.
Our Excess and Surplus Lines segment writes policies for a wide range of businesses and does not write personal lines insurance. Applications for insurance are presented to us by authorized wholesale brokers who are typically engaged by retail agents after their clients have been rejected by standard markets.
In late 2017, the Excess and Surplus Lines segment started a binding contract unit (as part of our Small Business underwriting division) where limited authority for underwriting is delegated to a select, but growing, group of agents on a limited number of General Liability classes through a company designed online portal.

All claims for business written by the Excess and Surplus Lines segment are managed by its internal claims department although we use independent adjusters for inspection and payment of certain claims.
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2019	Percentage of Total 2019	2018	2017	2016	2015

Commercial Auto	$405,565	44.0%	$322,126	$247,960	$110,050	$73,770
Excess Casualty	118,954	12.9%	66,452	51,160	43,574	32,458
General Casualty	115,832	12.6%	54,127	38,097	36,858	30,972
Manufacturers and Contractors	105,096	11.4%	79,160	85,719	83,279	78,315
Energy	45,442	4.9%	33,942	29,704	29,709	30,623
Excess Property	31,606	3.4%	16,963	14,447	14,083	12,498
Allied Health	26,713	2.9%	30,450	19,181	14,413	13,513
Life Sciences	24,462	2.7%	16,636	12,981	11,132	8,917
Small Business	19,725	2.1%	14,808	11,307	9,104	6,916
Environmental	16,539	1.8%	10,499	7,920	5,321	4,437
Professional Liability	6,441	0.7%	5,916	6,326	8,361	10,046
Sports and Entertainment	4,212	0.4%	3,685	3,021	2,221	2,667
Medical Professionals	1,733	0.2%	1,774	2,297	2,739	3,585
Total	$922,320	100.0%	$656,538	$530,120	$370,844	$308,717
Commercial Auto underwrites primarily the hired and non-owned auto liability exposures for a variety of industry segments including package delivery services, food delivery services and livery service organizations, and has developed a particular niche for insuring organizations' operating networks connecting independent contractors with customers (transportation network companies and similar usage-based networks). One insured (Rasier) produced $374.2 million of gross written premiums, representing 40.6% of the Excess and Surplus Lines segment’s gross written premiums and 25.4% of our consolidated gross written premiums for the year ended December 31, 2019. In October 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to Rasier. Refer to page 8 under the heading “-Our Strategy-Respond Rapidly to Market Opportunities and Challenges” for more information regarding the termination of these policies. The head underwriter in this division has 32 years of experience. Limits assumed are retained by the Company, in some cases subject to self-insured retentions of the insureds.
Excess Casualty underwrites excess liability coverage for a variety of risk classes including manufacturers, contractors, distributors and transportation risks. Typically, we provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 36 years of industry experience.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including real estate, mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 32 years of experience. Typically, we write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 36 years of industry experience.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, utilities, and utility contractors. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on either a primary or excess basis. The underwriter leading this division has 39 years of experience in the business.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $2.3 million as of December 31, 2019. We retain up to the first $5.0 million in any one event or catastrophe. The underwriter leading our Excess Property division has 34 years of experience in the industry.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehabilitation, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter responsible for this unit has 26 years of experience in the business. Approximately 89% of the premiums written by our Allied Health division from inception through 2019 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. This division also writes a book of various types of business engaged in the medical and adult-use cannabis industry. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter at the head of this division has 36 years of experience in the industry.
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
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has 39 years of experience in the business. Typically, we write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on a primary or excess basis.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The individual who directs our professional liability division has 26 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
Sports and Entertainment underwrites primary liability coverage for sports and entertainment related risks, including special events, family entertainment centers, tourist attractions, health clubs and sport teams, leagues and complexes. Typical limits offered are up to $1.0 million per occurrence, and we retain the entire $1.0 million limit. The underwriter at the head of this division has 32 years of experience in the industry.
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims-made and reported basis. The underwriter leading this division has 26 years of experience.

The following table identifies the top ten producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2019 and the amount of gross written premium produced by such states for the years ended December 31, 2018, 2017, 2016 and 2015. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017		2016	2015
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$368,488	40.0%	$213,729	32.6%	$153,340	28.9%	$114,107	$125,343
New York	89,680	9.7%	54,417	8.3%	47,585	9.0%	39,407	24,314
Florida	67,700	7.3%	47,918	7.3%	55,502	10.5%	35,765	23,853
Texas	51,978	5.6%	31,604	4.8%	29,567	5.6%	26,708	24,491
Massachusetts	34,494	3.7%	19,758	3.0%	13,587	2.5%	8,496	4,835
Virginia	23,563	2.6%	15,532	2.4%	10,741	2.0%	6,534	4,088
Maryland	19,889	2.2%	13,461	2.1%	7,872	1.5%	4,195	2,842
Washington	16,573	1.8%	17,329	2.6%	13,697	2.6%	10,270	7,069
Pennsylvania	16,206	1.8%	8,582	1.3%	12,041	2.3%	8,666	7,135
Louisiana	16,001	1.7%	12,654	1.9%	8,508	1.6%	6,584	5,360
All other states	217,748	23.6%	221,554	33.7%	177,680	33.5%	110,112	79,387
Total	$922,320	100.0%	$656,538	100.0%	$530,120	100.0%	$370,844	$308,717
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products primarily through a select group of licensed E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2019, the segment had authorized 116 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive General Agents as well as a growing number of General Agents underwriting small-account commercial risks through our online Contract Binding portal.
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
Our Excess and Surplus Lines segment’s three largest brokers produced $686.4 million of gross written premiums for the year ended December 31, 2019, representing approximately 74.4% of the Excess and Surplus Lines segment’s gross written premiums for 2019. The three largest brokers produced $472.6 million (BB&T Insurance Services represented 32.1% of consolidated gross written premiums), $115.2 million, and $98.6 million of gross written premiums for the year ended December 31, 2019, respectively. One insured (Rasier, whose insurance policies were cancelled as of December 31, 2019) produced $374.2 million of gross written premiums (representing 25.4% of our consolidated gross written premiums) and $9.1 million of fee income for the year ended December 31, 2019.
In 2019 and 2018, our Excess and Surplus Lines segment paid an average commission to producers of 10.7% and 9.6%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 175 individuals directly employed in underwriting policies as of December 31, 2019. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every five new quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2019, we received approximately 273,000 submissions (new and renewal, excluding commercial auto policies), quoted over 56,000 policies and bound over 19,000 policies.
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
Our Excess and Surplus Lines segment’s claims department consists of over 300 claims professionals as of December 31, 2019 with significant claims experience in the property-casualty industry.
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
Approximately 95% of all claims received are closed within five years in the Excess and Surplus Lines segment.

The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2010	54.9%
2011	48.5%
2012	52.6%
2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
The 2019, 2018 and 2017 calendar year loss ratios for the Excess and Surplus Lines segment were impacted by adverse reserve development of $57.4 million, $20.7 million, and $38.7 million, respectively, in the commercial auto line of business. The adverse development was primarily related to the 2016 and 2017 contract years with Rasier.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National Insurance Company (an Ohio domiciled company, licensed in 48 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance Company (a North Carolina domiciled company) and Falls Lake Fire and Casualty Company (a California domiciled company). The Specialty Admitted Insurance segment produced 26.4% of consolidated gross written premiums for the year ended December 31, 2019.
Our plan is to continue to use our broad licensure and significant management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:

•
Individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in 14 states produced 16.4% of 2019 gross written premiums in this segment, (14.8% in 2018, 13.9% in 2017, 21.7% in 2016, and 39.5% in 2015); and

•
Fronting and program business written through selected MGAs, insurance carriers, and other producers which represented 83.6% of 2019 gross written premiums in this segment, (85.2% in 2018, 86.1% in 2017, 78.3% in 2016, and 60.5% in 2015).

Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort in select Southeastern and Eastern U.S. states. For the year ended December 31, 2019, approximately 39% of our retail produced workers’ compensation direct written premiums were in North Carolina, 17% were in Georgia, 15% were in Virginia, and 9% were in South Carolina. Building trades represented approximately 30% of the direct premiums in force in our retail produced workers’ compensation book in 2019. Other significant industry groups include healthcare employees (15%), goods and services (15%), specialty transportation (15%), manufacturing (12%), and agriculture (7%). We view our retail produced workers’ compensation business as a core competency and seek to make consistent underwriting profits from it. We recognize the cyclical nature of this line and are prepared to contract the business rapidly when rates decline, or the regulatory or economic environment makes it difficult to contain costs.
Fronting & Program Business
In our fronting business we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). We generally retain up to 10% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in their desired segment of property-casualty, workers' compensation or automobile business. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We specifically grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate as determined by our personnel.

We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Due to our broad licensure and product filings, we are positioned to support this business on a broad basis throughout the United States. Because of the limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital, and we continued to expand this business in 2019. Two fronting agencies produced $146.5 million (Atlas General Insurance Services) and $53.2 million of gross written premiums in 2019, representing 10.0% and 3.6% of consolidated gross written premiums and 37.8% and 13.7% of the Specialty Admitted Insurance segment's gross written premiums, respectively. Our fronting business saw growth related to five new fronting relationships added in 2018 and 2019 that generated $120.1 million of gross written premium in the year ended December 31, 2019 compared to $34.7 million for the year ended December 31, 2018.
Our objective over time is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and enhance returns on tangible equity. Additionally, we expect that this fee income, which was $15.8 million in 2019, $14.8 million in 2018, and $11.3 million in 2017, will be increasingly material in future periods and provide us with a steady revenue stream.
In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our strict underwriting and pricing guidelines. We enter into these arrangements selectively with agents who have significant experience and market presence in specialty classes of property-casualty and automobile risks. Underwriting, claims and financial performance is subject to regular review by our staff. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. We specifically grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used.
We focus our coverage on casualty risks in our fronting business, although some property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or sometimes both. For initial claims oversight and administration, we generally outsource frequency layer claims management to third-party administrators for the first $50,000 of a claim, and then provide supervisory control above this amount.
Under the terms of these program agreements, we pay fixed commissions with a profit contingency. Our fronting business is distributed primarily through MGAs and program managers.
Excluding our Atlas program, we have ten active fronting arrangements as of December 31, 2019. During 2019, these arrangements represented 45.2% of the segment’s gross written premium.
Casualty Reinsurance Segment
We report our business of writing reinsurance for third party insurance companies in our Casualty Reinsurance segment (representing 10.9% of consolidated gross written premiums for the year ended December 31, 2019). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer treaty reinsurance to third parties and, through December 31, 2017, also to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to, business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal reinsurance arrangements.
Our Casualty Reinsurance segment underwrote $160.8 million in gross written premiums for the year ended December 31, 2019, 96.3% of which consisted of E&S risks. Of those third-party premiums written by JRG Re, 79.0% is classified by the company as general liability and 15.2% as non-medical professional liability, with the balance primarily related to excess casualty and commercial auto coverages. We typically structure our reinsurance treaties as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 72.3% of the third-party gross written premiums during 2019 and treaties written as “proportional” arrangements represented 96.9%. We purchase very little retrocessional coverage in this segment. Almost all of the segment’s premiums are for casualty lines of business. The Casualty Reinsurance segment writes virtually no reinsurance designed to respond specifically to natural catastrophes.
The Casualty Reinsurance segment’s four largest brokers generated $53.7 million, $45.1 million, $42.4 million, and $16.7 million of gross written premiums, respectively, representing 98.3% of the segment’s gross written premiums in the year ended December 31, 2019. The Casualty Reinsurance segment’s three largest relationships with unaffiliated ceding companies generated $149.7 million of gross written premiums ($96.4 million, $30.7 million, and $22.6 million, respectively) representing 10.2% of consolidated gross written premiums and 93.1% of the Casualty Reinsurance segment's gross written premiums for the year ended December 31, 2019.

Underwriting profits and investment income earned by JRG Re are exempt from U.S. taxation. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re. At December 31, 2019, JRG Re invested assets made up 46.6% of our total invested assets.
Corporate and Other Segment
Our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and other holding company employees are part of the Corporate and Other segment. This is where we set and direct strategy for the group as a whole as well as high level objectives for each of the three operating segments. We make all capital management, capital allocation, treasury functions, information technology and group wide risk management decisions in this segment. Our decisions at this level also include reinsurance purchasing.
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments and, less frequently purchase retrocessional coverage for our Casualty Reinsurance segment. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders and ceding companies, irrespective of any reinsurance or retrocession coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer or retrocessionaire, as applicable. There is credit exposure with respect to losses ceded to the extent that any reinsurer or retrocessionaire is unable or unwilling to meet the obligations ceded by us under reinsurance or retrocessional treaties. The ability to collect on reinsurance or retrocessional reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. We currently have no material, ongoing disputes with any reinsurer or retrocessionaire, and we are not aware of any credit quality issues with any of our reinsurers or retrocessionaires at December 31, 2019.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $31.6 million direct written premiums in 2019). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $2.3 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a relatively small amount of assumed business with property exposure.
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
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, there are five divisions where we only write $1.0 million per occurrence limits (Commercial Auto, Manufacturers and Contractors, General Casualty, Small Business and Sports and Entertainment), and therefore, we do not purchase any specific reinsurance for these policies. In the other divisions, where we issue policies with larger limits, we purchase reinsurance in excess of $1.0 million per occurrence. Effective March 1, 2019, our largest Commercial Auto ride share account was subject to an auto liability quota share reinsurance contract that contains a $10.0 million occurrence cap and an annual aggregate of 200% of subject premium.
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
For 2019, our top ten reinsurers represented 74.9% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A+” (Superior), are collateralized with letters of credit or by a trust agreement, or represent recoverables from a state residual market for automobile insurance. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2019:

Reinsurer	Reinsurance Recoverable as of December 31, 2019	A.M. Best Rating December 31, 2019
	(in thousands)
Swiss Reinsurance America Corporation	$191,402	A+
Berkley Insurance Company	59,562	A+
Aioi Nissay Dowa Insurance Company	57,982	A+
Safety National Casualty	50,290	A+
Munich Reinsurance America	28,437	A+
Endurance Assurance Corporation	25,849	A+
North Carolina Reinsurance Facility	24,148	Unrated(2)
Hannover Ruckversicherungs AG	22,145	A+
American European Insurance Company	20,847	B(1)
Cincinnati Insurance Company	19,530	A+
Top 10 Total	500,192
Other	167,853
Total	$668,045

(1)	This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.

(2)	The North Carolina Reinsurance Facility is a residual market mechanism for automobile insurance in North Carolina.
Amounts Recoverable from an Indemnifying Party
The Company previously issued a set of insurance contracts to Rasier under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier.
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2019, the Company held collateral funds of $1,199.2 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.

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
We maintain reserves for specific claims incurred and reported, reserves for claims incurred but not reported (“IBNR”) and reserves for uncollectible reinsurance when appropriate. Our ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical techniques and adjust our estimates as experience develops or new information becomes known. Such adjustments (referred to as reserve development) are included in current operations. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.
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
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers and chief actuaries of each of our three insurance segments assist in the evaluation of reserves in their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.

The following table reflects our favorable (adverse) reserve development by segment during the calendar years 2019 to 2010 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Casualty Reinsurance		Grand Total
Calendar Year
2019	$(51,173)	(1)	$5,252	$(23,087)	(9)	$(69,008)
2018	(15,012)	(2)	5,560	(8,220)		(17,672)
2017	(20,023)	(3)	2,721	(4,170)		(21,472)
2016	24,079	(4)	3,822	(4,185)		23,716
2015	25,424	(5)	3,531	(12,637)		16,318
2014	27,283	(6)	5,854	(5,719)		27,418
2013	40,734	(7)	1,410	(4,692)		37,452
2012	20,122	(8)	(4,898)	(16,617)	(10)	(1,393)
2011	21,034		1,712	(2,835)		19,911
2010	10,922		(381)	(857)		9,684
Cumulative Development	$83,390		$24,583	$(83,019)		$24,954

(1)
Includes $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 contract years with Rasier, partially offset by $6.2 million of favorable development from other divisions.

(2)
Includes $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $5.7 million of favorable development from other divisions.

(3)
Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.

(4)	Includes $10.0 million of favorable development from the 2015 accident year, $10.7 million from the 2014 accident year and $4.5 million from the 2013 accident year.

(5)	Includes $17.3 million and $10.5 million of favorable development from the 2014 and 2013 accident year, respectively.

(6)	Includes $7.9 million of favorable development from the 2011 accident year, $4.2 million from the 2007 accident year and $5.0 million from the 2009 accident year.

(7)
Includes $11.8 million of favorable development from the 2009 accident year, $7.3 million of favorable development from the 2007 accident year and $5.8 million of favorable development from the 2008 accident year.

(8)
Includes $8.0 million of favorable development from the 2009 accident year, $4.3 million of favorable development from the 2008 accident year and $4.1 million of favorable development from the 2007 accident year.

(9)	Includes adverse development primarily related to accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.

(10)	Includes $9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year and $7.6 million of adverse development on other assumed business.
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
A significant portion of reported claims from prior policy years were closed at December 31, 2019. The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.

Percentage of Claims Closed at December 31, 2019
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2004	99.9%	—	99.8%	—
2005	99.8%	—	100.0%	—
2006	99.4%	—	100.0%	—
2007	99.5%	—	100.0%	—
2008	99.3%	—	99.8%	—
2009	98.6%	—	99.9%	—
2010	98.8%	—	99.9%	—
2011	98.8%	—	99.8%	—
2012	96.6%	—	99.9%	—
2013	95.9%	99.7%	100.0%	98.8%
2014	92.8%	99.6%	100.0%	98.3%
2015	89.9%	99.7%	99.3%	96.2%
2016	85.9%	98.9%	98.1%	92.3%
2017	81.6%	97.3%	95.1%	86.0%
2018	83.4%	94.6%	70.7%	77.9%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2019. The percentage that IBNR represents of total gross reserves at December 31, 2019 is 63.1%.

	Gross Reserves at December 31, 2019
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$796,066	$1,245,581	63.9%
Specialty Admitted Insurance	319,783	511,027	62.6%
Casualty Reinsurance	175,783	288,898	60.8%
Total	$1,291,632	$2,045,506	63.1%
The table below sets forth our IBNR, total net reserves and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2019. The percentage that IBNR represents of total net reserves at December 31, 2019 is 60.3%.

	Net Reserves at December 31, 2019
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$604,980	$1,001,866	60.4%
Specialty Admitted Insurance	52,778	91,918	57.4%
Casualty Reinsurance	173,223	283,677	61.1%
Total	$830,981	$1,377,461	60.3%
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
The majority of our investment portfolio is invested in what we refer to as our Core Portfolio of investment grade fixed income securities. This portfolio provides predictable income with low risk of principal loss. We seek to augment the return on the Core Portfolio by investing in bank loans, higher yielding securities and private investments. We designed these strategies to improve our investment return and we are focused on opportunistic investing in areas where we believe our management, directors or employees have expertise or appropriate understanding of the risk and return of the investment.
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We generally focus on securities that provide some current income.
As a result of affiliated and third party reinsurance contracts, we have a significant asset base at JRG Reinsurance Company Ltd, which is domiciled in Bermuda and is not subject to U.S. corporate taxation. At December 31, 2019, 46.6% of our invested assets were held at JRG Re.
Our premium growth has allowed us to build our asset base. Cash and invested assets, excluding restricted cash equivalents, now represents 3.9 times our tangible equity.
A summary of our investment portfolio at December 31, 2019 is as follows:

	December 31, 2019
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Core	$1,552,646	$1,554,332	$1,554,332	2.79%	76.9%
Bank Loans	284,015	273,689	282,129	6.78%	13.9%
Incremental Yield	113,675	126,459	126,459	6.50%	6.2%
Private Investments			61,210	NA	3.0%
Total			2,024,130		100.0%
Less cash and cash equivalents in Core and Bank Loans			(30,770)
Total Invested Assets			$1,993,360
We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2019, the average duration of our investment portfolio was 3.3 years.
Core Portfolio
The Core Portfolio consists of cash and investment grade fixed income securities. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2019 and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at amortized cost less any loan loss allowance. We have over ten years of experience in investing in this asset class through a third-party manager.
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and exchange traded funds. The average credit quality of the fixed income securities in this portfolio as of December 31, 2019 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase common equity securities and exchange traded funds. However, these purchases are generally used as an effective means to get access to a high yielding asset class. As of December 31, 2019, only $14.7 million of the Incremental Yield Portfolio is invested in common equities and exchange traded funds.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2019, we held 11 private investments with a total carrying value of $61.2 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 3.0% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:

	2017	2018	2019	Trailing 3 years Ended 2019
Core	3.09%	0.73%	6.80%	3.51%
Bank Loans	6.56%	3.82%	3.56%	4.64%
Incremental	10.86%	0.42%	14.34%	8.38%
Total	4.49%	1.32%	6.87%	4.20%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated bond or fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments held at December 31, 2019 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (13.1%), interests in limited liability companies that invest in renewable energy opportunities (1.6%), limited partnerships that invest in debt or equity securities (0.8%), notes receivable for renewable energy projects (0.4%), and a private debt security (0.2%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $1,993.4 million as of December 31, 2019. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2019 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of 3.3 years at December 31, 2019. This compares to an average duration at December 31, 2018 of 3.4 years. Based on the current duration of 3.3 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio of approximately $65.1 million.
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
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by stable rates as well as increases in policy count and exposures. However, the growth in the Excess and Surplus Lines segment in 2020 will be impacted by the termination of our insurance contracts with Rasier effective December 31, 2019. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2017 through 2019.

	2019		2018		2017
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$922,320	40.5%	$656,538	23.8%	$530,120	42.9%
Specialty Admitted Insurance	387,642	3.6%	374,346	18.3%	316,430	73.7%
Casualty Reinsurance	160,773	18.3%	135,889	(42.3)%	235,355	27.7%
Total	$1,470,735	26.1%	$1,166,773	7.8%	$1,081,905	46.7%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2019, there will likely be periods in the future where our growth moderates, stagnates or turns negative.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's weighted average combined ratio for 2010 through 2019 is 89.0%.
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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $324.0 million of gross written premiums for fronting and program business for 2019 ($30.2 million on a net basis), and we expect our fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include ACE Westchester Specialty Group, AmRisc Insurance Company (Truist), Apollo Syndicate, Alleghany Corporation, Arrowhead General Insurance Agency, Inc., Ategrity Specialty Insurance Company, Axis Insurance Company (Axis Capital Holdings Limited), Beazley Group (Lloyd’s), Brit Insurance (Lloyd’s), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Fairfax Financial Holdings, Ltd., Hiscox Insurance Company (Lloyd’s), Houston Casualty Company (a subsidiary of Tokio Marine HCC), Kinsale Capital Group, Lexington Insurance Company (American International Group, Inc.), Markel Corporation, Navigators Insurance Company (Hartford), OneBeacon (Intact Financial Corporation), QBE Insurance Group Ltd., RLI Corp., E&S/Specialty (Nationwide Mutual Group), Starr Insurance Company (C.V. Starr & Company), Swiss Re Ltd, United Specialty Insurance Company, W.R. Berkley, and other large national and multi-national insurance carriers.

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
Casualty Reinsurance
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well-established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships. Competitors in this segment include AXA XL, Axis Re, Hamilton Re, MS Amlin, Odyssey Re, Sompo International Re, Transatlantic Re, and various Lloyd's syndicates.
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
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are seven classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (large commercial underwriters). Carolina Re is licensed as a Class 3A insurer and JRG Re is licensed as a Class 3B insurer and each is regulated as such under the Insurance Act.
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
A Class 3A insurer and a Class 3B insurer are each required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return in respect of its total general insurance business technical provisions (i.e. the aggregate of its net premium provisions, net loss and loss expense provisions and risk margin, as each is reported in the insurer’s statutory economic balance sheet). The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.
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
Public Disclosures
All commercial insurers and insurance groups are required under the Insurance Act to prepare and file with the BMA, and also publish on their web site, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules on application by the insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
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
Non-insurance Business
No Class 3A insurer or Class 3B insurer may engage in non-insurance business unless that non-insurance business is ancillary to its insurance business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.
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
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, a Class 3A insurer and a Class 3B insurer are each required to disclose the makeup of its capital in accordance with a “3-tiered eligible capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
Each of James River Group Holdings, Ltd., Carolina Re and JRG Re is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for a term not exceeding 50 years or, with the consent of the Minister of Finance granted in his discretion by way of lease or tenancy for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of B.D.$50,000 without the consent of the Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities, or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda or under license granted by the Minister of Finance. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda. Each of Carolina Re and JRG Re is a licensed insurer in Bermuda, and so it may carry on activities from Bermuda that are related to and in support of its insurance business.
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
Economic Substance
In December 2018, the Economic Substance Act 2018 (together with regulations promulgated thereunder, the "ESA") came into effect in Bermuda. Under the ESA, each entity resident in Bermuda that carries on a "relevant activity" is required to comply with the economic substance requirements under the ESA, unless resident for tax purposes in a jurisdiction outside Bermuda that is not on the EU list of non-cooperative jurisdictions for tax purposes. Relevant activities include, inter alia, insurance and holding entity activities, as each is defined in the ESA.
Compliance requires that the entity is managed and directed in Bermuda, core income generating activities (which in relation to insurance includes predicting and calculating risk, insuring or re-insuring against risk, providing client services and preparing regulatory reports) are undertaken in Bermuda with respect to the relevant activity, the entity maintains adequate physical presence in Bermuda, there are adequate full time employees in Bermuda with suitable qualifications and there is adequate operating expenditure incurred in Bermuda in relation to the relevant activity. Entities in scope will also need to file an annual declaration form in respect of its relevant activity or activities.
In relation to carrying on the relevant activity of insurance, compliance with the ESA also requires compliance with requirements in the Companies Act relating to corporate governance and the requirements of the Insurance Act and other instruments (including the code of conduct) made thereunder. The "Economic Substance Requirements for Bermuda Guidance Notes: General Principles" issued on December 24, 2019 provide that entities licensed under the Insurance Act are generally considered to operate in Bermuda with adequate substance, and the Registrar will have regard to such entity's compliance with the Insurance Act and the Companies Act in his assessment of compliance with economic substance requirements. However, insurers are still required to complete and file a declaration form, and the Registrar will also have regard to the information provided in the declaration form in making his assessment of compliance with economic substance requirements.
Holding entities are subject to minimum economic substance requirements comprising (in the case of an exempted company), compliance with the corporate governance requirements set forth in the Companies Act and the filing of a declaration form. The ESA also requires such a holding entity to have adequate people for holding and managing equity participations and have adequate premises in Bermuda.
Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
Bermuda Work Permit Considerations
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate government work permit.
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper in addition to the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Employers must complete a Recruitment Disclosure Form, within the Standard Work Permit Application Form, and provide a summary of all applicants, including their qualifications. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are other documents that are required prior to the Department of Immigration making its decision.
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or other chief officer post, the Minister of National Security allows an automatic waiver from the requirement to advertise the job and on occasion may waive the requirement to advertise for other senior executive positions.
If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of National Security to do this, but it must inform the Department of Immigration and pay the necessary fee after the change has occurred.
If an employer wishes to promote an employee currently on a work permit from his current job to another within the same business, the permission of the Minister of National Security must first be obtained. The employer will need to provide evidence of internal recruitment efforts and consideration of internal Bermudian/spouse of Bermudian candidates.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance and Falls Lake National Insurance Company (“Falls Lake National”), the limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty Company, this limitation is the greater of statutory net income excluding realized capital gains of the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. Moreover, as a condition to obtaining its license in California, Falls Lake Fire and Casualty Company provided a commitment to the California Department of Insurance that it would not pay any shareholder dividends for a five-year period commencing January 1, 2016. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2019, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $266.7 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, New York, Ohio and South Carolina. We continue to monitor whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Federal Regulation
The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council (“FSOC”) designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states. Additionally, the Dodd-Frank Act streamlined E&S placements, the payment of E&S taxes, the regulation of credit for reinsurance, and simplified the process for insurers to become an eligible E&S insurer in the United States. In addition, legislation has been introduced from time to time that, if enacted, could result in the U.S. federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.
On December 20, 2019, the Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007, and the Terrorism Risk Insurance Program Reauthorization Act of 2015 (collectively, the “Terrorism Acts”), were extended through December 31, 2027. Under the Terrorism Acts, commercial property and casualty insurers, in exchange for making terrorism insurance available, may be entitled to be reimbursed by the federal government for a portion of their aggregate losses. As required by the Terrorism Acts, we offer policyholders in specific lines of commercial insurance the option to elect terrorism coverage.
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
Geographic Information
For each of the years ended December 31, 2019, 2018 and 2017, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees
As of December 31, 2019, we had 800 employees located in the United States and Bermuda. All of our employees are full time. Our employees are not subject to any collective bargaining agreement and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees.
Intellectual Property
We hold U.S. federal service mark registration of our corporate logo and several other company trademark registrations with the U.S. Patent and Trademark Office. Such registrations protect our intellectual property from confusingly similar use. We monitor our trademarks and service marks and protect them from unauthorized use.

We use licensed and proprietary systems and technologies in our underwriting. The licenses have terms that expire at various times. We believe that we can utilize other available systems and technologies in the event that the licenses are not renewed upon their expiration.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in 2019, we experienced $69.0 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2016 and 2017 accident years for the commercial auto business in our Excess and Surplus Lines segment.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:

•
When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2019.

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
If any of our insurance or reinsurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which could affect our ability to attract business, our cost of capital and our ability to retain or hire qualified personnel.
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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in California, New York, Florida, Texas, and Massachusetts, (ii) the individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Georgia, Virginia and South Carolina, and (iii) the fronting and program business of the Specialty Admitted Insurance segment in California, Michigan, North Carolina, New York, Pennsylvania, Georgia and New Jersey. Any

economic downturn in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of “A” (Excellent), which is the third highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National, Stonewood Insurance and JRG Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:

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
We distribute our products through a select group of brokers and agents. In 2019:

•
the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $686.4 million in gross written premiums, or 74.4% of that segment’s gross written premiums for the year;

•
the Specialty Admitted Insurance segment conducted business with two agencies that produced $199.6 million in gross written premiums, representing 51.5% of that segment’s gross written premiums for the year; and

•	the Casualty Reinsurance segment conducted business with four brokers that generated $158.0 million of gross written premiums, or 98.3% of that segment’s gross written premiums for the year.
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
We rely on a select group of customers for a significant portion of our business, and the loss or termination of our relationship with any of these customers, or a material reduction in business with any of these customers, could materially adversely affect our rate of growth, results of operations and financial condition.
Our two largest customers accounted for approximately $374.2 million (Rasier) and $146.5 million (Atlas General Insurance Services) of our gross written premium in 2019, representing 25.4% and 10.0% of our gross written premiums in 2019, respectively. No other insured generated 10.0% or more of consolidated gross written premiums for 2019.
On October 8, 2019, we delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to Rasier. The termination of our business with Rasier, or the loss of any other significant customers, or a significant reduction in the amount of business that we conduct with any of our significant customers, could have a material adverse effect on our results of operations.
We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with an insured group of companies.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2019, reinsurance recoverables on unpaid losses from our three largest reinsurers was $308.9 million in the aggregate and represented 46.3% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2019 was $74.0 million in the aggregate, or 41.3% of the total balance of prepaid reinsurance premiums. At December 31, 2019, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
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
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims, either as a result of a decline in the value of the collateral, an increase in the obligations being collateralized, or a failure of management to monitor the adequacy of the collateral held. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Business — Business Segments—Specialty Admitted Insurance Segment—Fronting & Program Business.”
We are exposed to credit risk relating to a set of insurance contracts previously issued to Rasier, under which the Company pays losses and loss adjustment expenses on the contracts. Rasier is contractually obligated to reimburse us for the losses and loss adjustment expenses paid on their behalf pursuant to indemnification agreements with it. This reimbursement obligation is supported by collateral posted for our benefit in a trust account from time to time and may be held in the trust account or withdrawn and held on our balance sheet. If Rasier fails to reimburse us, and the collateral posted for our benefit to support their reimbursement obligations is insufficient, our financial condition and results of operations could be materially adversely affected. See also "Business — Purchase of Reinsurance — Amounts Recoverable from an Indemnifying Party."
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn from the trust account the collateral posted and are holding the funds on our balance sheet as restricted cash equivalents pending application in accordance with the trust agreement and the indemnification agreements. In addition, while the funds withdrawn from the trust account are held by us on our balance sheet as restricted cash equivalents, we are including the interest earned on the funds in our investment income on our consolidated statement of income. The cash equivalent collateral had a balance of approximately $1,199.2 million as of December 31, 2019.
Rasier has notified us that it believes the withdrawal of the collateral was improper. We believe that all of our actions have been consistent with the terms of our agreements. However, in the event it were to be ultimately adjudicated that our withdrawal was not proper, or that we are not entitled to retain interest on the collateral, or both, we could be required to return the collateral to the trust account (where it would continue to be held as collateral for our benefit), or we could no longer be able to retain, and could be obligated to return, the investment income on the funds, or we could be required to both return the collateral and return investment income.
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

A large-scale pandemic, the continued threat or occurrence of terrorism, within the United States and abroad, or military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of our assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, profitability, competitiveness, marketability of product offerings, liquidity and operating results.
Changing climate conditions may increase the frequency and severity of catastrophic events and thereby adversely affect our financial condition and results.
Over the past several years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a growing scientific consensus that global warming and other climate changes are increasing the frequency and severity of catastrophic weather and other events, such as hurricanes, fires, tornadoes, windstorms, floods and other natural disasters. Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Business—Regulation—U.S. Insurance Regulation—Federal Regulation,” the Terrorism Acts require commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2027 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities and short-term investments, which, in turn, may materially adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
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
We hold investments in actively-traded syndicated bank loans (13.1% of the carrying value of our invested assets as of December 31, 2019). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2019, the fair value of our investments in actively traded syndicated bank loans was $252.4 million.
As of December 31, 2019, we held equity investments of $31.2 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an entity for which a current director and a recent former director serve as officers. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $30.0 million at December 31, 2019. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through application of our investment policy, which establishes investment parameters that include (but are not limited to) maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within guidelines established by the NAIC, BMA and various state insurance departments, as applicable.
A portion of the invested assets on our balance sheet constitutes collateral withdrawn from a trust account established by Rasier in support of its reimbursement obligations under an indemnification arrangement we have with them. Rasier has notified us that it believes the withdrawal of the collateral was improper. We believe that all of our actions have been consistent with the terms of our agreements. However, in the event it were to be ultimately adjudicated that our withdrawal was not proper, or that we are not entitled to retain interest on the collateral, or both, we could be required to return the collateral to the trust account (where it would continue to be held as collateral for our benefit), or we could no longer be able to retain, and could be obligated to return, the investment income on the funds, or we could be required to both return the collateral and return investment income. See also "We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with an insured group of companies" risk factor herein.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. To date, the following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, New York, Ohio and South Carolina. It is not yet known whether, and to what extent, other state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, we may be subject to the California Consumer Privacy Act of 2018 (the "CCPA") which went into force on January 1, 2020, but may be enforced by the California Attorney General on, or around, July 1, 2020. The CCPA requires that companies subject to its jurisdictional reach provide specific disclosures regarding privacy practices and give Californians the ability to ask for access to or the deletion of their information. It also limits the ability of a company to sell data about California residents. Regulations implementing the CCPA are expected in 2020, and other states may pass similar legislation. The CCPA may impose compliance costs, and ambiguities surrounding the CCPA increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. See also “Business—Regulation—U.S. Insurance Regulation—State Regulation.”
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful.
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work-around. Any of these scenarios could have a material effect on our business and results of operations.
We rely on multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from criminal or terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, data breaches, or ransomware attacks. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be materially adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
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
We may not be able to manage our growth or other changes effectively.
We intend to continue to grow our business and may also face changes from market, legal or regulatory developments. Such growth and changes could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand and maintain our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth and other changes effectively could have a material adverse effect on our business, financial condition and results of operations.
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
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See also “Business—Competition.”
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
Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal (including in connection with the early termination of insurance policies), our premiums written in future years and our future operations could be materially adversely affected.
On October 8, 2019, we delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to Rasier. The termination of our business with Rasier could have a material adverse effect on our results of operations. Rasier produced $374.2 million of gross written premiums, representing 40.6% of the Excess and Surplus Lines segment’s gross written premiums and 25.4% of our consolidated gross written premiums for the year ended December 31, 2019.
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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian or a holder of a permanent resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained or are not renewed for our key employees (other than our President and Chief Operating Officer, who holds Bermudian and United States citizenship and therefore is not required to have a work permit in Bermuda or in any other jurisdiction in which we operate), we would lose their services, which could materially affect our business.

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
    The Tax Act, enacted on December 22, 2017, introduced significant changes to the Code. The Tax Act contained many provisions that impact us and our shareholders, including provisions that impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules, and make it more difficult for a foreign insurance company to avoid being treated as a passive foreign investment company (“PFIC”).
There is continued uncertainty regarding how these and other provisions of the Tax Act will be interpreted, although guidance is proposed and final forms have been released with respect to certain provisions of the Tax Act, including certain BEAT and PFIC provisions, that may impact the Company. The ultimate impact of the Tax Act may differ from the Company’s description below due to changes in interpretations, as well as additional regulatory guidance that may be issued. Changes to, clarifications of, or guidance under the Tax Act could add significant expense and have a material adverse effect on our results of operations. Given the complexity of the Tax Act you are strongly encouraged to consult your own tax advisor regarding its potential impact on the U.S. federal income tax consequences to you considering your particular circumstances.
Base Erosion and Anti-Abuse Tax. The Tax Act’s BEAT provision imposes a minimum tax on “applicable taxpayers,” which are generally corporations that are part of a group with at least $500 million of applicable annual gross receipts and that make certain payments to related foreign persons, including payments that are deductible for U.S. tax purposes, payments to purchase depreciable or amortizable property, and reinsurance payments. BEAT subjects the “modified taxable income” of an applicable taxpayer to tax at a rate of 10% in 2019-2025, and 12.5% in 2026 and thereafter. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain "base erosion payments" to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits).
On December 2, 2019, the U.S. Internal Revenue Service (the “IRS”) and U.S. Department of the Treasury released final regulations and additional proposed regulations regarding BEAT. The final regulations provide guidance related to the mechanics of determining, among other things, the classification as an “applicable taxpayer,” a taxpayer’s “base erosion payments,” and a taxpayer’s “modified taxable income,” as well as the application of those concepts in context of certain arrangements between domestic reinsurance companies and foreign related insurance companies. The proposed regulations address certain other outstanding BEAT issues, including guidance applicable to certain reinsurance arrangements. The final regulations are effective for our taxable years ending on or after December 17, 2018. The proposed regulations are not effective until adopted in final form, although taxpayers can rely on them for taxable years beginning after December 31, 2017. We have analyzed the final and proposed regulations and do not currently expect them to have a material impact on the Company.
In response to the Tax Act, we made changes to our structure in 2018 to minimize the impact of BEAT that included the formation of Carolina Re, a Bermuda-domiciled, wholly owned subsidiary of James River Group, Inc. Carolina Re is a Class

3A reinsurer that made an election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code, effective January 1, 2018. In addition, as of January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re. Carolina Re also entered into a stop loss reinsurance agreement with JRG Re. As a result of these changes, we will not be subject to BEAT if we have sufficient regular U.S. income tax liability compared to the BEAT liability. The applicability of BEAT depends on a number of factors and we may be subject to BEAT in future periods as a result of changes in interpretations, as well as additional regulatory guidance that may be issued.
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
The PFIC rules include provisions intended to provide an exception for qualifying insurance corporations (“QIC”) engaged in the active conduct of an insurance business. Generally, a QIC is a company (i) that would be subject to tax under special provisions related to insurance companies if the company was a U.S. entity, and (ii) the applicable insurance liabilities of which constitute more than 25% of its total assets as reported on the company’s applicable financial statement. The IRS and U.S. Department of the Treasury recently released proposed regulations, which are not effective until adopted in final form, that provide, among other things, that whether a company is engaged in the “active conduct” of an insurance business is a facts and circumstances test, but that the “active conduct” requirement is met if, and only if, the insurance company’s “active conduct percentage” is at least 50%. In general, a company’s “active conduct percentage” is determined by dividing the company’s aggregate expenses for certain insurance-related services of its officers and employees (and the officers and employees of certain affiliates) by the company’s aggregate expenses for such insurance-related services (including those paid to unaffiliated persons). The precise scope of expenses that should be taken into account in calculating the active conduct percentage is unclear. The IRS has requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations.
We believe that we are not and have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. Our belief that we are not and have not been a PFIC is based, in part, on the fact that we believe that we are a QIC engaged in the active conduct of an insurance business. While not free from doubt, if the proposed regulations were finalized in their proposed form, we believe we would continue to qualify for the exception from PFIC status. However, the scope of this exception is not entirely clear, especially in its application to holding companies indirectly engaged in an insurance business, and there are no administrative pronouncements, judicial decisions or current final regulations that provide guidance as to the application of the PFIC rules to insurance companies. Additionally, new regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. As a result, we cannot assure you that we, or one of our subsidiaries, will not be deemed a PFIC by the IRS. If we, or one of our subsidiaries, were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
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
Dispositions of Our Shares.   If a U.S. shareholder is treated as disposing of shares in a CFC of which it is a U.S. 10% Shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which U.S. persons collectively own 25% or more of the voting power or value of the company’s shares, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the U.S. shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements.
The Company, JRG Re and James River Group Holdings UK Limited may be subject to U.S. federal income taxation.
The Company and JRG Re are each incorporated under the laws of Bermuda and James River UK is incorporated under the laws of England and Wales. Carolina Re is incorporated under the laws of Bermuda, but is taxed as a U.S. domestic corporation as a result of an election under Section 953(d) of the Code. In general, a corporation organized under the laws of a foreign country or U.S. possession is subject to U.S. federal income tax on its net income only if it is considered as engaged in a U.S. trade or business. We believe that the activities of each of the Company’s non-U.S. holding companies and JRG Re, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and as such, will not be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The IRS could assert that our non-U.S. holding companies or JRG Re (or both) are engaged in a trade or business in the United States or, under the applicable income tax treaty, are engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S. federal income taxation. If our non-U.S. holding companies or JRG Re were deemed to be engaged in a trade or business in the United States (or, under the applicable income tax treaty, were deemed to be so engaged through a permanent establishment), our non-U.S. holding companies or JRG Re, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a U.S. 10% Shareholder or we earn related person insurance income and we satisfy the RPII Test. We cannot assure you that U.S. persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income due to their ownership of our shares.
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
The United States has entered into intergovernmental agreements between the United States and Bermuda and between the United States and the United Kingdom (the “IGAs”), which potentially modify the FATCA withholding regime described above with respect to us and our common shares. There can be no certainty as to whether the Company, Carolina Re or JRG Re will be treated as a FFI under FATCA. We strongly urge you to consult your own tax advisor regarding the potential impact of FATCA, the IGAs and any non-U.S. legislation implementing FATCA.
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
If reinsurance premiums paid by our U.S. subsidiaries to our non-U.S. subsidiaries do not reflect arm’s-length terms, the IRS could seek to recharacterize the payments in a way that is unfavorable to us.
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. We have in place intercompany loans from our U.S. subsidiaries to our parent company and have intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions are appropriate and reflect arm’s-length terms and are consistent with all applicable rules and regulations. However, if the U.S. Department of the Treasury or the IRS reviews our intercompany agreements and successfully asserts, under Sections 482 or 845 of the Code, that the terms do not reflect arm’s-length transactions, we may owe additional tax.
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
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price for our common shares could fluctuate significantly for various reasons, including, without limitation:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or earnings estimates, or those of other companies in our industry;

•	failure to meet external expectations or management guidance;

•	market reaction to adverse loss reserve development;

•	the loss of one or more individually large clients, and its impact on our growth rate, profitability and financial condition;

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
Our bye-laws provide that members of our board of directors (other than those who are our officers, managers or employees) and their affiliates do not have any duty to (i) communicate or present to the Company any investment or business opportunity or prospective transaction or arrangement in which the Company may have any interest or expectancy or (ii) refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Bryan Martin, a Class I director of the Company, is an officer of D. E. Shaw & Co., L.P. and its affiliates (collectively, “D. E. Shaw”). D. E. Shaw is a global investment and technology development firm, which among other things, is in the business of making investments in companies. Our bye-laws will not restrict our non-employee directors, or their affiliates, including D. E. Shaw, from acquiring and holding interests in businesses that compete directly or indirectly with us. For example, D. E. Shaw is currently engaged in the reinsurance business. Our non-employee directors and their affiliates, including D. E. Shaw, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if we are unable to pursue attractive corporate opportunities because they are allocated by our non-employee directors to themselves or their affiliates instead of being presented to us.
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
Carolina Re and JRG Re, which are domiciled in Bermuda, are registered as a Class 3A and Class 3B, respectively, insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that Carolina Re and JRG Re are required to maintain a combined minimum statutory solvency margin of approximately $161.4 million as of December 31, 2019. See “Business—Regulation—Bermuda Insurance Regulation—Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3A and a Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3A or Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, Carolina Re, as a Class 3A insurer, and JRG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Business— Regulation—Bermuda Insurance Regulation—Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions, may prevent us from paying our expenses or paying dividends to our shareholders.
We cannot assure you that we will declare or pay dividends on our common shares in the future.
We have paid dividends to our shareholders in each quarter since the first quarter of 2015, which was the first full quarter after completion of our IPO. The declaration, payment and amount of future dividends is subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See also “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities - Dividends.” We cannot assure you that we will continue to pay dividends in the future, or that the amount of any such dividend will not decline from prior dividends we have paid.
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

•
under Bermuda law, for so long as JRG Re and Carolina Re are registered under the Insurance Act, the BMA may object to a person holding more than 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder (See “— There are regulatory limitations on the ownership and transfer of our common shares.” risk factor herein).

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
The Insurance Act requires that where the shares of the registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and a person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 3A or Class 3B insurer whose shares or the shares of its parent company (if any) are traded on a recognized stock exchange must serve on the BMA a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal. This requirement will apply to us as long as our shares are listed on the NASDAQ Stock Market or another stock exchange recognized by the BMA. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce its shareholding in us and may direct, among other things, that the voting rights attaching to its shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
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
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 25, 2020, there were approximately 8 holders of record of our common shares.
Dividends
We paid dividends of  $0.30 per share in each quarter of 2019, 2018 and 2017. We also paid a special dividend of  $0.50 per share in the fourth quarter of 2017.
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
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and a selected peer group of six companies that includes Amerisafe Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, RLI Corp and W. R. Berkley Corp. The companies in the peer group are weighted by market capitalization. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2014 through December 31, 2019. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12 /14
12/15
12/16
12/17
12/18
12/19

Copyright© 2020 Russell Investment Group. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
James River Group Holdings, Ltd.	100.00	155.85	205.00	205.96	194.10	224.92
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	121.97	136.11	157.61	159.04	198.35
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
The following tables present selected historical financial information of James River Group Holdings, Ltd. derived from our consolidated balance sheets as of December 31, 2019, 2018, 2017, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the five years in the period ended December 31, 2019, which have been audited by Ernst & Young LLP.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except for per share data)
Operating Results:
Gross written premiums(1)	$1,470,735	$1,166,773	$1,081,905	$737,398	$572,194
Ceded written premiums(2)	(574,585)	(404,101)	(315,279)	(179,690)	(101,162)
Net written premiums	$896,150	$762,672	$766,626	$557,708	$471,032
Net earned premiums	$823,746	$815,398	$741,109	$515,663	$461,205
Net investment income	75,652	61,256	61,119	52,638	44,835
Net realized investment (losses) gains	(2,919)	(5,479)	(1,989)	7,565	(4,547)
Other income	10,646	14,424	17,386	10,361	3,428
Total revenues	907,125	885,599	817,625	586,227	504,921
Losses and loss adjustment expenses	672,102	600,276	555,377	325,421	279,016
Other operating expenses	170,908	201,035	196,993	170,828	157,803
Other expenses	1,055	1,300	539	1,590	730
Interest expense	10,596	11,553	8,974	8,448	6,999
Amortization of intangible assets	597	597	597	597	597
Total expenses	855,258	814,761	762,480	506,884	445,145
Income before income tax expense	51,867	70,838	55,145	79,343	59,776
Income tax expense	13,528	7,008	11,579	4,872	6,279
Net income	$38,339	$63,830	$43,566	$74,471	$53,497
Adjusted net operating income(4)	$42,934	$70,596	$47,385	$71,318	$61,090
Per share data:
Basic earnings per share	$1.27	$2.14	$1.48	$2.56	$1.87
Diluted earnings per share	$1.25	$2.11	$1.44	$2.49	$1.82
Dividends declared per share	$1.20	$1.20	$1.70	$2.25	$1.64
Weighted-average shares outstanding - diluted	30,673,924	30,307,101	30,273,149	29,894,378	29,334,918

	At or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except for per share amounts and ratios)
Balance Sheet Data:
Cash and invested assets(11)	$2,200,272	$1,850,303	$1,611,149	$1,442,114	$1,350,697
Reinsurance recoverables	701,266	485,715	313,816	185,614	143,086
Goodwill and intangible assets	218,771	219,368	220,165	220,762	221,359
Total assets	5,024,405	3,136,776	2,756,695	2,346,533	2,055,497
Reserve for losses and loss adjustment expenses	2,045,506	1,661,459	1,292,349	943,865	785,322
Unearned premiums	524,377	386,473	418,114	390,563	301,104
Senior debt	158,300	118,300	98,300	88,300	88,300
Junior subordinated debt	104,055	104,055	104,055	104,055	104,055
Total liabilities	4,245,824	2,427,535	2,061,996	1,653,312	1,374,459
Total shareholders’ equity	778,581	709,241	694,699	693,221	681,038
GAAP Underwriting Ratios:
Loss ratio(5)	81.6%	73.6%	74.9%	63.1%	60.5%
Expense ratio(6)	19.6%	23.0%	24.3%	31.2%	33.5%
Combined ratio(7)	101.2%	96.6%	99.2%	94.3%	94.0%
Other Data:
Tangible equity(8)	$559,810	$489,873	$474,534	$472,459	$459,679
Tangible equity per common share outstanding	$18.40	$16.34	$15.98	$16.15	$15.88
Debt to total capitalization ratio(9)	25.2%	23.9%	22.6%	21.7%	22.0%
Regulatory capital and surplus(10)	$769,363	$681,161	$628,877	$605,298	$601,436
Net written premiums to shareholders' equity(3)	1.2x	1.1x	1.1x	0.8x	0.7x

(1)	The amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for acquisition costs, reinsurance costs or other deductions.

(2)	The amount of written premiums ceded to (reinsured by) other insurers.

(3)	We believe this measure is useful in evaluating our operating leverage. It may not be comparable to the definition of net written premiums to shareholders' equity for other companies.

(4)
Adjusted net operating income is a non-GAAP measure. We define adjusted net operating income as net income excluding net realized and unrealized gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, severance costs associated with terminated employees, impairment charges on goodwill and intangible assets, gains on extinguishment of debt, expenses on a leased building we were previously deemed to own for accounting purposes, and professional services and other expenses associated with securities offerings and the payment of special dividends. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Measures” for a reconciliation of adjusted net operating income to net income in accordance with GAAP.

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

(9)
The ratio, expressed as a percentage, of total indebtedness for borrowed money to the sum of total indebtedness for borrowed money and shareholders’ equity. It does not include an adjustment for rating agency equity credit features in our outstanding junior subordinated debt.

(10)
For our U.S. insurance subsidiaries, the excess of assets over liabilities as determined in accordance with statutory accounting principles as determined by the NAIC. For our Bermuda reinsurers, shareholders’ equity in accordance with U.S. generally accepted accounting principles (“GAAP”).

(11)	Excludes restricted cash equivalents.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
For the year ended December 31, 2019, approximately 73.2% of our group-wide gross written premiums originated from the U.S. E&S lines market including business assumed by our Casualty Reinsurance segment. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2019, we derived 97.9% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2019, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $23,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 62.7% of our gross written premiums and 76.6% of our net written premiums for the year ended December 31, 2019.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for building trades, healthcare employees, light manufacturing and other light-to-medium hazard risks in select U.S. states and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 26.4% of our gross written premiums and 6.5% of our net written premiums for the year ended December 31, 2019.
The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements, which allow the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 72.3% of the gross premiums written by our Casualty Reinsurance segment during 2019. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 79.0% of premiums written by our Casualty Reinsurance segment during 2019 were general liability accounts. The Casualty Reinsurance segment distributes through reinsurance brokers. The Casualty Reinsurance segment produced 10.9% of our gross written premiums and 16.9% of our net written premiums for the year ended December 31, 2019.
The Casualty Reinsurance segment writes business through two entities, JRG Re and Carolina Re. Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re, a Bermuda-domiciled, wholly-owned subsidiary of James River Group, Inc. Carolina Re is a Class 3A reinsurer that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re. Business in the Casualty Reinsurance segment is ceded under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2019, 46.6% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analysis. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business we write and the limited operating experience of the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in our Excess and Surplus lines segment. In applying this judgment, we frequently establish reserves that differ from our internal actuaries’ estimate. We seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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

The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2019 was $2,045.5 million. Of this amount, 63.1% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2019
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$449,515	$796,066	$1,245,581	63.9%
Specialty Admitted Insurance	191,244	319,783	511,027	62.6%
Casualty Reinsurance	113,115	175,783	288,898	60.8%
Total	$753,874	$1,291,632	$2,045,506	63.1%
The Company’s net reserve for losses and loss adjustment expenses at December 31, 2019 was $1,377.5 million. Of this amount, 60.3% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2019
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$396,886	$604,980	$1,001,866	60.4%
Specialty Admitted Insurance	39,140	52,778	91,918	57.4%
Casualty Reinsurance	110,454	173,223	283,677	61.1%
Total	$546,480	$830,981	$1,377,461	60.3%
Our Reserve Committee consists of our Chief Actuary, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers, and chief actuaries of each of our three operating segments assist in the evaluations of their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each chief actuary and uses its best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto underwriting division in the Excess and Surplus Lines segment.
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
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2019. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.

Sensitivity	5th Pct.	Carried	50th Pct.	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,279,765	$1,377,461	$1,386,934	$1,581,394
Changes in reserves	(97,696)	—	9,473	203,933
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $203.9 million, reduce after-tax net income by $172.0 million, reduce shareholders’ equity by $172.0 million and reduce shareholders’ tangible equity by $172.0 million, in each case at or for the period ended December 31, 2019.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $97.7 million, increase after-tax net income by $82.0 million, increase shareholders’ equity by $82.0 million, and increase tangible equity by $82.0 million, in each case at or for the year ended December 31, 2019. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee often selects an amount that is different from the actuarial recommendation due to the inherent variation associated with our reserve estimates and the possibility that there are unforeseen or incorrectly valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2019, 60.4% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2019 would equate to a $41.5 million change in the reserve for losses and loss adjustment expenses at such date, a $36.4 million change in after-tax net income, a 4.7% change in shareholders’ equity and a 6.5% change in tangible equity, in each case at or for the year ended December 31, 2019.
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
$69.0 million of adverse development was experienced in 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This adverse reserve development included $51.2 million of adverse development in the Excess and Surplus Lines segment, including $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 accident years with Rasier. Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, including most recently the enactment of California Assembly Bill 5 (AB5) and its anticipated impact on the Rasier business, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company's growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019. The adverse development for commercial auto was partially offset by $6.2 million of favorable development in other Excess and Surplus Lines underwriting divisions. Favorable reserve development in the Specialty Admitted Insurance segment was $5.3 million as losses on our workers’ compensation business written prior to 2018 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $23.1 million of adverse development on prior accident years primarily in accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.
$17.7 million of adverse development was experienced in 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This adverse reserve development included $15.0 million of adverse development in the Excess and Surplus Lines segment, including $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier. The adverse development for commercial auto was partially offset by $5.7 million of favorable development in other Excess and Surplus Lines underwriting divisions primarily from favorable development in the Excess Property underwriting division related to the 2017 hurricanes. Favorable reserve development in the Specialty Admitted Insurance segment was $5.6 million and primarily came from accident years 2014 through 2016, as loss emergence on our workers’ compensation business written prior to 2017 continued to develop more favorably than we had anticipated. In addition, $8.2 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming primarily from accident years at least four years old and in treaties the Company has since non-renewed.
$21.5 million of adverse development was experienced in 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This adverse reserve development included $20.0 million of adverse development in the Excess and Surplus Lines segment, including $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier. The adverse development for commercial auto was partially offset by favorable development of $18.6 million in other Excess and Surplus Lines underwriting divisions primarily from the 2014 through 2016 accident years. This favorable development occurred because our actuarial studies at December 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business excluding commercial auto continued to be below our initial expected ultimate loss ratios. The Company also experienced $2.7 million of favorable development on prior accident years in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2015, as losses on our workers’ compensation business written prior to 2016 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $4.2 million of adverse development on prior accident years primarily from two contracts from 2010 through 2013 that had higher than expected reported losses in 2017.
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
During 2019, three fixed maturity securities from one issuer were determined to be impaired because we intended to sell the securities at a loss. The Company recorded impairment losses on these securities of $271,000. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019, 2018, and 2017 experienced an other-than-

temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
At December 31, 2019, the aggregate allowance for credit losses was $7.2 million on seven impaired loans with a total carrying value of $6.9 million and unpaid principal of $14.3 million. Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of December 31, 2018.
At December 31, 2017, the Company held a participation in a loan issued by a company that produces and supplies power to Puerto Rico. Management concluded that the loan was impaired and established a credit allowance on the loan of $759,000 at December 31, 2017. At December 31, 2017, the loan had a carrying value of zero and unpaid principal of $807,000. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
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
The fair values of cash and cash equivalents, restricted cash equivalents, and short-term investments approximate their carrying values due to their short-term maturity.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2019 or 2018.
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
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2019, 2018, and 2017, these adjustments were immaterial.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP requires the recognition of credit losses when it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that is reflected in net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company will adopt the ASU on January 1, 2020 using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the date of adoption.
In connection with the adoption of this ASU, the Company will elect the fair value option in accounting for bank loan participations effective January 1, 2020. We will also use the targeted transition relief offered by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to elect the fair value option to account for bank loan participations already held at the January 1, 2020 date of adoption. Under the fair value option, bank loan participations will be measured at fair value, and changes in unrealized gains and losses in bank loan participations will be reported in our income statement as net realized and unrealized gains (losses) on investments. At adoption on January 1, 2020, the Company expects to reduce the carrying value of its bank loan portfolio to fair value through an $8.4 million adjustment with a $7.8 million (net of tax) cumulative effect adjustment to reduce retained earnings.
Upon adoption of this ASU, the Company will establish an allowance for uncollectible reinsurance balances through a cumulative effect adjustment to retained earnings. Because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, the effect of adoption is not expected to be material to our financial position.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table summarizes our results for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Gross written premiums	$1,470,735	$1,166,773	26.1%
Net retention(1)	60.9%	65.4%
Net written premiums	$896,150	$762,672	17.5%
Net earned premiums	$823,746	$815,398	1.0%
Losses and loss adjustment expenses	(672,102)	(600,276)	12.0%
Other operating expenses	(161,399)	(187,116)	(13.7)%
Underwriting (loss) profit (2), (3)	(9,755)	28,006	—%
Net investment income	75,652	61,256	23.5%
Net realized and unrealized investment losses	(2,919)	(5,479)	(46.7)%
Other income and expense	82	(795)	—%
Interest expense	(10,596)	(11,553)	(8.3)%
Amortization of intangible assets	(597)	(597)	—%
Income before taxes	51,867	70,838	(26.8)%
Income tax expense	13,528	7,008	93.0%
Net income	$38,339	$63,830	(39.9)%
Adjusted net operating income (4)	$42,934	$70,596	(39.2)%
Ratios:
Loss ratio	81.6%	73.6%
Expense ratio	19.6%	23.0%
Combined ratio	101.2%	96.6%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting (loss) profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)	Underwriting (loss) profit includes gross fee income of $24.9 million and $28.7 million for the years ended December 31, 2019 and 2018, respectively.

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
We had an underwriting loss of $9.8 million for the year ended December 31, 2019. This compares to an underwriting profit of $28.0 million for the prior year. On a consolidated basis, the Company recognized $69.0 million and $17.7 million of net adverse reserve development for the years ended December 31, 2019 and 2018, respectively, including $51.2 million and $15.0 million, respectively, of net adverse reserve development from the Excess and Surplus Lines segment. This adverse reserve development included $57.4 million and $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 accident years with Rasier. Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, including most recently the enactment of California Assembly Bill 5 (AB5) and its anticipated impact on the Rasier business, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company’s growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019.

The results for the years ended December 31, 2019 and 2018 included certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment losses of $2.9 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively. See “- Investing Results" for more information on these realized and unrealized investment losses.

•
Interest expense of $1.6 million for the year ended December 31, 2018 relating to finance expenses in connection with a minority interest in a real estate partnership pursuant to which we were previously deemed an owner for accounting purposes. Effective with the Company's adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company is no longer deemed the owner for accounting purposes and there is no comparable expense for the year ended December 31, 2019.

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
Our income before taxes and net income for the years ended December 31, 2019 and 2018 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$51,867	$38,339	$70,838	$63,830
Net realized and unrealized losses on investments	2,919	3,761	5,479	4,374
Other expenses	1,055	834	1,100	941
Impairment of intangible assets	—	—	200	200
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	1,584	1,251
Adjusted net operating income	$55,841	$42,934	$79,201	$70,596
Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2019 was 101.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2019, the combined ratio included $69.0 million, or 8.4 percentage points, of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $5.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $23.1 million of net adverse reserve development from the Casualty Reinsurance segment.
Our combined ratio for the year ended December 31, 2018 was 96.6%. It included $17.7 million, or 2.2 percentage points, of net adverse reserve development on prior accident years, including $15.0 million of net adverse reserve development from the Excess and Surplus Lines segment (including $4.9 million, or 0.9 percentage points, of favorable reserve development on the 2017 catastrophe losses from Hurricanes Harvey, Irma, and Maria), $5.6 million of net favorable development from the Specialty Admitted Insurance segment, and $8.2 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio was 19.6% and 23.0% for the years ended December 31, 2019 and 2018, respectively. The improvement was primarily due to a 12.6% increase in the net earned premiums of the Excess and Surplus Lines segment including in lines of business which carry relatively low expenses or that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 75.9% of consolidated net earned premiums for the year ended December 31, 2019 (68.1% for the year ended December 31, 2018). Gross fee income for the Company declined from $28.7 million for the year ended December 31, 2018 to $24.9 million for the year ended December 31, 2019. In the Casualty Reinsurance segment, our expense ratio declined from 34.1% for the year ended December 31, 2018 to 29.2% for the year ended December 31, 2019. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. In 2019, net adverse reserve development on treaties with such features reduced our commissions by $7.1 million or 5.0 percentage points.
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
The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$922,320	$656,538	40.5%
Specialty Admitted Insurance	387,642	374,346	3.6%
Casualty Reinsurance	160,773	135,889	18.3%
	$1,470,735	$1,166,773	26.1%
Net written premiums:
Excess and Surplus Lines	$685,814	$571,098	20.1%
Specialty Admitted Insurance	58,637	55,840	5.0%
Casualty Reinsurance	151,699	135,734	11.8%
	$896,150	$762,672	17.5%
Net earned premiums:
Excess and Surplus Lines	$625,528	$555,684	12.6%
Specialty Admitted Insurance	54,338	55,146	(1.5)%
Casualty Reinsurance	143,880	204,568	(29.7)%
	$823,746	$815,398	1.0%
Gross written premiums for the Excess and Surplus Lines segment (which represents 62.7% of our consolidated gross written premiums in 2019) increased 40.5% over the prior year. Excluding commercial auto policies, gross written premiums for the Excess and Surplus Lines segment increased 54.5% over the prior year. Policy submissions excluding the commercial auto divisions were 23.2% higher and 26.2% more policies were bound in 2019 than in 2018. Renewal rates for the Excess and

Surplus Lines segment excluding commercial auto were up 4.5% compared to 2018. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2019	2018	% Change

Commercial Auto	$405,565	$322,126	25.9%
Excess Casualty	118,954	66,452	79.0%
General Casualty	115,832	54,127	114.0%
Manufacturers & Contractors	105,096	79,160	32.8%
Energy	45,442	33,942	33.9%
Excess Property	31,606	16,963	86.3%
Allied Health	26,713	30,450	(12.3)%
Life Sciences	24,462	16,636	47.0%
Small Business	19,725	14,808	33.2%
Environmental	16,539	10,499	57.5%
All other divisions	12,386	11,375	8.9%
Excess and Surplus Lines gross written premium	$922,320	$656,538	40.5%
The Commercial Auto division is focused on underwriting the hired and non-owned auto liability exposures for a variety of industry segments with a particular niche for insuring organizations that operate networks connecting independent contractors with customers. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier. All insurance policies related to this customer are included in the Company’s commercial auto line of business within its Excess and Surplus Lines segment, and a majority of the insurance policies were due to expire on February 29, 2020.
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 26.4% of our 2019 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Individual risk workers’ compensation premium	$63,607	$55,248	15.1%
Fronting and program premium	324,035	319,098	1.5%
Specialty Admitted gross written premium	$387,642	$374,346	3.6%
Individual risk workers’ compensation premium growth was driven by exposure growth from higher payrolls of our insureds in a strong economy and increased submission flow.
Our fronting business saw growth related to five new fronting relationships added in 2018 and 2019 that generated $120.1 million of gross written premium in the year ended December 31, 2019 compared to $34.7 million for the year ended December 31, 2018. Our largest fronted relationship, Atlas General Insurance Services, experienced a decline in production in 2019 producing $146.5 million of gross written premium for the year ended December 31, 2019 (down from $201.7 million for the year ended December 31, 2018) and representing 37.8% of the segment's gross written premium for the year ended December 31, 2019 down from 53.9% for the year ended December 31, 2018. Gross written premiums for terminated programs were $2.2 million in the year ended December 31, 2019 compared to $28.8 million for the year ended December 31, 2018.
Gross written premiums for the Casualty Reinsurance segment (which represents 10.9% of our consolidated gross written premiums in 2019) increased 18.3% from the prior year. The increase in gross written premium in this segment was due to new business written, higher subject business and signed lines on treaties renewed, and increases in written premiums for prior year treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.

Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2019	2018
Excess and Surplus Lines	74.4%	87.0%
Specialty Admitted Insurance	15.1%	14.9%
Casualty Reinsurance	94.4%	99.9%
Total	60.9%	65.4%
The net premium retention for the Excess and Surplus Lines segment decreased for the year ended December 31, 2019 as compared to the prior year due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions, and due to the segment ceding $87.4 million of commercial auto written premium in the year ended December 31, 2019 compared to $3.8 million in the prior year.
The net premium retention for the Specialty Admitted Insurance segment was relatively stable from 2018 to 2019. The fronting business generally has much lower net premium retention than our workers’ compensation business. The net retention on the segment’s fronting business was 9.3% and 9.6% in the years ended December 31, 2019 and 2018, respectively, while the net retention on the workers’ compensation business was 44.7% and 45.9%, respectively.
The net premium retention for the Casualty Reinsurance segment decreased for the year ended December 31, 2019 as compared to the prior year due to a new retrocessional treaty/fronting arrangement entered into during 2019 under which 100% of the premiums are ceded.
Underwriting Results
The following table compares our combined ratios by segment:

	Year Ended December 31,
	2019	2018
Excess and Surplus Lines	96.9%	92.3%
Specialty Admitted Insurance	89.1%	87.4%
Casualty Reinsurance	105.0%	97.5%
Total	101.2%	96.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Gross written premiums	$922,320	$656,538	40.5%
Net written premiums	$685,814	$571,098	20.1%
Net earned premiums	$625,528	$555,684	12.6%
Losses and loss adjustment expenses	(528,133)	(437,904)	20.6%
Underwriting expenses	(78,238)	(74,946)	4.4%
Underwriting profit(1), (2)	$19,157	$42,834	(55.3)%
Ratios:
Loss ratio	84.4%	78.8%
Expense ratio	12.5%	13.5%
Combined ratio	96.9%	92.3%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $9.1 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively.
The loss ratio of 84.4% for the year ended December 31, 2019 includes $51.2 million, or 8.2 percentage points, of net adverse development in our loss estimates for prior accident years. The loss ratio of 78.8% for the year ended December 31, 2018 includes $15.0 million, or 2.7 percentage points, of net adverse development in our loss estimates for prior accident years. The net adverse reserve development in this segment in 2019 and 2018 included $57.4 million and $20.7 million, respectively, of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 accident years with Rasier. Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, including most recently the enactment of California Assembly Bill 5 (AB5) and its anticipated impact on the Rasier business, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company’s growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019.
The expense ratio for this segment decreased from 13.5% in 2018 to 12.5% for 2019 as the growth in net earned premium exceeded the growth in underwriting expenses. Gross fee income contributed to a reduction in the expense ratio of 1.5 and 2.5 percentage points for the years ended December 31, 2019 and 2018, respectively.
Our commercial auto business generally has a lower expense ratio and higher loss ratio than the other underwriting divisions in the segment. Commercial auto made up 51.9% of the segment’s net earned premiums for 2019 compared to 56.7% for 2018.
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 55.3%, from $42.8 million for the year ended December 31, 2018 to $19.2 million for the year ended December 31, 2019.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Gross written premiums	$387,642	$374,346	3.6%
Net written premiums	$58,637	$55,840	5.0%
Net earned premiums	$54,338	$55,146	(1.5)%
Losses and loss adjustment expenses	(34,860)	(32,623)	6.9%
Underwriting expenses	(13,565)	(15,551)	(12.8)%
Underwriting profit(1), (2)	$5,913	$6,972	(15.2)%
Ratios:
Loss ratio	64.2%	59.2%
Expense ratio	24.9%	28.2%
Combined ratio	89.1%	87.4%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting profit includes fee income of $15.8 million and $14.8 million for the years ended December 31, 2019 and 2018, respectively.
The loss ratio for the year ended December 31, 2019 of 64.2% included $5.3 million, or 9.7 percentage points, of net favorable development on prior accident years. The loss ratio for the year ended December 31, 2018 of 59.2% included $5.6 million, or 10.1 percentage points, of net favorable development on prior accident years. The favorable development in both 2019 and 2018 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 24.9% for the year ended December 31, 2019 compared to the prior year ratio of 28.2%. The expense ratio declined in 2019 for this segment due to gross fee income primarily from the fronting business which increased 7.2% for the year ended December 31, 2019 compared to the prior year and to growth in ceding commissions received on the 50% third-party quota share reinsurance coverage purchased on individual risk workers' compensation business effective October 1, 2017.
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment decreased 15.2%, from $7.0 million for the year ended December 31, 2018 to $5.9 million for the year ended December 31, 2019.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2019	2018	% Change
	($ in thousands)
Gross written premiums	$160,773	$135,889	18.3%
Net written premiums	$151,699	$135,734	11.8%
Net earned premiums	$143,880	$204,568	(29.7)%
Losses and loss adjustment expenses	(109,109)	(129,749)	(15.9)%
Underwriting expenses	(41,932)	(69,716)	(39.9)%
Underwriting (loss) profit(1)	$(7,161)	$5,103	—
Ratios:
Loss ratio	75.8%	63.4%
Expense ratio	29.2%	34.1%
Combined ratio	105.0%	97.5%

(1)	Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 75.8% for the year ended December 31, 2019 includes $23.1 million, or 16.0 percentage points, of net adverse development in our loss estimates for prior accident years. The 2019 net adverse development was primarily in accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business. The loss ratio of 63.4% for the year ended December 31, 2018 includes $8.2 million, or 4.0 percentage points, of net adverse development in our loss estimates for prior accident years. The 2018 net adverse reserve development was primarily related to losses from risk profiles and treaty structures that we no longer underwrite.
The expense ratio of the Casualty Reinsurance segment declined from 34.1% for the year ended December 31, 2018 to 29.2% for the year ended December 31, 2019. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. In 2019, net adverse reserve development on treaties with such features reduced our commissions by $7.1 million or 5.0 percentage points.
As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting loss of $7.2 million for the year ended December 31, 2019 compared to an underwriting profit of $5.1 million for the year ended December 31, 2018.
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
For the years ended December 31, 2019 and 2018, the total operating expenses of the Corporate and Other segment were $27.7 million and $26.9 million, representing a 2.8% increase over the prior year. The increases were driven by compensation costs, including stock compensation expenses, associated with increases in headcount.
Investing Results
Net investment income was $75.7 million for the year ended December 31, 2019 compared to $61.3 million in the prior year. The change in our net investment income is as follows:

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Renewable energy LLCs	$2,181	$2,974	(26.7)%
Other private investments	4,073	2,191	85.9%
Other invested assets	6,254	5,165	21.1%
All other net investment income	69,398	56,091	23.7%
Total net investment income	$75,652	$61,256	23.5%
The Company's private investments generated income of $6.3 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. Excluding private investments, our net investment income increased by 23.7% over the prior year. The higher net investment income in 2019 as compared to 2018 was primarily from fixed maturities, bank loans, and cash, cash equivalents and short-term investments driven by the asset growth in our portfolio.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Fixed maturity securities	$39,875	$34,129
Bank loan participations	19,772	18,279
Equity securities	5,262	5,240
Other invested assets	6,254	5,165
Cash, cash equivalents, restricted cash equivalents, and short-term investments	9,210	2,677
Gross investment income	80,373	65,490
Investment expense	(4,721)	(4,234)
Net investment income	$75,652	$61,256
The following table summarizes our investment returns:

	Year Ended December 31,
	2019	2018
Annualized gross investment yield on:
Average cash and invested assets	3.8%	3.8%
Average fixed maturity securities	3.6%	3.7%
Of our total cash and invested assets of $2,200.3 million at December 31, 2019 (excluding restricted cash equivalents), $206.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,433.6 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $260.9 million of bank loan participations, $80.7 million of equity securities, $156.9 million of short-term investments, and $61.2 million of other invested assets.
The $260.9 million of bank loan participations in our investment portfolio are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in this credit allowance are included in realized gains or losses. These bank loan participations are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2019 and 2018, the fair value of these securities was $252.4 million and $250.7 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs generated investment income of $2.2 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively. The LLCs are managed by an entity for which one of our directors and one of our recent former directors serve as officers, and the Company’s Executive Chairman and Chief Executive Officer has invested in certain of these LLCs. These investments had a carrying value of $31.2 million at December 31, 2019. Investments in loans for renewable energy projects had investment income $1.3 million in each of the years ended December 31, 2019 and 2018. One of our directors and one of our recent former directors are officers of the entities that issued the loans. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, and equity tranches of collateralized loan obligations (CLOs). Income from these partnerships was $2.4 million in 2019 compared to $566,000 in 2018. Together, these limited partnerships had a carrying value of $16.7 million at December 31, 2019. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company. Interest income from the notes was $343,000 in each of the years ended December 31, 2019 and 2018. The Company’s Executive Chairman and Chief Executive Officer was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company.
For the year ended December 31, 2019, the Company recognized net realized and unrealized investment losses of $2.9 million, including $8.9 million of net realized investment losses from an increase in our bank loan credit allowance, $1.1 million of net realized investment losses on the sale of bank loan securities, $6.3 million of gains for the change in the fair value of equity securities, and $1.4 million of net realized investment gains on the sale of fixed maturity securities.
For the year ended December 31, 2018, the Company recognized net realized and unrealized investment losses of $5.5 million, including $6.0 million of losses for the change in fair value of equity securities, $554,000 of net realized investment losses on the sale of fixed maturity securities, $858,000 of net realized investment losses from an increase in our bank loan credit allowance, and net realized investment gains of $2.0 million on the sale of bank loan securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
During 2019, three fixed maturity securities from one issuer were determined to be impaired because we intended to sell the securities at a loss. The Company recorded impairment losses on these securities of $271,000. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 or 2018 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired at December 31, 2019. At December 31, 2019, the impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer who is experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of December 31, 2018.
At December 31, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico. Management concluded that an allowance for credit losses should be established on the loan at December 31, 2017 to reduce its carrying value to zero. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
At December 31, 2019, our available-for-sale fixed maturity securities had net unrealized gains of $35.1 million representing 2.5% of the amortized cost of the portfolio. Additionally, at December 31, 2019, 99.6% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our investment portfolio was 3.3 years at December 31, 2019.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2019			December 31, 2018
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$159,894	$167,101	11.7%	$147,160	$149,295	12.6%
Residential mortgage-backed	261,524	264,146	18.4%	208,869	204,109	17.2%
Corporate	611,304	632,221	44.1%	534,024	524,768	44.3%
Commercial mortgage and asset-backed	249,309	252,457	17.6%	199,528	197,025	16.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	115,667	8.1%	107,803	107,193	9.1%
Redeemable preferred stock	2,025	2,034	0.1%	2,025	1,812	0.2%
Total fixed maturity securities, available-for-sale	$1,398,533	$1,433,626	100.0%	$1,199,409	$1,184,202	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2019:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$245,999	17.2%
AA	548,402	38.3%
A	503,034	35.1%
BBB	130,888	9.1%
Below BBB and unrated	5,303	0.3%
Total	$1,433,626	100.0%
At December 31, 2019, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $632.2 million. A summary of these securities by industry segment is shown below as of December 31, 2019:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$148,838	23.5%
Consumer Discretionary	90,631	14.3%
Financial	168,331	26.6%
Health Care	79,691	12.7%
Consumer Staples	66,555	10.5%
Utilities	78,175	12.4%
Total	$632,221	100.0%

Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds as shown below as of December 31, 2019:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$579,807	91.7%
Privately placed	52,414	8.3%
Total	$632,221	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2019
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$81,705	$82,048	5.7%
After one year through five years	456,076	466,952	32.7%
After five years through ten years	219,717	228,596	15.9%
After ten years	128,177	137,393	9.6%
	885,675	914,989	63.9%
Residential mortgage-backed	261,524	264,146	18.4%
Commercial mortgage and asset-backed	249,309	252,457	17.6%
Redeemable preferred stock	2,025	2,034	0.1%
Total	$1,398,533	$1,433,626	100.0%
At December 31, 2019, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Other Expenses
Other expenses of $1.1 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively, were largely comprised of employee severance expenses.
Interest Expense
Interest expense was $10.6 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $597,000 of amortization of intangibles for each of the years ended December 31, 2019 and 2018, respectively.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2019 and 2018. Falls Lake General was merged into Falls Lake National in the fourth quarter of 2018. In connection with this merger, Falls Lake General surrendered its licenses to the various state insurance departments and reduced the carrying value of its intangible asset for "State Licenses" to $0. This caused a $200,000 impairment in 2018. No impairment was present for the year ended December 31, 2019.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the years ended December 31, 2019 and 2018, our effective tax rate was 26.1% and 9.9%, respectively The effective tax rate for the year ended December 31, 2019 was elevated due to the significant adverse development in the 2016 and 2017 accident years for the commercial auto business, and the related impact on the mix of income reported by country. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For a discussion of our results for the year ended December 31, 2018 as compared to year ended December 31, 2017, please refer to our 2018 Form 10-K filed with the SEC on February 27, 2019.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Regulation—U.S. Insurance Regulation—State Regulation” for additional information. The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus. See Item 1- “Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” for additional information. The maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2019 is calculated to be approximately $125.6 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. Additionally, the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2019 without regulatory approval is $26.7 million.
At December 31, 2019, our Bermuda holding company had $1.5 million of cash and cash equivalent assets. At December 31, 2019, our U.S. holding company had $52.4 million of cash and invested assets, comprised of cash and cash equivalents of $4.5 million and other invested assets of $47.9 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2019.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2019:

•
A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2019, the Company had $77.6 million of letters of credit issued under the secured facility.

•
A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which at December 31, 2019 was 1.375% and is subject to change according to terms in the credit agreement. At

December 31, 2019 and 2018, the Company had a drawn balance of $133.3 million outstanding on the unsecured revolver.
The 2013 Facility has been amended from time to time since its inception in 2013. On November 8, 2019, the Company entered into a Second Amended and Restated Credit Agreement for the 2013 Facility which, among other things, extended the maturity date of the 2013 Facility until November 8, 2024, increased the amount available under the unsecured revolving credit facility to $212.5 million, lowered the applicable interest rate and letter of credit fees, and modified certain negative covenants to be less restrictive.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2019.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants which we are in compliance with at December 31, 2019. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. At December 31, 2019, unsecured loans of $10.0 million and secured letters of credit totaling $21.9 million were outstanding on the 2017 Facility.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2019, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2019 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2019.
At December 31, 2019 and December 31, 2018, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total shareholders’ equity) was 25.2% and 23.9%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2019, 2018, and 2017 our net premium retention was 60.9%, 65.4% and 70.9%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2019:

Line of Business	Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.(1)
Primary Casualty	Up to $2.0 million per occurrence.(2)
Excess Casualty	Up to $1.0 million per occurrence.(3)
Property	Up to $5.0 million per event.(4)

(1)	Except for Life Sciences quota share carve out, which is up to $2.0 million per occurrence.

(2)	Total exposure to any one claim is generally $1.0 million.

(3)	For policies with an occurrence limit up to $10.0 million, the excess casualty treaty is set such that our retention is no more than $1.0 million.

(4)	The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.
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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event beyond our 1 in 1000 year PML to exhaust our $45.0 million property catastrophe treaty. In the event of a catastrophe loss exhausting our $45.0 million property catastrophe treaty, we estimate our pre-tax cost at approximately $7.1 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
Effective March 1, 2019, our largest Commercial Auto ride share account was subject to an auto liability quota share reinsurance contract that contains a $10.0 million occurrence cap and an annual aggregate of 200% of subject premium.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2019:

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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of December 31, 2019, our average net retained limit per risk is $2.5 million.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At December 31, 2019, there was no allowance for such uncollectible reinsurance recoverables. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We may require collateral, such as a trust agreement, funds held or a letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2019, we had reinsurance recoverables on unpaid losses of $668.0 million and reinsurance recoverables on paid losses of $33.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, collateral had been posted by the reinsurer for our benefit, or represent recoverables from a state residual market for automobile insurance.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2019:

Reinsurer	Reinsurance Recoverable as of December 31, 2019	A.M. Best Rating December 31, 2019
	(in thousands)
Swiss Reinsurance America Corporation	$191,402	A+
Berkley Insurance Company	59,562	A+
Aioi Nissay Dowa Insurance Company	57,982	A+
Safety National Casualty	50,290	A+
Munich Reinsurance America	28,437	A+
Endurance Assurance Corporation	25,849	A+
North Carolina Reinsurance Facility	24,148	Unrated(2)
Hannover Ruckversicherungs AG	22,145	A+
American European Insurance Company	20,847	B(1)
Cincinnati Insurance Company	19,530	A+
Top 10 Total	500,192
Other	167,853
Total	$668,045

(1)	This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.

(2)	The North Carolina Reinsurance Facility is a residual market mechanism for automobile insurance in North Carolina.
Amounts Recoverable from an Indemnifying Party
The Company previously issued a set of insurance contracts to Rasier under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier.
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2019, the Company held collateral funds of $1,199.2 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
Cash Flows
Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use the operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, ceded premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time. We have generated positive cash flow from operations in each of the three years ended December 31, 2019, 2018, and 2017. The following table summarizes our cash flows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents and restricted cash equivalents provided by (used in):
Operating activities	$1,489,022	$290,028	$207,816
Investing activities	(263,359)	(266,772)	(104,741)
Financing activities	7,956	(14,294)	(49,364)
Change in cash and cash equivalents and restricted cash equivalents	$1,233,619	$8,962	$53,711
Cash provided by operating activities in 2019 reflects the withdrawal, as permitted under our indemnification agreements and the associated trust agreement with Rasier, of collateral posted to the trust account. At December 31, 2019, the Company held collateral funds of $1,199.2 million as restricted cash equivalents on its balance sheet. Excluding the collateral funds, cash provided by operating activities was $289.9 million and $290.0 million for the years ended December 31, 2019 and 2018, respectively.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents comprised 41.4% (9.4% excluding the collateral funds), 9.3%, and 10.1% of total cash and invested assets at December 31, 2019, 2018 and 2017, respectively.
Cash used in financing activities primarily relates to dividends paid to shareholders of $36.7 million in 2019, $36.1 million in 2018, and $50.8 million in 2017. In addition, in 2019, we drew down $60.0 million on our 2013 Facility and repaid $20.0 million on the 2017 Facility. In 2018 and 2017, $20.0 million and $10.0 million, respectively, were drawn on our 2017 Facility.
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
Equity
Share activity in 2018 and 2019 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 29,696,682 at December 31, 2017 to 29,988,460 at December 31, 2018 and 30,424,391 at December 31, 2019.
Share Based Compensation Expense
For the years ended December 31, 2019, 2018, and 2017, the Company recognized $7.2 million, $6.2 million and $7.7 million, respectively, of share based compensation expense. As of December 31, 2019, the Company had $8.6 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.

Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	1,115,324	$29.02	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	—	$—	205,244	$42.24
Exercised	(459,415)	$26.87	(308,025)	$22.01	(898,218)	$18.53
Forfeited	(12,058)	$36.84	(55,887)	$35.69	(62,489)	$30.80
End of year	643,851	$30.41	1,115,324	$29.02	1,479,236	$27.81
Exercisable, end of year	590,340	$29.34	814,421	$26.46	846,371	$22.35
All of the outstanding options vest over three years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	300,142	$39.22	178,882	$37.93	196,800	$24.38
Granted	197,078	$42.56	227,481	$39.74	137,034	$42.20
Vested	(134,407)	$37.99	(83,384)	$37.61	(132,764)	$24.24
Forfeited	(22,445)	$41.32	(22,837)	$40.21	(22,188)	$26.06
Unvested, end of year	340,368	$41.50	300,142	$39.22	178,882	$37.93
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period.
Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$2,045,506	$674,220	$868,969	$426,142	$76,175
Long-term debt:
Senior debt	158,300	—	—	133,300	25,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	20,404	4,024	7,793	6,041	2,546
Interest on debt obligations	130,871	11,380	22,698	22,010	74,783
Total	$2,459,136	$689,624	$899,460	$587,493	$282,559

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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2019 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2019 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
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
The following table reconciles the underwriting profit by individual segment and for the entire Company to consolidated income before U.S. federal income taxes for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,157	$42,834	$29,693
Specialty Admitted Insurance	5,913	6,972	3,166
Casualty Reinsurance	(7,161)	5,103	(1,765)
Total underwriting profit of the operating segments	17,909	54,909	31,094
Other operating expenses of the Corporate and Other segment	(27,664)	(26,903)	(25,330)
Underwriting (loss) profit(1)	(9,755)	28,006	5,764
Net investment income	75,652	61,256	61,119
Net realized investment losses	(2,919)	(5,479)	(1,989)
Other income	1,137	505	361
Other expenses	(1,055)	(1,300)	(539)
Interest expense	(10,596)	(11,553)	(8,974)
Amortization of intangible assets	(597)	(597)	(597)
Income before taxes	$51,867	$70,838	$55,145

(1)	Underwriting (loss) profit includes gross fee income of $24.9 million, $28.7 million, and $28.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Our income before taxes and net income for the years ended December 31, 2019, 2018 and 2017 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2019		2018		2017
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$51,867	$38,339	$70,838	$63,830	$55,145	$43,566
Net realized and unrealized losses on investments	2,919	3,761	5,479	4,374	1,989	1,375
Other expenses	1,055	834	1,100	941	539	575
Impairment of intangible assets	—	—	200	200	—	—
Dividend withholding taxes	—	—	—	—	—	1,053
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	1,584	1,251	1,256	816
Adjusted net operating income	$55,841	$42,934	$79,201	$70,596	$58,929	$47,385
Tangible Equity and Tangible Equity per Share
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Tangible equity before dividends increased 21.8% from $489.9 million at December 31, 2018 to $596.6 million at December 31, 2019, largely due to net income of $38.3 million and $46.9 million of unrealized gains, net of taxes, on available-for-sale fixed maturity securities. Tangible equity after dividends increased 14.3% from $489.9 million at December 31, 2018 to $559.8 million at December 31, 2019. Tangible equity per common share was $18.40 at December 31, 2019, net of $1.20 of dividends per share paid by the Company during 2019. The 2019 adjusted net operating income return on average tangible equity was 7.9%, which compares to 14.8% for the full year 2018.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2019, 2018 and 2017 and reconciles tangible equity to pre dividend tangible equity as of December 31, 2019:

	As of December 31,
	2019		2018		2017
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$778,581	$25.59	$709,241	$23.65	$694,699	$23.39
Less:
Goodwill	181,831	5.98	181,831	6.06	181,831	6.12
Intangible assets	36,940	1.21	37,537	1.25	38,334	1.29
Tangible equity	$559,810	$18.40	$489,873	$16.34	$474,534	$15.98
Dividends to shareholders for the year ended December 31, 2019	36,786	1.20
Pre-dividend tangible equity	$596,596	$19.60

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 3.3 years at December 31, 2019, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2019. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2019
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,496,373	200 bp decrease	$1,617,579	8.1%
		100 bp decrease	1,560,268	4.3%
		100 bp increase	1,432,478	(4.3)%
		200 bp increase	1,371,127	(8.4)%
Bank Loan Participations	$252,423	200 bp decrease	$258,002	2.2%
		100 bp decrease	254,215	0.7%
		100 bp increase	251,943	(0.2)%
		200 bp increase	251,716	(0.3)%
Liabilities	$280,236	200 bp decrease	$237,905	(15.1)%
		100 bp decrease	259,070	(7.6)%
		100 bp increase	301,401	7.6%
		200 bp increase	322,566	15.1%

Equity Price Risk
A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We own preferred stocks, generally in the financial services industry, and common stocks. The changes in the estimated fair value of the equity securities portfolio are recognized in net income.
At December 31, 2019, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2019. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 34.1% (1995) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2019
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$80,735	35% increase	$108,992
		35% decrease	52,478

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2019. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.18	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.3
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.4
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.5
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.6
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.7
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.8
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

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

10.17	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)*
10.18
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.20
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21
Employment Agreement, dated as of August 5, 2019, by and among James River Group Holdings, Ltd., James River Group, Inc., and J. Adam Abram (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 7, 2019)*

10.22
Amended and Restated Employment Agreement, effective August 5, 2019, by and between James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 7, 2019)*

10.23
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.24
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.25
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.26
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.27
Employment Agreement, dated September 17, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty, as supplemented by a letter agreement dated October 12, 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.28
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.29
Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.

*	Denotes a management contract or compensatory plan or arrangement.

+	Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the SEC upon request.

Item 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ J. Adam Abram	February 27, 2020
J. Adam Abram Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ J. Adam Abram	Chief Executive Officer and Chairman	February 27, 2020
J. Adam Abram	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	February 27, 2020
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	February 27, 2020
Michael E. Crow

/s/ Janet Cowell	Director	February 27, 2020
Janet Cowell

/s/ Christopher L. Harris	Director	February 27, 2020
Christopher L. Harris

/s/ Bryan Martin	Director	February 27, 2020
Bryan Martin

/s/ Jerry R. Masters	Director	February 27, 2020
Jerry R. Masters

/s/ Robert P. Myron	Director	February 27, 2020
Robert P. Myron

/s/ Michael T. Oakes	Director	February 27, 2020
Michael T. Oakes

/s/ Patricia H. Roberts	Director	February 27, 2020
Patricia H. Roberts

/s/ Ollie L. Sherman, Jr.	Director	February 27, 2020
Ollie L. Sherman, Jr.

/s/ Sundar Srinivasan	Director	February 27, 2020
Sundar Srinivasan

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020, expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of incurred but not reported reserves
Description of the Matter
At December 31, 2019, the Company’s reserve for losses and loss adjustment expenses balance was $2.0 billion, of which $1.2 billion relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which in turn is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 1 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables, given the long-tailed nature of the business generally written by the Company and the limited operating experience of certain lines of business. These variables include the initial expected loss ratio, the incurred and paid loss development factors, and the weighting of the five actuarial methods to be used for each accident year and line of business.

Auditing management’s best estimate of the IBNR reserves involved the use of actuarial specialists and a high degree of subjectivity in evaluating management’s methods and variables included in the estimate of the ultimate loss settlement cost. These variables have a significant effect on the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process to estimate the IBNR reserves, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the IBNR reserves.

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection and weighting of actuarial methods used in their analysis with those methods used in prior periods and those used in the industry. Additionally, to evaluate the significant assumptions in the variables used by management in the actuarial methods, we compared the significant variables, including the initial expected loss ratio and the incurred and paid loss development factors, to factors historically used and current industry benchmarks. Additionally, we performed sensitivity analyses on the variables used in management’s analyses to determine the effect of those changes on management’s best estimate of IBNR reserves for certain lines of business, which comprise a substantial amount of the Company’s recorded reserves. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Pittsburgh, Pennsylvania
February 27, 2020

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 27, 2020

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets
Invested assets:
Fixed maturity securities:
Available-for-sale, at fair value (amortized cost: 2019 – $1,398,533; 2018 – $1,199,409)	$1,433,626	$1,184,202
Equity securities, at fair value (cost: 2019 – $73,244; 2018 – $77,152)	80,735	78,385
Bank loan participations held-for-investment, at amortized cost, net of allowance	260,864	260,972
Short-term investments	156,925	81,966
Other invested assets	61,210	72,321
Total invested assets	1,993,360	1,677,846
Cash and cash equivalents	206,912	172,457
Restricted cash equivalents	1,199,164	—
Accrued investment income	13,597	11,110
Premiums receivable and agents’ balances, net	369,462	307,899
Reinsurance recoverable on unpaid losses	668,045	467,371
Reinsurance recoverable on paid losses	33,221	18,344
Prepaid reinsurance premiums	178,976	112,498
Deferred policy acquisition costs	62,006	54,450
Intangible assets, net	36,940	37,537
Goodwill	181,831	181,831
Deferred tax assets, net	664	1,054
Other assets	80,227	94,379
Total assets	$5,024,405	$3,136,776

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,045,506	$1,661,459
Unearned premiums	524,377	386,473
Payables to reinsurers	108,059	61,662
Funds held	1,199,164	—
Senior debt	158,300	118,300
Junior subordinated debt	104,055	104,055
Accrued expenses	58,416	51,792
Income taxes payable	1,483	1,915
Other liabilities	46,464	41,879
Total liabilities	4,245,824	2,427,535
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2019 and 2018: 30,424,391 and 29,988,460 shares issued and outstanding, respectively	6	6
Preferred Shares – 2019 and 2018: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	657,875	645,310
Retained earnings	89,586	79,753
Accumulated other comprehensive income (loss)	31,114	(15,828)
Total shareholders’ equity	778,581	709,241
Total liabilities and shareholders’ equity	$5,024,405	$3,136,776

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,470,735	$1,166,773	$1,081,905
Ceded written premiums	(574,585)	(404,101)	(315,279)
Net written premiums	896,150	762,672	766,626
Change in net unearned premiums	(72,404)	52,726	(25,517)
Net earned premiums	823,746	815,398	741,109
Net investment income	75,652	61,256	61,119
Net realized and unrealized losses on investments	(2,919)	(5,479)	(1,989)
Other income	10,646	14,424	17,386
Total revenues	907,125	885,599	817,625
Expenses:
Losses and loss adjustment expenses	672,102	600,276	555,377
Other operating expenses	170,908	201,035	196,993
Other expenses	1,055	1,300	539
Interest expense	10,596	11,553	8,974
Amortization of intangible assets	597	597	597
Total expenses	855,258	814,761	762,480
Income before income taxes	51,867	70,838	55,145
Income tax expense (benefit):
Current	18,453	12,867	11,943
Deferred	(4,925)	(5,859)	(364)
	13,528	7,008	11,579
Net income	$38,339	$63,830	$43,566
Other comprehensive income (losses):
Net unrealized gains (losses), net of taxes of $3,358 in 2019, $(444) in 2018, and $2,707 in 2017	46,942	(22,203)	9,219
Total comprehensive income	$85,281	$41,627	$52,785
Per share data:
Basic earnings per share	$1.27	$2.14	$1.48
Diluted earnings per share	$1.25	$2.11	$1.44
Dividend declared per share	$1.20	$1.20	$1.70
Weighted-average common shares outstanding:
Basic	30,275,184	29,887,990	29,461,717
Diluted	30,673,924	30,307,101	30,273,149

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2016	29,257,566	$6	$—	$636,856	$55,232	$1,127	$693,221
Net income	—	—		—	43,566	—	43,566
Other comprehensive income	—	—		—	—	9,219	9,219
Dividends	—	—		—	(50,600)	—	(50,600)
Exercise of stock options and related excess tax benefits	358,967	—		(6,213)	—	—	(6,213)
Vesting of RSUs and related excess tax benefits	80,149	—		(2,182)	—	—	(2,182)
Compensation expense under share incentive plans	—	—		7,688	—	—	7,688
Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	63,830	—	63,830
Other comprehensive loss	—	—	—	—	—	(22,203)	(22,203)
Dividends	—	—	—	—	(36,246)	—	(36,246)
Exercise of stock options	237,319	—	—	4,045	—	—	4,045
Vesting of RSUs	54,459	—	—	(1,112)	—	—	(1,112)
Compensation expense under share incentive plans	—	—	—	6,228	—	—	6,228
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	38,339	—	38,339
Other comprehensive income	—	—	—	—	—	46,942	46,942
Dividends	—	—	—	—	(36,786)	—	(36,786)
Exercise of stock options	345,434	—	—	7,124	—	—	7,124
Vesting of RSUs	90,497	—	—	(1,737)	—	—	(1,737)
Compensation expense under share incentive plans	—	—	—	7,178	—	—	7,178
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease (see Note 1)	—	—	—	—	8,280	—	8,280
Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net income	$38,339	$63,830	$43,566
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(91,449)	(93,188)	(123,577)
Amortization of policy acquisition costs	83,893	111,103	116,001
Net realized investment losses	2,919	5,479	1,989
Impairment of intangible assets	—	200	—
Distributions from equity method investments	2,834	7,499	7,333
Income from equity method investments	(4,598)	(3,540)	(13,209)
Trading securities purchases, sales, and maturities, net	—	3,804	1,250
Deferred U.S. federal income tax benefit	(4,925)	(5,859)	(364)
Provision for depreciation and amortization	4,063	4,215	2,123
Share based compensation expense	7,178	6,228	7,688
Excess tax benefits from equity incentive plan transactions	(1,099)	(2,699)	(2,115)
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	384,047	369,110	348,484
Unearned premiums	137,904	(31,641)	27,551
Premiums receivable and agents’ balances	(61,563)	44,537	(87,121)
Reinsurance balances	(235,632)	(187,024)	(113,665)
Funds held	1,199,164	—	—
Payable to insurance companies	263	(2,029)	445
Other	27,684	3	(8,563)
Net cash provided by operating activities	1,489,022	290,028	207,816
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(450,793)	(418,011)	(270,014)
Sales – fixed maturity securities	121,245	95,793	77,781
Maturities and calls – fixed maturity securities	128,809	129,139	121,890
Purchases – equity securities	(4,975)	(7,507)	(5,540)
Sales – equity securities	8,656	5,578	3,522
Bank loan participations:
Purchases	(102,794)	(203,328)	(240,799)
Sales	48,415	123,114	138,214
Maturities	45,277	58,742	69,740
Other invested assets:
Purchases	—	(6,993)	(8,913)
Return of capital	1,877	921	—
Redemptions	10,998	—	—
Securities receivable or payable, net	5,404	2,268	(2,525)
Short-term investments, net	(74,959)	(45,162)	14,040
Other	(519)	(1,326)	(2,137)
Net cash used in investing activities	(263,359)	(266,772)	(104,741)
Financing activities
Senior debt issuances	60,000	20,000	10,000
Senior debt repayments	(20,000)	—	—
Dividends paid	(36,720)	(36,123)	(50,832)
Issuances of common shares under equity incentive plans	8,286	5,172	1,708
Common share repurchases	(2,899)	(2,239)	(9,448)
Other financing activities	(711)	(1,104)	(792)
Net cash provided by (used in) financing activities	7,956	(14,294)	(49,364)
Change in cash, cash equivalents, and restricted cash equivalents	1,233,619	8,962	53,711
Cash and cash equivalents at beginning of year	172,457	163,495	109,784
Cash, cash equivalents ($206,912), and restricted cash equivalents ($1,199,164) at end of year	$1,406,076	$172,457	$163,495
Supplemental information
U.S. federal income taxes paid, net	$18,719	$8,174	$9,848
Interest paid	$12,354	$11,269	$8,909
See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

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
Years ended December 31, 2019, 2018, and 2017

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
Effective January 1, 2018, with the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net realized and unrealized gains or losses. Prior to the adoption of ASU 2016-01, changes in the fair value of equity securities were recognized net of taxes as a component of accumulated other comprehensive income.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2019 or 2018.
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
Other Invested Assets
Other invested assets at December 31, 2019 and 2018 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Short-Term Investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase that are segregated for a specific use to be restricted cash equivalents.
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for doubtful accounts. The allowance for doubtful accounts represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables that are past due. Receivables greater than 90 days past due were $3.3 million and $4.5 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts was $5.7 million and $3.9 million at December 31, 2019 and 2018, respectively. Bad debt expense was $2.5 million for the year ended December 31, 2019, $1.5 million for the year ended December 31, 2018, and $1.0 million for the year ended December 31, 2017. Receivables written off against the allowance for doubtful accounts totaled $812,000 for the year ended December 31, 2019, $313,000 for the year ended December 31, 2018, and $408,000 for the year ended December 31, 2017. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Years ended December 31, 2019, 2018, and 2017

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
Certain reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected loss experience under the contracts.
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
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $9.1 million, $13.9 million, and $17.0 million is included in other income for the years ended December 31, 2019, 2018, and 2017, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
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
Years ended December 31, 2019, 2018, and 2017

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
Years ended December 31, 2019, 2018, and 2017

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
Share Based Compensation
The Company expenses the fair value of share equity awards over the vesting period of the award on a straight-line basis. The Black-Scholes-Merton option pricing model is used to value the options granted (see Note 12). Forfeitures of share-based awards are recognized as they occur. As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of income and comprehensive income.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.2 million and $29.8 million as of December 31, 2019 and 2018, respectively, representing the Company’s maximum exposure to loss.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

	Net Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2019
Basic	$38,339	30,275,184	$1.27
Common share equivalents	—	398,740	(0.02)
Diluted	$38,339	30,673,924	$1.25
Year ended December 31, 2018
Basic	$63,830	29,887,990	$2.14
Common share equivalents	—	419,111	(0.03)
Diluted	$63,830	30,307,101	$2.11
Year ended December 31, 2017
Basic	$43,566	29,461,717	$1.48
Common share equivalents	—	811,432	(0.04)
Diluted	$43,566	30,273,149	$1.44

Common share equivalents relate to our outstanding equity awards (stock options and RSUs).
For the years ended December 31, 2019, 2018, and 2017, common share equivalents of 9,735 shares, 180,329 shares, and 174,380 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.
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
The Company recorded right-of-use assets of $17.2 million and lease liabilities of $17.8 million at adoption of the new standard associated with operating leases for office space in Bermuda, North Carolina, Virginia, Arizona, and Georgia. The new standard did not materially impact the Company's results of operations, earnings per share, or cash flows, and did not impact compliance under the covenants of the Company's current credit agreements.
Prospective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Current GAAP requires the recognition of credit losses when it is probable a loss has been incurred. The update will require financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that is reflected in net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company will adopt the ASU on January 1, 2020 using the modified-retrospective approach, by which a cumulative-effect adjustment will be made to retained earnings as of the date of adoption.
In connection with the adoption of this ASU, the Company will elect the fair value option in accounting for bank loan participations effective January 1, 2020. We will also use the targeted transition relief offered by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to elect the fair value option to account for bank loan participations already held at the January 1, 2020 date of adoption. Under the fair value option, bank loan participations will be measured at fair value, and changes in unrealized gains and losses in bank loan participations will be reported in our income

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

statement as net realized and unrealized gains (losses) on investments. At adoption on January 1, 2020, the Company expects to reduce the carrying value of its bank loan portfolio to fair value through an $8.4 million adjustment with a $7.8 million (net of tax) cumulative effect adjustment to reduce retained earnings.
Upon adoption of this ASU, the Company will establish an allowance for uncollectible reinsurance balances through a cumulative effect adjustment to retained earnings. Because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, the effect of adoption is not expected to be material to our financial position.
2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
Fixed maturity securities:
State and municipal	$159,894	$7,949	$(742)	$167,101
Residential mortgage-backed	261,524	3,244	(622)	264,146
Corporate	611,304	21,306	(389)	632,221
Commercial mortgage and asset-backed	249,309	3,954	(806)	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	1,229	(39)	115,667
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,398,533	$37,691	$(2,598)	$1,433,626
December 31, 2018
Fixed maturity securities:
State and municipal	$147,160	$3,422	$(1,287)	$149,295
Residential mortgage-backed	208,869	577	(5,337)	204,109
Corporate	534,024	1,516	(10,772)	524,768
Commercial mortgage and asset-backed	199,528	310	(2,813)	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	107,803	235	(845)	107,193
Redeemable preferred stock	2,025	—	(213)	1,812
Total fixed maturity securities, available-for-sale	$1,199,409	$6,060	$(21,267)	$1,184,202

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2019 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$81,705	$82,048
After one year through five years	456,076	466,952
After five years through ten years	219,717	228,596
After ten years	128,177	137,393
Residential mortgage-backed	261,524	264,146
Commercial mortgage and asset-backed	249,309	252,457
Redeemable preferred stock	2,025	2,034
Total	$1,398,533	$1,433,626

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2019
Fixed maturity securities:
State and municipal	$30,028	$(741)	$667	$(1)	$30,695	$(742)
Residential mortgage-backed	23,632	(78)	37,363	(544)	60,995	(622)
Corporate	45,550	(365)	9,933	(24)	55,483	(389)
Commercial mortgage and asset-backed	46,434	(406)	56,720	(400)	103,154	(806)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,474	(22)	7,168	(17)	15,642	(39)
Total fixed maturity securities, available-for-sale	$154,118	$(1,612)	$111,851	$(986)	$265,969	$(2,598)
December 31, 2018
Fixed maturity securities:
State and municipal	$19,733	$(284)	$47,018	$(1,003)	$66,751	$(1,287)
Residential mortgage-backed	49,180	(743)	105,778	(4,594)	154,958	(5,337)
Corporate	243,384	(5,089)	155,902	(5,683)	399,286	(10,772)
Commercial mortgage and asset-backed	106,423	(1,229)	51,805	(1,584)	158,228	(2,813)
U.S. Treasury securities and obligations guaranteed by the U.S. government	17,618	(51)	54,201	(794)	71,819	(845)
Redeemable preferred stock	1,812	(213)	—	—	1,812	(213)
Total fixed maturity securities, available-for-sale	$438,150	$(7,609)	$414,704	$(13,658)	$852,854	$(21,267)

The Company held securities of 112 issuers that were in an unrealized loss position at December 31, 2019 with a total fair value of $266.0 million and gross unrealized losses of $2.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At December 31, 2019, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019, 2018, and 2017 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2017, management concluded that one equity security, based on the severity and duration of impairment, had experienced an other-than-temporary impairment. Accordingly, the Company recorded an impairment loss of $1.5 million in 2017. Management concluded that none of the other equity securities with an unrealized loss at December 31, 2017 had experienced an other-than-temporary impairment.
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
Years ended December 31, 2019, 2018, and 2017

portions of revolving credit loans, and other similar loans and investments. Management believed that it was probable at the time that these loans were acquired that the Company would be able to collect all contractually required payments receivable.
Management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired at December 31, 2019. At December 31, 2019, the impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer who is experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment.
Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of December 31, 2018. At December 31, 2017, the aggregate allowance for credit losses was $3.2 million on five impaired loans with a total carrying value of $5.1 million and unpaid principal of $8.4 million. At December 31, 2017, impairments in the bank loan portfolio largely reflect the impact of declining energy prices on the market values of loans to oil and gas companies in the energy sector.
At December 31, 2017, the Company held a participation in a loan with unpaid principal of $807,000 issued by a company that produces and supplies power to Puerto Rico. Management concluded that an allowance for credit losses should be established on the loan at December 31, 2017 to reduce its carrying value to zero. In the first quarter of 2018, the full outstanding principal on the loan was repaid and the Company recognized a realized gain of $807,000 on the repayment.
The average recorded investment in impaired bank loans was $3.5 million, $2.6 million, and $5.8 million during the years ended December 31, 2019, 2018, and 2017, respectively, and investment income of $293,000, $125,000, and $300,000 was recognized during the time that the loans were impaired. The Company recorded losses of $8.9 million, $858,000, and $2.4 million during the years ended December 31, 2019, 2018, and 2017, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2019, unamortized discounts on bank loan participations were $2.4 million, and unamortized premiums were $4,000. At December 31, 2018, unamortized discounts on bank loan participations were $1.8 million, and unamortized premiums were $17,000.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturity securities	$39,875	$34,129	$26,833
Bank loan participations	19,772	18,279	17,388
Equity securities	5,262	5,240	5,045
Other invested assets	6,254	5,165	14,079
Cash, cash equivalents, restricted cash equivalents, and short-term investments	9,210	2,677	1,704
Gross investment income	80,373	65,490	65,049
Investment expense	(4,721)	(4,234)	(3,930)
Net investment income	$75,652	$61,256	$61,119

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The Company’s net realized and unrealized losses and gains on investments are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,575	$422	$840
Gross realized losses	(494)	(976)	(512)
	1,081	(554)	328
Equity securities:
Gross realized gains	11	—	429
Gross realized losses	(232)	(62)	(1,591)
Changes in fair values of equity securities	6,257	(5,970)	—
	6,036	(6,032)	(1,162)
Bank loan participations:
Gross realized gains	846	2,279	2,407
Gross realized losses	(10,902)	(1,166)	(3,557)
	(10,056)	1,113	(1,150)
Short-term investments and other:
Gross realized gains	21	—	1
Gross realized losses	(1)	(6)	(6)
	20	(6)	(5)
Total	$(2,919)	$(5,479)	$(1,989)

The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$50,300	$(22,643)	$6,571
Equity securities	—	—	5,356
Total	$50,300	$(22,643)	$11,927

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
	(in thousands)		(in thousands)
Renewable energy LLCs(a)	$31,219	$29,795	$2,181	$2,974	$10,578
Renewable energy notes receivable(b)	8,750	8,750	1,313	1,282	526
Limited partnerships(c)	16,741	29,276	2,417	566	2,632
Bank holding companies(d)	4,500	4,500	343	343	343
Total other invested assets	$61,210	$72,321	$6,254	$5,165	$14,079

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.2% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which one of our directors and one of our recent former directors serve as officers, and the Company’s Executive Chairman and Chief Executive Officer has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $757,000 and $5.8 million for the years ended December 31, 2019 and 2018, respectively.

(b)
The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At December 31, 2019 and 2018, the Company held one $8.8 million note issued by an entity for which one of our directors and one of our recent former directors serve as officers. Interest on the note, which matures in 2021, is fixed at 15%. Interest income on the note was $1.3 million, $1.3 million, and $526,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations ("CLOs"), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.4 million and $3.1 million at December 31, 2019 and 2018, and recognized investment income of $327,000, $70,000, and $394,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $13.3 million and $26.2 million at December 31, 2019 and 2018, respectively. Investment income of $2.1 million, $496,000, and $2.2 million were recognized on these investments for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $625,000 in these limited partnerships.

(d)
The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Executive Chairman and Chief Executive Officer was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a lender (the "Bank Holding Company"). Interest on the notes, which mature in 2023, is fixed at 7.6% per annum. Interest income on the notes was $343,000 in each of the years ended December 31, 2019, 2018 and 2017.

The Company previously held common shares issued by the Bank Holding Company. Realized gains of $409,000 were recognized on the sale of the common shares for the year ended December 31, 2017.
At December 31, 2019 and 2018, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $3.2 million and $4.2 million at December 31, 2019 and 2018, is classified as an available-for-sale fixed maturity.
The Company maintains fixed maturity securities, short-term investments, accrued investment income, and cash and cash equivalents amounting to $464.5 million at December 31, 2019 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2019 and 2018, cash and investments with a fair value of $36.6 million and $25.5 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2019, the Company held no investments in securitizations of alternative-A mortgages or sub-prime mortgages.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

3.	Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of period	$54,450	$72,365	$64,789
Policy acquisition costs deferred:
Commissions	67,303	72,473	107,387
Underwriting and other issue expenses	24,146	20,715	16,190
	91,449	93,188	123,577
Amortization of policy acquisition costs	(83,893)	(111,103)	(116,001)
Net change	7,556	(17,915)	7,576
Balance at end of period	$62,006	$54,450	$72,365

4.	Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2019, 2018 and 2017 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2019 and 2018 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2019 and 2018. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2019, 2018 and 2017, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. In the Specialty Admitted Insurance segment, Falls Lake General Insurance Company was merged into Falls Lake National in the fourth quarter of 2018. In connection with this merger, Falls Lake General Insurance Company surrendered its licenses to the various state insurance departments and reduced the carrying value of its intangible asset for "State Licenses" to $0. This caused a $200,000 impairment in 2018 in the Specialty Admitted Insurance segment. There were no impairments recognized in 2019 or 2017.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2019		2018
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	5,835	11,611	5,238
Identifiable intangible assets subject to amortization		11,611	5,835	11,611	5,238
		$42,775	$5,835	$42,775	$5,238

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Future estimated amortization of specifically identifiable intangible assets as of December 31, 2019 is as follows (in thousands):

2020	$538
2021	363
2022	363
2023	363
2024	363
Thereafter	3,786
Total	$5,776

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2019:

	December 31, 2018			December 31, 2019
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	5,965	(362)	—	5,603
	30,565	(362)	—	30,203
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,065	—	—	4,065
Broker relationships	407	(235)	—	172
	6,972	(235)	—	6,737
Total identifiable intangible assets	$37,537	$(597)	$—	$36,940

The table below summarizes the changes in the net carrying values of intangible assets by segment for 2018:

	December 31, 2017			December 31, 2018
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	6,327	(362)	—	5,965
	30,927	(362)	—	30,565
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,265	—	(200)	4,065
Broker relationships	642	(235)	—	407
	7,407	(235)	(200)	6,972
Total identifiable intangible assets	$38,334	$(597)	$(200)	$37,537

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Amortization of intangible assets was $362,000 for the Excess and Surplus Lines segment and $235,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2017.

5.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2019	2018
	(in thousands)
Building, leased for which the Company was previously deemed the owner for accounting purposes	$—	$30,971
Electronic data processing hardware and software	7,522	7,423
Furniture and equipment	2,180	2,662
Property and equipment, cost basis	9,702	41,056
Accumulated depreciation	(7,934)	(17,745)
Property and equipment, net	$1,768	$23,311

6.	Leases
The Company has entered into operating leases for office space in Bermuda, North Carolina, Virginia, Arizona, and Georgia. Following the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, the present value of future lease payments for the Company’s leases with terms greater than 12 months are included on the consolidated balance sheet as lease liabilities and right-of-use lease assets.
Total expected lease payments are based on the lease payments specified in the contract and the stated term, including any options to extend or terminate that the Company is reasonably certain to exercise. The Company has elected the practical expedient to account for lease components and any associated non-lease components as a single lease component, and therefore allocates all of the expected lease payments to the lease component.
The lease liability, which represents the Company’s obligation to make lease payments arising from the lease, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company’s collateralized incremental borrowing rate at the commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term. Lease liabilities and right-of-use assets are included in other liabilities and other assets, respectively, on the Company's consolidated balance sheet.
At December 31, 2019, lease liabilities and right-of-use assets associated with the Company's operating leases were $18.2 million and $17.2 million, respectively. The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.3% and 5.3 years, respectively, as of December 31, 2019.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2019, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheet:

Years ending December 31,	(in thousands)
2020	$4,024
2021	3,993
2022	3,800
2023	3,619
2024	2,422
Thereafter	2,546
Total lease payments	20,404
Less imputed interest	(2,172)
Total operating lease liabilities	$18,232
Operating lease liabilities include $11.9 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $5.2 million, $4.6 million, and $4.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of income and comprehensive income.

7.	Reserve for Losses and Loss Adjustment Expenses
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
Years ended December 31, 2019, 2018, and 2017

development data is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,194,088	$989,825	$761,128
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	603,094	582,604	533,905
Prior years	69,008	17,672	21,472
Total incurred losses and loss and adjustment expenses	672,102	600,276	555,377
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	75,249	86,355	103,205
Prior years	413,480	309,658	223,475
Total loss and loss adjustment expense payments	488,729	396,013	326,680
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,377,461	1,194,088	989,825
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	668,045	467,371	302,524
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,045,506	$1,661,459	$1,292,349

The foregoing reconciliation shows that $69.0 million of adverse development was experienced in 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This adverse reserve development included $51.2 million of adverse development in the Excess and Surplus Lines segment including $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 accident years with Rasier LLC and its affiliates (collectively, “Rasier”). Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, including most recently the enactment of California Assembly Bill 5 (AB5) and its anticipated impact on the Rasier business, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company’s growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019. The adverse development for commercial auto was partially offset by $6.2 million of favorable development in other Excess and Surplus Lines underwriting divisions. The Company also experienced $5.3 million of favorable development on prior accident years in the Specialty Admitted Insurance segment, as losses on our workers’ compensation business written prior to 2018 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $23.1 million of adverse development on prior accident years primarily in accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.
The foregoing reconciliation shows that $17.7 million of adverse development was experienced in 2018 on the reserve for losses and loss adjustment expenses held at December 31, 2017. This adverse reserve development included $15.0 million of adverse development in the Excess and Surplus Lines segment, including $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier. The adverse development for commercial auto was partially offset by $5.7 million of favorable development in other Excess and Surplus Lines underwriting divisions primarily from favorable development in the Excess Property underwriting division related to the 2017 hurricanes. Favorable reserve development in the Specialty Admitted Insurance segment was $5.6 million and primarily came from accident years 2014 through 2016, as loss emergence on our workers’ compensation business written prior to 2016 continued to develop more favorably than we had anticipated. In addition, $8.2 million of adverse development occurred in the Casualty Reinsurance segment, with a majority of this adverse development coming from accident years at least four years old and treaties the Company has since non-renewed.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The foregoing reconciliation shows that $21.5 million of adverse development was experienced in 2017 on the reserve for losses and loss adjustment expenses held at December 31, 2016. This adverse reserve development included $20.0 million of adverse development in the Excess and Surplus Lines segment, including $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier. The adverse development for commercial auto was partially offset by favorable development of $18.6 million in other Excess and Surplus Lines underwriting divisions primarily from the 2014 through 2016 accident years. This favorable development occurred because our actuarial studies at December 31, 2017 for the Excess and Surplus Lines segment indicated that our loss experience on our casualty business excluding commercial auto continued to be below our initial expected ultimate loss ratios. The Company also experienced $2.7 million of favorable development on prior accident years in the Specialty Admitted Insurance segment primarily from accident years 2010 through 2015, as losses on our workers’ compensation business written prior to 2016 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $4.2 million of adverse development on prior accident years primarily from two contracts from 2010 through 2013 that had higher than expected reported losses in 2017.
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2019 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto and commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2018 and prior is presented as unaudited supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$78,424	$80,569	$78,117	$73,035	$69,080	$69,964	$70,294	$70,913	$71,312	$69,594
2011		111,190	119,927	114,473	106,564	106,381	106,130	106,643	106,536	105,173
2012			97,908	98,672	97,829	96,497	97,306	99,619	101,271	103,061
2013				96,729	96,064	85,433	81,009	82,830	83,855	82,732
2014					114,942	104,092	90,267	82,232	84,074	88,904
2015						126,443	113,417	104,847	102,434	103,688
2016							138,507	125,093	126,050	126,971
2017								144,349	131,897	132,136
2018									167,004	158,458
2019										214,653
Total										$1,185,370

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019

2010	$13,673	$26,418	$35,812	$45,641	$52,071	$57,371	$61,307	$64,214	$65,246	$65,915
2011		27,684	53,109	72,732	81,696	90,884	94,998	98,684	99,798	101,728
2012			6,944	33,757	49,604	63,216	74,869	82,545	88,812	94,588
2013				3,867	14,509	30,382	44,421	59,641	66,553	71,035
2014					3,412	16,969	28,212	43,891	58,774	71,549
2015						4,048	17,164	34,801	55,911	73,455
2016							5,180	22,852	46,045	70,105
2017								5,290	22,956	42,764
2018									6,000	26,160
2019										8,235
Total										$625,534
All outstanding losses and loss adjustment expenses prior to 2010, net of reinsurance (60 claims outstanding)										$8,978
Total outstanding losses and loss adjustment expenses, net of reinsurance										$568,814
Excess and Surplus Lines — Commercial Auto
Incurred losses and adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019
2013	$1,255	$1,300	$1,451	$1,351	$1,301	$1,277	$1,277
2014		20,487	14,071	17,233	18,953	19,779	18,303
2015			30,109	33,113	35,149	36,139	36,636
2016				74,340	109,286	126,791	147,122
2017					207,355	208,743	272,421
2018						255,881	230,220
2019							262,306
Total							$968,285
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019
2013	$60	$1,182	$1,285	$1,291	$1,275	$1,275	$1,275
2014		6,166	8,645	12,679	16,359	18,678	17,745
2015			8,356	15,234	24,282	31,592	34,819
2016				18,295	54,054	89,381	125,108
2017					41,467	107,377	192,961
2018						45,136	119,099
2019							44,225
Total							$535,232
Total outstanding losses and loss adjustment expenses, net of reinsurance							$433,053

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Specialty Admitted — Individual Risk Workers’ Compensation
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$27,209	$28,736	$30,464	$30,373	$28,963	$28,938	$27,590	$27,098	$27,099	$27,099
2011		37,834	41,421	40,154	38,999	38,311	37,455	36,594	36,593	36,593
2012			32,116	32,420	31,490	29,689	28,255	28,174	28,186	28,186
2013				12,525	13,668	12,786	11,578	10,907	10,909	10,909
2014					16,638	16,652	14,620	13,890	12,704	12,704
2015						20,938	21,274	19,741	18,376	17,626
2016							21,678	20,299	18,050	15,800
2017								24,869	22,071	19,779
2018									16,432	16,288
2019										20,253
Total										$205,237
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$7,157	$16,245	$21,805	$23,898	$25,210	$25,477	$26,345	$26,352	$26,358	$26,365
2011		10,123	23,127	29,021	33,204	34,240	34,287	34,334	34,614	34,638
2012			9,222	20,308	24,755	26,435	26,897	26,932	26,963	26,994
2013				4,487	8,723	9,846	10,246	10,263	10,309	10,337
2014					4,633	10,648	12,041	12,236	12,282	12,282
2015						6,604	13,285	15,118	15,889	15,901
2016							4,664	10,227	12,135	12,432
2017								6,546	12,782	14,285
2018									4,497	9,034
2019										5,473
Total										$167,741
All outstanding losses and loss adjustment expenses prior to 2010, net of reinsurance (4 claims outstanding)										$1,039
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$4,656
Total outstanding losses and loss adjustment expenses, net of reinsurance										$43,191

Specialty Admitted — Fronting and Programs
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019
2013	$104	$80	$52	$52	$52	$52	52
2014		3,460	3,468	3,818	3,425	3,228	3,083
2015			7,136	9,632	9,358	8,974	8,384
2016				11,542	15,670	14,682	15,522
2017					21,229	24,271	25,201
2018						21,758	20,677
2019							18,832
Total							$91,751

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019
2013	$28	$52	$52	$52	$52	$52	52
2014		883	1,687	2,369	2,728	2,854	2,916
2015			2,058	4,666	6,165	6,919	7,329
2016				1,894	5,123	6,888	10,732
2017					1,223	6,682	13,065
2018						885	4,972
2019							4,358
Total							$43,424
All outstanding losses and loss adjustment expenses, net of reinsurance							$48,327
Outstanding losses and loss adjustment expenses, assumed from involuntary pools							$400
Total outstanding losses and loss adjustment expenses, net of reinsurance							$48,727

Casualty Reinsurance
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$64,413	$60,476	$61,068	$62,714	$61,344	$60,949	$60,978	$61,619	$62,605	$63,357
2011		114,908	103,123	97,366	97,812	98,993	99,282	101,276	103,196	105,333
2012			148,251	132,388	131,281	135,594	136,813	139,978	143,305	146,045
2013				133,230	130,361	131,352	134,446	137,801	143,124	146,760
2014					118,881	115,927	114,636	116,981	121,200	126,160
2015						119,157	108,870	108,699	109,117	114,517
2016							112,759	105,533	103,544	108,222
2017								134,628	128,472	129,800
2018									121,529	119,098
2019										86,022
Total										$1,145,314
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$21,918	$31,500	$38,430	$44,921	$49,263	$52,761	$54,659	$57,013	$58,707	$59,634
2011		48,688	61,922	68,616	78,164	87,267	90,287	94,627	97,715	99,511
2012			73,124	81,859	97,215	113,943	121,026	128,567	133,606	137,430
2013				59,756	75,094	93,902	108,396	119,256	127,732	134,644
2014					41,421	58,601	76,302	89,899	101,366	110,374
2015						40,021	53,986	68,002	80,208	90,661
2016							36,268	50,905	65,409	78,145
2017								47,739	72,891	90,117
2018									30,903	50,274
2019										12,646
Total										$863,436
All outstanding losses and loss adjustment expenses prior to 2010, net of reinsurance										$1,798
Total outstanding losses and loss adjustment expenses, net of reinsurance										$283,676

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2019 is as follows (in thousands):

E&S – excluding commercial auto	$568,814
E&S – commercial auto	433,053
Specialty Admitted – individual risk workers’ compensation	43,191
Specialty Admitted – fronting and programs	48,727
Casualty Reinsurance	283,676
Net reserve for losses and loss adjustment expenses	1,377,461
Reinsurance recoverables on unpaid losses	668,045
Gross reserve for losses and loss adjustment expenses	$2,045,506

The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, for the Excess and Surplus Lines segment and the Specialty Admitted Insurance segments as of December 31, 2019.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	9.5%	15.7%	17.2%	18.5%	14.5%	8.0%	5.4%	3.8%	2.0%	1.1%
E&S – commercial auto	20.4%	38.1%	16.0%	14.1%	7.2%	2.6%	1.5%
Specialty Admitted – individual risk workers’ compensation	27.9%	30.9%	16.0%	10.2%	7.2%	1.2%	1.7%	0.9%	0.1%	1.3%
Specialty Admitted – fronting and programs	18.7%	22.4%	24.3%	16.1%	10.5%	5.3%
Casualty Reinsurance	21.1%	16.4%	12.2%	8.9%	6.4%	5.3%	4.3%	3.6%	3.5%	3.2%

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2010	$69,594	$1,347	1,429
2011	105,173	2,380	1,480
2012	103,061	2,042	1,806
2013	82,732	5,493	2,396
2014	88,904	9,855	2,162
2015	103,688	7,681	2,531
2016	126,971	23,882	2,933
2017	132,136	53,525	2,898
2018	158,458	95,477	3,935
2019	214,653	178,172	4,038
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,277	$1	54
2014	18,303	150	7,763
2015	36,636	337	41,757
2016	147,122	5,258	89,003
2017	272,421	11,473	133,654
2018	230,220	34,896	95,889
2019	262,306	167,476	67,380

Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2010	$27,099	$698	$1,604
2011	36,593	1,879	1,814
2012	28,186	1,090	1,323
2013	10,909	572	540
2014	12,704	423	850
2015	17,626	1,440	975
2016	15,800	3,245	836
2017	19,779	3,888	1,092
2018	16,288	3,495	1,230
2019	20,253	2,965	1,482

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	22
2014	3,083	147	857
2015	8,384	432	1,362
2016	15,522	1,861	2,807
2017	25,201	6,751	6,706
2018	20,677	10,142	7,158
2019	18,832	10,961	5,695

The table below provides information on IBNR liabilities for the Casualty Reinsurance segment:

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR
	($ in thousands)
2010	$63,357	$723
2011	105,333	1,184
2012	146,045	2,025
2013	146,760	2,631
2014	126,160	3,487
2015	114,517	9,957
2016	108,222	18,720
2017	129,800	36,167
2018	119,098	29,472
2019	86,022	68,499

The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure.

8.	Reinsurance
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
At December 31, 2019, the Company had reinsurance recoverables on unpaid losses of $668.0 million and reinsurance recoverables on paid losses of $33.2 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement.
At December 31, 2019, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $191.4 million, $59.6 million, and $58.0 million, representing 46.3% of the total balance.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

At December 31, 2019, prepaid reinsurance premiums ceded to three reinsurers totaled $27.2 million, $24.5 million, and $22.3 million, representing 41.3% of the total balance.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Written premiums:
Direct	$1,305,948	$1,027,222	$843,719
Assumed	164,787	139,551	238,186
Ceded	(574,585)	(404,101)	(315,279)
Net	$896,150	$762,672	$766,626
Earned premiums:
Direct	$1,182,501	$990,221	$842,182
Assumed	150,330	208,192	173,472
Ceded	(509,085)	(383,015)	(274,545)
Net	$823,746	$815,398	$741,109
Losses and loss adjustment expenses:
Direct	$953,548	$769,490	$626,318
Assumed	113,843	131,346	142,818
Ceded	(395,289)	(300,560)	(213,759)
Net	$672,102	$600,276	$555,377

9.	Senior Debt
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2019:

•
A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2019, the Company had $77.6 million of letters of credit issued under the secured facility.

•
A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin which at December 31, 2019 was 1.375%, which is subject to change according to terms in the credit agreement. At December 31, 2019 and 2018, the Company had a drawn balance of $133.3 million and $73.3 million, respectively, outstanding on the unsecured revolver.

James River Group Holdings, Ltd. and JRG Re are borrowers on the 2013 Facility. The 2013 Facility has been amended from time to time since its inception in 2013. On November 8, 2019, the Company entered into a Second Amended and Restated Credit Agreement for the 2013 Facility which, among other things, extended the maturity date of the 2013 Facility until November 8, 2024, increased the amount available under the unsecured revolving credit facility to $212.5 million, lowered the applicable interest rate and letter of credit fees, and modified certain negative covenants to be less restrictive.
A subsidiary of the Bank Holding Company is one of the lenders for the 2013 Facility, with a $36.0 million commitment allocation on the total $315.0 million 2013 Facility.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance, at December 31, 2019.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2019, unsecured loans of $10.0 million and secured letters of credit totaling $21.9 million were outstanding under the facility.
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
The lender under the credit agreement and its affiliate is a joint bookrunner and joint lead arranger under the Company’s Second Amended and Restated Credit Agreement dated as of November 8, 2019, as amended, and its affiliate was also an underwriter in the December 2014 initial public offering of the Company’s common shares.
The 2017 Facility contains certain financial and other covenants which we are in compliance with at December 31, 2019.
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
The terms of the Senior Debt contain certain covenants, with which we are in compliance at December 31, 2019, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.

10.	Junior Subordinated Debt
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
Years ended December 31, 2019, 2018, and 2017

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2019.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.

11.	Capital Stock
The Company’s authorized share capital consists of 200,000,000 common shares, par value $0.0002 per share (30,424,391 shares issued and outstanding at December 31, 2019) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding).
Share activity in 2018 and 2019 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 29,696,682 at December 31, 2017 to 29,988,460 at December 31, 2018 and 30,424,391 at December 31, 2019.
The Company has 4,325,963 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The Board of Directors declared the following cash dividends in 2019, 2018, and 2017:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146,357
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,204,804
July 30, 2019	$0.30	September 16, 2019	September 30, 2019	$9,230,801
November 5, 2019	$0.30	December 16, 2019	December 31, 2019	$9,228,656
Total	$1.20			$36,810,618
2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9,049,476
May 1, 2018	$0.30	June 11, 2018	June 29, 2018	$9,066,023
August 1, 2018	$0.30	September 10, 2018	September 28, 2018	$9,080,519
November 7, 2018	$0.30	December 14, 2018	December 28, 2018	$9,088,542
Total	$1.20			$36,284,560
2017
February 14, 2017	$0.30	March 13, 2017	March 31, 2017	$8,878,147
May 2, 2017	$0.30	June 12, 2017	June 30, 2017	$8,917,471
August 1, 2017	$0.30	September 11, 2017	September 29, 2017	$8,943,279
November 1, 2017	$0.30	December 15, 2017	December 28, 2017	$8,974,196
November 1, 2017	$0.50	December 15, 2017	December 28, 2017	$14,956,994
Total	$1.70			$50,670,087

Included in the dividends are $433,000, $391,000 and $450,000 of dividend equivalents on RSUs, of which $623,000, $557,000 and $434,000 were payable as of December 31, 2019, 2018, and 2017, respectively.

12.	Equity Awards
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at December 31, 2019, 1,575,359 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at December 31, 2019, 108,594 shares are available for grant.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Options
The following table summarizes the option activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	1,115,324	$29.02	1,479,236	$27.81	2,234,699	$22.84
Granted	—	$—	—	$—	205,244	$42.24
Exercised	(459,415)	$26.87	(308,025)	$22.01	(898,218)	$18.53
Forfeited	(12,058)	$36.84	(55,887)	$35.69	(62,489)	$30.80
End of year	643,851	$30.41	1,115,324	$29.02	1,479,236	$27.81
Exercisable, end of year	590,340	$29.34	814,421	$26.46	846,371	$22.35

All of the outstanding options vest over three years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $8.2 million, $4.6 million and $20.4 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2019, 2018 and 2017 was $7.1 million, $9.4 million and $18.5 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2019, 2018 and 2017 was $7.1 million, $8.5 million and $14.9 million, respectively. The fair value used for calculating intrinsic values was $41.21, $36.54 and $40.01 at December 31, 2019, 2018 and 2017, respectively.
The weighted-average remaining contractual life of the options outstanding and options exercisable at December 31, 2019 is 2.9 years and 2.8 years, respectively. There were no options granted in 2019 or 2018. The weighted-average fair value of options granted during 2017 was $8.21. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model using the following assumptions:

Year Ended December 31,
2017
Risk-free interest rate	1.97%
Dividend yield	2.85%
Expected share price volatility	27.39%
Expected life	5.0 years

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	300,142	$39.22	178,882	$37.93	196,800	$24.38
Granted	197,078	$42.56	227,481	$39.74	137,034	$42.20
Vested	(134,407)	$37.99	(83,384)	$37.61	(132,764)	$24.24
Forfeited	(22,445)	$41.32	(22,837)	$40.21	(22,188)	$26.06
Unvested, end of year	340,368	$41.50	300,142	$39.22	178,882	$37.93

The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, with the majority vesting in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2019, 2018 and 2017 was $5.3 million, $3.2 million and $5.5 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Share based compensation expense	$7,178	$6,228	$7,688
U.S. tax benefit on share based compensation expense	$872	$716	$2,093

As of December 31, 2019, the Company had $8.6 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.

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
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. James River Group paid a $21.1 million dividend to James River UK during 2017 and remitted $1.1 million of dividend withholding taxes to the U.S. tax authorities for the year ending December 31, 2017. No similar distributions occurred in 2019 or 2018.
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
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2016.
Financial results for 2017 reflect provisional amounts related to the December 2017 enactment of the Tax Act.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The Company did not record any amounts related to the changes in loss reserve discounting required by the Tax Act during 2017. These changes required the Internal Revenue Service to publish new discount factors based on loss payment patterns and interest rates determined under the Tax Act. During 2018, factors were published that allowed the Company to adjust its current and deferred tax liabilities based on the provisions of the Tax Act. The Tax Act has specific transition provisions associated with reserve discounting. The initial impact of the proposed regulations in 2018 was an increase to our deferred tax asset for the additional discount as of December 31, 2017 of $8.8 million offset by an increase to our deferred tax liability of $8.8 million representing the 8 year transition provision required by the Tax Act. During 2018, $1.1 million of this transition provision was recognized in our current provision and adjusted out of our deferred tax liability. The regulations were finalized in 2019, and the remaining reserve adjustment at December 31, 2019 based on these final regulations is $5.7 million to be recognized over the next six years at $950,000 per year. There were other provisions of the Tax Act for which the Company finalized its estimates during 2018, and the impact of these was immaterial.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 21% have been used in 2019 and 2018 for Bermuda and the U.S., respectively. A Federal statutory rate of 35% has been used for the U.S. in 2017. U.S. deferred taxes were remeasured at 21% at December 31, 2017. U.S. income before Federal income taxes was $70.7 million, $37.5 million, and $50.1 million for the years ending December 31, 2019, 2018, and 2017, respectively. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Federal income tax expense at applicable statutory rates	$14,843	$7,875	$17,541
Tax-exempt investment income	(230)	(272)	(586)
Dividends received deduction	(307)	(307)	(792)
Excess tax benefits on share based compensation	(1,099)	(567)	(2,114)
Effect of tax rate reduction on deferred tax liability	—	220	(3,498)
Other	99	145	(90)
Federal income tax expense	$13,306	$7,094	$10,461
U.S. state income tax expense (benefit)	222	(86)	65
U.S. dividend withholding tax	—	—	1,053
Total income tax expense	$13,528	$7,008	$11,579

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The significant components of net deferred tax assets (liabilities) at the corporate income tax rate of 21% for the years ended December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$2,563	$2,456
Reserve for losses and loss adjustment expenses	12,286	7,482
Unearned premiums	8,226	5,711
Share based compensation	1,482	1,352
Allowance for doubtful accounts	1,188	829
Property and equipment	16	1,909
Other	1,974	1,903
Total deferred tax assets	27,735	21,642
Deferred tax liabilities:
Intangible assets	7,381	7,461
Net unrealized gains	5,792	887
Deferred policy acquisition costs	4,448	3,491
Equity method investments	9,316	8,582
Other	134	167
Total deferred tax liabilities	27,071	20,588
Net deferred tax assets	$664	$1,054

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2019 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2019 or 2018.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2019, 2018, and 2017, the Company paid $586,000, $823,000, and $3.4 million, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $1.5 million, $2.1 million, and $2.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.

14.	Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Amortization of policy acquisition costs	$83,893	$111,103	$116,001
Other underwriting expenses of the insurance segments	59,351	63,029	55,662
Other operating expenses of the Corporate and Other segment	27,664	26,903	25,330
Total	$170,908	$201,035	$196,993

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Other expenses consist of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Employee severance	$1,055	$1,386	$147
Income on leased building the Company was previously deemed to own for accounting purposes	—	(623)	(248)
Legal and professional services related to secondary share offerings	—	337	535
Other	—	—	105
Impairment of intangible asset	—	200	—
Total	$1,055	$1,300	$539

15.	Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2019, 2018, and 2017, the expense associated with the Savings Plans totaled $3.2 million, $2.9 million, and $2.5 million, respectively.

16.	Commitments and Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $22.7 million of letters of credit were issued through December 31, 2019 which were secured by deposits of $35.9 million. Under the 2013 Facility, $77.6 million of letters of credit were issued through December 31, 2019 which were secured by deposits of $93.9 million. Under the 2017 Facility, $21.9 million of letters of credit were issued through December 31, 2019 which were secured by deposits of $51.5 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $283.2 million at December 31, 2019.
The Company previously issued a set of insurance contracts to Rasier under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier.
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2019, the Company held collateral funds of $1,199.2 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

17.	Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$51,381	$(23,201)	$11,091
U.S. income taxes	(3,510)	483	(2,374)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	47,871	(22,718)	8,717
Less reclassification adjustment:
Net realized investment gains (losses)	1,081	(554)	(835)
U.S. income taxes	(152)	39	333
Reclassification adjustment for investment gains (losses) realized in net income	929	(515)	(502)
Other comprehensive income (loss)	$46,942	$(22,203)	$9,219

In addition to the $1.1 million of net realized investment gains and $554,000 and $835,000 of net realized investment losses on available-for-sale fixed maturity securities for the years ended December 31, 2019, 2018, and 2017, the Company recognized $10.1 million of net realized and unrealized investment losses, $1.1 million of net realized and unrealized investment gains, and $1.2 million of net realized and unrealized investment losses in the respective years on its investments in bank loan participations. Net realized and unrealized gains and losses on investments for 2019 and 2018 also include $6.3 million of net gains and $6.0 million of net losses, respectively, for the change in net unrealized gains on equity securities in accordance with the Company's adoption of ASU 2016-01 effective January 1, 2018.

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
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment is included in that segment’s underwriting profit (loss). Gross fee income of $9.1 million, $13.9 million and $17.0 million was included in underwriting profit for the years ended December 31, 2019, 2018 and 2017, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2019
Gross written premiums	$922,320	$387,642	$160,773	$—	$1,470,735
Net earned premiums	625,528	54,338	143,880	—	823,746
Segment revenues	657,501	61,241	183,700	4,683	907,125
Net investment income	21,358	3,802	46,325	4,167	75,652
Interest expense	—	—	—	10,596	10,596
Underwriting profit (loss) of operating segments	19,157	5,913	(7,161)	—	17,909
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,481,934	786,433	1,699,473	56,565	5,024,405

As of and for the Year Ended December 31, 2018
Gross written premiums	$656,538	$374,346	$135,889	$—	$1,166,773
Net earned premiums	555,684	55,146	204,568	—	815,398
Segment revenues	580,785	56,717	243,178	4,919	885,599
Net investment income	14,456	3,262	38,838	4,700	61,256
Interest expense	—	—	—	11,553	11,553
Underwriting profit of operating segments	42,834	6,972	5,103	—	54,909
Segment goodwill	181,831	—	—	—	181,831
Segment assets	972,111	633,689	1,453,754	77,222	3,136,776

As of and for the Year Ended December 31, 2017
Gross written premiums	$530,120	$316,430	$235,355	$—	$1,081,905
Net earned premiums	463,521	68,110	209,478	—	741,109
Segment revenues	493,853	70,366	240,751	12,655	817,625
Net investment income	15,014	2,532	31,507	12,066	61,119
Interest expense	—	—	—	8,974	8,974
Underwriting profit (loss) of operating segments	29,693	3,166	(1,765)	—	31,094
Segment goodwill	181,831	—	—	—	181,831
Segment assets	843,486	439,416	1,379,866	93,927	2,756,695

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

The following table reconciles the underwriting profit (loss) of operating segments by individual segment to income before taxes:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,157	$42,834	$29,693
Specialty Admitted Insurance	5,913	6,972	3,166
Casualty Reinsurance	(7,161)	5,103	(1,765)
Total underwriting profit of operating segments	17,909	54,909	31,094
Other operating expenses of the Corporate and Other segment	(27,664)	(26,903)	(25,330)
Underwriting (loss) profit	(9,755)	28,006	5,764
Net investment income	75,652	61,256	61,119
Net realized and unrealized losses on investments	(2,919)	(5,479)	(1,989)
Other income	1,137	505	361
Other expenses	(1,055)	(1,300)	(539)
Interest expense	(10,596)	(11,553)	(8,974)
Amortization of intangible assets	(597)	(597)	(597)
Income before income taxes	$51,867	$70,838	$55,145

The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Commercial Auto	$405,565	$322,126	$247,960
Excess Casualty	118,954	66,452	51,160
General Casualty	115,832	54,127	38,097
Manufacturers and Contractors	105,096	79,160	85,719
Energy	45,442	33,942	29,704
Excess Property	31,606	16,963	14,447
Allied Health	26,713	30,450	19,181
Life Sciences	24,462	16,636	12,981
Small Business	19,725	14,808	11,307
Environmental	16,539	10,499	7,920
Professional Liability	6,441	5,916	6,326
Sports and Entertainment	4,212	3,685	3,021
Medical Professionals	1,733	1,774	2,297
Total Excess and Surplus Lines segment	922,320	656,538	530,120
Specialty Admitted Insurance segment	387,642	374,346	316,430
Casualty Reinsurance segment	160,773	135,889	235,355
Total	$1,470,735	$1,166,773	$1,081,905

The Company does business with three brokers that generated $472.6 million, $115.2 million and $98.6 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2019, representing 32.1% (BB&T

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Insurance Services), 7.8% and 6.7% of consolidated gross written premiums and 51.2%, 12.5% and 10.7% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2019. The Company did business with one insured (Rasier, whose insurance policies were canceled as of December 31, 2019) that generated $374.2 million of gross written premiums and $9.1 million of gross fee income for the Excess and Surplus Lines segment for the year ended December 31, 2019, representing 25.4% of consolidated gross written premiums and 40.6% of the Excess and Surplus Lines segment’s gross written premiums. No other insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $146.5 million (Atlas General Insurance Services) and $53.2 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2019, representing 10.0% and 3.6% of the consolidated gross written premiums and 37.8% and 13.7% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2019.
The Company does business with four brokers that generated $53.7 million, $45.1 million, $42.4 million, and $16.7 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2019, representing 3.7%, 3.1%, 2.9%, and 1.1% of consolidated gross written premiums and 33.4%, 28.1%, 26.4%, and 10.4% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2019. The Casualty Reinsurance segment assumed business from three unaffiliated ceding companies that generated $96.4 million, $30.7 million, and $22.6 million of gross written premiums for the year ended December 31, 2019, representing 6.6%, 2.1%, and 1.5% of consolidated gross written premiums and 59.9%, 19.1%, and 14.0% of the Casualty Reinsurance segment’s gross written premiums, respectively.

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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$167,101	$—	$167,101
Residential mortgage-backed	—	264,146	—	264,146
Corporate	—	632,221	—	632,221
Commercial mortgage and asset-backed	—	252,457		252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,173	494	—	115,667
Redeemable preferred stock	—	2,034	—	2,034
Total fixed maturity securities, available-for-sale	$115,173	$1,318,453	$—	$1,433,626
Equity securities:
Preferred stock	$—	$62,747	$—	$62,747
Common stock	14,669	3,276	43	17,988
Total equity securities	$14,669	$66,023	$43	$80,735
Short-term investments	$—	$156,925	$—	$156,925
Assets measured at fair value on a recurring basis as of December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$149,295	$—	$149,295
Residential mortgage-backed	—	204,109	—	204,109
Corporate	—	524,768	—	524,768
Commercial mortgage and asset-backed	—	192,797	4,228	197,025
U.S. Treasury securities and obligations guaranteed by the U.S. government	106,651	542	—	107,193
Redeemable preferred stock	—	1,812	—	1,812
Total fixed maturity securities, available-for-sale	$106,651	$1,073,323	$4,228	$1,184,202
Equity securities:
Preferred stock	$—	$60,740	$—	$60,740
Common stock	16,674	757	214	17,645
Total equity securities	$16,674	$61,497	$214	$78,385
Short-term investments	$1,250	$80,716	$—	$81,966

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities and equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$4,442	$4,680	$5,000
Transfers in to Level 3	3,010	—	—
Transfers out of Level 3	(7,238)	—	—
Purchases		214	—
Sales	—	—	—
Maturities and calls		(452)	(320)
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(171)	—	—
Included in other comprehensive income	—	—	—
Ending balance	$43	$4,442	$4,680

The Company held one available-for-sale fixed maturity security at December 31, 2018 and 2017 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.2 million for the security at December 31, 2018 and $4.7 million at December 31, 2017. During 2019 a principle payment of $456,000 was received and the Company was able to obtain a quoted price from a pricing vendor for the security. The available-for-sale fixed maturity security was transferred to Level 2. The Company held one equity security at December 31, 2019 and 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity security of $43,000 at December 31, 2019 and $214,000 at December 31, 2018. During 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. The Company was then able to obtain a quoted price from a pricing vendor for the equity security and it was transferred from Level 3 to Level 2.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2019, 2018 or 2017. The Company recognizes transfers between levels at the beginning of the reporting period.
Total losses of $171,000 were included in earnings for the year ended December 31, 2019 attributable to the change in unrealized losses relating to the one Level 3 asset valued at fair value on a recurring basis that is still held at December 31, 2019.
The Company measures certain bank loan participations at fair value on a non-recurring basis during the year as part of the Company’s impairment evaluation when loans are determined by management to be impaired.
Assets measured at fair value on a nonrecurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2019
Bank loan participations held-for-investment	$—	$—	$6,949	$6,949
December 31, 2018
Bank loan participations held-for-investment	$—	$—	$—	$—

Bank loan participations held for investment that were determined to be impaired were written down to their fair value of $6.9 million at December 31, 2019. Management concluded that none of the bank loan participations held-for-investment were impaired as of December 31, 2018.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2019 and 2018.
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,433,626	$1,433,626	$1,184,202	$1,184,202
Equity securities	80,735	80,735	78,385	78,385
Bank loan participations held-for-investment	260,864	252,423	260,972	250,697
Cash and cash equivalents	206,912	206,912	172,457	172,457
Restricted cash equivalents	1,199,164	1,199,164	—	—
Short-term investments	156,925	156,925	81,966	81,966
Other invested assets – notes receivable	13,250	18,756	13,250	18,687
Liabilities
Senior debt	158,300	158,043	118,300	118,317
Junior subordinated debt	104,055	122,193	104,055	117,057

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and Junior Subordinated Debt at December 31, 2019 and 2018 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2019 and 2018, respectively.
The fair values of bank loan participations held-for-investment, senior debt, and Junior Subordinated Debt at December 31, 2019 and 2018 were determined using inputs to the valuation methodology that are unobservable (Level 3).

20.	Statutory Matters
U.S.
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

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
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2019, 2018, and 2017 and for the years then ended are summarized as follows:

	2019	2018	2017
	(in thousands)
Statutory net income	$3,586	$6,770	$31,881
Statutory capital and surplus	266,715	241,668	219,132
Minimum required statutory capital and surplus	111,208	24,850	25,000

Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2019, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
The Company has two Bermuda-based insurance subsidiaries: JRG Re, a Class 3B insurer and Carolina Re, a Class 3A insurer.  Under the Bermuda Insurance Act 1978 and related regulations, an insurer must maintain minimum statutory capital and surplus at the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”), which is the higher of the MSM and capital calculated by the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal model.  The combined Bermuda insurers minimum statutory solvency margin required at December 31, 2019 was approximately $161.4 million (2018: $161.3 million). Actual combined statutory capital and surplus at December 31, 2019 was $502.6 million (2018: $439.4 million). The insurers had combined statutory net income of $53.2 million for 2019, $86.5 million for 2018, and $20.1 million for 2017.  The combined ECR for the year ended December 31, 2018 was $283.6 million.  The BSCR models for the year ended December 31, 2019 will not be filed with the Bermuda Monetary Authority until April 30, 2020.  The Company believes that the minimum statutory capital and surplus requirements will be met.
The insurers must also maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, quoted alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total insurance provisions and other liabilities less deferred income taxes and letters of credit, guarantees and other instruments. As of December 31, 2019 the minimum liquidity ratio requirements were met.

21.	Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2020 without regulatory approval is $26.7 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

Bermuda
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach.  An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus.  The maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2019 is calculated to be approximately $125.6 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
As of December 31, 2019, JRG Holdings had consolidated retained earnings of $89.6 million, all of which was available for the payment of dividends to shareholders.

22.	Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $2.1 million, $2.6 million, and $2.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The Chief Executive Officer of the Company previously owned a plane that the Company periodically leased. Total fees paid by the Company for the use of this plane were $0, $123,000, and $314,000 for 2019, 2018, and 2017, respectively.
Upon the Company’s initial public offering in 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with one of the Company's Independent Directors. Under the terms of the Consulting Agreement, the director received $37,500 in 2017 for investment and other business consulting services. The Consulting Agreement was terminated on March 31, 2017.

23.	Subsequent Events
On February 19, 2020, the Board of Directors declared a cash dividend of $0.30 per share. The dividend is payable on March 31, 2020 to shareholders of record on March 16, 2020.
On February 19, 2020, the Board of Directors granted awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors. RSUs for 179,016 shares were awarded with a fair value on the date of grant of $43.55 per share. The RSUs vest over one to three year periods, depending on the award.

24.	Unaudited Selected Quarterly Financial Data
The following is a summary of the unaudited quarterly results of operations:

	2019 Quarter				2019
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$327,334	$380,003	$388,228	$375,170	$1,470,735
Total revenues	214,127	220,374	231,474	241,150	907,125
Net income (loss)	22,728	20,307	(25,167)	20,471	38,339
Comprehensive income (loss)	42,988	41,039	(15,710)	16,964	85,281
Earnings (loss) per share:
Basic (1)	$0.76	$0.67	$(0.83)	$0.67	$1.27
Diluted (1)	$0.75	$0.66	$(0.83)	$0.67	$1.25

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2019, 2018, and 2017

	2018 Quarter				2018
	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Gross written premiums	$298,116	$293,378	$279,969	$295,310	$1,166,773
Total revenues	218,344	228,041	224,692	214,522	885,599
Net income	15,633	16,984	19,581	11,632	63,830
Comprehensive (loss) income	(2,914)	10,426	15,192	18,923	41,627
Earnings per share:
Basic (1)	$0.53	$0.57	$0.65	$0.39	$2.14
Diluted (1)	$0.52	$0.56	$0.64	$0.38	$2.11

(1)	Since the weighted-average shares for the quarter are calculated independently of the weighted-average shares for the year, quarterly earnings per share may not total to annual earnings per share.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$159,894	$167,101	$167,101
Residential mortgage-backed	261,524	264,146	264,146
Corporate	611,304	632,221	632,221
Commercial mortgage and asset-backed	249,309	252,457	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	115,667	115,667
Redeemable preferred stock	2,025	2,034	2,034
Total fixed maturity securities, available-for-sale	1,398,533	1,433,626	1,433,626
Equity securities, available-for-sale
Preferred Stock	52,557	62,747	62,747
Common Stock	20,687	17,988	17,988
Total equity securities	73,244	80,735	80,735
Bank loan participations, held-for-investment, net of allowance	260,864	252,423	260,864
Short-term investments	156,925	156,925	156,925
Other invested assets			16,741
Total invested assets			$1,948,891

(1)	Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2019	2018
	(in thousands)
Assets
Cash and cash equivalents	$1,521	$240
Investment in subsidiaries	987,221	882,407
Due from subsidiaries	7,371	5,775
Other assets	2,842	1,579
Total assets	$998,955	$890,001
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,592	$2,322
Senior debt	143,300	103,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	40,000	40,000
Due to subsidiaries	18,822	18,605
Other liabilities	732	605
Total liabilities	220,374	180,760
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	657,875	645,310
Retained earnings	89,586	79,753
Accumulated other comprehensive income (loss)	31,114	(15,828)
Total shareholders’ equity	778,581	709,241
Total liabilities and shareholders’ equity	$998,955	$890,001

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues:
Other income	$61	$58	$49
Total revenues	61	58	49
Expenses:
Other operating expenses	14,267	13,768	10,375
Other expenses	—	337	640
Interest expense	5,047	5,122	4,130
Total expenses	19,314	19,227	15,145
Loss before equity in net income of subsidiaries	(19,253)	(19,169)	(15,096)
Equity in net income of subsidiaries	57,592	82,999	58,662
Net income	$38,339	$63,830	$43,566
Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	46,942	(22,203)	9,219
Total comprehensive income	$85,281	$41,627	$52,785
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$38,339	$63,830	$43,566
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	182	176	176
Share based compensation expense	7,178	6,228	7,688
Equity in undistributed earnings of subsidiaries	(49,592)	6,000	(23,662)
Changes in operating assets and liabilities	(2,782)	(5,653)	684
Net cash (used in) provided by operating activities	(6,675)	70,581	28,452
Investing activities
Dividends from subsidiaries	—	—	20,000
Net cash provided by investing activities	—	—	20,000
Financing activities
Dividends paid	(36,720)	(36,123)	(50,832)
Senior debt issuance	60,000	20,000	10,000
Senior debt repayments	(20,000)	—	—
Subsidiary note repayments	—	(60,000)	—
Debt issue costs paid	(711)	—	—
Issuances of common shares under equity incentive plans	8,286	5,172	1,708
Common share repurchases	(2,899)	(2,239)	(9,448)
Net cash provided by (used in) financing activities	7,956	(73,190)	(48,572)
Change in cash and cash equivalents	1,281	(2,609)	(120)
Cash and cash equivalents at beginning of period	240	2,849	2,969
Cash and cash equivalents at end of period	$1,521	$240	$2,849
Supplemental information
Interest paid	$5,710	$5,052	$4,612

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
The Company recorded right-of-use assets of $17.2 million and lease liabilities of $17.8 million at adoption of the new standard associated with operating leases for office space in Bermuda, North Carolina, Virginia, Arizona, and Georgia. The new standard did not materially impact the Company's results of operations, earnings per share, or cash flows, and did not impact compliance under the covenants of the Company's current credit agreements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2019
Excess and Surplus Lines	$24,428	$1,245,581	$267,924	$625,528	$21,358	$528,133	$49,720	$87,326	$685,814
Specialty Admitted	(2,902)	511,027	115,606	54,338	3,802	34,860	(3,560)	13,986	58,637
Casualty Reinsurance	40,480	288,898	140,847	143,880	46,325	109,109	37,733	41,932	151,699
Corporate and Other	—	—	—	—	4,167	—	—	27,664	—
Total	$62,006	$2,045,506	$524,377	$823,746	$75,652	$672,102	$83,893	$170,908	$896,150
December 31, 2018
Excess and Surplus Lines	$16,736	$960,562	$175,231	$555,684	$14,456	$437,904	$48,299	$88,865	$571,098
Specialty Admitted	(1,829)	426,315	84,659	55,146	3,262	32,623	(1,792)	15,551	55,840
Casualty Reinsurance	39,543	274,582	126,583	204,568	38,838	129,749	64,596	69,716	135,734
Corporate and Other	—	—	—	—	4,700	—	—	26,903	—
Total	$54,450	$1,661,459	$386,473	$815,398	$61,256	$600,276	$111,103	$201,035	$762,672
December 31, 2017
Excess and Surplus Lines	$17,050	$759,043	$149,047	$463,521	$15,014	$371,717	$45,158	$79,136	$469,891
Specialty Admitted	(725)	271,446	73,649	68,110	2,532	44,863	5,605	20,081	60,957
Casualty Reinsurance	56,040	261,860	195,418	209,478	31,507	138,797	65,238	72,446	235,778
Corporate and Other	—	—	—	—	12,066	—	—	25,330	—
Total	$72,365	$1,292,349	$418,114	$741,109	$61,119	$555,377	$116,001	$196,993	$766,626

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2019
Excess and Surplus Lines Written Premiums	$922,320	$236,506	$—	$685,814	—
Specialty Admitted Written Premiums	383,628	329,005	4,014	58,637	6.8%
Casualty Reinsurance Written Premiums	—	9,074	160,773	151,699	106.0%
Total Written Premiums	$1,305,948	$574,585	$164,787	$896,150	18.4%
Year Ended December 31, 2018
Excess and Surplus Lines Written Premiums	$656,538	$85,440	$—	$571,098	—
Specialty Admitted Written Premiums	370,684	318,506	3,662	55,840	6.6%
Casualty Reinsurance Written Premiums	—	155	135,889	135,734	100.1%
Total Written Premiums	$1,027,222	$404,101	$139,551	$762,672	18.3%
Year Ended December 31, 2017
Excess and Surplus Lines Written Premiums	$530,077	$60,229	$43	$469,891	—
Specialty Admitted Written Premiums	313,642	255,473	2,788	60,957	4.6%
Casualty Reinsurance Written Premiums	—	(423)	235,355	235,778	99.8%
Total Written Premiums	$843,719	$315,279	$238,186	$766,626	31.1%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2019
Allowance for Doubtful Accounts	$3,948	$2,523	$(812)	$5,659
Allowance for Credit Losses on Bank Loans	—	8,898	(1,717)	7,181
Total	$3,948	$11,421	$(2,529)	$12,840
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$2,757	$1,504	$(313)	$3,948
Allowance for Credit Losses on Bank Loans	3,219	950	(4,169)	—
Total	$5,976	$2,454	$(4,482)	$3,948
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$2,136	$1,029	$(408)	$2,757
Allowance for Credit Losses on Bank Loans	943	2,424	(148)	3,219
Total	$3,079	$3,453	$(556)	$5,976

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Deferred policy acquisition costs	$62,006	$54,450	$72,365
Reserve for losses and loss adjustment expenses	2,045,506	1,661,459	1,292,349
Unearned premiums	524,377	386,473	418,114
Net earned premiums	823,746	815,398	741,109
Net investment income	75,652	61,256	61,119
Losses and loss adjustment expenses incurred:
Current year	603,094	582,604	533,905
Prior year	69,008	17,672	21,472
Total losses and loss adjustment expenses incurred	672,102	600,276	555,377
Amortization of policy acquisition costs	83,893	111,103	116,001
Paid losses and loss adjustment expenses, net of reinsurance	488,729	396,013	326,680
Net written premiums	896,150	762,672	766,626