Form 10-Q
period 2020-03-31
James River Group Holdings, Ltd.
filed 2020-04-30
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at April 28, 2020: 30,520,428

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•	the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;

•	inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;

•	the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;

•	adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;

•	a decline in our financial strength rating resulting in a reduction of new or renewal business;

•	reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain, such relationships;

•	reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain, or decision to terminate, such relationships;

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

•
losses from catastrophic events, such as natural disasters and terrorist acts, which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;

•	the effects of the COVID-19 pandemic and associated government actions on our operations and financial performance;

•	potential effects on our business of emerging claim and coverage issues;

•	exposure to credit risk, interest rate risk and other market risk in our investment portfolio;

•	our ability to obtain reinsurance coverage at prices and on terms that allow us to transfer risk and adequately protect our company against financial loss;

•	the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;

•	our ability to manage our growth effectively;

•	inadequacy of premiums we charge to compensate us for our losses incurred;

•	failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”); and

•	changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed with the SEC on February 27, 2020.
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

PART 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2020	December 31, 2019
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2020 – $1,540,822; 2019 – $1,398,533)	$1,570,605	$1,433,626
Equity securities, at fair value (cost: 2020 – $77,218; 2019 – $73,244)	71,394	80,735
Bank loan participations (2020: at fair value; 2019: held-for-investment, at amortized cost, net of allowance)	202,888	260,864
Short-term investments	71,058	156,925
Other invested assets	47,697	61,210
Total invested assets	1,963,642	1,993,360

Cash and cash equivalents	291,223	206,912
Restricted cash equivalents	1,107,321	1,199,164
Accrued investment income	13,781	13,597
Premiums receivable and agents’ balances, net	312,842	369,462
Reinsurance recoverable on unpaid losses, net	691,669	668,045
Reinsurance recoverable on paid losses	42,201	33,221
Prepaid reinsurance premiums	205,175	178,976
Deferred policy acquisition costs	58,618	62,006
Intangible assets, net	36,791	36,940
Goodwill	181,831	181,831
Other assets	91,716	80,891
Total assets	$4,996,810	$5,024,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2020	December 31, 2019
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,043,358	$2,045,506
Unearned premiums	539,564	524,377
Payables to reinsurers	109,499	108,059
Funds held	1,107,321	1,199,164
Senior debt	277,300	158,300
Junior subordinated debt	104,055	104,055
Accrued expenses	51,808	58,416
Other liabilities	43,588	47,947
Total liabilities	4,276,493	4,245,824
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2020 and 2019: $0.0002 par value; 200,000,000 shares authorized; 30,520,428 and 30,424,391 shares issued and outstanding, respectively	6	6
Preferred Shares – 2020 and 2019: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	657,704	657,875
Retained earnings	35,412	89,586
Accumulated other comprehensive income	27,195	31,114
Total shareholders’ equity	720,317	778,581
Total liabilities and shareholders’ equity	$4,996,810	$5,024,405

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share amounts)
Revenues
Gross written premiums	$283,841	$327,334
Ceded written premiums	(149,187)	(119,593)
Net written premiums	134,654	207,741
Change in net unearned premiums	11,264	(17,589)
Net earned premiums	145,918	190,152
Net investment income	20,836	19,431
Net realized and unrealized (losses) gains on investments	(58,407)	1,625
Other income	1,937	2,919
Total revenues	110,284	214,127
Expenses
Losses and loss adjustment expenses	96,856	139,927
Other operating expenses	51,621	45,752
Interest expense	2,876	2,808
Amortization of intangible assets	149	149
Total expenses	151,502	188,636
(Loss) income before taxes	(41,218)	25,491
Income tax (benefit) expense	(4,403)	2,763
Net (loss) income	(36,815)	22,728
Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(1,391) in 2020 and $1,446 in 2019	(3,919)	20,260
Total comprehensive (loss) income	$(40,734)	$42,988
Per share data:
Basic (loss) earnings per share	$(1.21)	$0.76
Diluted (loss) earnings per share	$(1.21)	$0.75
Dividend declared per share	$0.30	$0.30
Weighted-average common shares outstanding:
Basic	30,476,307	30,059,398
Diluted	30,476,307	30,472,304

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net loss	—	—	—	—	(36,815)	—	(36,815)
Other comprehensive loss	—	—	—	—	—	(3,919)	(3,919)
Dividends	—	—	—	—	(9,267)	—	(9,267)
Vesting of RSUs	96,037	—	—	(2,038)	—	—	(2,038)
Compensation expense under share incentive plans	—	—	—	1,867	—	—	1,867
Cumulative effect of fair value option election (see Note 1)	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13 (see Note 1)	—	—	—	—	(265)	—	(265)
Balances at March 31, 2020	30,520,428	$6	$—	$657,704	$35,412	$27,195	$720,317

Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	22,728	—	22,728
Other comprehensive income	—	—	—	—	—	20,260	20,260
Dividends	—	—	—	—	(9,144)	—	(9,144)
Exercise of stock options	98,975	—	—	2,632	—	—	2,632
Vesting of RSUs	74,610	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	1,674	—	—	1,674
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease	—	—		—	8,280	—	8,280
Balances at March 31, 2019	30,162,045	$6	$—	$648,242	$101,617	$4,432	$754,297

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities	$(65,305)	$35,450
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(182,205)	(130,362)
Sales – fixed maturity securities	4,513	45,466
Maturities and calls – fixed maturity securities	34,861	39,215
Purchases – equity securities	(7,435)	(2,753)
Sales – equity securities	3,295	263
Bank loan participations:
Purchases	(18,408)	(21,746)
Sales	9,735	6,602
Maturities	13,220	11,355
Other invested assets:
Purchases	(438)	—
Return of capital	253	260
Redemptions	13,133	—
Short-term investments, net	85,867	(10,168)
Securities receivable or payable, net	(5,770)	14,643
Purchases of property and equipment	(342)	(144)
Net cash used in investing activities	(49,721)	(47,369)
Financing activities
Senior debt issuances	119,000	—
Senior debt repayments	—	(20,000)
Dividends paid	(9,468)	(9,244)
Issuance of common shares under equity incentive plans	—	2,632
Common share repurchases	(2,038)	(1,374)
Net cash provided by (used in) financing activities	107,494	(27,986)
Change in cash, cash equivalents, and restricted cash equivalents	(7,532)	(39,905)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,406,076	172,457
Cash, cash equivalents, and restricted cash equivalents at end of period	$1,398,544	$132,552
Supplemental information
Interest paid	$3,248	$3,339

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

Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.3 million and $31.2 million as of March 31, 2020 and December 31, 2019, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The outbreak of the coronavirus pandemic in the first quarter of 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $41.2 million for the three months ended March 31, 2020 and recorded a U.S. federal income tax benefit of $4.4 million. For the three months ended March 31, 2019, our U.S. federal income tax expense was 10.8% of income before taxes.
Adopted Accounting Standards
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach, by which a cumulative-effect adjustment was made to retained earnings as of the date of adoption. This update requires financial assets measured at amortized cost, such as bank loan participations held for investment, to be presented at the net amount expected to be collected by means of an allowance for credit losses that is reflected in net income. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost.
In connection with the adoption of this ASU, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. The targeted transition relief offered by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief was applied to elect the fair value option to account for bank loan participations already held at the January 1, 2020 date of adoption. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized (losses) gains on investments. At adoption on January 1, 2020, the Company reduced the carrying value of its bank loan portfolio to fair value through an $8.4 million adjustment with a $7.8 million (net of tax) cumulative effect adjustment to reduce retained earnings.
Upon adoption of this ASU, the Company established an allowance for uncollectible reinsurance balances through a $265,000 (net of tax) cumulative effect adjustment to retained earnings. Because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, the effect of adoption was not material to our financial position.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2020
Fixed maturity securities:
State and municipal	$173,919	$8,007	$(551)	$181,375
Residential mortgage-backed	298,904	9,366	(831)	307,439
Corporate	669,191	19,583	(3,753)	685,021
Commercial mortgage and asset-backed	274,448	3,790	(9,259)	268,979
U.S. Treasury securities and obligations guaranteed by the U.S. government	122,335	3,688	—	126,023
Redeemable preferred stock	2,025	—	(257)	1,768
Total fixed maturity securities, available-for-sale	$1,540,822	$44,434	$(14,651)	$1,570,605
December 31, 2019
Fixed maturity securities:
State and municipal	$159,894	$7,949	$(742)	$167,101
Residential mortgage-backed	261,524	3,244	(622)	264,146
Corporate	611,304	21,306	(389)	632,221
Commercial mortgage and asset-backed	249,309	3,954	(806)	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	1,229	(39)	115,667
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,398,533	$37,691	$(2,598)	$1,433,626

The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2020 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$108,264	$108,823
After one year through five years	472,749	484,651
After five years through ten years	253,007	260,236
After ten years	131,425	138,709
Residential mortgage-backed	298,904	307,439
Commercial mortgage and asset-backed	274,448	268,979
Redeemable preferred stock	2,025	1,768
Total	$1,540,822	$1,570,605

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2020
Fixed maturity securities:
State and municipal	$33,372	$(551)	$—	$—	$33,372	$(551)
Residential mortgage-backed	27,670	(830)	27	(1)	27,697	(831)
Corporate	157,118	(3,749)	1,251	(4)	158,369	(3,753)
Commercial mortgage and asset-backed	109,143	(6,962)	37,859	(2,297)	147,002	(9,259)
Redeemable preferred stock	1,768	(257)	—	—	1,768	(257)
Total fixed maturity securities, available-for-sale	$329,071	$(12,349)	$39,137	$(2,302)	$368,208	$(14,651)
December 31, 2019
Fixed maturity securities:
State and municipal	$30,028	$(741)	$667	$(1)	$30,695	$(742)
Residential mortgage-backed	23,632	(78)	37,363	(544)	60,995	(622)
Corporate	45,550	(365)	9,933	(24)	55,483	(389)
Commercial mortgage and asset-backed	46,434	(406)	56,720	(400)	103,154	(806)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,474	(22)	7,168	(17)	15,642	(39)
Total fixed maturity securities, available-for-sale	$154,118	$(1,612)	$111,851	$(986)	$265,969	$(2,598)

The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets which are reflected in the fair values of our investments. At March 31, 2020, the Company held fixed maturity securities of 147 issuers that were in an unrealized loss position with a total fair value of $368.2 million and gross unrealized losses of $14.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At March 31, 2020, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2020 had an aggregate fair value of $5.6 million and an aggregate net unrealized gain of $17,000.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. This update changed the impairment model for available-for-sale fixed maturities and requires the Company to determine whether unrealized losses on available-for-sale fixed maturities are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized (losses) gains on investments. Unrealized losses that are not credit-related will continue to be recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 had experienced an other-than-temporary impairment. At March 31, 2019, management concluded that three fixed maturity securities from one issuer that we intended to sell at a loss in the second quarter were impaired. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019.
In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. The targeted transition relief offered by ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief was applied to elect the fair value option to account for bank loan participations already held at the January 1, 2020 date of adoption. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At adoption on January 1, 2020, the Company applied the amendments on a modified retrospective basis, reducing the carrying value of its bank loan portfolio to fair value through an $8.4 million adjustment with a $7.8 million (net of tax) cumulative effect adjustment to reduce retained earnings.
Applying the fair value option to the bank loan portfolio will increase volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At March 31, 2020, the Company's bank loan portfolio had an aggregate fair value of $202.9 million and unpaid principal of $260.2 million. Interest income on bank loan participations included in net investment income was $4.1 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. Net realized and unrealized (losses) gains on investments includes losses of $43.9 million related to changes in unrealized gains and losses on bank loan participations in the three months ended March 31, 2020 and management concluded that $5.0 million of those losses were due to credit-related impairments. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
Prior to the election of the fair value option on January 1, 2020, bank loan participations were classified as held-for-investment and carried at amortized cost net of any allowance for credit losses. Under the prior accounting method, management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired at December 31, 2019. At December 31, 2019, the impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer who was experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that two of the loans in the Company’s loan portfolio were impaired at March 31, 2019. At March 31, 2019, the impaired loans had a carrying value of $4.4 million, unpaid principal of $5.9 million, and an allowance for credit losses of $1.5 million.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2020 or December 31, 2019.
The average recorded investment in impaired bank loans was $2.2 million during the three months ended March 31, 2019. No investment income was recognized during the period that the loans were impaired and net realized investment losses of $1.5 million were recorded in the three months ended March 31, 2019 for changes in the fair value of impaired bank loans.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturity securities:
Gross realized gains	$215	$177
Gross realized losses	(1)	(405)
	214	(228)
Bank loan participations:
Gross realized gains	103	13
Gross realized losses	(1,309)	(1,692)
Changes in fair values of bank loan participations	(43,947)	—
	(45,153)	(1,679)
Equity securities:
Gross realized gains	—	—
Gross realized losses	(170)	(18)
Changes in fair values of equity securities	(13,315)	3,549
	(13,485)	3,531
Short-term investments and other:
Gross realized gains	18	1
Gross realized losses	(1)	—
	17	1
Total	$(58,407)	$1,625

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)
Renewable energy LLCs (a)	$31,305	$31,219	$834	$921
Renewable energy notes receivable (b)	2,680	8,750	166	328
Limited partnerships (c)	9,212	16,741	(569)	2,069
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$47,697	$61,210	$517	$3,404

(a)
The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.2% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Chairman and Chief Executive Officer ("CEO") has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $747,000 and $253,000 in the three months ended March 31, 2020 and 2019, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(b)
The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At December 31, 2019, the Company held an $8.8 million note issued by an entity for which two of our former directors serve as officers. During the three months ended March 31, 2020, the Company received repayment of $6.1 million of the original note principal. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $166,000 and $328,000 for the three months ended March 31, 2020 and 2019, respectively.

(c)
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $2.7 million at March 31, 2020. The Company recognized investment losses of $710,000 and investment income of $481,000 on the investment for the three months ended March 31, 2020 and 2019, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $6.5 million at March 31, 2020. Investment income of $141,000 and $1.6 million was recognized on the investments for the three months ended March 31, 2020 and 2019, respectively.

(d)
The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Chairman and CEO was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 in both the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $2.3 million at March 31, 2020, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2020 and December 31, 2019.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	5,984	11,611	5,835
Identifiable intangible assets subject to amortization		11,611	5,984	11,611	5,835
		$42,775	$5,984	$42,775	$5,835

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Net (loss) income to shareholders	$(36,815)	$22,728

Weighted average common shares outstanding:
Basic	30,476,307	30,059,398
Common share equivalents	—	412,906
Diluted	30,476,307	30,472,304

(Loss) earnings per share:
Basic	$(1.21)	$0.76
Common share equivalents	—	(0.01)
Diluted	$(1.21)	$0.75

For the three months ended March 31, 2020 and 2019, common share equivalents of 309,443 and 171,509 shares, respectively, were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,377,461	$1,194,088
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	95,982	138,959
Prior years	874	968
Total incurred losses and loss and adjustment expenses	96,856	139,927
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	4,271	4,679
Prior years	118,357	107,684
Total loss and loss adjustment expense payments	122,628	112,363
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,351,689	1,221,652
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	691,669	508,655
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,043,358	$1,730,307

The Company experienced $874,000 of adverse reserve development in the three months ended March 31, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $3,000 of favorable development in the Excess and Surplus Lines segment, $1.0 million of favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $1.9 million of adverse development in the Casualty Reinsurance segment.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(5,096)	$21,478
U.S. income taxes	1,378	(1,447)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(3,718)	20,031
Less reclassification adjustment:
Net realized investment gains (losses)	214	(228)
U.S. income taxes	(13)	(1)
Reclassification adjustment for investment gains (losses) realized in net income	201	(229)
Other comprehensive (loss) income	$(3,919)	$20,260

In addition to the $214,000 of net realized investment gains and $228,000 of net realized investment losses on available-for-sale fixed maturities for the three months ended March 31, 2020 and 2019, respectively, the Company also recognized $45.2 million and $1.7 million of net realized and unrealized investment losses in the respective periods on its investments in bank loan participations and $13.5 million of net realized and unrealized losses and $3.5 million of net realized and unrealized gains in the respective periods on its investments in equity securities.
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
In response to the outbreak of the coronavirus pandemic in the first quarter of 2020, many state and local governments in the United States and around the world have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate and the U.S. equity markets have experienced substantial volatility in reaction to COVID-19, both of which have, along with other factors, placed pressure on net investment income and have resulted in material realized and unrealized losses in our investment portfolio.
The effect of COVID-19 and related events could have a negative effect on the Company, including as a result of quarantines, market volatility, market downturns, actions of lawmakers and regulators, changes in consumer behavior, business closures, deterioration in the credit quality of policyholders or the inability of policyholders to pay their premium and deductible obligations to the Company, and deterioration in the credit quality of reinsurers or insurance entities with which we have a fronting arrangement or the inability of insurers or the insurance entities for which we are fronting to pay their obligations to the Company. At the federal and state level, there have been proposals by lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. If these efforts are successful and enforceable, the Company may be forced to pay claims under policies for which it received inadequate premiums to cover such risks, and therefore the Company’s reserves may be inadequate to pay such claims. At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments. Further, demand for the insurance policies that the Company offers is highly dependent upon the business environment in the markets in which the Company operates. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak, but it could have a material adverse impact on the business prospects, financial condition or results of operations of the Company.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $20.5 million of letters of credit were issued through March 31, 2020 which were secured by deposits of $36.7 million. Under a $102.5 million facility, $76.0 million of letters of credit were issued through March 31, 2020 which were secured by deposits of $95.5 million. Under a $100.0 million facility, $25.7 million of letters of credit were issued through March 31, 2020 which were secured by deposits of $52.0 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $294.9 million at March 31, 2020.
The Company previously issued a set of insurance contracts to Rasier LLC and its affiliates (collectively, “Rasier”) under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier.
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At March 31, 2020, the Company held collateral funds of $1,107.3 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Included in “other income” on the condensed consolidated statements of (loss) income and comprehensive (loss) income is gross fee income of $1.6 million and $2.7 million that is included in underwriting profit for the three months ended March 31, 2020 and 2019, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2020
Gross written premiums	$136,197	$102,802	$44,842	$—	$283,841
Net earned premiums	99,739	13,283	32,896	—	145,918
Underwriting profit (loss) of insurance segments	8,112	(988)	207	—	7,331
Net investment income	7,941	928	11,604	363	20,836
Interest expense	—	—	—	2,876	2,876
Segment revenues	83,829	12,673	13,280	502	110,284
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,293,444	829,699	1,824,729	48,938	4,996,810

Three Months Ended March 31, 2019
Gross written premiums	$186,549	$102,953	$37,832	$—	$327,334
Net earned premiums	141,672	12,360	36,120	—	190,152
Underwriting profit of insurance segments	13,102	1,623	327	—	15,052
Net investment income	5,544	897	11,172	1,818	19,431
Interest expense	—	—	—	2,808	2,808
Segment revenues	152,437	13,736	46,010	1,944	214,127
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,013,069	706,451	1,517,142	62,589	3,299,251

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$8,112	$13,102
Specialty Admitted Insurance	(988)	1,623
Casualty Reinsurance	207	327
Total underwriting profit of insurance segments	7,331	15,052
Other operating expenses of the Corporate and Other segment	(8,279)	(7,906)
Underwriting (loss) profit	(948)	7,146
Net investment income	20,836	19,431
Net realized and unrealized (losses) gains on investments	(58,407)	1,625
Amortization of intangible assets	(149)	(149)
Other income and expenses	326	246
Interest expense	(2,876)	(2,808)
(Loss) income before taxes	$(41,218)	$25,491

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

9.    Other Operating Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amortization of policy acquisition costs	$24,116	$18,621
Other underwriting expenses of the operating segments	19,226	19,225
Other operating expenses of the Corporate and Other segment	8,279	7,906
Total	$51,621	$45,752

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
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers, who utilize independent pricing services. If a quoted market price is not available, the Company uses prices of similar securities. Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2018.
The Company reviews fair value prices provided by its outside investment managers for reasonableness by comparing the fair values provided by the managers to those provided by its investment custodian or other alternative sources. The Company also reviews and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment managers that obtain fair values from independent pricing services.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$181,375	$—	$181,375
Residential mortgage-backed	—	307,439	—	307,439
Corporate	—	685,021	—	685,021
Commercial mortgage and asset-backed	—	268,979	—	268,979
U.S. Treasury securities and obligations guaranteed by the U.S. government	125,580	443	—	126,023
Redeemable preferred stock	—	1,768	—	1,768
Total fixed maturity securities, available-for-sale	$125,580	$1,445,025	$—	$1,570,605
Equity securities:
Preferred stock	—	60,861	—	60,861
Common stock	7,980	2,549	4	10,533
Total equity securities	$7,980	$63,410	$4	$71,394
Bank loan participations	$—	$201,860	$1,028	$202,888
Short-term investments	$—	$71,058	$—	$71,058

Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$167,101	$—	$167,101
Residential mortgage-backed	—	264,146	—	264,146
Corporate	—	632,221	—	632,221
Commercial mortgage and asset-backed	—	252,457	—	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,173	494	—	115,667
Redeemable preferred stock	—	2,034	—	2,034
Total fixed maturity securities, available-for-sale	$115,173	$1,318,453	$—	$1,433,626
Equity securities:
Preferred stock	—	62,747	—	62,747
Common stock	14,669	3,276	43	17,988
Total equity securities	$14,669	$66,023	$43	$80,735
Short-term investments	$—	$156,925	$—	$156,925

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Beginning balance	$43	$4,442
Transfers out of Level 3	—	(4,228)
Transfers in to Level 3	358	—
Purchases	703	—
Sales	—	—
Maturities, calls and paydowns	(17)	—
Amortization of discount	3	—
Total gains or losses (realized/unrealized):		—
Included in earnings	(58)	(37)
Included in other comprehensive income	—	—
Ending balance	$1,032	$177

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
At March 31, 2020, the Company held three bank loan participations and two equity securities for which the fair value was determined using significant unobservable inputs (Level 3). At December 31, 2019, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $1.0 million at March 31, 2020 and $43,000 at December 31, 2019. At March 31, 2019 and December 31, 2018, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity securities of $177,000 at March 31, 2019 and $214,000 at December 31, 2018.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 or 2019. The Company recognizes transfers between levels at the beginning of the reporting period.
In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. Prior to the election, bank loan participations were classified as held-for-investment and carried at amortized cost net of any allowance for credit losses. Prior to January 1, 2020, the Company measured certain bank loan participations at fair value on a non-recurring basis as part of the Company’s impairment evaluation when loans were determined by management to be impaired. Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value at December 31, 2019 as shown below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2019
Bank loan participations held-for-investment	$—	$—	$6,949	$6,949

In the determination of the fair value for bank loan participations, the Company’s investment manager endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the investment manager determines that only one external pricing source is appropriate or if only one external price is available, the relevant investment is generally recorded at fair value based on such price.
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2020 and December 31, 2019, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,570,605	$1,570,605	$1,433,626	$1,433,626
Equity securities	71,394	71,394	80,735	80,735
Bank loan participations	202,888	202,888	260,864	252,423
Cash and cash equivalents	291,223	291,223	206,912	206,912
Restricted cash equivalents	1,107,321	1,107,321	1,199,164	1,199,164
Short-term investments	71,058	71,058	156,925	156,925
Other invested assets – notes receivable	7,180	11,458	13,250	18,756
Liabilities
Senior debt	277,300	257,965	158,300	158,043
Junior subordinated debt	104,055	106,618	104,055	122,193

The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined by independent pricing services using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2020 and December 31, 2019 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2020 and December 31, 2019, respectively.
The fair values of senior debt and junior subordinated debt at March 31, 2020 and December 31, 2019 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.	Senior Debt
In the three months ended March 31, 2020, the Company drew $60.0 million on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. At March 31, 2020, the Company had a drawn balance of $193.3 million outstanding on the unsecured revolver. The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance, at March 31, 2020.
Also in the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity on a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. At March 31, 2020, unsecured loans of $69.0 million and secured letters of credit totaling $25.7 million were outstanding under the facility. The 2017 Facility contains certain financial and other covenants which we are in compliance with at March 31, 2020.
12.    Capital Stock and Equity Awards
The Company issued 96,037 common shares in the three months ended March 31, 2020. The new shares were related to vesting restricted share units (“RSUs”). The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,520,428 at March 31, 2020.
The Company declared the following dividends during the first three months of 2020 and 2019:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269

2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146

Included in the total dividends for the three months ended March 31, 2020 and 2019 are $113,000 and $107,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $422,000 at March 31, 2020 and $623,000 at December 31, 2019.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at March 31, 2020, 1,404,379 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at March 31, 2020, 101,746 shares are available for grant.

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
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	—	$—	(125,349)	$29.47
Forfeited	—	$—	(3,759)	$36.37
End of period	643,851	$30.41	986,216	$28.94
Exercisable, end of period	640,606	$30.35	926,166	$28.07

All of the outstanding options vest over three to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and options exercisable at March 31, 2020 was 2.7 years and 2.7 years, respectively.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	179,016	$43.55	167,295	$42.07
Vested	(142,830)	$41.16	(109,545)	$39.93
Forfeited	(1,188)	$42.07	(1,398)	$40.26
Unvested, end of period	375,366	$42.61	356,494	$40.33

The vesting period of RSUs granted to employees range from one to three years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Share based compensation expense	$1,867	$1,674
U.S. tax benefit on share based compensation expense	250	200

As of March 31, 2020, the Company had $14.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
13.    Subsequent Events
On April 28, 2020, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on June 30, 2020 to shareholders of record on June 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;

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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to any of these policies during the current year.
Impact of the COVID-19 Pandemic
The Company is continually monitoring the impact that the outbreak of the coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations. The Company closed its offices except for certain essential functions, and directed its employees to work from their homes or other locations where they could ‘shelter in place’. While the Company’s investment portfolio was impacted by the recent volatility in the global financial markets as discussed in “-Results of

Operations-Investing Results”, to date the Company has not experienced a decline in gross written premiums or a material increase in total claims as a result of the coronavirus pandemic. However, in light of the uncertainty in the global financial markets resulting from COVID-19, the Company has taken precautionary measures to preserve financial flexibility by borrowing under its existing credit facilities as discussed in “-Liquidity and Capital Resources-Sources and Uses of Funds”, and the Company is continually evaluating whether additional measures, including but not limited to reducing compensation expenses, may be prudent to protect the Company’s financial condition and results of operations in the current economic environment. In addition, we are closely monitoring a number of risks that COVID-19 poses to the Company’s financial condition and results of operations. For a description of these risks, see “Part II-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Gross written premiums	$283,841	$327,334	(13.3)%
Net retention (1)	47.4%	63.5%
Net written premiums	$134,654	$207,741	(35.2)%
Net earned premiums	$145,918	$190,152	(23.3)%
Losses and loss adjustment expenses	(96,856)	(139,927)	(30.8)%
Other operating expenses	(50,010)	(43,079)	16.1%
Underwriting (loss) profit (2), (3)	(948)	7,146	‒
Net investment income	20,836	19,431	7.2%
Net realized and unrealized (losses) gains on investments	(58,407)	1,625	‒
Other income and expense	326	246	32.5%
Interest expense	(2,876)	(2,808)	2.4%
Amortization of intangible assets	(149)	(149)	‒
(Loss) income before taxes	(41,218)	25,491	‒
Income tax (benefit) expense	(4,403)	2,763	‒
Net (loss) income	$(36,815)	$22,728	‒
Adjusted net operating income (4)	$15,418	$21,713	(29.0)%
Ratios:
Loss ratio	66.4%	73.6%
Expense ratio	34.2%	22.6%
Combined ratio	100.6%	96.2%

(1)	Net retention is defined as the ratio of net written premiums to gross written premiums.

(2)	Underwriting (loss) profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(3)	Included in underwriting results for the three months ended March 31, 2020 and 2019 is gross fee income of $5.5 million and $6.4 million, respectively.

(4)	Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Three Months Ended March 31, 2020 and 2019
The Company had an underwriting loss of $948,000 for the three months ended March 31, 2020. This compares to an underwriting profit of $7.1 million for the same period in the prior year. Underwriting results for the three months ended March 31, 2020 were negatively impacted by $874,000 of net adverse reserve development on prior accident years, including $3,000 of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $1.9 million of net adverse reserve development from the Casualty Reinsurance segment.
The results for the three months ended March 31, 2020 and 2019 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:

•
Net realized and unrealized investment (losses) gains of $(58.4) million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets. For our equity securities and bank loan participations (accounted for at fair value pursuant to the Company's election of the fair value option on January 1, 2020), the declines in fair values led to significant net unrealized losses recognized in earnings. For the three months ended March 31, 2020, net realized and unrealized losses on investments include losses of $13.3 million and $43.9 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively. For the three months ended March 31, 2019, net realized and unrealized gains on investments included gains of $3.5 million related to changes in unrealized gains and losses on equity securities. See “— Investing Results" for more information on these realized and unrealized investment (losses) gains.
We define adjusted net operating income as net (loss) income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2020		2019
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(41,218)	$(36,815)	$25,491	$22,728
Net realized and unrealized investment losses (gains)	58,407	52,233	(1,625)	(1,015)
Adjusted net operating income	$17,189	$15,418	$23,866	$21,713

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended March 31, 2020 was 100.6%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2020 includes $874,000, or 0.6 percentage points, of net adverse reserve development on prior accident years, including $3,000 of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $1.9 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended March 31, 2019 was 96.2%. The combined ratio for the three months ended March 31, 2019 includes $968,000, or 0.5 percentage points, of net adverse reserve development on prior accident years, including $10,000 of net favorable reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $3.0 million of net adverse reserve development from the Casualty Reinsurance segment.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an entity domiciled in Bermuda that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018 . JRG Re also provides stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio increased from 22.6% for the three months ended March 31, 2019 to 34.2% for the three months ended March 31, 2020. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios), partially offset by a 47.5% increase in the non-commercial auto net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.4% of consolidated net earned premiums for the three months ended March 31, 2020 compared to 74.5% for three months ended March 31, 2019. Gross fee income for the Company declined from $6.4 million for the three months ended March 31, 2019 to $5.5 million for the three months ended March 31, 2020.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$136,197	$186,549	(27.0)%
Specialty Admitted Insurance	102,802	102,953	(0.1)%
Casualty Reinsurance	44,842	37,832	18.5%
	$283,841	$327,334	(13.3)%
Net written premiums:
Excess and Surplus Lines	$92,206	$154,861	(40.5)%
Specialty Admitted Insurance	13,356	15,021	(11.1)%
Casualty Reinsurance	29,092	37,859	(23.2)%
	$134,654	$207,741	(35.2)%
Net earned premiums:
Excess and Surplus Lines	$99,739	$141,672	(29.6)%
Specialty Admitted Insurance	13,283	12,360	7.5%
Casualty Reinsurance	32,896	36,120	(8.9)%
	$145,918	$190,152	(23.3)%

Gross written premiums for the Excess and Surplus Lines segment (which represents 48.0% of our consolidated gross written premiums in the three months ended March 31, 2020) decreased 27.0% from the corresponding three month period in the prior year. The decrease was largely due to the termination of the Rasier commercial auto business in the fourth quarter of 2019. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier. A majority of the insurance policies were due to expire on February 29, 2020. The significant decline in gross written premium for the Commercial Auto underwriting division in the three months ended March 31, 2020 from the three months ended March 31, 2019 is a result of the Rasier cancellation. Excluding commercial auto policies, gross written premiums increased 36.9% over the corresponding three month period in the prior year. Policy submissions excluding commercial auto policies were 19.8% higher and 18.1% more policies were bound in the three months ended March 31, 2020 than in the three months ended March 31, 2019. Renewal rates for the Excess and Surplus Lines segment excluding commercial auto were up 12.9% compared to the three months ended March 31, 2019. The change in gross written premiums compared to the same periods in 2019 was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Excess Casualty	$34,207	$15,170	125.5%
Manufacturers & Contractors	28,330	23,511	20.5%
General Casualty	25,722	21,283	20.9%
Energy	10,919	6,407	70.4%
All other non-commercial auto divisions	30,284	28,176	7.5%
Total non-commercial auto divisions	129,462	94,547	36.9%
Commercial Auto	6,735	92,002	(92.7)%
Excess and Surplus Lines gross written premium	$136,197	$186,549	(27.0)%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 36.2% of our consolidated gross written premiums for the three months ended March 31, 2020) are as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Individual risk workers’ compensation premium	$17,480	$16,993	2.9%
Fronting and program premium	85,322	85,960	(0.7)%
Specialty Admitted gross written premium	$102,802	$102,953	(0.1)%
Our fronting business saw two new fronting relationships generate $6.7 million of gross written premium in the three months ended March 31, 2020 (none in the comparable three month period of the prior year). Our largest fronted relationship experienced a decline in production with $32.7 million of gross written premium for the three months ended March 31, 2020 down from $40.2 million for the three months ended March 31, 2019 and representing 31.9% of the segment's gross written premium in the three months ended March 31, 2020 down from 39.1% in the three months ended March 31, 2019.
Gross written premiums for the Casualty Reinsurance segment (which represents 15.8% of our consolidated gross written premiums in the first three months of 2020) increased 18.5% from the corresponding three month period in the prior year. The increase in gross written premium in this segment was primarily due to the change in renewal date of a fronted business where the Company retains no net underwriting risk. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2020	2019
Excess and Surplus Lines	67.7%	83.0%
Specialty Admitted Insurance	13.0%	14.6%
Casualty Reinsurance	64.9%	100.1%
Total	47.4%	63.5%
The net premium retention for the Excess and Surplus Lines segment decreased for the three months ended March 31, 2020 as compared to the prior year periods due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions. Additionally, ceded premiums for the Commercial Auto underwriting division were $11.1 million for the three months ended March 31, 2019. The Company terminated its relationship with Rasier in the fourth quarter of 2019, delivering a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to Rasier.

The net premium retention for the Specialty Admitted Insurance segment declined for the three months ended March 31, 2020 as compared to the respective period in the prior year. The fronting business generally has much lower net premium retention than our individual risk workers’ compensation business. The net retention on the segment’s fronting business was 9.6% and 8.7% for the three months ended March 31, 2020 and 2019, respectively, while the net retention on the individual risk workers’ compensation business was 29.3% and 44.5% for the three months ended March 31, 2020 and 2019, respectively, reflecting an increase in the percentage of premiums ceded under a third-party quota share reinsurance treaty from 50% in 2019 to 70% in 2020.
The net premium retention for the Casualty Reinsurance segment decreased for the three months ended March 31, 2020 as compared to the prior year period due to the change in renewal date of a retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $15.8 million in the three months ended March 31, 2020.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2020	2019
Excess and Surplus Lines	91.9%	90.8%
Specialty Admitted Insurance	107.4%	86.9%
Casualty Reinsurance	99.4%	99.1%
Total	100.6%	96.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Gross written premiums	$136,197	$186,549	(27.0)%
Net written premiums	$92,206	$154,861	(40.5)%
Net earned premiums	$99,739	$141,672	(29.6)%
Losses and loss adjustment expenses	(65,529)	(108,205)	(39.4)%
Underwriting expenses	(26,098)	(20,365)	28.2%
Underwriting profit (1), (2)	$8,112	$13,102	(38.1)%
Ratios:
Loss ratio	65.7%	76.4%
Expense ratio	26.2%	14.4%
Combined ratio	91.9%	90.8%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.

(2)	Underwriting results include gross fee income of $1.3 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.
The loss ratio of 65.7% for the three months ended March 31, 2020 includes $3,000 of net favorable reserve development in our loss estimates for prior accident years. The loss ratio of 76.4% for the three months ended March 31, 2019 includes $10,000 of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment increased from 14.4% for the three months ended March 31, 2019 to 26.2% for the three months ended March 31, 2020 due to the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios), partially offset by a 47.5% increase in the non-commercial auto net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Commercial auto made up 8.1% of the segment’s net earned premiums for the three months ended March 31, 2020, down from 56.1% in the prior year. Gross fee income contributed to a reduction in the expense ratio of 1.3 and 1.9 percentage points for the three months ended March 31, 2020 and 2019, respectively.

As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 38.1%, from $13.1 million for the three months ended March 31, 2019 to $8.1 million for the three months ended March 31, 2020.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Gross written premiums	$102,802	$102,953	(0.1)%
Net written premiums	$13,356	$15,021	(11.1)%
Net earned premiums	$13,283	$12,360	7.5%
Losses and loss adjustment expenses	(9,905)	(7,202)	37.5%
Underwriting expenses	(4,366)	(3,535)	23.5%
Underwriting (loss) profit (1), (2)	$(988)	$1,623	‒
Ratios:
Loss ratio	74.6%	58.3%
Expense ratio	32.8%	28.6%
Combined ratio	107.4%	86.9%

(1)	Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.

(2)	Underwriting results include gross fee income of $4.2 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.
The loss ratio of 74.6% for the three months ended March 31, 2020 includes $1.0 million (7.6 percentage points), of net favorable development in our loss estimates for prior accident years. The loss ratio of 58.3% for the three months ended March 31, 2019 includes $2.0 million (16.2 percentage points), of net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 32.8% for the three months ended March 31, 2020 compared to the prior year ratio of 28.6%. Gross fee income from the fronting business increased 11.6% for the three months ended March 31, 2020 compared to the same period in the prior year as a result of a mix shift to fronting arrangements with higher fees.
Underwriting results for the Specialty Admitted Insurance segment in the three months ended March 31, 2020 were negatively impacted by higher reported losses on involuntary assigned risk pools for workers' compensation and an accrual for ceded minimum premium on one fronting arrangement, resulting in an additional 7.0 combined ratio points.
As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting loss of $988,000 for the three months ended March 31, 2020 compared to an underwriting profit of $1.6 million for the three months ended March 31, 2019.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	($ in thousands)
Gross written premiums	$44,842	$37,832	18.5%
Net written premiums	$29,092	$37,859	(23.2)%
Net earned premiums	$32,896	$36,120	(8.9)%
Losses and loss adjustment expenses	(21,422)	(24,520)	(12.6)%
Underwriting expenses	(11,267)	(11,273)	(0.1)%
Underwriting profit (1)	$207	$327	(36.7)%
Ratios:
Loss ratio	65.1%	67.9%
Expense ratio	34.3%	31.2%
Combined ratio	99.4%	99.1%

(1)	Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 65.1% for the three months ended March 31, 2020 includes $1.9 million (5.7 percentage points) of net adverse development in our loss estimates for prior accident years. The loss ratio of 67.9% for the three months ended March 31, 2019 includes $3.0 million (8.3 percentage points) of net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 34.3% for the three months ended March 31, 2020, up from 31.2% in the prior year principally due to higher reductions in sliding scale commission expense in the prior year associated with the higher adverse reserve development in 2019.
As a result of the items discussed above, underwriting profit for the Casualty Reinsurance segment was $207,000 for the three months ended March 31, 2020 compared to $327,000 for the three months ended March 31, 2019.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2020 was $2,043.4 million. Of this amount, 62.5% relates to amounts that are IBNR. This amount was 63.1% at December 31, 2019. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$455,934	$770,380	$1,226,314
Specialty Admitted Insurance	199,699	330,962	530,661
Casualty Reinsurance	110,060	176,323	286,383
Total	$765,693	$1,277,665	$2,043,358
At March 31, 2020, the amount of net reserves prior to the $335,000 allowance for uncollectible reinsurance recoverables of $1,351.4 million that related to IBNR was 59.7%. This amount was 60.3% at December 31, 2019. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$398,228	$581,030	$979,258
Specialty Admitted Insurance	38,729	52,360	91,089
Casualty Reinsurance	107,665	173,342	281,007
Total	$544,622	$806,732	$1,351,354
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
Total operating expenses of the Corporate and Other segment were $8.3 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively.
Investing Results
Net investment income was $20.8 million for the three months ended March 31, 2020 compared to $19.4 million for the same period in the prior year. The change in our net investment income is as follows:

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Renewable energy LLCs	$834	$921	(9.4)%
Other private investments	(317)	2,483	‒
Other invested assets	517	3,404	(84.8)%
All other net investment income	20,319	16,027	26.8%
Total net investment income	$20,836	$19,431	7.2%
The Company's private investments generated income of $517,000 and $3.4 million for the three months ended March 31, 2020 and 2019, respectively. Excluding private investments, our net investment income increased by 26.8% over the prior year driven by asset growth in our portfolio and income on restricted cash equivalents. The average duration of our fixed maturity portfolio was 3.6 years at March 31, 2020.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Fixed maturity securities	$11,074	$9,492
Bank loan participations	4,148	5,064
Equity securities	1,166	1,337
Other invested assets	517	3,404
Cash, cash equivalents, restricted cash equivalents and short-term investments	5,159	1,312
Gross investment income	22,064	20,609
Investment expense	(1,228)	(1,178)
Net investment income	$20,836	$19,431
The following table summarizes our investment returns:

	Three Months Ended March 31,
	2020	2019
Annualized gross investment yield on:
Average cash and invested assets	3.2%	4.4%
Average fixed maturity securities	3.4%	3.8%
Of our total cash and invested assets of $2,254.9 million at March 31, 2020 (excluding restricted cash equivalents), $291.2 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,570.6 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $202.9 million of bank loan participations, $71.4 million of equity securities, $71.1 million of short-term investments, and $47.7 million of other invested assets.
In connection with the adoption of ASU 2016-13 on January 1, 2020, the Company elected the fair value option in accounting for its portfolio of bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Prior to January 1, 2020, bank loans were classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses. Changes in the credit allowance were included in net realized and unrealized gains (losses). At December 31, 2019, management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired. The impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer who was experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2020 and December 31, 2019, the fair market value of these securities was $202.9 million and $252.4 million, respectively.
The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets. For our equity securities and bank loan participations (accounted for at fair value pursuant to the Company's election of the fair vale option on January 1, 2020), the declines in fair values led to significant net unrealized losses recognized in earnings. For the three months ended March 31, 2020, the Company recognized net realized and unrealized investment losses of $58.4 million including $43.9 million of net unrealized losses on bank loan participations, $13.3 million of losses for the change in the fair value of equity securities, $1.2 million of net realized investment losses on the sale of bank loan securities, and $214,000 of net realized investment gains on the sale of fixed maturity securities.
For the three months ended March 31, 2019, the Company recognized net realized and unrealized investment gains of $1.6 million, including $3.5 million of gains for the change in the fair value of equity securities, $1.5 million of realized losses to establish credit allowances on two impaired bank loans, $271,000 of impairment losses on fixed maturity securities, and $136,000 of net realized investment losses on the sale of bank loan securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at March 31, 2020 or December 31, 2019. At March 31, 2020, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2020			December 31, 2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$173,919	$181,375	11.5%	$159,894	$167,101	11.7%
Residential mortgage-backed	298,904	307,439	19.6%	261,524	264,146	18.4%
Corporate	669,191	685,021	43.7%	611,304	632,221	44.1%
Commercial mortgage and asset-backed	274,448	268,979	17.1%	249,309	252,457	17.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	122,335	126,023	8.0%	114,477	115,667	8.1%
Redeemable preferred stock	2,025	1,768	0.1%	2,025	2,034	0.1%
Total fixed maturity securities, available-for-sale	$1,540,822	$1,570,605	100.0%	$1,398,533	$1,433,626	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2020:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$275,788	17.6%
AA	614,317	39.1%
A	535,708	34.1%
BBB	139,237	8.9%
Below BBB and unrated	5,555	0.3%
Total	$1,570,605	100.0%
At March 31, 2020, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $685.0 million. A summary of these securities by industry segment is shown below as of March 31, 2020:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$169,337	24.7%
Financial	181,356	26.5%
Consumer Discretionary	98,819	14.4%
Health Care	81,766	11.9%
Consumer Staples	69,830	10.2%
Utilities	83,913	12.3%
Total	$685,021	100.0%

Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of March 31, 2020:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$626,149	91.4%
Privately placed	58,872	8.6%
Total	$685,021	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2020
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$108,264	$108,823	6.9%
After one year through five years	472,749	484,651	30.9%
After five years through ten years	253,007	260,236	16.6%
After ten years	131,425	138,709	8.8%
Residential mortgage-backed	298,904	307,439	19.6%
Commercial mortgage and asset-backed	274,448	268,979	17.1%
Redeemable preferred stock	2,025	1,768	0.1%
Total	$1,540,822	$1,570,605	100.0%
At March 31, 2020, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.9 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 of amortization of intangible assets for each of the three months ended March 31, 2020 and 2019, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The outbreak of the coronavirus pandemic in the first quarter of 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $41.2 million for the three months ended March 31, 2020 and recorded a U.S. federal income tax benefit of $4.4 million. For the three months ended March 31, 2019, our U.S. federal income tax expense was 10.8% of income before taxes.
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

The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2020 without regulatory approval is $26.7 million.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus. The maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2020 is calculated to be approximately $125.6 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
At March 31, 2020, the Bermuda holding company had $2.9 million of cash and cash equivalents. The U.S. holding company had $46.2 million of cash and invested assets, comprised of cash and cash equivalents of $5.1 million and other invested assets of $41.2 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2020.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at March 31, 2020:

•
A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2020, the Company had $76.0 million of letters of credit issued under the secured facility.

•
A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.375% and is subject to change according to terms in the credit agreement. At March 31, 2020, the Company had a drawn balance of $193.3 million outstanding on the unsecured revolver. We drew $60.0 million on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.

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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2020.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2020. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At March 31, 2020, unsecured loans of $69.0 million and secured letters of credit totaling $25.7 million were outstanding on the 2017 Facility. We drew $59.0 million of unsecured capacity on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part.

The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2020, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2020 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2020.
At March 31, 2020 and December 31, 2019, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 34.6% and 25.2%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2020 and 2019, our net premium retention was 47.4% and 63.5%, respectively.

The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of March 31, 2020:

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
Effective March 1, 2019, Rasier, our largest Commercial Auto account, was subject to an auto liability quota share reinsurance contract that contained a $10.0 million occurrence cap and an annual aggregate of 200% of subject premium. In conjunction with the termination of the Rasier account, effective December 31, 2019, we simultaneously canceled our quota share reinsurance contract that protected this portfolio.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2020:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 85-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 87.5% - 100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 92.5%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.

(1)	Excluding one program which has quota share coverage for 89% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.

(2)	Includes any residual market pools.

(3)	Excluding one program which has quota share coverage for 80% of the first $500,000 and excess of loss coverage for $39.5 million in excess of $500,000 per risk per occurrence.
Our Specialty Admitted Insurance segment purchases reinsurance for at least 70% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business as well as fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $44.0 million in excess of $1.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure, primarily through auto physical damage coverage. In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed $10.0 million, inclusive of reinstatement premiums payable.
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of March 31, 2020, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At March 31, 2020, the allowance for such uncollectible reinsurance recoverables was $335,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2020, we had reinsurance recoverables on unpaid losses of $691.7 million and reinsurance recoverables on paid losses of $42.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At March 31, 2020, the Company held collateral funds of $1,107.3 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(65,305)	$35,450
Investing activities	(49,721)	(47,369)
Financing activities	107,494	(27,986)
Change in cash, cash equivalents, and restricted cash equivalents	$(7,532)	$(39,905)

Cash used in operating activities for the three months ended March 31, 2020 primarily reflects decreasing amounts of restricted cash equivalents as the collateral funds required on the terminated Rasier account declines as the outstanding claims on this business are settled (see Amounts Recoverable from an Indemnifying Party above). During the quarter, the Company returned $91.8 million to its former insured, per the terms of the collateral trust. Excluding the reduction in the collateral funds, cash provided by operating activities was $26.5 million for the three months ended March 31, 2020. Cash provided by operating activities for the three months ended March 31, 2019 reflected growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 12.9% and 7.0% of total cash and invested assets at March 31, 2020 and 2019, respectively.
Cash used in financing activities for the three months ended March 31, 2020 and 2019 included $9.5 million and $9.2 million of dividends paid to shareholders, respectively. In addition, we drew $119.0 million on our senior credit facilities in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. We repaid $20.0 million on our 2017 Facility in the three months ended March 31, 2019.
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
EQUITY
The Company issued 96,037 common shares in the three months ended March 31, 2020. The new shares were related to vesting RSUs. The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,520,428 at March 31, 2020.
Share Based Compensation Expense
For the three months ended March 31, 2020 and 2019, the Company recognized $1.9 million and $1.7 million of share based compensation expense, respectively. As of March 31, 2020, the Company had $14.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	—	$—	(125,349)	$29.47
Forfeited	—	$—	(3,759)	$36.37
End of period	643,851	$30.41	986,216	$28.94
Exercisable, end of period	640,606	$30.35	926,166	$28.07

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	179,016	$43.55	167,295	$42.07
Vested	(142,830)	$41.16	(109,545)	$39.93
Forfeited	(1,188)	$42.07	(1,398)	$40.26
Unvested, end of period	375,366	$42.61	356,494	$40.33
The vesting period of RSUs granted to employees range from one to three years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period.

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
The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated (loss) income before U.S. Federal income taxes:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$8,112	$13,102
Specialty Admitted Insurance	(988)	1,623
Casualty Reinsurance	207	327
Total underwriting profit of insurance segments	7,331	15,052
Other operating expenses of the Corporate and Other segment	(8,279)	(7,906)
Underwriting (loss) profit (1)	(948)	7,146
Net investment income	20,836	19,431
Net realized and unrealized (losses) gains on investments	(58,407)	1,625
Amortization of intangible assets	(149)	(149)
Other income and expenses	326	246
Interest expense	(2,876)	(2,808)
(Loss) income before taxes	$(41,218)	$25,491

(1)	Included in underwriting results for the three months ended March 31, 2020 and 2019 is gross fee income of $5.5 million and $6.4 million, respectively.
Reconciliation of Adjusted Net Operating Income
We define adjusted net operating income as net (loss) income excluding certain non-operating expenses such as net realized and unrealized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2020		2019
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(41,218)	$(36,815)	$25,491	$22,728
Net realized and unrealized investment losses (gains)	58,407	52,233	(1,625)	(1,015)
Adjusted net operating income	$17,189	$15,418	$23,866	$21,713

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the three months ended March 31, 2020, our tangible equity per share decreased by 10.7%. Absent the $9.3 million in dividends to shareholders in the three months ended March 31, 2020, our tangible equity per share decreased by 9.0% for the three months ended March 31, 2020. The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets. The significant declines in the fair values of our investments reduced tangible equity through earnings with $13.3 million of net unrealized losses on equity securities and $43.9 million of net unrealized losses on bank loan participations (as discussed in Investing Results). Our operating return on tangible shareholders’ equity was 11.6% for the three months ended March 31, 2020.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2020 and December 31, 2019 and reconciles tangible equity to pre-dividend tangible equity as of March 31, 2020:

	March 31, 2020		December 31, 2019
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$720,317	$23.60	$778,581	$25.59
Less:
Goodwill	181,831	5.96	181,831	5.98
Intangible assets	36,791	1.20	36,940	1.21
Tangible equity	$501,695	$16.44	$559,810	$18.40
Dividends to shareholders for the three months ended March 31, 2020	9,267	0.30
Pre-dividend tangible equity	$510,962	$16.74

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
The recent global coronavirus outbreak could harm business and results of operations of the Company.
In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The coronavirus has spread throughout the United States, including states in which the Company operates. In response, many governments, including Bermuda, the state and local governments of the States of Virginia and North Carolina, and governments in many other states in which our policyholders are located, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects.
The effect of COVID-19 and related events, including those described above and those not yet known or knowable, began to impact our results of operations in March 2020 and could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, actions of lawmakers and regulators, changes in consumer behavior, business closures, deterioration in the credit quality of policyholders or the inability of policyholders to pay their premium and deductible obligations to the Company, and deterioration in the credit quality of reinsurers or insurance entities with which we have a fronting arrangement or the inability of reinsurers or the insurance entities for which we are fronting to pay their obligations to the Company.
The uncertainty around the extent of the economic impact of COVID-19 caused severe volatility in global financial markets in February and March 2020. As a result of this volatility, the Company experienced net realized and unrealized losses on investments in its senior secured bank loan portfolio and its equity portfolio. Further disruptions in global financial markets could result in additional net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which, along with other factors, has placed pressure on net investment income by causing the yields on many of the types of investments that we make to decline. For further discussion of risks related to our investment portfolio see “Our investment portfolio is subject to significant market and credit risks, which could result in a material adverse impact on our financial condition and results of operations” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The outbreak has resulted in authorities implementing numerous measures in an attempt to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and adversely affect the business, operations and financial condition of our policyholders and business partners and therefore our business, operations and financial condition. The Company may be materially affected by a downturn in the economic well-being of policyholders and business partners and the economy in general in numerous ways, including without limitation as follows:

•
Collection of premiums, deductibles or self-insured retentions from our policyholders and reinsurance recoverables from our reinsurers may become increasingly difficult. We have incurred, and may continue to incur, increased estimated credit losses on premiums receivable.

•
A material portion of the Company’s premiums are calculated based on policyholder payroll costs or revenues, and therefore such premiums will decrease, perhaps materially so, when policyholders reduce staffing levels or suffer declines in revenue.

•
Declines in certain sectors of the economy may have an especially negative impact on the Company due to the concentration of premiums written in such sectors. For example, a material portion of the Company’s direct written premiums are related in various ways to construction. A decline in construction activity or employment would have a material adverse effect on the Company’s premium volume.

•
Demand for the insurance policies that the Company offers is highly dependent upon the business environment in the markets in which the Company operates. Suppressed demand for the Company’s insurance policies may lead to reduced premium rates on new or renewal policies or on reinsurance contracts and such reduced rates may not be appropriate for the risks we insure, which in turn may adversely affect the number of policies or contracts we can write.

•
Claims frequency and/or severity may increase in certain lines of business, such as, but not exclusively, workers’ compensation, and therefore we may incur increased losses and loss adjustment expenses.

A reduction in premium volume would increase the Company’s expense ratio and, combined with an increase in losses and loss adjustment expenses, would negatively affect the ability of the Company to earn an underwriting profit. For a further discussion of these risks, see “Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity in claims and premium defaults or both, which, in turn, could affect our growth and profitability” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Efforts of lawmakers at the federal and state level to address the effects of COVID-19 on businesses may have an adverse effect on the financial condition and results of operations of the Company. At the federal and state level, there have been proposals by lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. If these efforts are successful and enforceable, the Company may be forced to pay claims under policies for which it received inadequate premiums to cover such risks, and therefore the Company’s reserves may be inadequate to pay such claims. At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments. At least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. It is not yet clear the extent of impact on the Company these new regulations will have or what other actions may be taken by government bodies, both legislative and regulatory, in reaction to COVID-19. For further discussion on risks related to emerging claim and coverage issues see “The effect of emerging claim and coverage issues on our business is uncertain” and “If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The spread of the virus has caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that might become detrimental to the operation of our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and policyholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers or service providers are unable to continue to work because of illness, government directives or otherwise. For a further discussion of these risks, see “We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price, business prospects, financial condition or results of operations of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.
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

James River Group Holdings, Ltd.

Date:	April 30, 2020	By:	/s/ J. Adam Abram
J. Adam Abram
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	April 30, 2020	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)