Form 10-Q
period 2020-06-30
James River Group Holdings, Ltd.
filed 2020-07-31
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at July 28, 2020: 30,553,178

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:

•the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our loss and loss adjustment expense reserves;
•inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;
•the potential loss of key members of our management team or key employees and our ability to attract and retain personnel;
•adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•a decline in our financial strength rating resulting in a reduction of new or renewal business;
•reliance on a select group of brokers and agents for a significant portion of our business and the impact of our potential failure to maintain, such relationships;
•reliance on a select group of customers for a significant portion of our business and the impact of our potential failure to maintain, or decision to terminate, such relationships;
•losses resulting from reinsurance counterparties failing to pay us on reinsurance claims, insurance companies with whom we have a fronting arrangement failing to pay us for claims, or an insured group of companies with whom we have an indemnification arrangement failing to perform their reimbursement obligations;
•changes in laws or government regulation, including tax or insurance law and regulations;
•the ongoing effect of Public Law No. 115-97, informally titled the Tax Cuts and Jobs Act, which may have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as taxes on our shareholders;
•in the event we do not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and are therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;
•the Company or any of its foreign subsidiaries becoming subject to U.S. federal income taxation;
•a failure of any of the loss limitations or exclusions we utilize to shield us from unanticipated financial losses or legal exposures, or other liabilities;
•losses from catastrophic events, such as natural disasters and terrorist acts, which substantially exceed our expectations and/or exceed the amount of reinsurance we have purchased to protect us from such events;
•the effects of the COVID-19 pandemic and associated government actions on our operations and financial  performance;
•potential effects on our business of emerging claim and coverage issues;
•exposure to credit risk, interest rate risk and other market risk in our investment portfolio;
•our ability to obtain reinsurance coverage at prices and on terms that allow us to transfer risk and adequately protect our company against financial loss;

•the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;
•our ability to manage our growth effectively;
•inadequacy of premiums we charge to compensate us for our losses incurred;
•failure to maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”); and
•changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in Part II, Item 1A "Risk Factors" in this Quarterly Report, and our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed with the SEC on February 27, 2020.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2020	December 31, 2019
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2020 – $1,664,382; 2019 – $1,398,533)	$1,747,404	$1,433,626
Equity securities, at fair value (cost: 2020 – $79,823; 2019 – $73,244)	78,045	80,735
Bank loan participations (2020: at fair value; 2019: held-for-investment, at amortized cost, net of allowance)	127,698	260,864
Short-term investments	96,265	156,925
Other invested assets	47,463	61,210
Total invested assets	2,096,875	1,993,360

Cash and cash equivalents	204,309	206,912
Restricted cash equivalents	1,020,856	1,199,164
Accrued investment income	14,387	13,597
Premiums receivable and agents’ balances, net	339,822	369,462
Reinsurance recoverable on unpaid losses, net	727,102	668,045
Reinsurance recoverable on paid losses	43,308	33,221
Prepaid reinsurance premiums	215,285	178,976
Deferred policy acquisition costs	57,898	62,006
Intangible assets, net	36,642	36,940
Goodwill	181,831	181,831
Other assets	70,886	80,891
Total assets	$5,009,201	$5,024,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2020	December 31, 2019
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,066,971	$2,045,506
Unearned premiums	566,443	524,377
Payables to reinsurers	109,908	108,059
Funds held	1,020,856	1,199,164
Senior debt	217,300	158,300
Junior subordinated debt	104,055	104,055
Accrued expenses	53,262	58,416
Other liabilities	74,695	47,947
Total liabilities	4,213,490	4,245,824
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2020 and 2019: $0.0002 par value; 200,000,000 shares authorized; 30,553,178 and 30,424,391 shares issued and outstanding, respectively	6	6
Preferred Shares – 2020 and 2019: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	660,427	657,875
Retained earnings	61,770	89,586
Accumulated other comprehensive income	73,508	31,114
Total shareholders’ equity	795,711	778,581
Total liabilities and shareholders’ equity	$5,009,201	$5,024,405

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Revenues
Gross written premiums	$301,639	$380,003	$585,480	$707,337
Ceded written premiums	(135,882)	(140,093)	(285,069)	(259,686)
Net written premiums	165,757	239,910	300,411	447,651
Change in net unearned premiums	(16,942)	(40,796)	(5,678)	(58,385)
Net earned premiums	148,815	199,114	294,733	389,266
Net investment income	15,350	17,535	36,186	36,966
Net realized and unrealized gains (losses) on investments	21,593	1,063	(36,814)	2,688
Other income	991	2,662	2,928	5,581
Total revenues	186,749	220,374	297,033	434,501
Expenses
Losses and loss adjustment expenses	98,746	147,053	195,602	286,980
Other operating expenses	43,397	44,843	95,018	90,595
Other expenses	1,732	683	1,732	683
Interest expense	2,965	2,684	5,841	5,492
Amortization of intangible assets	149	149	298	298
Total expenses	146,989	195,412	298,491	384,048
Income (loss) before taxes	39,760	24,962	(1,458)	50,453
Income tax expense (benefit)	4,146	4,655	(257)	7,418
Net income (loss)	35,614	20,307	(1,201)	43,035
Other comprehensive income:
Net unrealized gains, net of taxes of $6,927 and $5,535 in 2020 and $1,865 and $3,311 in 2019	46,313	20,732	42,394	40,992
Total comprehensive income	$81,927	$41,039	$41,193	$84,027
Per share data:
Basic earnings (loss) per share	$1.17	$0.67	$(0.04)	$1.43
Diluted earnings (loss) per share	$1.16	$0.66	$(0.04)	$1.41
Dividend declared per share	$0.30	$0.30	$0.60	$0.60
Weighted-average common shares outstanding:
Basic	30,529,241	30,246,420	30,502,774	30,153,426
Diluted	30,782,609	30,689,074	30,502,774	30,581,205

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at March 31, 2020	30,520,428	$6	$—	$657,704	$35,412	$27,195	$720,317
Net income	—	—	—	—	35,614	—	35,614
Other comprehensive income	—	—	—	—	—	46,313	46,313
Dividends	—	—	—	—	(9,256)	—	(9,256)
Exercise of stock options	29,141	—	—	838	—	—	838
Vesting of RSUs	3,609	—	—	(25)	—	—	(25)
Compensation expense under share incentive plans	—	—	—	1,910	—	—	1,910
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711

Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net loss	—	—	—	—	(1,201)	—	(1,201)
Other comprehensive income	—	—	—	—	—	42,394	42,394
Dividends	—	—	—	—	(18,523)	—	(18,523)
Exercise of stock options	29,141	—	—	838	—	—	838
Vesting of RSUs	99,646	—	—	(2,063)	—	—	(2,063)
Compensation expense under share incentive plans	—	—	—	3,777	—	—	3,777
Cumulative effect of fair value option election (see Note 1)	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13 (see Note 1)	—	—	—	—	(265)	—	(265)
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at March 31, 2019	30,162,045	$6	$—	$648,242	$101,617	$4,432	$754,297
Net income	—	—	—	—	20,307	—	20,307
Other comprehensive income	—	—	—	—	—	20,732	20,732
Dividends	—	—	—	—	(9,195)	—	(9,195)
Exercise of stock options	166,963	—	—	3,099	—	—	3,099
Vesting of RSUs	1,667	—	—	—	—	—	—
Compensation expense under share incentive plans	—	—	—	1,810	—	—	1,810
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050

Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	43,035	—	43,035
Other comprehensive income	—	—	—	—	—	40,992	40,992
Dividends	—	—	—	—	(18,339)	—	(18,339)
Exercise of stock options	265,938	—	—	5,731	—	—	5,731
Vesting of RSUs	76,277	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	3,484	—	—	3,484
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease	—	—		—	8,280	—	8,280
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(136,231)	$68,123
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(368,975)	(260,853)
Sales – fixed maturity securities	9,432	91,537
Maturities and calls – fixed maturity securities	92,395	64,905
Purchases – equity securities	(9,993)	(3,977)
Sales – equity securities	3,295	263
Bank loan participations:
Purchases	(24,107)	(46,327)
Sales	103,933	27,920
Maturities	17,238	25,565
Other invested assets:
Purchases	(438)	—
Return of capital	251	1,266
Redemptions	13,612	3,000
Short-term investments, net	60,660	57,503
Securities receivable or payable, net	19,098	1,925
Purchases of property and equipment	(211)	(197)
Net cash used in investing activities	(83,810)	(37,470)
Financing activities
Senior debt issuances	119,000	—
Senior debt repayments	(60,000)	(20,000)
Dividends paid	(18,645)	(18,342)
Issuance of common shares under equity incentive plans	838	6,493
Common share repurchases	(2,063)	(2,136)
Net cash provided by (used in) financing activities	39,130	(33,985)
Change in cash, cash equivalents, and restricted cash equivalents	(180,911)	(3,332)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,406,076	172,457
Cash, cash equivalents, and restricted cash equivalents at end of period	$1,225,165	$169,125
Supplemental information
Interest paid	$6,526	$6,499

(a) Cash used in operating activities for the six months ended June 30, 2020 primarily reflects $178.3 million of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Excluding the reduction in the collateral funds, cash provided by operating activities was $42.1 million for the six months ended June 30, 2020.
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
The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches and two Bermuda-based reinsurance companies as described below:
•James River Group Holdings UK Limited (“James River UK”) is an insurance holding company formed in 2015 in the United Kingdom (“U.K.”). JRG Holdings contributed James River Group, Inc. (“James River Group”), a U.S. insurance holding company, to James River UK in 2015.
▪James River Group is a Delaware domiciled insurance holding company formed in 2002 which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.
◦James River Insurance Company is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, a Virginia domiciled company, is authorized to write business in every state and the District of Columbia.
◦Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted fronting and program business and individual risk workers' compensation insurance.
◦JRG Reinsurance Company Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties and, through December 31, 2017, to the Company’s U.S.-based insurance subsidiaries.
◦Carolina Re Ltd (“Carolina Re”) was formed in 2018 and as of January 1, 2018 provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $31.3 million and $31.2 million as of June 30, 2020 and December 31, 2019, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. In 2020, the COVID-19 pandemic has led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $1.5 million for the six months ended June 30, 2020 and recorded a U.S. federal income tax benefit of $257,000. For the six months ended June 30, 2019, our U.S. federal income tax expense was 14.7% of income before taxes.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2. Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2020
Fixed maturity securities:
State and municipal	$254,226	$15,714	$(18)	$269,922
Residential mortgage-backed	282,396	8,853	(61)	291,188
Corporate	707,203	47,479	(240)	754,442
Commercial mortgage and asset-backed	303,161	10,802	(2,782)	311,181
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,371	3,309	—	118,680
Redeemable preferred stock	2,025	—	(34)	1,991
Total fixed maturity securities, available-for-sale	$1,664,382	$86,157	$(3,135)	$1,747,404
December 31, 2019
Fixed maturity securities:
State and municipal	$159,894	$7,949	$(742)	$167,101
Residential mortgage-backed	261,524	3,244	(622)	264,146
Corporate	611,304	21,306	(389)	632,221
Commercial mortgage and asset-backed	249,309	3,954	(806)	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	1,229	(39)	115,667
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,398,533	$37,691	$(2,598)	$1,433,626
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2020 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$103,318	$104,395
After one year through five years	472,778	498,541
After five years through ten years	293,830	316,790
After ten years	206,874	223,318
Residential mortgage-backed	282,396	291,188
Commercial mortgage and asset-backed	303,161	311,181
Redeemable preferred stock	2,025	1,991
Total	$1,664,382	$1,747,404

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2020
Fixed maturity securities:
State and municipal	$13,729	$(18)	$—	$—	$13,729	$(18)
Residential mortgage-backed	6,578	(61)	—	—	6,578	(61)
Corporate	23,050	(240)	—	—	23,050	(240)
Commercial mortgage and asset-backed	27,017	(1,663)	37,182	(1,119)	64,199	(2,782)
Redeemable preferred stock	1,991	(34)	—	—	1,991	(34)
Total fixed maturity securities, available-for-sale	$72,365	$(2,016)	$37,182	$(1,119)	$109,547	$(3,135)
December 31, 2019
Fixed maturity securities:
State and municipal	$30,028	$(741)	$667	$(1)	$30,695	$(742)
Residential mortgage-backed	23,632	(78)	37,363	(544)	60,995	(622)
Corporate	45,550	(365)	9,933	(24)	55,483	(389)
Commercial mortgage and asset-backed	46,434	(406)	56,720	(400)	103,154	(806)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,474	(22)	7,168	(17)	15,642	(39)
Total fixed maturity securities, available-for-sale	$154,118	$(1,612)	$111,851	$(986)	$265,969	$(2,598)

Investment fair values in 2020 have been negatively impacted by COVID-19. At June 30, 2020, the Company held fixed maturity securities of 56 issuers that were in an unrealized loss position with a total fair value of $109.5 million and gross unrealized losses of $3.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At June 30, 2020, 99.7% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2020 had an aggregate fair value of $5.5 million and an aggregate net unrealized loss of $6,000.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. This update changed the impairment model for available-for-sale fixed maturities and requires the Company to determine whether unrealized losses on available-for-sale fixed maturities are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related will continue to be recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 had experienced an other-than-temporary impairment. At March 31, 2019, management concluded that three fixed maturity securities from one issuer that we intended to sell at a loss in the second quarter were impaired. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019. Management concluded that none of the fixed maturity securities with an unrealized loss at June 30, 2019 had experienced an other-than-temporary impairment.
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
Applying the fair value option to the bank loan portfolio will increase volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At June 30, 2020, the Company's bank loan portfolio had an aggregate fair value of $127.7 million and unpaid principal of $157.2 million. Investment income on bank loan participations included in net investment income was $3.1 million and $7.3 million for the three and six months ended June 30, 2020, respectively. Net realized and unrealized gains (losses) on investments includes gains of $26.6 million and losses of $17.4 million related to changes in unrealized gains and losses on bank loan participations in the three and six months ended June 30, 2020, respectively, and management concluded that $2.8 million and $7.8 million of those losses were due to credit-related impairments for the three and six months ended June 30, 2020, respectively. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
Prior to the election of the fair value option on January 1, 2020, bank loan participations were classified as held-for-investment and carried at amortized cost net of any allowance for credit losses. Under the prior accounting method, management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired at December 31, 2019. At December 31, 2019, the impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer that was experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that two of the loans in the Company’s loan portfolio were impaired at June 30, 2019. At June 30, 2019, the impaired loans had a carrying value of $3.4 million, unpaid principal of $3.6 million, and an allowance for credit losses of $231,000.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2020 or December 31, 2019.
The average recorded investment in impaired bank loans was $1.7 million during the six months ended June 30, 2019. No investment income was recognized during the period that the loans were impaired and net realized investment losses of $231,000 and $1.8 million were recorded in the three and six months ended June 30, 2019 for changes in the fair value of impaired bank loans.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturity securities:
Gross realized gains	$305	$411	$521	$588
Gross realized losses	—	(80)	(1)	(485)
	305	331	520	103
Bank loan participations:
Gross realized gains	230	137	332	150
Gross realized losses	(9,669)	(1,308)	(10,978)	(3,000)
Changes in fair values of bank loan participations	26,570	—	(17,377)	—
	17,131	(1,171)	(28,023)	(2,850)
Equity securities:
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(170)	(18)
Changes in fair values of equity securities	4,046	1,900	(9,269)	5,449
	4,046	1,900	(9,439)	5,431
Short-term investments and other:
Gross realized gains	31	3	50	4
Gross realized losses	—	—	(2)	—
Changes in fair values of short-term investments and other	80	—	80	—
	111	3	128	4
Total	$21,593	$1,063	$(36,814)	$2,688

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Renewable energy LLCs (a)	$31,318	$31,219	$12	$(13)	$846	$908
Renewable energy notes receivable (b)	2,680	8,750	101	328	267	656
Limited partnerships (c)	8,965	16,741	245	728	(324)	2,797
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$47,463	$61,210	$444	$1,129	$961	$4,533

(a)The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Chairman and Chief Executive Officer ("CEO") has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $747,000 and $253,000 in the six months ended June 30, 2020 and 2019, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(b)The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At December 31, 2019, the Company held an $8.8 million note issued by an entity for which two of our former directors serve as officers. During the three months ended March 31, 2020, the Company received repayment of $6.1 million of the original note principal. Interest on the note, which matures in 2021, is fixed at 15.0%. Interest income on the note was $101,000 and $267,000 for the three and six months ended June 30, 2020, respectively ($328,000 and $656,000 for the three and six months ended June 30, 2019, respectively).
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.2 million at June 30, 2020. The Company recognized investment losses of $201,000 and investment income of $480,000 on the investment for the six months ended June 30, 2020, and 2019 respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $5.8 million at June 30, 2020. Investment losses of $123,000 and investment income of $2.3 million was recognized on the investments for the six months ended June 30, 2020 and 2019, respectively.
(d)The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Chairman and CEO was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $172,000 for both six month periods ended June 30, 2020 and 2019, respectively.
At June 30, 2020 and December 31, 2019, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $1.5 million at June 30, 2020, is classified as an available-for-sale fixed maturity.
3. Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2020 and December 31, 2019.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,133	11,611	5,835
Identifiable intangible assets subject to amortization		11,611	6,133	11,611	5,835
		$42,775	$6,133	$42,775	$5,835

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4. Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net income (loss) to shareholders	$35,614	$20,307	$(1,201)	$43,035

Weighted average common shares outstanding:
Basic	30,529,241	30,246,420	30,502,774	30,153,426
Common share equivalents	253,368	442,654	—	427,779
Diluted	30,782,609	30,689,074	30,502,774	30,581,205

Earnings (loss) per share:
Basic	$1.17	$0.67	$(0.04)	$1.43
Common share equivalents	(0.01)	(0.01)	—	(0.02)
Diluted	$1.16	$0.66	$(0.04)	$1.41
For the three and six months ended June 30, 2020, common share equivalents of 0 and 281,405 shares, respectively (9,735 and 170,310 in the respective prior year periods), were excluded from the calculations of diluted earnings per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5. Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of a $335,000 allowance for uncollectible reinsurance balances at March 31, 2020 and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,351,689	$1,221,652	$1,377,461	$1,194,088
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	97,620	144,738	193,602	283,697
Prior years	1,126	2,315	2,000	3,283
Total incurred losses and loss and adjustment expenses	98,746	147,053	195,602	286,980
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	2,337	20,575	6,609	25,254
Prior years	108,564	110,200	226,920	217,884
Total loss and loss adjustment expense payments	110,901	130,775	233,529	243,138
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,339,534	1,237,930	1,339,534	1,237,930
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	727,437	545,404	727,437	545,404
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,066,971	$1,783,334	$2,066,971	$1,783,334

The Company experienced $1.1 million of adverse reserve development in the three months ended June 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.8 million of favorable development in the Excess and Surplus Lines segment, $1.0 million of favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $5.0 million of adverse development in the Casualty Reinsurance segment.
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
The Company experienced $2.0 million of adverse reserve development in the six months ended June 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.9 million of favorable development in the Excess and Surplus Lines segment, $2.0 million of favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $6.9 million of adverse development in the Casualty Reinsurance segment.
The Company experienced $3.3 million of adverse reserve development in the six months ended June 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $1.2 million of adverse development in the Excess and Surplus Lines segment, as adverse development in the 2016 and 2017 accident years for commercial auto business was largely offset by favorable development in the 2018 accident year for commercial auto business. The Specialty Admitted Insurance segment experienced $3.3 million of favorable development due to favorable development in

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

the workers' compensation business for prior accident years. The Company also experienced $5.3 million of adverse development in the Casualty Reinsurance segment primarily related to losses from risk profiles and treaty structures that the Company no longer writes.
6. Other Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gains arising during the period, before U.S. income taxes	$53,545	$22,928	$48,449	$44,406
U.S. income taxes	(6,937)	(1,908)	(5,559)	(3,355)
Unrealized gains arising during the period, net of U.S. income taxes	46,608	21,020	42,890	41,051
Less reclassification adjustment:
Net realized investment gains	305	331	520	103
U.S. income taxes	(10)	(43)	(24)	(44)
Reclassification adjustment for investment gains realized in net income	295	288	496	59
Other comprehensive income	$46,313	$20,732	$42,394	$40,992
In addition to the $305,000 and $520,000 of net realized investment gains on available-for-sale fixed maturities for the three and six months ended June 30, 2020, respectively ($331,000 and $103,000 of net realized investment gains for the three and six months ended June 30, 2019, respectively), the Company also recognized $17.1 million of net realized and unrealized investment gains and $28.0 million of net realized and unrealized investment losses in the respective periods on its investments in bank loan participations ($1.2 million and $2.9 million of net realized investment losses in the prior year respective periods) and $4.0 million of net realized and unrealized gains and $9.4 million of net realized and unrealized losses in the respective periods on its investments in equity securities ($1.9 million and $5.4 million of net realized and unrealized gains in the prior year respective periods).
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
In response to the outbreak of the coronavirus pandemic in the first quarter of 2020, many state and local governments in the United States and around the world have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. Many states have extended the expiration date of restrictions and some states that eased restrictions subsequently re-imposed them as the spread of COVID-19 worsened. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect and severity of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects caused by it. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate and the U.S. equity markets have experienced substantial volatility in reaction to COVID-19 since February 2020, both of which have, along with other factors, placed pressure on net investment income and resulted in material realized and unrealized losses in our investment portfolio in the first quarter of 2020. Investment markets recovered substantially in the second quarter, leading to unrealized gains in our investment portfolio for the quarter.
The effect of COVID-19 and related events could have a negative effect on the Company, including as a result of quarantines, market volatility, market downturns, actions of lawmakers and regulators, changes in consumer behavior, business closures, deterioration in the credit quality of policyholders or the inability of policyholders to pay their premium and deductible obligations to the Company, and deterioration in the credit quality of reinsurers or insurance entities with which we have a fronting arrangement or the inability of insurers or the insurance entities for which we are fronting to pay their obligations to the Company. At the federal and state level, there have been proposals by lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

of workers. The Company has received both business interruption and workers’ compensation claims related to COVID-19 and we expect that we will continue to receive claims related to COVID-19. If the efforts of lawmakers to effectively expand coverage under business interruption, workers’ compensation or other policies on a retroactive basis are successful and enforceable, the Company may be forced to pay claims under policies for which it received inadequate premiums to cover such risks, and therefore the Company’s reserves may be inadequate to pay such claims. At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. While many of these requirements and recommendations have expired or are scheduled to expire in the near future, insurance departments could reinstate or extend them as conditions deteriorate and/or the negative impact of the pandemic on policyholders persists. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments. Further, demand for the insurance policies that the Company offers is highly dependent upon the business environment in the markets in which the Company operates. Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak, but it could have a material adverse impact on the business prospects, financial condition or results of operations of the Company.
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $12.6 million of letters of credit were issued through June 30, 2020 which were secured by deposits of $28.6 million. Under a $102.5 million facility, $74.7 million of letters of credit were issued through June 30, 2020 which were secured by deposits of $94.8 million. Under a $100.0 million facility, $17.8 million of letters of credit were issued through June 30, 2020 which were secured by deposits of $28.3 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $306.7 million at June 30, 2020.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At June 30, 2020, the Company held collateral funds of $1,020.9 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
8. Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Included in “other income” on the condensed consolidated statements of income (loss) and comprehensive income is gross fee income of $744,000 and $2.4 million for the three and six months ended June 30, 2020, respectively, ($2.3 million and $5.0 million the three and six months ended June 30, 2019, respectively) that is included in underwriting profit for the respective three and six month periods. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2020
Gross written premiums	$186,994	$88,440	$26,205	$—	$301,639
Net earned premiums	100,849	14,392	33,574	—	148,815
Underwriting profit (loss) of insurance segments	16,095	1,430	(2,637)	—	14,888
Net investment income	3,336	812	10,534	668	15,350
Interest expense	—	—	—	2,965	2,965
Segment revenues	113,343	15,870	56,794	742	186,749
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,304,169	838,753	1,808,921	57,358	5,009,201

Three Months Ended June 30, 2019
Gross written premiums	$260,277	$89,472	$30,254	$—	$380,003
Net earned premiums	150,921	13,086	35,107	—	199,114
Underwriting profit (loss) of insurance segments	15,810	1,298	(100)	—	17,008
Net investment income	4,229	918	11,986	402	17,535
Interest expense	—	—	—	2,684	2,684
Segment revenues	158,574	14,940	46,318	542	220,374
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,122,080	721,506	1,544,565	62,956	3,451,107

Six Months Ended June 30, 2020
Gross written premiums	$323,191	$191,242	$71,047	$—	$585,480
Net earned premiums	200,588	27,675	66,470	—	294,733
Underwriting profit (loss) of insurance segments	24,207	442	(2,430)	—	22,219
Net investment income	11,277	1,740	22,138	1,031	36,186
Interest expense	—	—	—	5,841	5,841
Segment revenues	197,172	28,543	70,074	1,244	297,033
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,304,169	838,753	1,808,921	57,358	5,009,201

Six Months Ended June 30, 2019
Gross written premiums	$446,826	$192,425	$68,086	$—	$707,337
Net earned premiums	292,593	25,446	71,227	—	389,266
Underwriting profit of insurance segments	28,912	2,921	227	—	32,060
Net investment income	9,773	1,815	23,158	2,220	36,966
Interest expense	—	—	—	5,492	5,492
Segment revenues	311,011	28,676	92,328	2,486	434,501
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,122,080	721,506	1,544,565	62,956	3,451,107

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$16,095	$15,810	$24,207	$28,912
Specialty Admitted Insurance	1,430	1,298	442	2,921
Casualty Reinsurance	(2,637)	(100)	(2,430)	227
Total underwriting profit of insurance segments	14,888	17,008	22,219	32,060
Other operating expenses of the Corporate and Other segment	(7,472)	(7,433)	(15,751)	(15,339)
Underwriting profit	7,416	9,575	6,468	16,721
Net investment income	15,350	17,535	36,186	36,966
Net realized and unrealized gains (losses) on investments	21,593	1,063	(36,814)	2,688
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(1,485)	(378)	(1,159)	(132)
Interest expense	(2,965)	(2,684)	(5,841)	(5,492)
Income (loss) before taxes	$39,760	$24,962	$(1,458)	$50,453

9. Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Amortization of policy acquisition costs	$21,629	$23,150	$45,746	$41,771
Other underwriting expenses of the operating segments	14,296	14,260	33,521	33,485
Other operating expenses of the Corporate and Other segment	7,472	7,433	15,751	15,339
Total	$43,397	$44,843	$95,018	$90,595
Other expenses of $1.7 million for the three and six months ended June 30, 2020 ($683,000 for the three and six months ended June 30, 2019), consist of employee severance costs.
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
Assets measured at fair value on a recurring basis as of June 30, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$269,922	$—	$269,922
Residential mortgage-backed	—	291,188	—	291,188
Corporate	—	754,442	—	754,442
Commercial mortgage and asset-backed	—	311,181	—	311,181
U.S. Treasury securities and obligations guaranteed by the U.S. government	118,235	445	—	118,680
Redeemable preferred stock	—	1,991	—	1,991
Total fixed maturity securities, available-for-sale	$118,235	$1,629,169	$—	$1,747,404
Equity securities:
Preferred stock	—	62,880	—	62,880
Common stock	9,536	5,621	8	15,165
Total equity securities	$9,536	$68,501	$8	$78,045
Bank loan participations	$—	$127,394	$304	$127,698
Short-term investments	$—	$96,265	$—	$96,265

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Beginning balance	$1,032	$177	$43	$4,442
Transfers out of Level 3	(721)	—	(721)	(4,228)
Transfers in to Level 3	—	3,010	358	3,010
Purchases	—	—	703	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	(17)	—
Amortization of discount	—	—	3	—
Total gains or losses (realized/unrealized):				—
Included in earnings	1	(88)	(57)	(125)
Included in other comprehensive income	—	—	—	—
Ending balance	$312	$3,099	$312	$3,099

The Company held one available-for-sale fixed maturity security at December 31, 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.2 million for the security at December 31, 2018. The Company was able to obtain a quoted price from a pricing vendor for the available-for-sale fixed maturity security at March 31, 2019 and it was transferred to Level 2. At June 30, 2019, the Company held two equity securities for which the fair value was determined using significant unobservable inputs (Level 3). In the three months ended June 30, 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity securities of $3.1 million at June 30, 2019.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2020, the Company held one bank loan participation and two equity securities for which the fair value was determined using significant unobservable inputs (Level 3). The Company was able to obtain a quoted price from a pricing vendor for two bank loan participations at June 30, 2020 and transferred them to Level 2. At December 31, 2019, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $312,000 at June 30, 2020 and $43,000 at December 31, 2019.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months or six months ended June 30, 2020 or 2019. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2020 and December 31, 2019, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,747,404	$1,747,404	$1,433,626	$1,433,626
Equity securities	78,045	78,045	80,735	80,735
Bank loan participations	127,698	127,698	260,864	252,423
Cash and cash equivalents	204,309	204,309	206,912	206,912
Restricted cash equivalents	1,020,856	1,020,856	1,199,164	1,199,164
Short-term investments	96,265	96,265	156,925	156,925
Other invested assets – notes receivable	7,180	11,616	13,250	18,756
Liabilities
Senior debt	217,300	204,145	158,300	158,043
Junior subordinated debt	104,055	105,166	104,055	122,193

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2020 and December 31, 2019 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2020 and December 31, 2019, respectively.
The fair values of senior debt and junior subordinated debt at June 30, 2020 and December 31, 2019 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11. Senior Debt
In the three months ended March 31, 2020, the Company drew $60.0 million on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020. At June 30, 2020, the Company had a drawn balance of $163.3 million outstanding on the unsecured revolver. The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2020.
Also in the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity on a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020. At June 30, 2020, unsecured loans of $39.0 million and secured letters of credit totaling $17.8 million were outstanding under the facility. The 2017 Facility contains certain financial and other covenants which we are in compliance with at June 30, 2020.
12. Capital Stock and Equity Awards
The Company issued 128,787 common shares in the six months ended June 30, 2020. 29,141 of the new shares were related stock option exercises and 99,646 were related vesting of restricted share units (“RSUs”). The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,553,178 at June 30, 2020.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company declared the following dividends during the first six months of 2020 and 2019:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
	$0.60			$18,540
2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,205
	$0.60			$18,351
Included in the total dividends for the six months ended June 30, 2020 and 2019 are $219,000 and $216,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $501,000 at June 30, 2020 and $623,000 at December 31, 2019.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2020, 1,420,037 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2020, 101,746 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	(29,141)	$28.78	(336,350)	$26.22
Forfeited	—	$—	(5,395)	$38.13
End of period	614,710	$30.49	773,579	$30.18
Exercisable, end of period	614,710	$30.49	717,610	$29.24

All of the outstanding options vest over three to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at June 30, 2020 was 2.4 years.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	179,016	$43.55	178,556	$42.08
Vested	(147,260)	$41.14	(111,212)	$39.90
Forfeited	(16,846)	$42.17	(9,555)	$40.84
Unvested, end of period	355,278	$42.65	357,931	$40.39
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Share based compensation expense	$1,910	$1,810	$3,777	$3,484
U.S. tax benefit on share based compensation expense	249	220	499	420

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2020, the Company had $11.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
13. Subsequent Events
On July 28, 2020, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on September 30, 2020 to shareholders of record on September 14, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We are organized into four reportable segments, which are separately managed business units:
•The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
•The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;
•The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and stop loss reinsurance to Carolina Re Ltd (“Carolina Re”), through JRG Reinsurance Company Ltd. (“JRG Re”), both Bermuda-based reinsurance companies. JRG Re has also in the past provided reinsurance to the Company's U.S. based insurance subsidiaries through a quota-share reinsurance agreement; Carolina Re was formed in 2018 to do this as well; and
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.
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
Impact of the COVID-19 Pandemic
The Company is continually monitoring the impact that the outbreak of the coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations. The Company closed its offices except for certain essential functions, and directed its employees to work from their homes or other locations where they could ‘shelter in place’. While the Company’s investment portfolio was impacted by the volatility in the global financial markets during the first quarter of this year as discussed in “-Results of Operations-Investing Results” in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on April 30, 2020, to date the Company has not experienced a decline in gross written premiums or a material increase in total claims as a result of the coronavirus pandemic. However, in light of the uncertainty in the global financial markets resulting from COVID-19, the Company has taken precautionary measures to preserve financial flexibility by borrowing under its existing credit facilities as discussed in “-Liquidity and Capital Resources-Sources and Uses of Funds”, and the Company is continually evaluating whether additional measures may be prudent to protect the Company’s financial condition and results of operations in the current economic environment. In addition, we are closely monitoring a number of risks that COVID-19 poses to the Company’s financial condition and results of operations. For a description of these risks, see “Part II-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$301,639	$380,003	(20.6)%	$585,480	$707,337	(17.2)%
Net retention (1)	55.0%	63.1%		51.3%	63.3%
Net written premiums	$165,757	$239,910	(30.9)%	$300,411	$447,651	(32.9)%
Net earned premiums	$148,815	$199,114	(25.3)%	$294,733	$389,266	(24.3)%
Losses and loss adjustment expenses	(98,746)	(147,053)	(32.9)%	(195,602)	(286,980)	(31.8)%
Other operating expenses	(42,653)	(42,486)	0.4%	(92,663)	(85,565)	8.3%
Underwriting profit (2), (3)	7,416	9,575	(22.5)%	6,468	16,721	(61.3)%
Net investment income	15,350	17,535	(12.5)%	36,186	36,966	(2.1)%
Net realized and unrealized gains (losses) on investments	21,593	1,063	1,931.3%	(36,814)	2,688	‒
Other income and expense	(1,485)	(378)	292.9%	(1,159)	(132)	778.0%
Interest expense	(2,965)	(2,684)	10.5%	(5,841)	(5,492)	6.4%
Amortization of intangible assets	(149)	(149)	‒	(298)	(298)	‒
Income (loss) before taxes	39,760	24,962	59.3%	(1,458)	50,453	‒
Income tax expense (benefit)	4,146	4,655	(10.9)%	(257)	7,418	‒
Net income (loss)	$35,614	$20,307	75.4%	$(1,201)	$43,035	‒
Adjusted net operating income (4)	$17,379	$20,177	(13.9)%	$32,797	$41,890	(21.7)%
Ratios:
Loss ratio	66.4%	73.9%		66.4%	73.7%
Expense ratio	28.6%	21.3%		31.4%	22.0%
Combined ratio	95.0%	95.2%		97.8%	95.7%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(3)Included in underwriting results for the three and six months ended June 30, 2020 is gross fee income of $5.7 million and $11.2 million, respectively ($6.2 million and $12.6 million for the same periods in the prior year).
(4)Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Three Months Ended June 30, 2020 and 2019
The Company had an underwriting profit of $7.4 million for the three months ended June 30, 2020. This compares to an underwriting profit of $9.6 million for the same period in the prior year.
The results for the three months ended June 30, 2020 and 2019 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains of $21.6 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. Financial markets in 2020 have been significantly impacted by COVID-19. Investment fair values declined steeply with the pandemic's onset in the first quarter, but regained ground in the second quarter, leading to significant unrealized gains in our investment portfolio that were recognized in earnings. For the three months ended June 30, 2020, net realized and unrealized gains on investments include gains of $4.0 million and $26.6 million related to changes in unrealized gains and losses on equity securities and bank loan participations (accounted for at fair value pursuant to the Company's election of the fair value option on January 1, 2020), respectively. For the three months ended June 30, 2019, net realized and unrealized gains on investments included gains of $1.9 million related to changes in unrealized gains and losses on equity securities. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).

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
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2020		2019
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$39,760	$35,614	$24,962	$20,307
Net realized and unrealized investment (gains)	(21,593)	(19,763)	(1,063)	(670)
Other expenses	1,732	1,528	683	540
Adjusted net operating income	$19,899	$17,379	$24,582	$20,177

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended June 30, 2020 was 95.0%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2020 includes $1.1 million, or 0.8 percentage points, of net adverse reserve development on prior accident years, including $2.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $5.0 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended June 30, 2019 was 95.2%. The combined ratio for the three months ended June 30, 2019 includes $2.3 million, or 1.2 percentage points, of net adverse reserve development on prior accident years, including $1.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $1.2 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.4 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio increased from 21.3% for the three months ended June 30, 2019 to 28.6% for the three months ended June 30, 2020. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 31.4% increase in the non-commercial auto (“Core E&S”) net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 67.8% of consolidated net earned premiums for the three months ended June 30, 2020 compared to 75.8% for three months ended June 30, 2019. Gross fee income for the Company declined from $6.2 million for the three months ended June 30, 2019 to $5.7 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2020 and 2019
The Company had an underwriting profit of $6.5 million for the six months ended June 30, 2020. This compares to an underwriting profit of $16.7 million for the same period in the prior year.
The results for the six months ended June 30, 2020 and 2019 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment (losses) gains of $(36.8) million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net realized and unrealized losses on investments include losses of $9.3 million and $17.4 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively. For the six months ended June 30, 2019, net realized and unrealized gains on investments included gains of $5.4 million related to changes in unrealized gains and losses on equity securities. See “— Investing Results" for more information on these realized and unrealized investment (losses) gains.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating income as follows:

	Six Months Ended June 30,
	2020		2019
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(1,458)	$(1,201)	$50,453	$43,035
Net realized and unrealized investment losses (gains)	36,814	32,470	(2,688)	(1,685)
Other expenses	1,732	1,528	683	540
Adjusted net operating income	$37,088	$32,797	$48,448	$41,890

Combined Ratios
Our combined ratio for the six months ended June 30, 2020 was 97.8%. The combined ratio for the six months ended June 30, 2020 includes $2.0 million, or 0.7 percentage points, of net adverse reserve development on prior accident years, including $2.9 million of net favorable reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $6.9 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the six months ended June 30, 2019 was 95.7%. The combined ratio for the six months ended June 30, 2019 includes $3.3 million, or 0.8 percentage points, of net adverse reserve development on prior accident years, including $1.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $3.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $5.3 million of net adverse reserve development from the Casualty Reinsurance segment.
Expense Ratios
Our expense ratio increased from 22.0% for the six months ended June 30, 2019 to 31.4% for the six months ended June 30, 2020. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 38.9% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.1% of consolidated net earned premiums for the six months ended June 30, 2020 compared to 75.2% for six months ended June 30, 2019. Gross fee income for the Company declined from $12.6 million for the six months ended June 30, 2019 to $11.2 million for the six months ended June 30, 2020.
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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$186,994	$260,277	(28.2)%	$323,191	$446,826	(27.7)%
Specialty Admitted Insurance	88,440	89,472	(1.2)%	191,242	192,425	(0.6)%
Casualty Reinsurance	26,205	30,254	(13.4)%	71,047	68,086	4.3%
	$301,639	$380,003	(20.6)%	$585,480	$707,337	(17.2)%
Net written premiums:
Excess and Surplus Lines	$126,814	$195,624	(35.2)%	$219,020	$350,485	(37.5)%
Specialty Admitted Insurance	12,739	14,034	(9.2)%	26,095	29,055	(10.2)%
Casualty Reinsurance	26,204	30,252	(13.4)%	55,296	68,111	(18.8)%
	$165,757	$239,910	(30.9)%	$300,411	$447,651	(32.9)%
Net earned premiums:
Excess and Surplus Lines	$100,849	$150,921	(33.2)%	$200,588	$292,593	(31.4)%
Specialty Admitted Insurance	14,392	13,086	10.0%	27,675	25,446	8.8%
Casualty Reinsurance	33,574	35,107	(4.4)%	66,470	71,227	(6.7)%
	$148,815	$199,114	(25.3)%	$294,733	$389,266	(24.3)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 55.2% of our consolidated gross written premiums in the six months ended June 30, 2020) decreased 28.2% and 27.7% from the corresponding three and six month periods in the prior year, respectively. The decrease was largely due to the termination of the Rasier commercial auto business in the fourth quarter of 2019. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier. A majority of the insurance policies were due to expire on February 29, 2020. The significant decline in gross written premium for the Commercial Auto underwriting division in the three and six month periods ended June 30, 2020 from the three and six month periods ended June 30, 2019 is a result of the Rasier cancellation. Excluding commercial auto policies, gross written premiums increased 17.8% and 25.1% over the corresponding three and six month periods in the prior year, respectively. Policy submissions excluding commercial auto policies were 16.0% higher and 17.9% more policies were bound in the six months ended June 30, 2020 than in the six months ended June 30, 2019. Renewal rates for the Excess and Surplus Lines segment excluding commercial auto were up 17.1% compared to the six months ended June 30, 2019. The change in gross written premiums compared to the same periods in 2019 was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Excess Casualty	$49,594	$31,476	57.6%	$83,801	$46,646	79.7%
General Casualty	41,169	43,697	(5.8)%	66,891	64,980	2.9%
Manufacturers & Contractors	31,715	28,026	13.2%	60,045	51,537	16.5%
Energy	10,083	10,712	(5.9)%	21,002	17,119	22.7%
Excess Property	14,064	12,483	12.7%	20,083	17,260	16.4%
Allied Health	8,977	5,377	67.0%	14,426	14,633	(1.4)%
Life Sciences	7,706	6,263	23.0%	14,145	10,204	38.6%
Small Business	6,481	5,066	27.9%	12,110	9,548	26.8%
All other Core E&S divisions	10,117	9,634	5.0%	16,865	15,354	9.8%
Total Core E&S divisions	179,906	152,734	17.8%	309,368	247,281	25.1%
Commercial Auto	$7,088	$107,543	(93.4)%	13,823	199,545	(93.1)%
Excess and Surplus Lines gross written premium	$186,994	$260,277	(28.2)%	$323,191	$446,826	(27.7)%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.7% of our consolidated gross written premiums for the six months ended June 30, 2020) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Individual risk workers’ compensation premium	$16,157	$15,988	1.1%	$33,637	$32,981	2.0%
Fronting and program premium	72,283	73,484	(1.6)%	157,605	159,444	(1.2)%
Specialty Admitted gross written premium	$88,440	$89,472	(1.2)%	$191,242	$192,425	(0.6)%
Our largest fronting relationship produced $30.1 million and $62.8 million of gross written premium for the three and six months ended June 30, 2020, respectively, down from $37.5 million and $77.7 million for the three and six months ended June 30, 2019 and representing 32.8% of the segment's gross written premium in the six months ended June 30, 2020 down from 40.4% in the six months ended June 30, 2019. The declines for our largest fronting relationship were largely offset by gains in other fronting business including two new fronting relationships that generated $13.9 million and $20.6 million of gross written premium in the three and six months ended June 30, 2020 (none in the comparable three and six month periods of the prior year).
Gross written premiums for the Casualty Reinsurance segment (which represents 12.1% of our consolidated gross written premiums in the first six months of 2020) decreased 13.4% and increased 4.3% from the corresponding three and six month periods in the prior year, respectively. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Excess and Surplus Lines	67.8%	75.2%	67.8%	78.4%
Specialty Admitted Insurance	14.4%	15.7%	13.6%	15.1%
Casualty Reinsurance	100.0%	100.0%	77.8%	100.0%
Total	55.0%	63.1%	51.3%	63.3%
The net premium retention for the Excess and Surplus Lines segment decreased for the three and six months ended June 30, 2020 as compared to the prior year periods due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions. Additionally, the net premium retention for the Commercial Auto underwriting division is much higher than the net premium retention for the other underwriting divisions in the Excess and Surplus Lines segment, and the Company terminated its largest Commercial Auto customer, Rasier, effective December 31, 2019.
The net premium retention for the Specialty Admitted Insurance segment declined for the three and six months ended June 30, 2020 as compared to the respective periods in the prior year. The net retention on the individual risk workers’ compensation business was 30.5% and 29.9% for the three and six months ended June 30, 2020, respectively (44.5% and 44.5% for the three and six months ended June 30, 2019, respectively), reflecting an increase in the percentage of premiums ceded under a third-party quota share reinsurance treaty from 50% in 2019 to 70% in 2020. The net retention on the segment’s fronting business was 10.8% and 10.2% for the three and six months ended June 30, 2020, respectively (9.4% and 9.0% for the three and six months ended June 30, 2019, respectively).
The net premium retention for the Casualty Reinsurance segment decreased for the six months ended June 30, 2020 as compared to the prior year period due to the change in renewal date of a retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $15.8 million in the six months ended June 30, 2020.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Excess and Surplus Lines	84.0%	89.5%	87.9%	90.1%
Specialty Admitted Insurance	90.1%	90.1%	98.4%	88.5%
Casualty Reinsurance	107.9%	100.3%	103.7%	99.7%
Total	95.0%	95.2%	97.8%	95.7%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$186,994	$260,277	(28.2)%	$323,191	$446,826	(27.7)%
Net written premiums	$126,814	$195,624	(35.2)%	$219,020	$350,485	(37.5)%
Net earned premiums	$100,849	$150,921	(33.2)%	$200,588	$292,593	(31.4)%
Losses and loss adjustment expenses	(63,410)	(115,637)	(45.2)%	(128,939)	(223,842)	(42.4)%
Underwriting expenses	(21,344)	(19,474)	9.6%	(47,442)	(39,839)	19.1%
Underwriting profit (1), (2)	$16,095	$15,810	1.8%	$24,207	$28,912	(16.3)%
Ratios:
Loss ratio	62.9%	76.6%		64.3%	76.5%
Expense ratio	21.1%	12.9%		23.6%	13.6%
Combined ratio	84.0%	89.5%		87.9%	90.1%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)Underwriting results include gross fee income of $296,000 and $1.6 million for the three and six months ended June 30, 2020, respectively ($2.3 million and $5.0 million for the same periods in the prior year).
The loss ratios of 62.9% and 64.3% for the three and six months ended June 30, 2020 include $2.8 million and $2.9 million (2.8 and 1.4 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years. The loss ratios of 76.6% and 76.5% for the three and six months ended June 30, 2019 each include $1.2 million (0.8 and 0.4 percentage points, respectively) of net adverse reserve development in our loss estimates for prior accident years. The lower current year loss ratios in this segment also reflect the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios).
The expense ratio for this segment increased from 12.9% and 13.6% for the three and six months ended June 30, 2019, respectively, to 21.1% and 23.6% for the three and six months ended June 30, 2020, respectively, due to the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by increases of 31.4% and 38.9%, respectively, in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Commercial auto made up 7.8% and 7.9% of the segment’s net earned premiums for the three and six months ended June 30, 2020, respectively, down from 53.1% and 54.6% in the respective prior year periods. Gross fee income contributed to a reduction in the expense ratio of 0.3 and 0.8 percentage points for the three and six months ended June 30, 2020, respectively (1.5 and 1.7 percentage points for the same periods in the prior year).
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment increased 1.8% and decreased 16.3% for the three and six months ended June 30, 2020, respectively (from $15.8 million and $28.9 million for the three and six months ended June 30, 2019, respectively, to $16.1 million and $24.2 million for the three and six months ended June 30, 2020, respectively).

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$88,440	$89,472	(1.2)%	$191,242	$192,425	(0.6)%
Net written premiums	$12,739	$14,034	(9.2)%	$26,095	$29,055	(10.2)%
Net earned premiums	$14,392	$13,086	10.0%	$27,675	$25,446	8.8%
Losses and loss adjustment expenses	(10,559)	(8,402)	25.7%	(20,464)	(15,604)	31.1%
Underwriting expenses	(2,403)	(3,386)	(29.0)%	(6,769)	(6,921)	(2.2)%
Underwriting profit (1), (2)	$1,430	$1,298	10.2%	$442	$2,921	(84.9)%
Ratios:
Loss ratio	73.4%	64.2%		73.9%	61.3%
Expense ratio	16.7%	25.9%		24.5%	27.2%
Combined ratio	90.1%	90.1%		98.4%	88.5%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)Underwriting results include gross fee income of $5.4 million and $9.6 million for the three and six months ended June 30, 2020, respectively ($3.8 million and $7.6 million for the same periods in the prior year).
The loss ratio of 73.4% and 73.9% for the three and six months ended June 30, 2020 includes $1.0 million and $2.0 million (6.9 and 7.3 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio of 64.2% and 61.3% for the three and six months ended June 30, 2019 includes $1.2 million and $3.3 million (9.5 and 12.8 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 16.7% and 24.5% for the three and six months ended June 30, 2020, respectively, compared to the prior year ratios of 25.9% and 27.2%, respectively. Gross fee income from the fronting business increased 39.7% and 25.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year as a result of a mix shift to fronting arrangements with higher fees.
Underwriting results for the Specialty Admitted Insurance segment in the three and six months ended June 30, 2020 were favorably impacted by a $1.2 million adjustment to fee income on one fronted program (a reduction in commission expense, representing an 8.4 and 3.7 point reduction in the combined ratio for the respective periods).
As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $1.4 million and $442,000 for the three and six months ended June 30, 2020, respectively, compared to an underwriting profit of $1.3 million and $2.9 million for the three and six months ended June 30, 2019, respectively.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$26,205	$30,254	(13.4)%	$71,047	$68,086	4.3%
Net written premiums	$26,204	$30,252	(13.4)%	$55,296	$68,111	(18.8)%
Net earned premiums	$33,574	$35,107	(4.4)%	$66,470	$71,227	(6.7)%
Losses and loss adjustment expenses	(24,777)	(23,014)	7.7%	(46,199)	(47,534)	(2.8)%
Underwriting expenses	(11,434)	(12,193)	(6.2)%	(22,701)	(23,466)	(3.3)%
Underwriting (loss) profit (1)	$(2,637)	$(100)	2,537.0%	$(2,430)	$227	‒
Ratios:
Loss ratio	73.8%	65.6%		69.5%	66.7%
Expense ratio	34.1%	34.7%		34.2%	33.0%
Combined ratio	107.9%	100.3%		103.7%	99.7%
(1)Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 73.8% and 69.5% for the three and six months ended June 30, 2020, respectively, includes $5.0 million and $6.9 million (14.8 and 10.3 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The loss ratio of 65.6% and 66.7% for the three and six months ended June 30, 2019, respectively, includes $2.4 million and $5.3 million (6.7 and 7.5 percentage points) of net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 34.1% and 34.2% for the three and six months ended June 30, 2020, respectively, compared to 34.7% and 33.0% in the respective prior year periods.
As a result of the items discussed above, the Casualty Reinsurance segment had underwriting losses of $2.6 million and $2.4 million for the three and six months ended June 30, 2020, respectively, compared to an underwriting loss of $100,000 and underwriting profit of $227,000 for the three and six months ended June 30, 2019.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2020 was $2,067.0 million. Of this amount, 61.5% relates to amounts that are IBNR. This amount was 63.1% at December 31, 2019. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$481,191	$750,621	$1,231,812
Specialty Admitted Insurance	204,259	345,638	549,897
Casualty Reinsurance	109,811	175,451	285,262
Total	$795,261	$1,271,710	$2,066,971
At June 30, 2020, the amount of net reserves prior to the $335,000 allowance for uncollectible reinsurance recoverables of $1,339.5 million that related to IBNR was 58.3%. This amount was 60.3% at December 31, 2019. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$413,584	$554,754	$968,338
Specialty Admitted Insurance	37,776	54,276	92,052
Casualty Reinsurance	107,736	171,408	279,144
Total	$559,096	$780,438	$1,339,534
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
Total operating expenses of the Corporate and Other segment were $7.5 million and $15.8 million for the three and six months ended June 30, 2020, respectively, compared to $7.4 million and $15.3 million for the same periods in the prior year.
Investing Results
Net investment income was $15.4 million and $36.2 million for the three and six months ended June 30, 2020, respectively, compared to $17.5 million and $37.0 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Renewable energy LLCs	$12	$(13)	‒	$846	$908	(6.8)%
Other private investments	432	1,142	(62.2)%	115	3,625	(96.8)%
Other invested assets	444	1,129	(60.7)%	961	4,533	(78.8)%
All other net investment income	14,906	16,406	(9.1)%	35,225	32,433	8.6%
Total net investment income	$15,350	$17,535	(12.5)%	$36,186	$36,966	(2.1)%
The Company's private investments generated income of $444,000 and $961,000 for the three and six months ended June 30, 2020, respectively (compared to income of $1.1 million and $4.5 million in the respective prior year periods). Excluding private investments, our net investment income for the three months ended June 30, 2020 decreased 9.1% from the prior year principally due to lower investment income from bank loan participations resulting from a smaller portfolio and lower investment yields. For the six months ended June 30, 2020, our net investment income excluding private investments increased by 8.6% over the prior year driven by asset growth in our portfolio and income on restricted cash equivalents. The average duration of our fixed maturity portfolio was 4.2 years at June 30, 2020.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Fixed maturity securities	$10,991	$10,157	$22,065	$19,647
Bank loan participations	3,124	5,162	7,272	10,226
Equity securities	1,265	1,295	2,431	2,632
Other invested assets	444	1,129	961	4,533
Cash, cash equivalents, restricted cash equivalents and short-term investments	855	992	6,014	2,306
Gross investment income	16,679	18,735	38,743	39,344
Investment expense	(1,329)	(1,200)	(2,557)	(2,378)
Net investment income	$15,350	$17,535	$36,186	$36,966
The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Annualized gross investment yield on:
Average cash and invested assets	2.8%	3.9%	3.0%	4.2%
Average fixed maturity securities	3.0%	3.8%	3.1%	3.9%
Of our total cash and invested assets of $2,301.2 million at June 30, 2020 (excluding restricted cash equivalents), $204.3 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,747.4 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income. Also included in our investments are $127.7 million of bank loan participations, $78.0 million of equity securities, $96.3 million of short-term investments, and $47.5 million of other invested assets.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2020 and December 31, 2019, the fair market value of these securities was $127.7 million and $252.4 million, respectively.
For the six months ended June 30, 2020, the Company recognized net realized and unrealized investment losses of $36.8 million ($21.6 million of net realized and unrealized investment gains for the three months ended June 30, 2020), including $17.4 million of net unrealized losses on bank loan participations, $9.3 million of losses for the change in the fair value of equity securities, $10.6 million of net realized investment losses on the sale of bank loan securities, and $520,000 of net realized investment gains on the sale of fixed maturity securities.
For the six months ended June 30, 2019, the Company recognized net realized and unrealized investment gains of $2.7 million ($1.1 million of net realized and unrealized investment gains for the three months ended June 30, 2019), including $5.4 million of gains for the change in the fair value of equity securities, $1.8 million of realized losses for changes in the allowance for credit losses on impaired bank loans, $1.1 million of net realized investment losses on the sale of bank loan securities, and $374,000 of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at June 30, 2020 or December 31, 2019. At June 30, 2020, 99.7% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2020			December 31, 2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$254,226	$269,922	15.4%	$159,894	$167,101	11.7%
Residential mortgage-backed	282,396	291,188	16.7%	261,524	264,146	18.4%
Corporate	707,203	754,442	43.2%	611,304	632,221	44.1%
Commercial mortgage and asset-backed	303,161	311,181	17.8%	249,309	252,457	17.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,371	118,680	6.8%	114,477	115,667	8.1%
Redeemable preferred stock	2,025	1,991	0.1%	2,025	2,034	0.1%
Total fixed maturity securities, available-for-sale	$1,664,382	$1,747,404	100.0%	$1,398,533	$1,433,626	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2020:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$340,607	19.5%
AA	653,887	37.4%
A	574,128	32.9%
BBB	173,246	9.9%
Below BBB and unrated	5,536	0.3%
Total	$1,747,404	100.0%
At June 30, 2020, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $754.4 million. A summary of these securities by industry segment is shown below as of June 30, 2020:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$178,511	23.7%
Financial	202,185	26.8%
Consumer Discretionary	106,923	14.2%
Health Care	93,776	12.4%
Consumer Staples	64,840	8.6%
Utilities	108,207	14.3%
Total	$754,442	100.0%

Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of June 30, 2020:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$684,739	90.8%
Privately placed	69,703	9.2%
Total	$754,442	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2020
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$103,318	$104,395	6.0%
After one year through five years	472,778	498,541	28.5%
After five years through ten years	293,830	316,790	18.1%
After ten years	206,874	223,318	12.8%
Residential mortgage-backed	282,396	291,188	16.7%
Commercial mortgage and asset-backed	303,161	311,181	17.8%
Redeemable preferred stock	2,025	1,991	0.1%
Total	$1,664,382	$1,747,404	100.0%
At June 30, 2020, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $3.0 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively ($5.8 million and $5.5 million for the respective six month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $298,000 of amortization of intangible assets for each of the three and six months ended June 30, 2020 and 2019, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The outbreak of the coronavirus pandemic in the first quarter of 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $1.5 million for the six months ended June 30, 2020 and recorded a U.S. federal income tax benefit of $257,000. For the six months ended June 30, 2019, our U.S. federal income tax expense was 14.7% of income before taxes.
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
At June 30, 2020, the Bermuda holding company had $995,000 of cash and cash equivalents. The U.S. holding company had $48.2 million of cash and invested assets, comprised of cash and cash equivalents of $6.5 million and other invested assets of $41.7 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2020.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at June 30, 2020:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2020, the Company had $74.7 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At June 30, 2020, the Company had a drawn balance of $163.3 million outstanding on the unsecured revolver. We drew $60.0 million on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. $30.0 million was repaid in the three months ended June 30, 2020.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2020.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at June 30, 2020. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At June 30, 2020, unsecured loans of $39.0 million and secured letters of credit totaling $17.8 million were outstanding on the 2017 Facility. We drew $59.0 million of unsecured capacity on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. $30.0 million was repaid in the three months ended June 30, 2020.
In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2020, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2020 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2020.
At June 30, 2020 and December 31, 2019, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 28.8% and 25.2%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2020 and 2019, our net premium retention was 55.0% and 63.1%, respectively (51.3% and 63.3% for the six month periods, respectively).
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of June 30, 2020:

Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible. (1)
Primary Casualty	Up to $2.0 million per occurrence. (2)
Excess Casualty	Up to $1.0 million per occurrence. (3)
Property	Up to $5.0 million per event. (4)
(1)Except for Life Sciences quota share carve out, which is up to $2.0 million per occurrence

(2)Total exposure to any one claim is generally $1.0 million.
(3)For policies with an occurrence limit up to $10.0 million, the excess casualty treaty is set such that our retention is no more than $1.0 million.
(4)The property catastrophe reinsurance treaty has a limit of $40.0 million with one reinstatement.
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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event beyond our 1 in 1000 year PML to exhaust our $45.0 million property catastrophe treaty. In the event of a catastrophe loss exhausting our $45.0 million property catastrophe treaty, we estimate our pre-tax cost at approximately $7.3 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2020:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 85-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70% - 100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 92.5%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
(1) Excluding one program which has quota share coverage for 81.25% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of June 30, 2020, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At June 30, 2020, the allowance for such uncollectible reinsurance recoverables was $337,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2020, we had reinsurance recoverables on unpaid losses of $727.1 million and reinsurance recoverables on paid losses of $43.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At June 30, 2020, the Company held collateral funds of $1,020.9 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(136,231)	$68,123
Investing activities	(83,810)	(37,470)
Financing activities	39,130	(33,985)
Change in cash, cash equivalents, and restricted cash equivalents	$(180,911)	$(3,332)

Cash used in operating activities for the six months ended June 30, 2020 primarily reflects decreasing amounts of restricted cash equivalents as the collateral funds required on the terminated Rasier account declines as the outstanding claims on this business are settled (see Amounts Recoverable from an Indemnifying Party above). In the six months ended June 30, 2020, the Company returned $178.3 million to its former insured, per the terms of the collateral trust. Excluding the reduction in the collateral funds, cash provided by operating activities was $42.1 million for the six months ended June 30, 2020. Cash provided by operating activities for the six months ended June 30, 2019 reflected growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 8.9% and 8.7% of total cash and invested assets at June 30, 2020 and 2019, respectively.
Cash used in financing activities for the six months ended June 30, 2020 and 2019 included $18.6 million and $18.3 million of dividends paid to shareholders, respectively. In addition, we drew a net $59.0 million on our senior credit facilities in the six months ended June 30, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. We repaid $20.0 million on our 2017 Facility in the six months ended June 30, 2019.
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
EQUITY
The Company issued 128,787 common shares in the six months ended June 30, 2020. The new shares were related to stock option exercises and vesting RSUs. The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,553,178 at June 30, 2020.
Share Based Compensation Expense
For the three months ended June 30, 2020 and 2019, the Company recognized $1.9 million and $1.8 million of share based compensation expense, respectively ($3.8 million and $3.5 million for the respective six month periods). As of June 30, 2020, the Company had $11.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	(29,141)	$28.78	(336,350)	$26.22
Forfeited	—	$—	(5,395)	$38.13
End of period	614,710	$30.49	773,579	$30.18
Exercisable, end of period	614,710	$30.49	717,610	$29.24

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	179,016	$43.55	178,556	$42.08
Vested	(147,260)	$41.14	(111,212)	$39.90
Forfeited	(16,846)	$42.17	(9,555)	$40.84
Unvested, end of period	355,278	$42.65	357,931	$40.39
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
The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated (loss) income before U.S. Federal income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$16,095	$15,810	$24,207	$28,912
Specialty Admitted Insurance	1,430	1,298	442	2,921
Casualty Reinsurance	(2,637)	(100)	(2,430)	227
Total underwriting profit of insurance segments	14,888	17,008	22,219	32,060
Other operating expenses of the Corporate and Other segment	(7,472)	(7,433)	(15,751)	(15,339)
Underwriting profit (1)	7,416	9,575	6,468	16,721
Net investment income	15,350	17,535	36,186	36,966
Net realized and unrealized gains (losses) on investments	21,593	1,063	(36,814)	2,688
Amortization of intangible assets	(149)	(149)	(298)	(298)
Other income and expenses	(1,485)	(378)	(1,159)	(132)
Interest expense	(2,965)	(2,684)	(5,841)	(5,492)
Income (loss) before taxes	$39,760	$24,962	$(1,458)	$50,453
(1)Included in underwriting results for the three and six months ended June 30, 2020 is gross fee income of $5.7 million and $11.2 million, respectively ($6.2 million and $12.6 million for the same periods in the prior year).
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
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2020		2019
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$39,760	$35,614	$24,962	$20,307
Net realized and unrealized investment (gains) losses	(21,593)	(19,763)	(1,063)	(670)
Other expenses	1,732	1,528	683	540
Adjusted net operating income	$19,899	$17,379	$24,582	$20,177

	Six Months Ended June 30,
	2020		2019
	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(1,458)	$(1,201)	$50,453	$43,035
Net realized and unrealized investment losses (gains)	36,814	32,470	(2,688)	(1,685)
Other expenses	1,732	1,528	683	540
Adjusted net operating income	$37,088	$32,797	$48,448	$41,890
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the six months ended June 30, 2020, our tangible equity per share increased by 2.7%. Absent the $18.5 million in dividends to shareholders in the six months ended June 30, 2020, our tangible equity per share increased by 6.0% for the six months ended June 30, 2020. The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets. The significant declines in the fair values of our investments reduced tangible equity through earnings with $9.3 million of net unrealized losses on equity securities and $17.4 million of net unrealized losses on bank loan participations for the six months ended June 30, 2020 (as discussed in Investing Results). Our operating return on tangible shareholders’ equity was 12.0% for the six months ended June 30, 2020.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2020 and December 31, 2019 and reconciles tangible equity to pre-dividend tangible equity as of June 30, 2020:

	June 30, 2020		December 31, 2019
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$795,711	$26.04	$778,581	$25.59
Less:
Goodwill	181,831	5.95	181,831	5.98
Intangible assets	36,642	1.20	36,940	1.21
Tangible equity	$577,238	$18.89	$559,810	$18.40
Dividends to shareholders for the six months ended June 30, 2020	18,523	0.60
Pre-dividend tangible equity	$595,761	$19.49

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
The recent global coronavirus outbreak could harm business and results of operations of the Company.
In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The coronavirus has spread throughout the United States, including states in which the Company operates. In response, many governments, including Bermuda, the state and local governments of the States of Virginia and North Carolina, and governments in many other states in which our policyholders are located, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. Many states have extended the expiration date of restrictions and some states that eased restrictions subsequently re-imposed them as the spread of COVID-19 worsened. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect and severity of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects caused by it.
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
The uncertainty around the extent of the economic impact of COVID-19 caused severe volatility in global financial markets since February 2020. As a result of this volatility, the Company experienced net realized and unrealized losses on investments in its senior secured bank loan portfolio and its equity portfolio in the first quarter. While the investment markets meaningfully recovered since March 31, 2020, further disruptions in global financial markets could result in additional net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which, along with other factors, has placed pressure on net investment income by causing the yields on many of the types of investments that we make to decline. For further discussion of risks related to our investment portfolio see “Our investment portfolio is subject to significant market and credit risks, which could result in a material adverse impact on our financial condition and results of operations” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The outbreak has resulted in authorities implementing numerous measures in an attempt to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and, even if they are lifted, may be reinstated if conditions deteriorate. These measures and the uncertainty they create may adversely affect the business, operations and financial condition of our policyholders and business partners and therefore our business, operations and financial condition. The Company may be materially affected by a downturn in the economic well-being of policyholders and business partners and the economy in general in numerous ways, including without limitation as follows:
•Collection of premiums, deductibles or self-insured retentions from our policyholders and reinsurance recoverables from our reinsurers may become increasingly difficult. We have incurred, and may continue to incur, increased estimated credit losses on premiums receivable.
•A material portion of the Company’s premiums are calculated based on policyholder payroll costs or revenues, and therefore such premiums will decrease, perhaps materially so, to the extent that policyholders reduce staffing levels or suffer declines in revenue.
•Declines in certain sectors of the economy may have an especially negative impact on the Company due to the concentration of premiums written in such sectors. For example, a material portion of the Company’s direct written premiums are related in various ways to construction. A decline in construction activity or employment would have a material adverse effect on the Company’s premium volume.
•Demand for the insurance policies that the Company offers is highly dependent upon the business environment in the markets in which the Company operates. Suppressed demand for the Company’s insurance policies may lead to reduced premium rates on new or renewal policies or on reinsurance contracts and such reduced rates may not be appropriate for the risks we insure, which in turn may adversely affect the number of policies or contracts we can write.
•Claims frequency and/or severity may increase in certain lines of business, such as, but not exclusively, workers’ compensation, and therefore we may incur increased losses and loss adjustment expenses.
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
Efforts of lawmakers at the federal and state level to address the effects of COVID-19 on businesses may have an adverse effect on the financial condition and results of operations of the Company. At the federal and state level, there have been proposals by lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. The Company has received both business interruption and workers' compensation claims related to COVID-19, and we expect that we will continue to receive claims related to COVID-19. If the efforts of lawmakers to effectively expand coverage under business interruption, workers' compensation and other policies on a retroactive basis are successful and enforceable, the Company may be forced to pay claims under policies for which it received inadequate premiums to cover such risks, and therefore the Company’s reserves may be inadequate to pay such claims. At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. While many of these requirements and recommendations have expired or are scheduled to expire in the near future, insurance departments could reinstate or extend them as conditions deteriorate and/or the negative impact of the pandemic on policyholders persists. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments. Some state regulators have issued orders requiring insurers to issue premium refunds or credits, and regulators in other states could take similar action. It is not yet clear the extent of impact on the Company these new regulations will have or what other actions may be taken by government bodies, both legislative and regulatory, in reaction to COVID-19. For further discussion on risks related to emerging claim and coverage issues see “The effect of emerging claim and coverage issues on our business is uncertain” and “If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The spread of the virus has caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that might become detrimental to the operation of our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and policyholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. A return to work in the office environment could result in an outbreak of COVID-19 illness affecting a large number of the Company's employees and/or require a large number of employees to self-quarantine. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers or service providers are unable to continue to work because of illness from COVID-19, government directives, loss of childcare or eldercare resulting from the closure of schools and/or child or senior care facilities, or otherwise. For a further discussion of these risks, see “We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations” in “Part I-Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

James River Group Holdings, Ltd.

Date:	July 31, 2020	By:	/s/ J. Adam Abram
J. Adam Abram
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	July 31, 2020	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)