Form 10-Q
period 2020-09-30
James River Group Holdings, Ltd.
filed 2020-10-29
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at October 27, 2020: 30,610,153

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
•the effects of the COVID-19 pandemic and associated government actions on our operations and financial  performance (see “Impact of the COVID-19 Pandemic” in Part I, Item 2 of this Quarterly Report);
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2020	December 31, 2019
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2020 – $1,724,561; 2019 – $1,398,533)	$1,813,471	$1,433,626
Equity securities, at fair value (cost: 2020 – $79,300; 2019 – $73,244)	79,896	80,735
Bank loan participations (2020: at fair value; 2019: held-for-investment, at amortized cost, net of allowance)	131,198	260,864
Short-term investments	71,986	156,925
Other invested assets	45,621	61,210
Total invested assets	2,142,172	1,993,360

Cash and cash equivalents	139,969	206,912
Restricted cash equivalents	940,221	1,199,164
Accrued investment income	11,730	13,597
Premiums receivable and agents’ balances, net	331,008	369,462
Reinsurance recoverable on unpaid losses, net	769,815	668,045
Reinsurance recoverable on paid losses	36,591	33,221
Prepaid reinsurance premiums	237,544	178,976
Deferred policy acquisition costs	53,967	62,006
Intangible assets, net	36,493	36,940
Goodwill	181,831	181,831
Other assets	103,012	80,891
Total assets	$4,984,353	$5,024,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2020	December 31, 2019
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,106,749	$2,045,506
Unearned premiums	581,098	524,377
Payables to reinsurers	109,727	108,059
Funds held	940,221	1,199,164
Senior debt	217,300	158,300
Junior subordinated debt	104,055	104,055
Accrued expenses	54,907	58,416
Other liabilities	48,890	47,947
Total liabilities	4,162,947	4,245,824
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2020 and 2019: $0.0002 par value; 200,000,000 shares authorized; 30,610,153 and 30,424,391 shares issued and outstanding, respectively	6	6
Preferred Shares – 2020 and 2019: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	664,092	657,875
Retained earnings	78,761	89,586
Accumulated other comprehensive income	78,547	31,114
Total shareholders’ equity	821,406	778,581
Total liabilities and shareholders’ equity	$4,984,353	$5,024,405

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share amounts)
Revenues
Gross written premiums	$311,852	$388,228	$897,332	$1,095,565
Ceded written premiums	(166,693)	(164,359)	(451,762)	(424,045)
Net written premiums	145,159	223,869	445,570	671,520
Change in net unearned premiums	7,803	(10,495)	2,125	(68,880)
Net earned premiums	152,962	213,374	447,695	602,640
Net investment income	14,959	17,878	51,145	54,844
Net realized and unrealized gains (losses) on investments	8,929	(2,357)	(27,885)	331
Other income	615	2,579	3,543	8,160
Total revenues	177,465	231,474	474,498	665,975
Expenses
Losses and loss adjustment expenses	106,155	214,084	301,757	501,064
Other operating expenses	38,224	41,692	133,242	132,287
Other expenses	60	372	1,792	1,055
Interest expense	2,129	2,594	7,970	8,086
Amortization of intangible assets	149	149	447	447
Total expenses	146,717	258,891	445,208	642,939
Income (loss) before taxes	30,748	(27,417)	29,290	23,036
Income tax expense (benefit)	4,465	(2,250)	4,208	5,168
Net income (loss)	26,283	(25,167)	25,082	17,868
Other comprehensive income:
Net unrealized gains, net of taxes of $849 and $6,384 in 2020 and $638 and $3,949 in 2019	5,039	9,457	47,433	50,449
Total comprehensive income (loss)	$31,322	$(15,710)	$72,515	$68,317
Per share data:
Basic earnings (loss) per share	$0.86	$(0.83)	$0.82	$0.59
Diluted earnings (loss) per share	$0.85	$(0.83)	$0.81	$0.58
Dividend declared per share	$0.30	$0.30	$0.90	$0.90
Weighted-average common shares outstanding:
Basic	30,582,540	30,382,105	30,529,557	30,230,490
Diluted	30,946,843	30,382,105	30,838,595	30,659,389

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711
Net income	—	—	—	—	26,283	—	26,283
Other comprehensive income	—	—	—	—	—	5,039	5,039
Dividends	—	—	—	—	(9,292)	—	(9,292)
Exercise of stock options	50,474	—	—	1,691	—	—	1,691
Vesting of RSUs	6,501	—	—	(123)	—	—	(123)
Compensation expense under share incentive plans	—	—	—	2,097	—	—	2,097
Balances at September 30, 2020	30,610,153	$6	$—	$664,092	$78,761	$78,547	$821,406

Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net income	—	—	—	—	25,082	—	25,082
Other comprehensive income	—	—	—	—	—	47,433	47,433
Dividends	—	—	—	—	(27,815)	—	(27,815)
Exercise of stock options	79,615	—	—	2,529	—	—	2,529
Vesting of RSUs	106,147	—	—	(2,186)	—	—	(2,186)
Compensation expense under share incentive plans	—	—	—	5,874	—	—	5,874
Cumulative effect of fair value option election (see Note 1)	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13 (see Note 1)	—	—	—	—	(265)	—	(265)
Balances at September 30, 2020	30,610,153	$6	$—	$664,092	$78,761	$78,547	$821,406

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at June 30, 2019	30,330,675	$6	$—	$653,151	$112,729	$25,164	$791,050
Net loss	—	—	—	—	(25,167)	—	(25,167)
Other comprehensive income	—	—	—	—	—	9,457	9,457
Dividends	—	—	—	—	(9,218)	—	(9,218)
Exercise of stock options	70,595	—	—	1,068	—	—	1,068
Compensation expense under share incentive plans	—	—	—	1,779	—	—	1,779
Balances at September 30, 2019	30,401,270	$6	$—	$655,998	$78,344	$34,621	$768,969

Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	17,868	—	17,868
Other comprehensive income	—	—	—	—	—	50,449	50,449
Dividends	—	—	—	—	(27,557)	—	(27,557)
Exercise of stock options	336,533	—	—	6,799	—	—	6,799
Vesting of RSUs	76,277	—	—	(1,374)	—	—	(1,374)
Compensation expense under share incentive plans	—	—	—	5,263	—	—	5,263
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease	—	—		—	8,280	—	8,280
Balances at September 30, 2019	30,401,270	$6	$—	$655,998	$78,344	$34,621	$768,969

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(222,060)	$213,787
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(509,764)	(327,725)
Sales – fixed maturity securities	17,465	102,030
Maturities and calls – fixed maturity securities	163,974	85,921
Purchases – equity securities	(10,057)	(4,975)
Sales – equity securities	3,945	3,131
Bank loan participations:
Purchases	(36,168)	(73,102)
Sales	113,432	41,707
Maturities	22,786	34,303
Other invested assets:
Purchases	(1,687)	—
Return of capital	314	1,477
Redemptions	16,292	7,016
Short-term investments, net	84,939	32,082
Securities receivable or payable, net	(487)	10,673
Purchases of property and equipment	(315)	(442)
Net cash used in investing activities	(135,331)	(87,904)
Financing activities
Senior debt issuances	119,000	—
Senior debt repayments	(60,000)	(20,000)
Dividends paid	(27,838)	(27,463)
Issuance of common shares under equity incentive plans	2,529	7,961
Common share repurchases	(2,186)	(2,536)
Net cash provided by (used in) financing activities	31,505	(42,038)
Change in cash, cash equivalents, and restricted cash equivalents	(325,886)	83,845
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,406,076	172,457
Cash, cash equivalents, and restricted cash equivalents at end of period	$1,080,190	$256,302
Supplemental information
Interest paid	$9,023	$9,510

(a) Cash used in operating activities for the nine months ended September 30, 2020 primarily reflects $258.9 million of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Excluding the reduction in the collateral funds, cash provided by operating activities was $36.9 million for the nine months ended September 30, 2020.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $30.5 million and $31.2 million at September 30, 2020 and December 31, 2019, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the nine months ended September 30, 2020, our U.S. federal income tax expense was 14.4% of income before taxes. For the nine months ended September 30, 2019, our U.S. federal income tax expense was 22.4% of income before taxes. The effective tax rate for the nine months ended September 30, 2019 was elevated due to changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2020
Fixed maturity securities:
State and municipal	$271,218	$17,484	$(106)	$288,596
Residential mortgage-backed	297,932	8,591	(54)	306,469
Corporate	727,678	50,067	(790)	776,955
Commercial mortgage and asset-backed	324,966	12,535	(1,667)	335,834
U.S. Treasury securities and obligations guaranteed by the U.S. government	100,742	2,852	—	103,594
Redeemable preferred stock	2,025	—	(2)	2,023
Total fixed maturity securities, available-for-sale	$1,724,561	$91,529	$(2,619)	$1,813,471
December 31, 2019
Fixed maturity securities:
State and municipal	$159,894	$7,949	$(742)	$167,101
Residential mortgage-backed	261,524	3,244	(622)	264,146
Corporate	611,304	21,306	(389)	632,221
Commercial mortgage and asset-backed	249,309	3,954	(806)	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	1,229	(39)	115,667
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,398,533	$37,691	$(2,598)	$1,433,626
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2020 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$104,099	$105,328
After one year through five years	456,660	483,155
After five years through ten years	306,679	330,510
After ten years	232,200	250,152
Residential mortgage-backed	297,932	306,469
Commercial mortgage and asset-backed	324,966	335,834
Redeemable preferred stock	2,025	2,023
Total	$1,724,561	$1,813,471

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2020
Fixed maturity securities:
State and municipal	$17,967	$(106)	$—	$—	$17,967	$(106)
Residential mortgage-backed	14,601	(54)	—	—	14,601	(54)
Corporate	41,182	(790)	—	—	41,182	(790)
Commercial mortgage and asset-backed	23,964	(1,118)	38,344	(549)	62,308	(1,667)
Redeemable preferred stock	2,023	(2)	—	—	2,023	(2)
Total fixed maturity securities, available-for-sale	$99,737	$(2,070)	$38,344	$(549)	$138,081	$(2,619)
December 31, 2019
Fixed maturity securities:
State and municipal	$30,028	$(741)	$667	$(1)	$30,695	$(742)
Residential mortgage-backed	23,632	(78)	37,363	(544)	60,995	(622)
Corporate	45,550	(365)	9,933	(24)	55,483	(389)
Commercial mortgage and asset-backed	46,434	(406)	56,720	(400)	103,154	(806)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,474	(22)	7,168	(17)	15,642	(39)
Total fixed maturity securities, available-for-sale	$154,118	$(1,612)	$111,851	$(986)	$265,969	$(2,598)

At September 30, 2020, the Company held fixed maturity securities of 27 issuers that were in an unrealized loss position with a total fair value of $138.1 million and gross unrealized losses of $2.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At September 30, 2020, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2020 had an aggregate fair value of $8.8 million and an aggregate net unrealized gain of $56,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 had experienced an other-than-temporary impairment. At March 31, 2019, management concluded that three fixed maturity

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

securities from one issuer that we intended to sell at a loss in the second quarter were impaired. The Company recorded impairment losses on these securities of $271,000 in the three months ended March 31, 2019. Management concluded that none of the fixed maturity securities with an unrealized loss at September 30, 2019 had experienced an other-than-temporary impairment.
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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At September 30, 2020, the Company's bank loan portfolio had an aggregate fair value of $131.2 million and unpaid principal of $151.8 million. Investment income on bank loan participations included in net investment income was $2.4 million and $9.7 million for the three and nine months ended September 30, 2020, respectively. Net realized and unrealized gains (losses) on investments includes gains of $9.7 million and losses of $7.6 million related to changes in unrealized gains and losses on bank loan participations in the three and nine months ended September 30, 2020, respectively, and management concluded that $437,000 and $8.2 million of unrealized losses were due to credit-related impairments for the three and nine months ended September 30, 2020, respectively. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
Prior to the election of the fair value option on January 1, 2020, bank loan participations were classified as held-for-investment and carried at amortized cost net of any allowance for credit losses. Under the prior accounting method, management concluded that seven loans from six issuers in the Company's bank loan portfolio were impaired at December 31, 2019. At December 31, 2019, the impaired loans had a carrying value of $6.9 million, unpaid principal of $14.3 million, and an allowance for credit losses of $7.2 million, $5.1 million of which related to two loans from one issuer that was experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment. Management concluded that five of the loans in the Company’s loan portfolio were impaired at September 30, 2019. At September 30, 2019, the impaired loans had a carrying value of $6.4 million, unpaid principal of $12.3 million, and an allowance for credit losses of $5.9 million, $4.2 million of which related to two loans from one issuer that was experiencing liquidity concerns resulting from revenue declines and poor growth prospects in its most profitable segment.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2020 or December 31, 2019.
The average recorded investment in impaired bank loans was $3.2 million during the nine months ended September 30, 2019. Investment income of $23,000 was recognized during the time within that period that the loans were impaired. The

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Company recorded net realized investment losses of $5.9 million and $7.7 million in the three and nine months ended September 30, 2019, respectively, for changes in the fair value of impaired bank loans.
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturity securities:
Gross realized gains	$386	$445	$906	$1,033
Gross realized losses	—	(9)	(1)	(494)
	386	436	905	539
Bank loan participations:
Gross realized gains	24	79	357	229
Gross realized losses	(3,506)	(6,056)	(14,484)	(9,056)
Changes in fair values of bank loan participations	9,741	—	(7,636)	—
	6,259	(5,977)	(21,763)	(8,827)
Equity securities:
Gross realized gains	13	11	13	11
Gross realized losses	—	(78)	(170)	(96)
Changes in fair values of equity securities	2,374	3,251	(6,895)	8,700
	2,387	3,184	(7,052)	8,615
Short-term investments and other:
Gross realized gains	27	1	76	5
Gross realized losses	—	(1)	(1)	(1)
Changes in fair values of short-term investments and other	(130)	—	(50)	—
	(103)	—	25	4
Total	$8,929	$(2,357)	$(27,885)	$331

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	(in thousands)
Renewable energy LLCs (a)	$30,520	$31,219	$(526)	$1,602	$320	$2,510
Renewable energy notes receivable (b)	—	8,750	547	328	814	984
Limited partnerships (c)	10,601	16,741	426	(631)	102	2,166
Bank holding companies (d)	4,500	4,500	86	85	258	257
Total other invested assets	$45,621	$61,210	$533	$1,384	$1,494	$5,917

(a)The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Chairman and Chief Executive Officer ("CEO") has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.0 million and $687,000 in the nine months ended September 30, 2020 and 2019, respectively.
(b)The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At December 31, 2019, the Company held an $8.8 million note issued by an entity for which two of our former directors serve as officers. During the nine months ended September 30, 2020, the Company received the total principal balance of $8.8 million for the note issued. Interest on the note was fixed at 15.0%. Interest income on the note was $547,000 and $814,000 for the three and nine months ended September 30, 2020, respectively ($328,000 and $984,000 for the three and nine months ended September 30, 2019, respectively).
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held an investment in a limited partnership with a carrying value of $3.5 million at September 30, 2020. The Company recognized investment income of $100,000 and $182,000 on the investment for the nine months ended September 30, 2020 and 2019, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $7.1 million at September 30, 2020. Investment income of $2,000 and $2.0 million was recognized on the investments for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $3.9 million in these limited partnerships.
(d)The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Chairman and CEO was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $257,000 for both nine month periods ended September 30, 2020 and 2019, respectively.
At September 30, 2020 and December 31, 2019, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $677,000 at September 30, 2020, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2020 and December 31, 2019.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,282	11,611	5,835
Identifiable intangible assets subject to amortization		11,611	6,282	11,611	5,835
		$42,775	$6,282	$42,775	$5,835

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net income (loss) to shareholders	$26,283	$(25,167)	$25,082	$17,868

Weighted average common shares outstanding:
Basic	30,582,540	30,382,105	30,529,557	30,230,490
Common share equivalents	364,303	—	309,038	428,899
Diluted	30,946,843	30,382,105	30,838,595	30,659,389

Earnings (loss) per share:
Basic	$0.86	$(0.83)	$0.82	$0.59
Common share equivalents	(0.01)	—	(0.01)	(0.01)
Diluted	$0.85	$(0.83)	$0.81	$0.58
For the three and nine months ended September 30, 2020, all common share equivalents are dilutive. For the three months ended September 30, 2019, common share equivalents of 431,137 were excluded from the calculation of diluted earnings per share as a net loss for the three months ended September 30, 2019 made the effects of all common share equivalents anti-dilutive. For the nine months ended September 30, 2019, all common share equivalents were dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of a $335,000 allowance for uncollectible reinsurance balances at June 30, 2020 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,339,534	$1,237,930	$1,377,461	$1,194,088
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	101,921	157,113	295,523	440,810
Prior years	4,234	56,971	6,234	60,254
Total incurred losses and loss and adjustment expenses	106,155	214,084	301,757	501,064
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	6,950	21,021	13,558	46,275
Prior years	102,140	104,513	329,061	322,397
Total loss and loss adjustment expense payments	109,090	125,534	342,619	368,672
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,336,599	1,326,480	1,336,599	1,326,480
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	770,150	614,827	770,150	614,827
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,106,749	$1,941,307	$2,106,749	$1,941,307

The Company experienced $4.2 million of net adverse reserve development in the three months ended September 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $27,000 of net adverse development in the Excess and Surplus Lines segment, $2.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $6.2 million of net adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the quarter.
The Company experienced $57.0 million of net adverse reserve development in the three months ended September 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $50.0 million of net adverse development in the Excess and Surplus Lines segment primarily related to the 2016 and 2017 accident years for the commercial auto business. The Specialty Admitted Insurance segment experienced $1.0 million of net favorable development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $7.9 million of net adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the quarter.
The Company experienced $6.2 million of net adverse reserve development in the nine months ended September 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.8 million of net favorable development in the Excess and Surplus Lines segment, $4.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $13.1 million of net adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the nine months ended September 30, 2020.
The Company experienced $60.3 million of net adverse reserve development in the nine months ended September 30, 2019 on the reserve for losses and loss adjustment expenses held at December 31, 2018. This reserve development included $51.2 million of net adverse development in the Excess and Surplus Lines segment primarily related to the 2016 and 2017 accident years for the commercial auto business. The Specialty Admitted Insurance segment experienced $4.3 million of net favorable

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

development due to favorable development in the workers' compensation business for prior accident years. The Company also experienced $13.3 million of net adverse development in the Casualty Reinsurance segment due to higher than expected levels of reported losses in the nine months ended September 30, 2019.
6.    Other Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Unrealized gains arising during the period, before U.S. income taxes	$6,274	$10,531	$54,722	$54,937
U.S. income taxes	(881)	(690)	(6,441)	(4,045)
Unrealized gains arising during the period, net of U.S. income taxes	5,393	9,841	48,281	50,892
Less reclassification adjustment:
Net realized investment gains	386	436	905	539
U.S. income taxes	(32)	(52)	(57)	(96)
Reclassification adjustment for investment gains realized in net income	354	384	848	443
Other comprehensive income	$5,039	$9,457	$47,433	$50,449
In addition to the $386,000 and $905,000 of net realized investment gains on available-for-sale fixed maturities for the three and nine months ended September 30, 2020, respectively ($436,000 and $539,000 of net realized investment gains for the three and nine months ended September 30, 2019, respectively), the Company also recognized $6.3 million of net realized and unrealized investment gains and $21.8 million of net realized and unrealized investment losses in the respective periods on its investments in bank loan participations ($6.0 million and $8.8 million of net realized investment losses in the prior year respective periods) and $2.4 million of net realized and unrealized gains and $7.1 million of net realized and unrealized losses in the respective periods on its investments in equity securities ($3.2 million and $8.6 million of net realized and unrealized gains in the prior year respective periods).
7.       Contingent Liabilities
The Company is a party to various lawsuits arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
In response to the outbreak of the coronavirus pandemic in the first quarter of 2020, many state and local governments in the United States and around the world have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. Many states have extended the expiration date of restrictions and some states that eased restrictions subsequently re-imposed them as the spread of COVID-19 worsened. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect and severity of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects caused by it. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate and the U.S. equity markets have experienced substantial volatility in reaction to COVID-19 since February 2020, both of which have, along with other factors, placed pressure on net investment income and resulted in material realized and unrealized losses in our investment portfolio in the first quarter of 2020. Investment markets recovered substantially in the second and third quarters, leading to unrealized gains in our investment portfolio for those quarters.
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
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $12.2 million of letters of credit were issued through September 30, 2020 which were secured by deposits of $25.2 million. Under a $102.5 million facility, $76.0 million of letters of credit were issued through September 30, 2020 which were secured by deposits of $96.7 million. Under a $100.0 million facility, $17.5 million of letters of credit were issued through September 30, 2020 which were secured by deposits of $28.3 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $302.1 million at September 30, 2020.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At September 30, 2020, the Company held collateral funds of $940.2 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Included in “other income” on the condensed consolidated statements of income (loss) and comprehensive income (loss) is gross fee income of $363,000 and $2.7 million for the three and nine months ended September 30, 2020, respectively, ($2.3 million and $7.3 million the three and nine months ended September 30, 2019, respectively) that is included in underwriting profit for the respective three and nine month periods. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2020
Gross written premiums	$179,458	$112,589	$19,805	$—	$311,852
Net earned premiums	104,933	14,985	33,044	—	152,962
Underwriting profit (loss) of insurance segments	15,581	1,859	(689)	—	16,751
Net investment income	3,751	807	10,033	368	14,959
Interest expense	—	—	—	2,129	2,129
Segment revenues	112,800	16,843	47,385	437	177,465
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,243,065	877,619	1,806,341	57,328	4,984,353

Three Months Ended September 30, 2019
Gross written premiums	$241,045	$100,459	$46,724	$—	$388,228
Net earned premiums	164,759	14,242	34,373	—	213,374
Underwriting (loss) profit of insurance segments	(29,351)	837	(4,288)	—	(32,802)
Net investment income	3,467	976	11,717	1,718	17,878
Interest expense	—	—	—	2,594	2,594
Segment revenues	170,734	16,493	42,403	1,844	231,474
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,186,094	773,677	1,631,569	69,576	3,660,916

Nine Months Ended September 30, 2020
Gross written premiums	$502,649	$303,831	$90,852	$—	$897,332
Net earned premiums	305,521	42,660	99,514	—	447,695
Underwriting profit (loss) of insurance segments	39,788	2,301	(3,119)	—	38,970
Net investment income	15,028	2,547	32,171	1,399	51,145
Interest expense	—	—	—	7,970	7,970
Segment revenues	309,972	45,386	117,459	1,681	474,498
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,243,065	877,619	1,806,341	57,328	4,984,353

Nine Months Ended September 30, 2019
Gross written premiums	$687,871	$292,884	$114,810	$—	$1,095,565
Net earned premiums	457,352	39,688	105,600	—	602,640
Underwriting (loss) profit of insurance segments	(439)	3,758	(4,061)	—	(742)
Net investment income	13,240	2,791	34,875	3,938	54,844
Interest expense	—	—	—	8,086	8,086
Segment revenues	481,745	45,169	134,731	4,330	665,975
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,186,094	773,677	1,631,569	69,576	3,660,916

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$15,581	$(29,351)	$39,788	$(439)
Specialty Admitted Insurance	1,859	837	2,301	3,758
Casualty Reinsurance	(689)	(4,288)	(3,119)	(4,061)
Total underwriting profit (loss) of insurance segments	16,751	(32,802)	38,970	(742)
Other operating expenses of the Corporate and Other segment	(7,805)	(7,302)	(23,556)	(22,641)
Underwriting profit (loss)	8,946	(40,104)	15,414	(23,383)
Net investment income	14,959	17,878	51,145	54,844
Net realized and unrealized gains (losses) on investments	8,929	(2,357)	(27,885)	331
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	192	(91)	(967)	(223)
Interest expense	(2,129)	(2,594)	(7,970)	(8,086)
Income (loss) before taxes	$30,748	$(27,417)	$29,290	$23,036

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Amortization of policy acquisition costs	$16,660	$21,258	$62,406	$63,029
Other underwriting expenses of the operating segments	13,759	13,132	47,280	46,617
Other operating expenses of the Corporate and Other segment	7,805	7,302	23,556	22,641
Total	$38,224	$41,692	$133,242	$132,287
Other expenses of $60,000 and $1.8 million for the three and nine months ended September 30, 2020 ($372,000 and $1.1 million for the three and nine months ended September 30, 2019), primarily consist of employee severance costs.
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
Assets measured at fair value on a recurring basis as of September 30, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$288,596	$—	$288,596
Residential mortgage-backed	—	306,469	—	306,469
Corporate	—	776,955	—	776,955
Commercial mortgage and asset-backed	—	335,834	—	335,834
U.S. Treasury securities and obligations guaranteed by the U.S. government	103,130	464	—	103,594
Redeemable preferred stock	—	2,023	—	2,023
Total fixed maturity securities, available-for-sale	$103,130	$1,710,341	$—	$1,813,471
Equity securities:
Preferred stock	—	65,576	—	65,576
Common stock	9,305	5,015	—	14,320
Total equity securities	$9,305	$70,591	$—	$79,896
Bank loan participations	$—	$130,890	$308	$131,198
Short-term investments	$—	$71,986	$—	$71,986

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Beginning balance	$312	$3,099	$43	$4,442
Transfers out of Level 3	(8)	(3,010)	(729)	(7,238)
Transfers in to Level 3	—	—	358	3,010
Purchases	—	—	703	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	(17)	—
Amortization of discount	—	—	3	—
Total gains or losses (realized/unrealized):				—
Included in earnings	4	(45)	(53)	(170)
Included in other comprehensive income	—	—	—	—
Ending balance	$308	$44	$308	$44

The Company held one available-for-sale fixed maturity security at December 31, 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.2 million for the security at December 31, 2018. The Company was able to obtain a quoted price from a pricing vendor for the available-for-sale fixed maturity security at March 31, 2019 and it was transferred to Level 2. At June 30, 2019, the Company held two equity securities for which the fair value was determined using significant unobservable inputs (Level 3). In the three months ended June 30, 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. In the three months ended September 30, 2019, one equity security was transferred from Level 3 to Level 2 as the Company was able to obtain a quoted price from a pricing vendor for the equity

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

security at September 30, 2019. At September 30, 2019, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3) A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity securities of $44,000 at September 30, 2019.
At September 30, 2020, the Company held one bank loan participation and one equity security for which the fair value was determined using significant unobservable inputs (Level 3). The Company was able to obtain a quoted price from a pricing vendor for two bank loan participations at June 30, 2020 and transferred them to Level 2. During the three months ended September 30, 2020, the Company was able to obtain a quoted price from a pricing vendor for one equity security and transferred it to Level 2. At December 31, 2019, the Company held one equity security for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $308,000 at September 30, 2020 and $43,000 at December 31, 2019.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months or nine months ended September 30, 2020 or 2019. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2020 and December 31, 2019, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,813,471	$1,813,471	$1,433,626	$1,433,626
Equity securities	79,896	79,896	80,735	80,735
Bank loan participations	131,198	131,198	260,864	252,423
Cash and cash equivalents	139,969	139,969	206,912	206,912
Restricted cash equivalents	940,221	940,221	1,199,164	1,199,164
Short-term investments	71,986	71,986	156,925	156,925
Other invested assets – notes receivable	4,500	5,275	13,250	18,756
Liabilities
Senior debt	217,300	204,601	158,300	158,043
Junior subordinated debt	104,055	106,203	104,055	122,193

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2020 and December 31, 2019 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2020 and December 31, 2019, respectively.
The fair values of senior debt and junior subordinated debt at September 30, 2020 and December 31, 2019 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
In the three months ended March 31, 2020, the Company drew $60.0 million on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020. At September 30, 2020, the Company had a drawn balance of $163.3 million outstanding on the unsecured revolver. The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2020.
Also in the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity on a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The borrowing was a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020. At September 30, 2020, unsecured loans of $39.0 million and secured letters of credit totaling $17.5 million were outstanding under the facility. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at September 30, 2020.
12.    Capital Stock and Equity Awards
The Company issued 185,762 common shares in the nine months ended September 30, 2020. 79,615 of the new shares were related stock option exercises and 106,147 were related vesting of restricted share units (“RSUs”). The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,610,153 at September 30, 2020.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company declared the following dividends during the first nine months of 2020 and 2019:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
July 28, 2020	$0.30	September 14, 2020	September 30, 2020	$9,292
	$0.90			$27,832
2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,205
July 30, 2019	$0.30	September 16, 2019	September 30, 2019	$9,231
	$0.90			$27,582
Included in the total dividends for the nine months ended September 30, 2020 and 2019 are $329,000 and $327,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $600,000 at September 30, 2020 and $623,000 at December 31, 2019.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2020, 1,401,535 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at September 30, 2020, 101,746 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	(79,615)	$31.77	(450,514)	$26.68
Forfeited	—	$—	(12,058)	$36.84
End of period	564,236	$30.22	652,752	$30.50
Exercisable, end of period	564,236	$30.22	599,241	$29.44

All of the outstanding options vest over three to four years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at September 30, 2020 was 2.2 years.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	197,518	$43.77	197,078	$42.56
Vested	(156,434)	$41.50	(111,212)	$39.90
Forfeited	(16,846)	$42.17	(22,445)	$41.32
Unvested, end of period	364,606	$42.70	363,563	$40.69
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Share based compensation expense	$2,097	$1,779	$5,874	$5,263
U.S. tax benefit on share based compensation expense	287	211	786	631

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2020, the Company had $10.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
13.    Subsequent Events
On October 28, 2020, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on December 31, 2020 to shareholders of record on December 14, 2020.
On October 28, 2020, the Company announced the retirement of its Chief Executive Officer, J. Adam Abram, and the appointment of Frank D’Orazio as Chief Executive Officer, effective as of November 2, 2020. Mr. Abram’s retirement will be effective November 1, 2020, but he will continue to serve on the Company’s Board of Directors as non-executive chairman.
On October 28, 2020, the Board of Directors granted awards under the 2014 LTIP to the Company’s employees. RSUs for 12,421 shares were awarded with a fair value on the date of grant of $52.33 per share. The RSUs vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
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
•The Specialty Admitted Insurance segment approaches the insurance market in two ways: as a risk bearing underwriter, and as a “fronting” company. The Company’s risk bearing underwriting is focused on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers. In its fronting business, the Specialty Admitted segment works with distributors, such as MGAs and other producers, by using our licensure, rating and administrative services in order to produce and service insurance policies for reinsurers and other third party risk bearing entities. We charge fees for “fronting” for these capital providers. In some instances, we retain a small percentage of the risk on fronted business. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;
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
Impact of the COVID-19 Pandemic
The Company is continually monitoring the impact that the outbreak of the coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations. The Company closed its offices except for certain essential functions, and directed its employees to work from their homes or other locations where they could ‘shelter in place’. While the Company’s investment portfolio was impacted by the volatility in the global financial markets during the first quarter of this year as discussed in “-Results of Operations-Investing Results” in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on April 30, 2020, investment markets recovered substantially in the second and third quarters, leading to unrealized gains in our investment portfolio for those quarters. To date the Company has not experienced a decline in gross written premiums or a material increase in total claims as a result of the coronavirus pandemic. However, in light of the uncertainty in the global financial markets resulting from COVID-19, the Company has taken precautionary measures to preserve financial flexibility by borrowing under its existing credit facilities as discussed in “-Liquidity and Capital Resources-Sources and Uses of Funds”, and the Company is continually evaluating whether additional measures may be prudent to protect the Company’s financial condition and results of operations in the current economic environment. In addition, we are closely monitoring a number of risks that COVID-19 poses to the Company’s financial condition and results of operations. For a description of these risks, see “Part II-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$311,852	$388,228	(19.7)%	$897,332	$1,095,565	(18.1)%
Net retention (1)	46.5%	57.7%		49.7%	61.3%
Net written premiums	$145,159	$223,869	(35.2)%	$445,570	$671,520	(33.6)%
Net earned premiums	$152,962	$213,374	(28.3)%	$447,695	$602,640	(25.7)%
Losses and loss adjustment expenses	(106,155)	(214,084)	(50.4)%	(301,757)	(501,064)	(39.8)%
Other operating expenses	(37,861)	(39,394)	(3.9)%	(130,524)	(124,959)	4.5%
Underwriting profit (loss) (2), (3)	8,946	(40,104)	‒	15,414	(23,383)	‒
Net investment income	14,959	17,878	(16.3)%	51,145	54,844	(6.7)%
Net realized and unrealized gains (losses) on investments	8,929	(2,357)	‒	(27,885)	331	‒
Other income and expense	192	(91)	‒	(967)	(223)	333.6%
Interest expense	(2,129)	(2,594)	(17.9)%	(7,970)	(8,086)	(1.4)%
Amortization of intangible assets	(149)	(149)	‒	(447)	(447)	‒
Income (loss) before taxes	30,748	(27,417)	‒	29,290	23,036	27.1%
Income tax expense (benefit)	4,465	(2,250)	‒	4,208	5,168	(18.6)%
Net income (loss)	$26,283	$(25,167)	‒	$25,082	$17,868	40.4%
Adjusted net operating income (loss) (4)	$17,382	$(22,208)	‒	$50,179	$19,682	154.9%
Ratios:
Loss ratio	69.4%	100.3%		67.4%	83.1%
Expense ratio	24.8%	18.5%		29.2%	20.8%
Combined ratio	94.2%	118.8%		96.6%	103.9%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting profit (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
(3)Included in underwriting results for the three and nine months ended September 30, 2020 is gross fee income of $4.6 million and $15.8 million, respectively ($6.1 million and $18.7 million for the same periods in the prior year).
(4)Adjusted net operating income (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income (loss) and for additional information.
Three Months Ended September 30, 2020 and 2019
The Company had an underwriting profit of $8.9 million for the three months ended September 30, 2020. This compares to an underwriting loss of $40.1 million for the same period in the prior year. Underwriting results for the three months ended September 30, 2019 were negatively impacted by $57.0 million of net adverse reserve development on prior accident years, including $50.0 million of net adverse reserve development from the Excess and Surplus Lines segment that was primarily related to the 2016 and 2017 accident years for the commercial auto business.
The results for the three months ended September 30, 2020 and 2019 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains (losses) of $8.9 million and $(2.4) million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, net realized and unrealized gains on investments include gains of $2.4 million and $9.7 million related to changes in unrealized gains and losses on equity securities and bank loan participations (accounted for at fair value pursuant to the Company's election of the fair value option on January 1, 2020), respectively. For the three months ended September 30, 2019, net realized and unrealized losses on investments included gains of $3.3 million related to changes in unrealized gains and losses on equity securities. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).
We define adjusted net operating income (loss) as net income (loss) excluding certain non-operating expenses such as net realized and unrealized investment gains and losses on investments, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income (loss) before taxes and net income (loss) reconcile to our adjusted net operating income (loss) as follows:

	Three Months Ended September 30,
	2020		2019
	Income Before Taxes	Net Income	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Income (loss) as reported	$30,748	$26,283	$(27,417)	$(25,167)
Net realized and unrealized investment (gains) losses	(8,929)	(8,824)	2,357	2,665
Other expenses	(21)	(77)	372	294
Adjusted net operating income (loss)	$21,798	$17,382	$(24,688)	$(22,208)

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended September 30, 2020 was 94.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2020 includes $4.2 million, or 2.8 percentage points, of net adverse reserve development on prior accident years, including $27,000 of net adverse reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $6.2 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended September 30, 2019 was 118.8%. The combined ratio for the three months ended September 30, 2019 includes $57.0 million, or 26.7 percentage points, of net adverse reserve development on prior accident years, including $50.0 million of net adverse reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $7.9 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio increased from 18.5% for the three months ended September 30, 2019 to 24.8% for the three months ended September 30, 2020. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 21.1% increase in the non-commercial auto (“Core E&S”) net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.6% of consolidated net earned premiums for the three months ended September 30, 2020 compared to 77.2% for the three months ended September 30, 2019. Gross fee income for the Company declined from $6.1 million for the three months ended September 30, 2019 to $4.6 million for the three months ended September 30, 2020. The Rasier termination resulted in a $2.2 million decline of gross fee income in the Excess and Surplus Lines segment for the three months ended September 30, 2020. This was partially offset by $673,000 higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs.
Nine Months Ended September 30, 2020 and 2019
The Company had an underwriting profit of $15.4 million for the nine months ended September 30, 2020. This compares to an underwriting loss of $23.4 million for the same period in the prior year. Underwriting results for the nine months ended September 30, 2019 were negatively impacted by $60.3 million of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment that was primarily related to the 2016 and 2017 accident years for the commercial auto business.
The results for the nine months ended September 30, 2020 and 2019 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment (losses) gains of $(27.9) million and $331,000 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net realized and unrealized losses on investments include losses of $6.9 million and $7.6 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively. For the nine months ended September 30, 2019, net realized and unrealized gains on investments included gains of $8.7 million related to changes in unrealized gains and losses on equity securities. See “— Investing Results" for more information on these realized and unrealized investment (losses) gains.
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Nine Months Ended September 30,
	2020		2019
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$29,290	$25,082	$23,036	$17,868
Net realized and unrealized investment losses (gains)	27,885	23,646	(331)	980
Other expenses	1,711	1,451	1,055	834
Adjusted net operating income	$58,886	$50,179	$23,760	$19,682

Combined Ratios
Our combined ratio for the nine months ended September 30, 2020 was 96.6%. The combined ratio for the nine months ended September 30, 2020 includes $6.2 million, or 1.4 percentage points, of net adverse reserve development on prior accident years, including $2.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $4.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $13.1 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the nine months ended September 30, 2019 was 103.9%. The combined ratio for the nine months ended September 30, 2019 includes $60.3 million, or 10.0 percentage points, of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $4.3 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $13.3 million of net adverse reserve development from the Casualty Reinsurance segment.
Expense Ratios
Our expense ratio increased from 20.8% for the nine months ended September 30, 2019 to 29.2% for the nine months ended September 30, 2020. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 32.2% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.2% of consolidated net earned premiums for the nine months ended September 30, 2020 compared to 75.9% for nine months ended September 30, 2019. Gross fee income for the Company declined from $18.7 million for the nine months ended September 30, 2019 to $15.8 million for the nine months ended September 30, 2020. The Rasier termination resulted in a $5.6 million decline of gross fee income in the Excess and

Surplus Lines segment for the nine months ended September 30, 2020. This was partially offset by $2.6 million higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs.
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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$179,458	$241,045	(25.6)%	$502,649	$687,871	(26.9)%
Specialty Admitted Insurance	112,589	100,459	12.1%	303,831	292,884	3.7%
Casualty Reinsurance	19,805	46,724	(57.6)%	90,852	114,810	(20.9)%
	$311,852	$388,228	(19.7)%	$897,332	$1,095,565	(18.1)%
Net written premiums:
Excess and Surplus Lines	$109,170	$171,715	(36.4)%	$328,190	$522,200	(37.2)%
Specialty Admitted Insurance	16,184	14,570	11.1%	42,279	43,625	(3.1)%
Casualty Reinsurance	19,805	37,584	(47.3)%	75,101	105,695	(28.9)%
	$145,159	$223,869	(35.2)%	$445,570	$671,520	(33.6)%
Net earned premiums:
Excess and Surplus Lines	$104,933	$164,759	(36.3)%	$305,521	$457,352	(33.2)%
Specialty Admitted Insurance	14,985	14,242	5.2%	42,660	39,688	7.5%
Casualty Reinsurance	33,044	34,373	(3.9)%	99,514	105,600	(5.8)%
	$152,962	$213,374	(28.3)%	$447,695	$602,640	(25.7)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 56.0% of our consolidated gross written premiums in the nine months ended September 30, 2020) decreased 25.6% and 26.9% from the corresponding three and nine month periods in the prior year, respectively. The decrease was largely due to the termination of the Rasier commercial auto business in the fourth quarter of 2019. On October 8, 2019, the Company delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to its largest customer, Rasier. A majority of the insurance policies were due to expire on February 29, 2020. Excluding commercial auto policies, gross written premiums increased 27.9% and 26.1% over the corresponding three and nine month periods in the prior year, respectively. Policy submissions excluding commercial auto policies were 13.8% higher and 17.8% more policies were bound in the nine months ended September 30, 2020 than in the nine months ended September 30, 2019. Renewal rates for the Excess and Surplus Lines segment were up 15.6% compared to the nine months ended September 30, 2019. The change in gross written premiums compared to the same periods in 2019 was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Excess Casualty	$62,492	$32,062	94.9%	$146,293	$78,708	85.9%
General Casualty	26,817	24,917	7.6%	93,708	89,897	4.2%
Manufacturers & Contractors	30,833	25,320	21.8%	90,878	76,857	18.2%
Energy	11,806	18,632	(36.6)%	32,808	35,751	(8.2)%
Excess Property	8,259	6,825	21.0%	28,342	24,085	17.7%
Life Sciences	9,977	6,746	47.9%	24,122	16,950	42.3%
Small Business	6,343	5,071	25.1%	18,453	14,619	26.2%
All other Core E&S divisions	13,212	13,104	0.8%	44,503	43,091	3.3%
Total Core E&S divisions	169,739	132,677	27.9%	479,107	379,958	26.1%
Commercial Auto	$9,719	$108,368	(91.0)%	23,542	307,913	(92.4)%
Excess and Surplus Lines gross written premium	$179,458	$241,045	(25.6)%	$502,649	$687,871	(26.9)%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 33.9% of our consolidated gross written premiums for the nine months ended September 30, 2020) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Individual risk workers’ compensation premium	$16,033	$15,618	2.7%	$49,670	$48,599	2.2%
Fronting and program premium	96,556	84,841	13.8%	254,161	244,285	4.0%
Specialty Admitted gross written premium	$112,589	$100,459	12.1%	$303,831	$292,884	3.7%
The premium growth in fronting and programs was largely driven by three new fronting relationships that generated $25.8 million and $45.7 million of gross written premium in the three and nine months ended September 30, 2020 ($9.1 million in the comparable three and nine month periods of the prior year). Our largest fronting relationship produced $33.4 million and $96.3 million of gross written premium for the three and nine months ended September 30, 2020, respectively, down from $36.2 million and $113.9 million for the three and nine months ended September 30, 2019 and representing 31.7% of the segment's gross written premium in the nine months ended September 30, 2020 down from 38.9% in the nine months ended September 30, 2019.
Gross written premiums for the Casualty Reinsurance segment (which represents 10.1% of our consolidated gross written premiums in the first nine months of 2020) decreased 57.6% and 20.9% from the corresponding three and nine month periods in the prior year, respectively. The decline in gross written premiums was due to the non-renewal of one large treaty and the change in renewal dates of three treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Excess and Surplus Lines	60.8%	71.2%	65.3%	75.9%
Specialty Admitted Insurance	14.4%	14.5%	13.9%	14.9%
Casualty Reinsurance	100.0%	80.4%	82.7%	92.1%
Total	46.5%	57.7%	49.7%	61.3%

The net premium retention for the Excess and Surplus Lines segment decreased for the three and nine months ended September 30, 2020 as compared to the prior year periods due to growth in written premium in the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium than our other divisions. Additionally, the net premium retention for the Commercial Auto underwriting division is higher than the net premium retention for the other underwriting divisions in the Excess and Surplus Lines segment, and the Company terminated its largest Commercial Auto customer, Rasier, effective December 31, 2019.
The net premium retention for the Specialty Admitted Insurance segment decreased slightly for the three and nine months ended September 30, 2020 as compared to the respective periods in the prior year. The net retention on the individual risk workers’ compensation business was 29.5% and 29.7% for the three and nine months ended September 30, 2020, respectively (46.1% and 45.0% for the three and nine months ended September 30, 2019, respectively), reflecting an increase in the percentage of premiums ceded under a third-party quota share reinsurance treaty from 50% in 2019 to 70% in 2020. The net retention on the segment’s fronting business was 11.9% and 10.8% for the three and nine months ended September 30, 2020, respectively (8.7% and 8.9% for the three and nine months ended September 30, 2019, respectively).
The net premium retention for the Casualty Reinsurance segment as compared to the prior year increased for the three month period, but decreased for the nine month period primarily due to the change in renewal date of a retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $15.8 million in the first quarter of 2020 compared to $9.1 million in the third quarter of 2019.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Excess and Surplus Lines	85.2%	117.8%	87.0%	100.1%
Specialty Admitted Insurance	87.6%	94.1%	94.6%	90.5%
Casualty Reinsurance	102.1%	112.5%	103.1%	103.8%
Total	94.2%	118.8%	96.6%	103.9%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$179,458	$241,045	(25.6)%	$502,649	$687,871	(26.9)%
Net written premiums	$109,170	$171,715	(36.4)%	$328,190	$522,200	(37.2)%
Net earned premiums	$104,933	$164,759	(36.3)%	$305,521	$457,352	(33.2)%
Losses and loss adjustment expenses	(69,938)	(176,154)	(60.3)%	(198,877)	(399,996)	(50.3)%
Underwriting expenses	(19,414)	(17,956)	8.1%	(66,856)	(57,795)	15.7%
Underwriting profit (loss) (1), (2)	$15,581	$(29,351)	‒	$39,788	$(439)	‒
Ratios:
Loss ratio	66.7%	106.9%		65.1%	87.5%
Expense ratio	18.5%	10.9%		21.9%	12.6%
Combined ratio	85.2%	117.8%		87.0%	100.1%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
(2)Underwriting results include gross fee income of $— and $1.6 million for the three and nine months ended September 30, 2020, respectively ($2.2 million and $7.1 million for the same periods in the prior year).
The loss ratios of 66.7% and 65.1% for the three and nine months ended September 30, 2020 include $27,000 of net adverse reserve development and $2.8 million of net favorable reserve development (0.0 and 0.9 percentage points), respectively, in our loss estimates for prior accident years. The loss ratios of 106.9% and 87.5% for the three and nine months ended September 30, 2019 include $50.0 million and $51.2 million (30.4 and 11.2 percentage points, respectively) of net adverse reserve development in our loss estimates for prior accident years. The net adverse development in 2019 was primarily related to the 2016 and 2017 accident years for the commercial auto business. The lower current year loss ratios in this segment also reflect the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios).
The expense ratio for this segment increased from 10.9% and 12.6% for the three and nine months ended September 30, 2019, respectively, to 18.5% and 21.9% for the three and nine months ended September 30, 2020, respectively, due to the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by increases of 21.1% and 32.2%, respectively, in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Commercial auto made up 6.0% and 7.3% of the segment’s net earned premiums for the three and nine months ended September 30, 2020, respectively, down from 50.6% and 53.1% in the respective prior year periods. Gross fee income contributed to a reduction in the expense ratio of 0.0 and 0.5 percentage points for the three and nine months ended September 30, 2020, respectively (1.3 and 1.6 percentage points for the same periods in the prior year).
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment improved from underwriting losses of $29.4 million and $439,000 for the three and nine months ended September 30, 2019, respectively, to underwriting profits of $15.6 million and $39.8 million for the three and nine months ended September 30, 2020, respectively.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$112,589	$100,459	12.1%	$303,831	$292,884	3.7%
Net written premiums	$16,184	$14,570	11.1%	$42,279	$43,625	(3.1)%
Net earned premiums	$14,985	$14,242	5.2%	$42,660	$39,688	7.5%
Losses and loss adjustment expenses	(10,745)	(9,481)	13.3%	(31,209)	(25,085)	24.4%
Underwriting expenses	(2,381)	(3,924)	(39.3)%	(9,150)	(10,845)	(15.6)%
Underwriting profit (1), (2)	$1,859	$837	122.1%	$2,301	$3,758	(38.8)%
Ratios:
Loss ratio	71.7%	66.6%		73.2%	63.2%
Expense ratio	15.9%	27.5%		21.4%	27.3%
Combined ratio	87.6%	94.1%		94.6%	90.5%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
(2)Underwriting results include gross fee income of $4.6 million and $14.2 million for the three and nine months ended September 30, 2020, respectively ($4.0 million and $11.6 million for the same periods in the prior year).
The loss ratio of 71.7% and 73.2% for the three and nine months ended September 30, 2020 includes $2.0 million and $4.0 million (13.3 and 9.4 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The loss ratio of 66.6% and 63.2% for the three and nine months ended September 30, 2019 includes $1.0 million and $4.3 million (7.0 and 10.7 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 15.9% and 21.4% for the three and nine months ended September 30, 2020, respectively, compared to the prior year ratios of 27.5% and 27.3%, respectively. Gross fee income from the fronting business increased 17.0% and 22.8% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year as a result of a mix shift to fronting arrangements with higher fees and an increase in the total number of fronted programs. Through three quarters of 2020, the segment has added eight new fronting relationships.
Underwriting results for the Specialty Admitted Insurance segment in the nine months ended September 30, 2020 were favorably impacted by a $1.2 million adjustment to fee income on one fronted program (a reduction in commission expense, representing a 2.8 point reduction in the combined ratio for the respective period).

As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $1.9 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, compared to an underwriting profit of $837,000 and $3.8 million for the three and nine months ended September 30, 2019, respectively.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Gross written premiums	$19,805	$46,724	(57.6)%	$90,852	$114,810	(20.9)%
Net written premiums	$19,805	$37,584	(47.3)%	$75,101	$105,695	(28.9)%
Net earned premiums	$33,044	$34,373	(3.9)%	$99,514	$105,600	(5.8)%
Losses and loss adjustment expenses	(25,472)	(28,449)	(10.5)%	(71,671)	(75,983)	(5.7)%
Underwriting expenses	(8,261)	(10,212)	(19.1)%	(30,962)	(33,678)	(8.1)%
Underwriting loss (1)	$(689)	$(4,288)	(83.9)%	$(3,119)	$(4,061)	(23.2)%
Ratios:
Loss ratio	77.1%	82.8%		72.0%	72.0%
Expense ratio	25.0%	29.7%		31.1%	31.8%
Combined ratio	102.1%	112.5%		103.1%	103.8%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 77.1% and 72.0% for the three and nine months ended September 30, 2020, respectively, includes $6.2 million and $13.1 million (18.8 and 13.1 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The loss ratio of 82.8% and 72.0% for the three and nine months ended September 30, 2019, respectively, includes $7.9 million and $13.3 million (23.1 and 12.6 percentage points) of net adverse reserve development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 25.0% and 31.1% for the three and nine months ended September 30, 2020, respectively, compared to 29.7% and 31.8% in the respective prior year periods. Commission slide adjustments related to incurred losses reduced the expense ratio by 8.9 and 4.4 points in the three months ended September 30, 2020 and 2019, respectively (3.6% and 2.3% for the respective nine month periods).
As a result of the items discussed above, the Casualty Reinsurance segment had underwriting losses of $689,000 and $3.1 million for the three and nine months ended September 30, 2020, respectively, compared to underwriting losses of $4.3 million and $4.1 million for the three and nine months ended September 30, 2019.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2020 was $2,106.7 million. Of this amount, 59.8% relates to amounts that are IBNR. This amount was 63.1% at December 31, 2019. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$511,010	$731,618	$1,242,628
Specialty Admitted Insurance	219,114	354,173	573,287
Casualty Reinsurance	117,687	173,147	290,834
Total	$847,811	$1,258,938	$2,106,749

At September 30, 2020, the amount of net reserves prior to the $335,000 allowance for uncollectible reinsurance recoverables of $1,336.6 million that related to IBNR was 56.3%. This amount was 60.3% at December 31, 2019. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2020
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$430,219	$528,998	$959,217
Specialty Admitted Insurance	38,560	55,077	93,637
Casualty Reinsurance	115,610	168,135	283,745
Total	$584,389	$752,210	$1,336,599
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
Total operating expenses of the Corporate and Other segment were $7.8 million and $23.6 million for the three and nine months ended September 30, 2020, respectively, compared to $7.3 million and $22.6 million for the same periods in the prior year.
Investing Results
Net investment income was $15.0 million and $51.1 million for the three and nine months ended September 30, 2020, respectively, compared to $17.9 million and $54.8 million for the same periods in the prior year. The change in our net investment income is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Renewable energy LLCs	$(526)	$1,602	‒	$320	$2,510	(87.3)%
Other private investments	1,059	(218)	‒	1,174	3,407	(65.5)%
Other invested assets	533	1,384	(61.5)%	1,494	5,917	(74.8)%
All other net investment income	14,426	16,494	(12.5)%	49,651	48,927	1.5%
Total net investment income	$14,959	$17,878	(16.3)%	$51,145	$54,844	(6.7)%
The Company's private investments generated income of $533,000 and $1.5 million for the three and nine months ended September 30, 2020, respectively (compared to income of $1.4 million and $5.9 million in the respective prior year periods). Excluding private investments, our net investment income for the three months ended September 30, 2020 decreased 12.5% from the prior year principally due to lower investment income from bank loan participations resulting from a smaller portfolio and lower investment yields. For the nine months ended September 30, 2020, our net investment income excluding private investments increased by 1.5% over the prior year driven by asset growth in our portfolio and income on restricted cash equivalents. The average duration of our fixed maturity portfolio was 4.3 years at September 30, 2020.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Fixed maturity securities	$11,359	$10,229	$33,424	$29,876
Bank loan participations	2,396	4,752	9,668	14,978
Equity securities	1,246	1,326	3,677	3,958
Other invested assets	533	1,384	1,494	5,917
Cash, cash equivalents, restricted cash equivalents and short-term investments	456	1,184	6,470	3,490
Gross investment income	15,990	18,875	54,733	58,219
Investment expense	(1,031)	(997)	(3,588)	(3,375)
Net investment income	$14,959	$17,878	$51,145	$54,844
The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Annualized gross investment yield on:
Average cash and invested assets	2.7%	3.8%	2.9%	3.9%
Average fixed maturity securities	2.8%	3.7%	3.0%	3.8%
Of our total cash and invested assets of $2,282.1 million at September 30, 2020 (excluding restricted cash equivalents), $140.0 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,813.5 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income. Also included in our investments are $131.2 million of bank loan participations, $79.9 million of equity securities, $72.0 million of short-term investments, and $45.6 million of other invested assets.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2020 and December 31, 2019, the fair market value of these securities was $131.2 million and $252.4 million, respectively.
For the nine months ended September 30, 2020, the Company recognized net realized and unrealized investment losses of $27.9 million ($8.9 million of net realized and unrealized investment gains for the three months ended September 30, 2020), including $7.6 million of net unrealized losses on bank loan participations, $6.9 million of losses for the change in the fair value of equity securities, $14.1 million of net realized investment losses on the sale of bank loan securities, and $905,000 of net realized investment gains on the sale of fixed maturity securities.
For the nine months ended September 30, 2019, the Company recognized net realized and unrealized investment gains of $331,000 ($2.4 million of net realized and unrealized investment losses for the three months ended September 30, 2019), including $8.7 million of gains for the change in the fair value of equity securities, $7.7 million of realized losses for changes in the allowance for credit losses on impaired bank loans, $1.2 million of net realized investment losses on the sale of bank loan securities, and $809,000 of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at September 30, 2020 or December 31, 2019. At September 30, 2020, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2020			December 31, 2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$271,218	$288,596	15.9%	$159,894	$167,101	11.7%
Residential mortgage-backed	297,932	306,469	16.9%	261,524	264,146	18.4%
Corporate	727,678	776,955	42.9%	611,304	632,221	44.1%
Commercial mortgage and asset-backed	324,966	335,834	18.5%	249,309	252,457	17.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	100,742	103,594	5.7%	114,477	115,667	8.1%
Redeemable preferred stock	2,025	2,023	0.1%	2,025	2,034	0.1%
Total fixed maturity securities, available-for-sale	$1,724,561	$1,813,471	100.0%	$1,398,533	$1,433,626	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2020:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$367,331	20.3%
AA	663,995	36.6%
A	578,440	31.9%
BBB	194,880	10.7%
Below BBB and unrated	8,825	0.5%
Total	$1,813,471	100.0%
At September 30, 2020, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $777.0 million. A summary of these securities by industry segment is shown below as of September 30, 2020:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$174,373	22.5%
Financial	205,907	26.5%
Consumer Discretionary	112,882	14.5%
Health Care	98,808	12.7%
Consumer Staples	69,459	8.9%
Utilities	115,526	14.9%
Total	$776,955	100.0%

Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of September 30, 2020:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$711,494	91.6%
Privately placed	65,461	8.4%
Total	$776,955	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2020
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$104,099	$105,328	5.8%
After one year through five years	456,660	483,155	26.7%
After five years through ten years	306,679	330,510	18.2%
After ten years	232,200	250,152	13.8%
Residential mortgage-backed	297,932	306,469	16.9%
Commercial mortgage and asset-backed	324,966	335,834	18.5%
Redeemable preferred stock	2,025	2,023	0.1%
Total	$1,724,561	$1,813,471	100.0%
At September 30, 2020, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.1 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively ($8.0 million and $8.1 million for the respective nine month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $149,000 and $447,000 of amortization of intangible assets for each of the three and nine months ended September 30, 2020 and 2019, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the nine months ended September 30, 2020, our U.S. federal income tax expense was 14.4% of income before taxes. For the nine months ended September 30, 2019, our U.S. federal income tax expense was 22.4% of income before taxes. The effective tax rate for the nine months ended September 30, 2019 was elevated due to changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country.
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
At September 30, 2020, the Bermuda holding company had $2.0 million of cash and cash equivalents. The U.S. holding company had $50.0 million of cash and invested assets, comprised of cash and cash equivalents of $11.5 million and other invested assets of $38.5 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2020.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2020:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2020, the Company had $76.0 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At September 30, 2020, the Company had a drawn balance of $163.3 million outstanding on the unsecured revolver. We drew $60.0 million on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. $30.0 million was repaid in the three months ended June 30, 2020.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2020.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2020. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At September 30, 2020, unsecured loans of $39.0 million and secured letters of credit totaling $17.5 million were outstanding on the 2017 Facility. We drew $59.0 million of unsecured capacity on this credit facility in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. $30.0 million was repaid in the three months ended June 30, 2020.

In May 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2020, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2020 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2020.
At September 30, 2020 and December 31, 2019, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total stockholders’ equity) was 28.1% and 25.2%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2020 and 2019, our net premium retention was 46.5% and 57.7%, respectively (49.7% and 61.3% for the nine month periods, respectively).

The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of September 30, 2020:

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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2020:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 75-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70% - 100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 95%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $7.3M excess of $200 thousand of our 20% share of the quota share each occurrence.

(1)    Excluding one program which has quota share coverage for 81.25% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.
(2)    Includes any residual market pools.
(3)    Excluding one program which has a reinsurance coverage for up to 90% of the first $1,000,000 and excess of loss coverage for $39.0 million in excess of $1,000,000 per risk per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of September 30, 2020, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish allowances for amounts considered uncollectible. At September 30, 2020, the allowance for such uncollectible reinsurance recoverables was $335,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At September 30, 2020, we had reinsurance recoverables on unpaid losses of $769.8 million and reinsurance recoverables on paid losses of $36.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better or collateral had been posted by the reinsurer for our benefit.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At September 30, 2020, the Company held collateral funds of $940.2 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(222,060)	$213,787
Investing activities	(135,331)	(87,904)
Financing activities	31,505	(42,038)
Change in cash, cash equivalents, and restricted cash equivalents	$(325,886)	$83,845

Cash used in operating activities for the nine months ended September 30, 2020 primarily reflects decreasing amounts of restricted cash equivalents as the collateral funds required on the terminated Rasier account declines as the outstanding claims on this business are settled (see Amounts Recoverable from an Indemnifying Party above). In the nine months ended September 30, 2020, the Company returned $258.9 million to its former insured, per the terms of the collateral trust. Excluding the reduction in the collateral funds, cash provided by operating activities was $36.9 million for the nine months ended September 30, 2020. Cash provided by operating activities for the nine months ended September 30, 2019 reflected growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 6.1% and 12.3% of total cash and invested assets at September 30, 2020 and 2019, respectively.
Cash used in financing activities for the nine months ended September 30, 2020 and 2019 included $27.8 million and $27.5 million of dividends paid to shareholders, respectively. In addition, we drew a net $59.0 million on our senior credit facilities in the nine months ended September 30, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. We repaid $20.0 million on our 2017 Facility in the nine months ended September 30, 2019.
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
EQUITY
The Company issued 185,762 common shares in the nine months ended September 30, 2020. The new shares were related to stock option exercises and vesting RSUs. The total common shares outstanding increased from 30,424,391 at December 31, 2019 to 30,610,153 at September 30, 2020.
Share Based Compensation Expense
For the three months ended September 30, 2020 and 2019, the Company recognized $2.1 million and $1.8 million of share based compensation expense, respectively ($5.9 million and $5.3 million for the respective nine month periods). As of September 30, 2020, the Company had $10.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—
Exercised	(79,615)	$31.77	(450,514)	$26.68
Forfeited	—	$—	(12,058)	$36.84
End of period	564,236	$30.22	652,752	$30.50
Exercisable, end of period	564,236	$30.22	599,241	$29.44

All of the outstanding options vest over three or four years and have a contractual life of seven years from the original date of grant.

RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	340,368	$41.50	300,142	$39.22
Granted	197,518	$43.77	197,078	$42.56
Vested	(156,434)	$41.50	(111,212)	$39.90
Forfeited	(16,846)	$42.17	(22,445)	$41.32
Unvested, end of period	364,606	$42.70	363,563	$40.69
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
The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income (loss) before U.S. Federal income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$15,581	$(29,351)	$39,788	$(439)
Specialty Admitted Insurance	1,859	837	2,301	3,758
Casualty Reinsurance	(689)	(4,288)	(3,119)	(4,061)
Total underwriting profit (loss) of insurance segments	16,751	(32,802)	38,970	(742)
Other operating expenses of the Corporate and Other segment	(7,805)	(7,302)	(23,556)	(22,641)
Underwriting profit (loss) (1)	8,946	(40,104)	15,414	(23,383)
Net investment income	14,959	17,878	51,145	54,844
Net realized and unrealized gains (losses) on investments	8,929	(2,357)	(27,885)	331
Amortization of intangible assets	(149)	(149)	(447)	(447)
Other income and expenses	192	(91)	(967)	(223)
Interest expense	(2,129)	(2,594)	(7,970)	(8,086)
Income (loss) before taxes	$30,748	$(27,417)	$29,290	$23,036
(1)Included in underwriting results for the three and nine months ended September 30, 2020 is gross fee income of $4.6 million and $15.8 million, respectively ($6.1 million and $18.7 million for the same periods in the prior year).
Reconciliation of Adjusted Net Operating Income (Loss)
We define adjusted net operating income (loss) as net income (loss) excluding certain non-operating expenses such as net realized and unrealized investment gains and losses, expenses related to due diligence costs for various merger and acquisition activities, professional service fees related to the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income (loss) before taxes and net income (loss) reconcile to our adjusted net operating income (loss) as follows:

	Three Months Ended September 30,
	2020		2019
	Income Before Taxes	Net Income	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Income (loss) as reported	$30,748	$26,283	$(27,417)	$(25,167)
Net realized and unrealized investment (gains) losses	(8,929)	(8,824)	2,357	2,665
Other expenses	(21)	(77)	372	294
Adjusted net operating income (loss)	$21,798	$17,382	$(24,688)	$(22,208)

	Nine Months Ended September 30,
	2020		2019
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$29,290	$25,082	$23,036	$17,868
Net realized and unrealized investment losses (gains)	27,885	23,646	(331)	980
Other expenses	1,711	1,451	1,055	834
Adjusted net operating income	$58,886	$50,179	$23,760	$19,682
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the nine months ended September 30, 2020, our tangible equity per share increased by 7.1%. Absent the $27.8 million in dividends to shareholders in the nine months ended September 30, 2020, our tangible equity per share increased by 12.0% for the nine months ended September 30, 2020. The coronavirus pandemic in 2020 has led to declines in the fair values of our investments and reduced tangible equity through earnings with $6.9 million of net unrealized losses on equity securities and $7.6 million of net unrealized losses on bank loan participations for the nine months ended September 30, 2020 (as discussed in Investing Results). Our operating return on tangible shareholders’ equity was 11.9% for the nine months ended September 30, 2020.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2020 and December 31, 2019 and reconciles tangible equity to pre-dividend tangible equity as of September 30, 2020:

	September 30, 2020		December 31, 2019
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$821,406	$26.83	$778,581	$25.59
Less:
Goodwill	181,831	5.94	181,831	5.98
Intangible assets, net	36,493	1.19	36,940	1.21
Tangible equity	$603,082	$19.70	$559,810	$18.40
Dividends to shareholders for the nine months ended September 30, 2020	27,815	0.90
Pre-dividend tangible equity	$630,897	$20.60

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
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

James River Group Holdings, Ltd.

Date:	October 29, 2020	By:	/s/ J. Adam Abram
J. Adam Abram
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)