Form 10-K
period 2020-12-31
James River Group Holdings, Ltd.
filed 2021-02-26
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36777
JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke HM08, Bermuda
(Address of principal executive offices)
Registrant’s telephone number, including area code: (441) 278-4580
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Names of each exchange on which registered
Common Shares, par value $0.0002 per share	JRVR	NASDAQ	Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2020, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $1,332,336,690.
The number of the Registrant’s common shares outstanding was 30,765,510 as of February 23, 2021.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

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
•    losses resulting from reinsurance counterparties failing to pay us on reinsurance claims, insurance companies with whom we have a fronting arrangement failing to pay us for claims, or a former customer with whom we have an indemnification arrangement failing to perform their reimbursement obligations;
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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies. For the year ended December 31, 2020, approximately 70.2% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2020, we derived 97.0% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital. Our group includes three operating segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2020, property insurance and reinsurance represented 3.0% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed $10.0 million on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 55.6% of our gross written premiums and 69.6% of our net written premiums for the year ended December 31, 2020. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2020, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $24,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 32.5% of our gross written premiums and 9.2% of our net written premiums for the year ended December 31, 2020. The Specialty Admitted Insurance segment has two areas of focus. We write a select book of workers’ compensation coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select U.S. states. We also write fronting business which has become a significant element of our revenues and profits in this segment. In our fronting business, we retain a small percentage of the risk, generally 10%-20%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”).
The Casualty Reinsurance segment distributes through reinsurance brokers and produced 11.9% of our gross written premiums and 21.2% of our net written premiums for the year ended December 31, 2020. The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements. These risk mitigation features allow the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, provide us with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 68.3% of the net premiums written by our Casualty Reinsurance segment during 2020. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 72.1% of premiums written by our Casualty Reinsurance segment during 2020 were general liability accounts.
The Casualty Reinsurance segment writes third party business through one entity, JRG Reinsurance Company Ltd. ("JRG Re"). Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re Ltd ("Carolina Re"). This business is ceded under quota-share reinsurance treaties with ceding commissions that are negotiated at arm’s length. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2020, 43.7% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
In 2020, our operating subsidiaries wrote $1,257.0 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2020	% of Total
	(in thousands)
Excess and Surplus Lines segment	$699,143	55.6%
Specialty Admitted Insurance segment	408,691	32.5%
Casualty Reinsurance segment	149,166	11.9%
	$1,257,000	100.0%
Gross Written Premiums by Market
Non-admitted markets	$882,770	70.2%
Admitted markets	374,230	29.8%
	$1,257,000	100.0%
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
Our Competitive Strengths
We believe we have the following competitive strengths:
Proven and Strong Management Team Whose Financial Interests are Aligned with Shareholders.   The Company's Non-Executive Chairman of the Company’s Board of Directors (the “Board”), J. Adam Abram, has a history of forming and managing profitable specialty insurance companies. He was a founder of the Company and our predecessor company. Our Chief Executive Officer, Frank D'Orazio, has significant experience in the insurance and reinsurance industries in both the United States and Bermuda. Mr. D'Orazio has held senior positions in operations and underwriting of several different insurance and reinsurance companies over the course of his career. Our Chief Operating Officer, Robert P. Myron, who has served in various capacities with our group since 2010, has a history of working in a senior management capacity in the insurance and reinsurance industries in both the United States and Bermuda. Mr. Myron has significant experience working in operations, finance and underwriting of several different insurance and reinsurance companies over the course of his career. Our Chief Financial Officer, Sarah C. Doran, joined our group in January 2017. She has significant experience with capital markets and corporate development related to the insurance and financial services industry. Ms. Doran has a history of working in a senior capacity in finance and advisory both within the insurance and reinsurance industry and for various investment banks.
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
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We actively seek to avoid underwriting business or making investments that expose us to an unacceptably high risk of large losses. We believe we have minimal exposure to material property risks and did not have material losses from property risks during 2020.
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
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a diversified strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 8.8% of our total invested assets at December 31, 2020, consisting of syndicated bank loans (6.7%) and other invested assets (2.1%) that include interests in limited liability companies that invest in renewable energy opportunities, limited partnerships that invest in debt or equity securities, notes receivable for renewable energy projects, and a private debt security. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2020 was “A”. At December 31, 2020, the average duration of our investment portfolio was 3.8 years.
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
Robust Technology and Data Capture.   We seek to ground our underwriting decisions in reliable historical data and technical evaluation of risks. Our underwriters utilize intuitive systems and differentiated technologies. We have implemented processes to capture extensive data from our book of business, before, during and after the underwriting analysis and decision. We use the data we collect to inform and, we believe, improve our judgment about similar risks as we refine our underwriting criteria. We use the data we collect in regular formal review processes for each of our lines of business and significant reinsurance treaties.
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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is still more likely to produce consistent results over time and across markets. While we believe the insurance and reinsurance industry is generally overcapitalized at this time, we are successfully increasing rates in our Excess and Surplus Lines and Specialty Admitted Insurance segments. Pricing on our E&S renewal book has increased for sixteen consecutive quarters. The E&S and Specialty Admitted segments combined represented 88.1% of our gross written premiums and 78.8% of our net written premiums for the twelve months ended December 31, 2020. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims from a particular policy year within the five subsequent years, and as of December 31, 2020, our reserves for claims incurred but not reported (“IBNR”) were 55.3% of our total net loss reserves.
Efficient Operating Platform.   We have what we believe to be an extremely attractive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. For the year ended December 31, 2020, our expense ratio was 26.7%. Additionally, our Bermuda domicile and operations can provide for flexibility and an efficient tax structure. At December 31, 2020, 43.7% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
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
Focus on Specialty Insurance Markets and Fee Income.   We focus on specialty markets in which our underwriters have particular expertise and in which we have fewer competitors than in standard markets, and greater flexibility to price and structure our products in accordance with our underwriting strategy. We believe underwriting profitability can best be achieved through restricting our risk taking on insurance and reinsurance to niches where, because of our expertise, we can distinguish ourselves in the underwriting and pricing process. We also believe that we can achieve attractive returns on capital through the growth of our fronting business, as we carefully manage credit and collateral to generate attractive fee income, while generally utilizing less capital than in our highly underwritten businesses.
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
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2020, gross written premiums for the Excess and Surplus Lines segment excluding commercial auto (“Core E&S”) increased by 29.5% over the same period in 2019. We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2020, our growth was primarily focused in our Excess Casualty, General Casualty, Manufacturers & Contractors, Excess Property, and Life Sciences divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
When market conditions have been challenging, or when actual experience has not been as favorable as we anticipated, or when the size or risk profile of certain insureds or lines of business change, we have tried to act quickly to evaluate our situation and to make course corrections in order to protect our profits and preserve tangible equity. Our actions have included reducing our writings when margins tightened and exiting lines or classes of business when we believed the risk of continuing in a line outweighed the potential rewards from underwriting. We do not hesitate to increase loss estimates when we determine that it is appropriate. Our proactive approach is exemplified by the Company's decision in October 2019 to deliver a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to our largest customer, Rasier LLC and its affiliates (collectively, “Rasier”). The decision, coming after careful deliberation and a thorough review, was made due to a number of factors including changes in the risk, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company's growing Core E&S lines of business where the Company has experienced many years of profitable underwriting results.
Manage Capital Actively.   We seek to make “both sides” of our balance sheet generate better than average risk-adjusted returns. We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame. We may not, however, always be able to raise capital when needed. We declared dividends to our shareholders of $37.1 million ($1.20 per share) during 2020, $36.8 million ($1.20 per share) in 2019 and $36.3 million ($1.20 per share) in 2018. While we have declared a special dividend in the past, we continue to find what we believe are attractive opportunities to earn a compelling return on our capital in the businesses that we target and therefore did not declare a special dividend in 2018, 2019, or 2020. Our ratings from A.M. Best are very important to us, as are our relationships with our regulators, and maintaining them in good order is a principal consideration in our decisions regarding capital management.

Our Structure
The chart below displays our corporate structure as of December 31, 2020 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted business through our subsidiaries, James River Insurance Company and James River Casualty Company, from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. James River Insurance is our largest subsidiary as measured by gross written premiums (55.6% of consolidated gross written premiums for the year ended December 31, 2020 came from our Excess and Surplus Lines segment) and has been engaged in E&S insurance for 18 years. James River Insurance has had a consistent record of underwriting profitably since its second year of operation.
The E&S industry focuses on insuring commercial insureds that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their products or operations. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. In 2020, our Excess and Surplus Lines segment’s gross written premiums shrank by 24.2% relative to 2019 due to the early cancellation in late 2019 of a large commercial auto account. Gross written premiums for our Core E&S business, which excludes our commercial auto division, grew by 29.5% over 2019. The Excess and Surplus Lines segment produced an average combined ratio of 90.1% from 2011 through 2020.
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
Our Excess and Surplus Lines segment underwrites coverage for a wide range of businesses and does not write personal lines insurance. Applications for insurance are presented to us by authorized wholesale brokers who are typically engaged by retail agents after their clients have been rejected by standard markets.
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

The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2020	Percentage of Total 2020	2019	2018	2017	2016

Excess Casualty	$213,037	30.5%	$118,954	$66,452	$51,160	$43,574
General Casualty	125,433	17.9%	115,832	54,127	38,097	36,858
Manufacturers and Contractors	122,880	17.6%	105,096	79,160	85,719	83,279
Energy	51,109	7.3%	45,442	33,942	29,704	29,709
Excess Property	37,332	5.3%	31,606	16,963	14,447	14,083
Life Sciences	35,163	5.0%	24,462	16,636	12,981	11,132
Commercial Auto	30,029	4.3%	405,565	322,126	247,960	110,050
Allied Health	26,918	3.9%	26,713	30,450	19,181	14,413
Small Business	24,790	3.6%	19,725	14,808	11,307	9,104
Environmental	17,753	2.5%	16,539	10,499	7,920	5,321
Professional Liability	6,881	1.0%	6,441	5,916	6,326	8,361
Sports and Entertainment	6,118	0.9%	4,212	3,685	3,021	2,221
Medical Professionals	1,700	0.2%	1,733	1,774	2,297	2,739
Total	$699,143	100.0%	$922,320	$656,538	$530,120	$370,844
Excess Casualty underwrites excess liability coverage for a variety of risk classes including manufacturers, contractors, distributors and transportation risks. Typically, we provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 37 years of industry experience.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including real estate, mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 33 years of experience. Typically, we write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 37 years of industry experience.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, utilities, and utility contractors. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on either a primary or excess basis. The underwriter leading this division has more than 35 years of experience in the business.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $1.9 million as of December 31, 2020. We retain up to the first $5.0 million in any one event or catastrophe. The underwriter leading our Excess Property division has 35 years of experience in the industry.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. This division also writes a book of various types of business engaged in the medical and adult-use cannabis industry. We provide policy limits up to $11.0 million (up to $10.0 million on cannabis), with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter at the head of this division has 37 years of experience in the industry.
Commercial Auto underwrites primarily the hired and non-owned auto liability exposures for a variety of industry segments including package delivery services, food delivery services and livery service organizations, and has developed a particular niche for insuring organizations' operating networks connecting independent contractors with customers (transportation network companies and similar usage-based networks). On December 31, 2019, we terminated coverage for our largest commercial auto insured (Rasier) which comprised $374.2 million of gross written premiums, representing 40.6% of the Excess and Surplus Lines segment’s gross written premiums and 25.4% of our consolidated gross written premiums for the year ended December 31, 2019. The head underwriter in this division has 33 years of experience. Limits assumed are retained by the Company, in some cases subject to self-insured retentions of the insureds.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehabilitation, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter responsible for this unit has 27 years of experience in the business. Approximately 89% of the premiums written by our Allied Health division from inception through 2020 have been written on a claims made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Small Business concentrates on accounts with annual primary liability insurance premiums of less than $10,000. For these smaller risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 27 years of industry experience.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has more than 35 years of experience in the business. Typically, we write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on a primary or excess basis.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The individual who directs our professional liability division has 27 years of industry experience. All of our professional liability coverage is written on a claims made and reported basis.
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
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims-made and reported basis. The underwriter leading this division has 27 years of experience.
The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2020 and the amount of gross written premium produced by such states for the years ended December 31, 2019, 2018, 2017 and 2016. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2020, 2019 and 2018.

	2020		2019		2018		2017	2016
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$136,532	19.5%	$368,488	40.0%	$213,729	32.6%	$153,340	$114,107
New York	108,778	15.6%	89,680	9.7%	54,417	8.3%	47,585	39,407
Florida	104,120	14.9%	67,700	7.3%	47,918	7.3%	55,502	35,765
Texas	79,338	11.4%	51,978	5.6%	31,604	4.8%	29,567	26,708
Pennsylvania	19,008	2.7%	16,206	1.8%	8,562	1.3%	12,041	8,666
New Jersey	17,621	2.5%	13,425	1.5%	12,147	1.9%	17,486	11,150
Washington	16,407	2.4%	16,573	1.8%	17,329	2.6%	13,697	10,270
Illinois	16,243	2.3%	14,491	1.6%	20,893	3.2%	25,853	16,548
Louisiana	13,968	2.0%	16,001	1.7%	12,654	1.9%	8,508	6,584
Massachusetts	13,762	2.0%	34,494	3.7%	19,758	3.0%	13,587	8,496
Arizona	12,782	1.8%	9,023	1.0%	5,160	0.8%	8,302	6,220
Georgia	11,934	1.7%	10,936	1.2%	9,120	1.4%	15,787	7,464
Missouri	10,080	1.4%	14,628	1.6%	9,424	1.4%	5,729	3,572
Ohio	9,210	1.3%	10,537	1.1%	13,043	2.0%	8,283	4,701
Virginia	8,932	1.3%	23,563	2.6%	15,532	2.4%	10,741	6,534
All other states	120,428	17.2%	164,597	17.8%	165,248	25.1%	104,112	64,652
Total	$699,143	100.0%	$922,320	100.0%	$656,538	100.0%	$530,120	$370,844
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2020, the segment had authorized 111 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive General Agents as well as a growing number of General Agents underwriting small-account commercial risks through our online contract binding portal.
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
Our Excess and Surplus Lines segment’s three largest brokers produced $452.2 million of gross written premiums for the year ended December 31, 2020, representing approximately 64.7% of the Excess and Surplus Lines segment’s gross written premiums and 36.0% of consolidated gross written premiums for 2020. The three largest brokers produced $165.8 million (Truist Insurance Holdings), $157.5 million (AmWins Group), and $128.9 million (Ryan Specialty Group) of gross written premiums for the year ended December 31, 2020, respectively, representing 23.7%, 22.5%, and 18.4% of the Excess and Surplus Lines segment’s gross written premiums and 13.2%, 12.5%, and 10.3% of consolidated gross written premiums for 2020, respectively.
In 2020 and 2019, our Excess and Surplus Lines segment paid an average commission to producers of 15.1% and 10.7%, respectively, of gross written premiums. This difference in commission reflects the change in our mix of business resulting from the termination of our Commercial Auto program with Rasier effective December 31, 2019.

Underwriting
Our Excess and Surplus Lines segment’s staff includes over 175 individuals directly employed in underwriting policies as of December 31, 2020. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every five new quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2020, we received approximately 304,000 submissions (new and renewal, excluding commercial auto policies), quoted over 62,000 policies and bound over 22,000 policies.
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
Our Excess and Surplus Lines segment’s claims department consists of over 150 claims professionals as of December 31, 2020 with significant claims experience in the property-casualty industry.
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
Approximately 95% of all claims received are closed within five years in the Excess and Surplus Lines segment.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2011	48.5%
2012	52.6%
2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
2020	76.7%

The 2020, 2019, 2018, and 2017 calendar year loss ratios for the Excess and Surplus Lines segment were impacted by adverse reserve development of $91.4 million, $57.4 million, $20.7 million and $38.7 million, respectively, in the commercial auto line of business. The adverse development was primarily related to the 2016, 2017, and 2018 contract years with Rasier.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National Insurance Company (an Ohio domiciled company, licensed in 48 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance Company (a North Carolina domiciled company) and Falls Lake Fire and Casualty Company (a California domiciled company). The Specialty Admitted Insurance segment produced 32.5% of consolidated gross written premiums for the year ended December 31, 2020.
Our plan is to continue to use our broad licensure and significant management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:
•    Individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in 15 states, that produced 15.6% of 2020 gross written premiums in this segment, (16.4% in 2019, 14.8% in 2018, 13.9% in 2017, 21.7% in 2016, and 39.5% in 2015); and
•    Fronting and program business written through selected MGAs, insurance carriers, and other producers, which represented 84.4% of 2020 gross written premiums in this segment, (83.6% in 2019, 85.2% in 2018, 86.1% in 2017, 78.3% in 2016, and 60.5% in 2015).
Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort in select Southeastern U.S. states. We made the strategic decision in 2020 to focus our efforts towards the Southeast, and to substantially reduce our presence in other states. This decision was based upon a wide range of factors, including ability to exceed internal performance metrics, regulations regarding pricing and cost containment, and our agent relationships. For the year ended December 31, 2020, approximately 34% of our retail produced workers’ compensation direct written premiums were in North Carolina, 18% were in Georgia, 14% were in Virginia, and 12% were in Missouri. Building trades represented approximately 31% of the direct premiums in force in our retail produced workers’ compensation book in 2020. Other significant industry groups include specialty transportation (15%), healthcare employees (14%), goods and services (14%), manufacturing (12%), and agriculture (7%). We view our retail produced workers’ compensation business as a core competency and seek to make consistent underwriting profits from it. We recognize the cyclical nature of this line and are prepared to contract the business rapidly when rates decline, or the regulatory or economic environment makes it difficult to contain costs.
Fronting & Program Business
In our fronting business we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). We generally retain 10%-20% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in their desired segment of property-casualty, workers' compensation or automobile business. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We specifically grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate as determined by our personnel. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Due to our broad licensure and product filings, we are positioned to support this business on a broad basis throughout the United States. Because of the limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital, and we continued to expand this business in 2020. Two fronting agencies produced $125.5 million (Atlas General Insurance Services) and $46.4 million of gross written premiums in 2020, representing 10.0% and 3.7% of consolidated gross written premiums and 30.7% and 11.4% of the Specialty Admitted Insurance segment's gross written premiums, respectively. Our fronting business saw growth related to eight new fronting relationships added in 2020 that generated $35.0 million of gross written premium in the year ended December 31, 2020.
Our objective over time is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and enhance returns on tangible equity. Additionally, we expect that this fee income, which was $19.3 million in 2020, $15.8 million in 2019, and $14.8 million in 2018, will be increasingly material in future periods and provide us with a steady revenue stream.
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
Under the terms of these program agreements, we pay fixed commissions, often with a profit contingency. Our fronting business is distributed primarily through MGAs and program managers.
Excluding our Atlas program, we have fifteen active fronting arrangements as of December 31, 2020. During 2020, these arrangements represented 52.7% of the segment’s gross written premium.
Casualty Reinsurance Segment
We report our business of writing reinsurance for third party insurance companies in our Casualty Reinsurance segment (representing 11.9% of consolidated gross written premiums for the year ended December 31, 2020). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is a Class 3B reinsurer. JRG Re provides proportional and working layer excess of loss treaty reinsurance to third parties and, through December 31, 2017, also to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to, business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal reinsurance arrangements.
Our Casualty Reinsurance segment underwrote $149.2 million in gross written premiums for the year ended December 31, 2020, 97.0% of which consisted of E&S risks. Of those third-party premiums written by JRG Re, 72.1% is classified by the company as general liability and 18.1% as non-medical professional liability, with the balance primarily related to excess casualty and commercial auto coverages. We typically structure our reinsurance treaties as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. On a premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 68.3% of the third-party net written premiums during 2020 and treaties written as “proportional” arrangements represented 94.8%. We purchase very little retrocessional coverage in this segment. Almost all of the segment’s premiums are for casualty lines of business. The Casualty Reinsurance segment writes virtually no reinsurance designed to respond specifically to natural catastrophes.
The Casualty Reinsurance segment’s three largest brokers generated $55.8 million, $34.9 million, and $22.4 million of gross written premiums, respectively, representing 75.8% of the segment’s gross written premiums in the year ended December 31, 2020. The Casualty Reinsurance segment’s three largest relationships with unaffiliated ceding companies generated $127.2 million of gross written premiums ($85.1 million, $23.1 million, and $19.1 million, respectively) representing 10.1% of consolidated gross written premiums and 85.3% of the Casualty Reinsurance segment's gross written premiums for the year ended December 31, 2020.
Underwriting profits and investment income earned by JRG Re are exempt from U.S. taxation. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re. At December 31, 2020, JRG Re invested assets made up 43.7% of our total invested assets.
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
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments and, less frequently purchase retrocessional coverage for our Casualty Reinsurance segment. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders and ceding companies, irrespective of any reinsurance or retrocession coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer or retrocessionaire, as applicable. There is credit exposure with respect to losses ceded to the extent that any reinsurer or retrocessionaire is unable or unwilling to meet the obligations ceded by us under reinsurance or retrocessional treaties. The ability to collect on reinsurance or retrocessional reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2020, we have no material, ongoing disputes with any reinsurer or retrocessionaire, and we are not aware of any credit quality issues with any of our reinsurers or retrocessionaires at December 31, 2020.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $37.3 million direct written premiums in 2020). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $1.9 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a relatively small amount of assumed business with property exposure.
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
In our Specialty Admitted Insurance segment, there are two distinct reinsurance strategies. For individual risk workers' compensation, we purchase $29.0 million excess of $1.0 million per occurrence; and, effective January 1, 2020, we also purchased a 70% quota share coverage of the primary $1.0 million. For our fronting and program business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $500,000 per occurrence.
For both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchase a clash and contingency reinsurance treaty that covers all casualty business for $10.0 million in excess of $2.0 million per occurrence. This coverage is intended to respond in a situation where we have multiple insured losses from the same event as well as extra contractual obligations or excess policy limits on an individual occurrence basis. Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present.
In our Casualty Reinsurance segment, we currently purchase quota share retrocessional reinsurance in support of an individual assumed treaty where an expense override is achieved. In prior periods, we have purchased proportional and excess of loss retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.

For 2020, our top ten reinsurers represented 73.7% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A+” (Superior), are collateralized with letters of credit or by a trust agreement, or represent recoverables from a state residual market for automobile insurance. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2020:

Reinsurer	Reinsurance Recoverable as of December 31, 2020	A.M. Best Rating December 31, 2020
	(in thousands)
Swiss Reinsurance America Corporation	$250,869	A+
Berkley Insurance Company	83,076	A+
Safety National Casualty	51,351	A+
Hannover Ruck SE	35,848	A+
Aioi Nissay Dowa Insurance Company	33,977	A+
Munich Reinsurance America	32,947	A+
North Carolina Reinsurance Facility	28,355	Unrated(2)
American European Insurance Company	27,873	B(1)
Endurance Assurance Corporation	27,626	A+
Partner Reinsurance Company	22,267	A+
Top 10 Total	594,189
Other	211,495
Total	$805,684

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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2020, the Company held collateral funds of $859.9 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
Reserve Policy
We seek to establish reserves that will adequately meet our obligations. We have eight credentialed actuaries on staff, and we engage independent actuarial consultants to review our decisions regarding reserves.

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
Our Reserve Committees consist of our Chief Actuary, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers and chief actuaries of each of our three insurance segments are also members of the Reserve Committee for their respective segments. The Reserve Committees meet quarterly to review the actuarial recommendations made by each chief actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.

The following table reflects our favorable (adverse) reserve development by segment during the calendar years 2020 to 2011 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Casualty Reinsurance		Grand Total
Calendar Year
2020	$(59,437)	(1)	$5,011	$(37,778)	(10)	$(92,204)
2019	(51,173)	(2)	5,252	(23,087)	(11)	(69,008)
2018	(15,012)	(3)	5,560	(8,220)		(17,672)
2017	(20,023)	(4)	2,721	(4,170)		(21,472)
2016	24,079	(5)	3,822	(4,185)		23,716
2015	25,424	(6)	3,531	(12,637)		16,318
2014	27,283	(7)	5,854	(5,719)		27,418
2013	40,734	(8)	1,410	(4,692)		37,452
2012	20,122	(9)	(4,898)	(16,617)	(12)	(1,393)
2011	21,034		1,712	(2,835)		19,911
Cumulative Development	$13,031		$29,975	$(119,940)		$(76,934)

(1)    Includes $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior contract years with Rasier, partially offset by $32.0 million of favorable development from other divisions.
(2)    Includes $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 contract years with Rasier, partially offset by $6.2 million of favorable development from other divisions.
(3)    Includes $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $5.7 million of favorable development from other divisions.
(4)    Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.
(5)    Includes $10.0 million of favorable development from the 2015 accident year, $10.7 million from the 2014 accident year and $4.5 million from the 2013 accident year.
(6)    Includes $17.3 million and $10.5 million of favorable development from the 2014 and 2013 accident year, respectively.
(7)    Includes $7.9 million of favorable development from the 2011 accident year, $4.2 million from the 2007 accident year and $5.0 million from the 2009 accident year.
(8)    Includes $11.8 million of favorable development from the 2009 accident year, $7.3 million of favorable development from the 2007 accident year and $5.8 million of favorable development from the 2008 accident year.
(9)    Includes $8.0 million of favorable development from the 2009 accident year, $4.3 million of favorable development from the 2008 accident year and $4.1 million of favorable development from the 2007 accident year.
(10) Includes adverse development primarily related to accident years 2014 through 2018. This adverse development was mainly in the general liability and commercial auto lines of business.
(11)    Includes adverse development primarily related to accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.
(12)    Includes $9.0 million of adverse development on assumed crop business almost entirely from the 2011 accident year and $7.6 million of adverse development on other assumed business.
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

A significant portion of reported claims from prior policy years were closed at December 31, 2020. The table below sets forth the percentage of claims closed by policy year for our Excess and Surplus Lines and Specialty Admitted Insurance segments for the policy years indicated.

Percentage of Claims Closed at December 31, 2020
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2004	100.0%	—	100.0%	—
2005	100.0%	—	100.0%	—
2006	99.9%	—	100.0%	—
2007	99.5%	—	100.0%	—
2008	99.7%	—	99.8%	—
2009	99.0%	—	99.9%	—
2010	99.5%	—	100.0%	—
2011	99.5%	—	99.8%	—
2012	97.9%	—	100.0%	—
2013	97.4%	99.8%	100.0%	98.8%
2014	94.8%	99.8%	100.0%	98.5%
2015	94.0%	99.7%	99.9%	98.0%
2016	89.6%	99.4%	99.3%	95.6%
2017	86.1%	98.3%	98.4%	91.8%
2018	88.6%	96.5%	92.3%	87.9%
2019	80.7%	94.5%	72.8%	80.3%
Another indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of IBNR reserves. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2020. The percentage that IBNR represents of total gross reserves at December 31, 2020 is 58.7%.

	Gross Reserves at December 31, 2020
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$741,585	$1,276,054	58.1%
Specialty Admitted Insurance	356,615	600,309	59.4%
Casualty Reinsurance	188,093	315,717	59.6%
Total	$1,286,293	$2,192,080	58.7%
The table below sets forth our IBNR, total net reserves (prior to the $335,000 allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2020. The percentage that IBNR represents of total net reserves at December 31, 2020 is 55.3%.

	Net Reserves at December 31, 2020
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$527,537	$983,354	53.6%
Specialty Admitted Insurance	56,473	94,893	59.5%
Casualty Reinsurance	182,308	307,814	59.2%
Total	$766,318	$1,386,061	55.3%

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
The majority of our investment portfolio is invested in what we refer to as our Core Portfolio of investment grade fixed income securities. This portfolio provides predictable income with low risk of principal loss. We seek to augment the return on the Core Portfolio by investing in bank loans and other higher yielding securities, including dividend paying common equities and private investments. We designed these strategies to improve our investment return, and we are focused on opportunistic investing in areas where we believe our management, directors or employees have expertise or appropriate understanding of the risk and return of the investment.
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We generally focus on securities that provide some current income.
As a result of affiliated and third party reinsurance contracts, we have a significant asset base at JRG Reinsurance Company Ltd, which is domiciled in Bermuda and is not subject to U.S. corporate taxation. At December 31, 2020, 43.7% of our invested assets were held at JRG Re.
Our long term premium growth has allowed us to build our asset base. Cash and invested assets, excluding restricted cash equivalents, represents 4.1 times our tangible equity as of December 31, 2020.
A summary of our investment portfolio at December 31, 2020 is as follows:

	December 31, 2020
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Core	$1,804,344	$1,892,875	$1,892,875	2.39%	84.9%
Bank Loans	170,528	160,654	160,654	6.79%	7.2%
Incremental Yield	115,935	130,185	130,185	6.74%	5.8%
Private Investments			46,548	NA	2.1%
Total			2,230,262		100.0%
Less cash and cash equivalents in Core and Bank Loans			(33,204)
Total Invested Assets			$2,197,058
We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2020, the average duration of our investment portfolio was 3.8 years.
Core Portfolio
The Core Portfolio consists of cash, investment grade fixed income securities and a small dividend yield focused equity portfolio. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2020 and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at fair market value. We have over ten years of experience in investing in this asset class through a third-party manager.

Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and exchange traded funds. The average credit quality of the fixed income securities in this portfolio as of December 31, 2020 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase exchange traded funds. However, these purchases are generally used as an effective means to get access to a high yielding asset class.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2020, we held 10 private investments with a total carrying value of $46.5 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 2.1% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.
Our recent total returns on our portfolio are as follows:

	2018	2019	2020	Trailing 3 years Ended 2020
Core	0.73%	6.80%	5.74%	4.38%
Bank Loans	3.82%	3.56%	7.46%	4.93%
Incremental	0.42%	14.34%	5.64%	6.64%
Total	1.32%	6.87%	5.88%	4.54%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated fixed income securities or listed equities. Non-traditional investments held at December 31, 2020 and their respective percentage of our total invested assets at such date consist of syndicated bank loans (6.7%) and private investments (2.1%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $2,197.1 million as of December 31, 2020. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2020 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of 3.8 years at December 31, 2020. This compares to an average duration at December 31, 2019 of 3.3 years. Based on the current duration of 3.8 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio of approximately $83.0 million.
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
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by favorable rates as well as increases in policy count and exposures. However, the growth in the Excess and Surplus Lines segment in 2020 was impacted by the termination of our insurance contracts with Rasier effective December 31, 2019. The Rasier account generated $374.2 million of gross written premium in 2019 and $0 in 2020. Excluding Rasier, E&S gross written premium increased 27.5% from $548.2 million in 2019 to $699.1 million in 2020. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2018 through 2020.

	2020		2019		2018
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$699,143	(24.2)%	$922,320	40.5%	$656,538	23.8%
Specialty Admitted Insurance	408,691	5.4%	387,642	3.6%	374,346	18.3%
Casualty Reinsurance	149,166	(7.2)%	160,773	18.3%	135,889	(42.3)%
Total	$1,257,000	(14.5)%	$1,470,735	26.1%	$1,166,773	7.8%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. The recession in the United States from 2008 to 2010 was a significant driver of these soft market conditions.
Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. From 2006 to 2010, we reduced the gross written premiums in this business from $249.1 million to $116.1 million, or 53.4%. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2020, there will likely be periods in the future where our growth moderates, stagnates or turns negative. The market for most lines of commercial insurance, other than workers' compensation, are currently in a hardening phase.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's weighted average combined ratio for 2011 through 2020 is 90.1%.
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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $344.7 million of gross written premiums for fronting and program business for 2020 ($41.1 million on a net basis), and we expect our fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include ACE Westchester Specialty Group, AmRisc Insurance Company (Truist), Apollo Syndicate, Alleghany Corporation, Arrowhead General Insurance Agency, Inc., Ategrity Specialty Insurance Company, Axis Insurance Company (Axis Capital Holdings Limited), Beazley Group (Lloyd’s), Brit Insurance (Lloyd’s), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Fairfax Financial Holdings, Ltd., Hiscox Insurance Company (Lloyd’s), Houston Casualty Company (a subsidiary of Tokio Marine HCC), Kinsale Capital Group, Lexington Insurance Company (American International Group, Inc.), Markel Corporation, Navigators Insurance Company (Hartford), OneBeacon (Intact Financial Corporation), QBE Insurance Group Ltd., RLI Corp., E&S/Specialty (Nationwide Mutual Group), Starr Insurance Company (C.V. Starr & Company), Swiss Re Ltd, United Specialty Insurance Company, W.R. Berkley, and other large national and multi-national insurance carriers. In addition, in the last twelve months, there are several newly formed or repurposed start-up companies that are focusing on writing Excess and Surplus lines insurance and we expect will be competing with us for this business.
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. The majority of the competition for our workers’ compensation business comes from regional companies or regional subsidiaries of national carriers in the domiciles in which they operate. National carriers tend to compete for fronting and program accounts along all product lines. Competitors in our workers’ compensation business include Builders Mutual Insurance Company, Accident Fund Insurance Company of America, W. R. Berkley Corporation, American Interstate Insurance Company (AMERISAFE, Inc.), and Amtrust Group. Competition for our fronting business includes but is not limited to State National (now part of Markel), Argo Group, Clear Blue, Spinnaker, Trisura, Red Point, Equity Insurance Company, Worth Insurance, and Amtrust. In addition, in the last 12 months, there are several newly formed fronting companies that we expect will be competing with us for this business.
Casualty Reinsurance
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well-established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships. Competitors in this segment include AXA XL, Axis Re, MS Amlin, Odyssey Re, Sompo International Re, Swiss Re, Transatlantic Re, various Lloyd's syndicates, and other carriers that underwrite U.S. casualty reinsurance. In addition, in the last 12 months, there are several newly formed reinsurance companies that are planning on writing casualty reinsurance and we expect will be competing with us for this business.
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
It is not necessary that the insurance company be incorporated in Bermuda. A foreign corporation may obtain a permit under the Companies Act 1981 of Bermuda (the “Companies Act”) to carry on business in Bermuda and then be registered as an insurer in Bermuda under the Insurance Act.
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
Principal Representative and Principal Office
A Class 3A insurer and a Class 3B insurer are each required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of Carolina Re and JRG Re is located at Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. Carolina Re’s and JRG Re’s principal representative is Helen Gillis, the Chief Financial Officer of JRG Re and Carolina Re.
Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ prior notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative reaches the view that there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent, or on it coming to the knowledge of the principal representative, or the principal representative having reason to believe, that a reportable “event” has occurred. Examples of a reportable “event” include a failure by the insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations.
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
The MSM that must be maintained by a Class 3A insurer and a Class 3B insurer with respect to its general business is the greater of (i) $1,000,000, (ii) 20% of the first $6,000,000 of net premiums written (but if the net premiums written are in excess of $6,000,000, the figure is $1,200,000 plus 15% of net premiums written in excess of $6,000,000) or (iii) 15% of the aggregate of net loss and loss expense provisions and other insurance general business reserves or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year.
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
Policyholder Priority
    In the event of the liquidation or winding up of an insurer, policyholders’ liabilities receive prior payment ahead of general unsecured creditors. Subject to the prior payment of preferential debts under the Employment Act 2000 and the Companies Act, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract, excluding debts owed to an insurer under an insurance contract where the insurer is the person insured. Insurance contract is defined as any contract of insurance, capital redemption contract or a contract that has been recorded as insurance business in the financial statements of the insurer pursuant to the Insurance Accounts 1981 or the Insurance Account Rules 2016, as applicable.
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
Notification of Cyber Reporting Events
Every insurer is required to notify the BMA forthwith on the insurer becoming aware, or where the insurer has reason to believe, that a cyber reporting event (as described in the Insurance Reporting Act) has occurred. Within fourteen days of such notification, the insurer must also furnish the BMA with a written report setting out all the particulars of the cyber reporting event that are available to it.
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
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him, there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice, or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
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
Economic Substance
    Under the Economic Substance Act of 2018 (together with regulations promulgated thereunder, the "ESA"), each entity resident in Bermuda that carries on a "relevant activity" is required to comply with the economic substance requirements under the ESA, unless resident for tax purposes in a jurisdiction outside Bermuda that is not on the EU list of non-cooperative jurisdictions for tax purposes. Relevant activities include, inter alia, insurance and holding entity activities, as each is defined in the ESA.
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
    In relation to carrying on the relevant activity of insurance, compliance with the ESA also requires compliance with requirements in the Companies Act relating to corporate governance and the requirements of the Insurance Act and other instruments (including the code of conduct) made thereunder. The "Economic Substance Requirements for Bermuda Guidance Notes: General Principles" issued on December 24, 2019, as revised on September 18, 2020, provide that entities licensed under the Insurance Act are generally considered to operate in Bermuda with adequate substance, and the Registrar will have regard to such entity's compliance with the Insurance Act and the Companies Act in his assessment of compliance with economic substance requirements. However, insurers are still required to complete and file a declaration form, and the Registrar will also have regard to the information provided in the declaration form in making his assessment of compliance with economic substance requirements.
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
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper in addition to the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Where such persons apply, employers must complete a Recruitment Disclosure Form, within the Standard Work Permit Application Form, and provide a summary of all applicants, including their qualifications. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are other documents that are required prior to the Department of Immigration making its decision.
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or other chief officer post, the Minister of Labour allows an automatic waiver from the requirement to advertise the job and on occasion may waive the requirement to advertise for other senior executive positions.
If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of Labour to do this, but it must inform the Department of Immigration and pay the necessary fee after the change has occurred.
If an employer wishes to promote an employee currently on a work permit from his current job to another within the same business, the permission of the Minister of Labour must first be obtained. The employer will need to provide evidence of internal recruitment efforts and consideration of internal Bermudian/spouse of Bermudian candidates.
A temporary work permit can take up to 10 working days to process and a standard work permit takes four weeks to process.
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
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and filing requirements on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, Ohio, and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. These laws discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common shares.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2020, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $286.4 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Lousiana, Michigan, Mississippi, New Hampshire, New York, Ohio, South Carolina and Virginia. We continue to monitor whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Geographic Information
For each of the years ended December 31, 2020, 2019 and 2018, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2020, we had 683 employees located in the United States and Bermuda, all classified as full-time. Of that population, 59% were female and 41% were male. Among the 88% of our employees who chose to disclose their race and ethnicity, approximately 15% identified as Black or African American, 4% as Hispanic or Latino, 4% as Asian, 3% as two or more races, less than 1% as Native Hawaiian or other Pacific Islander, and less than 1% as American Indian or Alaska Native.
In 2020, we created a Diversity, Equity and Inclusion (DEI) committee to bring awareness and focus to DEI topics throughout the company and in the locations where we operate. The committee is both diverse and made of up employees from all segments, levels and office locations. The primary objectives of the committee are to increase awareness of diversity and inclusion, provide education opportunities to all employees, improve understanding of how diversity and inclusion affect our Company goals, and identify and address potential roadblocks to diversity and equity in hiring, promotion, physical environment and professional development.
We recognize the mutual benefits for our company and our employees to further their formal education and professional development. Our Employee Development and Education Assistance program provides financial assistance for courses, development programs and professional affiliations. Additionally, employees have access to an online learning management system that hosts courses and modules across a wide range of topics.
We offer a competitive benefits package that is designed to support the well-being of our employees. Our benefits include medical, dental and vision insurance, employer-paid life and disability plans, contributions to employee retirement accounts through a company match with immediate vesting as well as paid parental leave and adoption assistance.
The health and safety of our employees is our number one priority. In response to the global pandemic and spread of the COVID-19 virus, we made the decision to close all offices to non-essential staff and allow employees to work remotely. Safety measures and procedures have been implemented throughout our offices to help ensure that essential staff working in the office remain safe.
We value the opinions and diverse perspectives of our employees and utilize the feedback that we receive throughout the year to help develop many of our company programs, policies, and benefits. We conduct an annual engagement survey followed by voluntary focus group sessions to better assess how motivated and engaged our employees are to perform their best each day. In addition to the formal engagement survey, we collect valuable input through our Employee Suggestion Program where employees may express their feedback regarding any aspect of their employment with our company. In late 2020, we also conducted a group-wide DEI survey which was conducted by a third party, for which the objective was to understand the current state of our group in this regard, as well as to help frame objectives and training for our DEI initiative.
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
Summary
Risks Related to Our Business and Industry
•Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•Our risk management is based on estimates and judgments that are subject to significant uncertainties.
•If we are unable to retain key management and employees or recruit other qualified personnel, we may be materially adversely affected.
•Adverse economic factors could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
•A decline in our financial strength rating may result in a reduction of new or renewal business.
•We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us.
•Brokers or agents that produce our business may not forward premiums to us that they collect from our policyholders, and as a result, we may not receive compensation for coverage set forth in the underlying policy.
•We rely on a select group of customers for a significant portion of our business, and the loss or termination of our relationship with any such customers, or a material reduction in their business, could materially adversely affect our rate of growth, results of operations and financial condition.
•We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
•We have primary liability on our insurance policies for losses, even if reinsurance counterparties or insurance companies with which we have a fronting arrangement fail to make any contractually obligated payments with respect to such loss, or if we do not receive indemnification payments pursuant to an arrangement we have with a former customer.
•If we are unable to underwrite risks accurately and charge and collect competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected.
•The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could result in higher than anticipated losses.
•We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events, the occurrence of which could result in an increase in the number or value of claims and could exceed the amount of reinsurance we purchased to protect us from such claims.
•The global coronavirus outbreak could harm business and results of operations of the Company.
•The effect of emerging claim and coverage issues on our business is uncertain, and may result in coverage of risks that we did not factor in our policy prices.
•Our investment portfolio is subject to significant market and credit risks, which could result in a material adverse impact on our financial condition or results of operations.
•We are subject to extensive regulation, and the cost of compliance with such regulation or new regulation, or the results of non-compliance, may materially adversely affect our ability to achieve our business objectives and additionally may materially adversely affect our financial condition and results of operations.
•We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, the result of which may be to cause us to misprice our polices.
•Agents may exceed their authority or commit fraud when binding policies on our behalf, causing us to make underwriting decisions on inadequate or inaccurate information.
•Our reinsurance business is subject to loss settlements made by ceding companies and fronting carriers that are binding upon us, which could materially adversely affect our performance.
•We could be forced to sell investments to meet our liquidity requirements, causing us to incur losses on the investments.
•We may require additional capital in the future, which may not be available or available only on unfavorable terms.
•We may not be able to compete effectively against larger or more well-established business rivals.
•If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

•If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
•If California, North Carolina, Ohio, or Virginia significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
•Our use of third-party claims administrators in certain lines of business may achieve less desirable results which could cause us to incur higher losses and loss adjustment expenses.

Risks Related to Taxation
•There is continued uncertainty regarding the interpretation of certain provisions of the 2017 Tax Act and regulations promulgated with respect thereto, which provisions may have a significant impact on the Company and/or persons who own our shares.
•The Company, JRG Re and James River Group Holdings UK Limited may be subject to U.S. federal income taxation and our non-U.K. companies may be subject to U.K. taxation, which may have a material adverse effect on our operating results.
•Persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares, non-corporate persons who own our shares may not qualify for the reduced tax rate for qualified dividend income on the dividends paid by us in the future, and tax-exempt organizations who own our shares may recognize unrelated business taxable income.
•Changes in U.S. tax laws, which may be retroactive, could have a significant impact on the Company and/or persons who own our shares.

Risks Related to Ownership of Our Common Shares
•Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty, reducing the amount of funds that would be available for the payment of dividends.
•Our bye-laws and provisions of Bermuda law may impede or discourage a change of control transaction, which could deprive our investors of the opportunity to receive a premium for their shares.
•Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our shares.
•There are regulatory limitations on the ownership and transfer of our common shares.

General Risk Factors
•We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations.
•Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.
•Litigation and legal proceedings against us or our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.
•We cannot assure you that we will declare or pay dividends on our common shares in the future.

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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in 2020 we experienced $92.2 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2018 and prior accident years for the commercial auto business in our Excess and Surplus Lines segment, and in 2019, we experienced $69.0 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2016 and 2017 accident years for the commercial audit business in our Excess and Surplus lines business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2020.
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
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation arrangements to our key management or employees to incentivize them to leave our Company, or alternatively, to make it more difficult for us to hire such persons. Although we have employment agreements with all of members of our senior management team, we do not have employment agreements with our senior underwriters or claims personnel. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in California, New York, Florida, and Texas, (ii) the individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Georgia, Virginia, Missouri, South Carolina and Tennessee, and (iii) the fronting and program business of the Specialty Admitted Insurance segment in California, Michigan, North Carolina, New York, Texas, Georgia, and Pennsylvania. Any economic downturn in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.

A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of “A” (Excellent), which is the third highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National, Stonewood Insurance, JRG Re and Carolina Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:
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
In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance or reinsurance contracts. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and there can be no assurance that such relationships will continue, or if they do continue, that the relationship will be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2020:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $452.2 million in gross written premiums, or 64.7% of that segment’s gross written premiums for the year;
•    the Specialty Admitted Insurance segment conducted business with two agencies that produced $171.9 million in gross written premiums, representing 42.1% of that segment’s gross written premiums for the year; and
•    the Casualty Reinsurance segment conducted business with three brokers that generated $113.1 million of gross written premiums, or 75.8% of that segment’s gross written premiums for the year.
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
Our largest customer, Atlas General Insurance Services, accounted for approximately $125.5 million of our gross written premium in 2020, representing 10.0% of our gross written premiums in 2020. No other insured generated 10.0% or more of consolidated gross written premiums for 2020.
Our largest customer in 2019 was Rasier, which accounted for approximately $374.2 million, or 25.4%, of our gross written premium in 2019. On October 8, 2019, we delivered a notice of early cancellation, effective December 31, 2019, of all insurance policies issued to Rasier. The termination of our business with Rasier, or the loss of any other significant customers, or a significant reduction in the amount of business that we conduct with any of our significant customers, could have a material adverse effect on our results of operations.
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
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our objective to grow our fee-based fronting business. As a result, our ability to manage volatility and avoid significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Business Segments—Purchase of Reinsurance.”
We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with a former customer.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2020, reinsurance recoverables on unpaid losses from our three largest reinsurers was $385.3 million in the aggregate and represented 47.8% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2020 was $128.3 million in the aggregate, or 52.7% of the total balance of prepaid reinsurance premiums. At December 31, 2020, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. See also “Item 1. Business— Business Segments— Purchase of Reinsurance.”
Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance and in situations where we do obtain collateral for the obligations of the other insurance entity, it is possible that the collateral could be insufficient to cover all claims, either as a result of a decline in the value of the collateral, an increase in the obligations being collateralized, or a failure of management to monitor the adequacy of the collateral held. In that event, we would be contractually entitled to recovery from the entity for which we are fronting, but it is possible that, for any of a variety of reasons, the other party could default in its obligations. See also “Item 1. Business— Business Segments—Specialty Admitted Insurance Segment—Fronting & Program Business.”
We are exposed to credit risk relating to a set of insurance contracts previously issued to Rasier, under which the Company pays losses and loss adjustment expenses on the contracts. Rasier is contractually obligated to reimburse us for the losses and loss adjustment expenses paid on their behalf pursuant to indemnification agreements with it. This reimbursement obligation is supported by collateral posted for our benefit in a trust account from time to time and may be held in the trust account or withdrawn and held on our balance sheet. If Rasier fails to reimburse us, and the collateral posted for our benefit to support their reimbursement obligations is insufficient, our financial condition and results of operations could be materially adversely affected. See also "Item 1. Business— Business Segments— Purchase of Reinsurance — Amounts Recoverable from an Indemnifying Party."
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn from the trust account the collateral posted and are holding the funds on our balance sheet as restricted cash equivalents pending application in accordance with the trust agreement and the indemnification agreements. In addition, while the funds withdrawn from the trust account are held by us on our balance sheet as restricted cash equivalents, we are including the interest earned on the funds in our investment income on our consolidated statement of income. The cash equivalent collateral had a balance of approximately $859.9 million as of December 31, 2020.
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
If we are unable to underwrite risks accurately and charge and collect competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected.
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
In addition to charging profitable rates on the insurance policies we issue, we also must be able to collect the premiums, deductibles, and self-insured retentions that our insureds agreed to pay at the inception of their policies. The inability or refusal of our insureds to pay the amounts owed by them pursuant to their policies undermines our goal of underwriting risk accurately and charging competitive yet profitable rates, and could adversely affect our results of operations and our profitability.
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
The incidence and severity of catastrophes, terrorist acts, are inherently unpredictable. The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Claims from catastrophic events could exceed our amount of reinsurance purchased to protect us from such events, reduce our earnings and cash flows, cause volatility in our results of operations and cash flows for any fiscal period or materially impact our financial condition.
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
The global coronavirus outbreak could harm business and results of operations of the Company.
In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The coronavirus has spread throughout the United States, including states in which the Company operates. In response, many governments, including Bermuda, the state and local governments of the States of Virginia and North Carolina, and governments in many other states in which our policyholders are located, instituted emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. Many states have extended the expiration date of restrictions and some states that eased restrictions subsequently re-imposed them as the spread of COVID-19 worsened. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect and severity of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects caused by it.
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
The uncertainty of the extent of the economic impact of COVID-19 caused severe volatility in global financial markets in the first quarter of 2020. As a result of this volatility, the Company experienced net realized and unrealized losses on investments in its senior secured bank loan portfolio and its equity portfolio in the first and second quarter of 2020. While the investment markets meaningfully recovered since March 31, 2020, further disruptions in global financial markets could result in additional net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. Moreover, the Federal Reserve took action to lower the Federal Funds rate, which, along with other factors, placed pressure on net investment income by causing the yields on many of the types of investments that we make to decline. See also the risk factor “Our investment portfolio is subject to significant market and credit risks, which could result in a material adverse impact on our financial condition or results of operations”.
The outbreak has resulted in authorities implementing numerous measures in an attempt to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and, even if they are lifted, may be reinstated if conditions deteriorate. These measures and the uncertainty they create may adversely affect the business, operations and financial condition of our policyholders and business partners and therefore our business, operations and financial condition. For example, the decreased economic and other activity made it more difficult to set and maintain case and IBNR reserves in 2020, as medical procedures were delayed and case loss information on many lines of business went unreported until late in the year, which contributed to the adverse reserve development we experienced for the year ended December 31, 2020. In addition, the Company may be materially affected by a downturn in the economic well-being of policyholders and business partners and the economy in general in numerous ways, including without limitation as follows:

•Collection of premiums, deductibles or self-insured retentions from our policyholders and reinsurance recoverables from our reinsurers may become increasingly difficult.

•A material portion of the Company’s premiums are calculated based on policyholder payroll costs or revenues, and therefore such premiums will decrease, perhaps materially so, to the extent that policyholders reduce staffing levels or suffer declines in revenue. Premium production by Atlas General Insurance Services, our largest program partner in our Specialty Admitted segment, was negatively impacted in part by the COVID-19 pandemic, which caused a decline in the California economy and consequently lower exposures for this workers' compensation relationship.

•Declines in certain sectors of the economy may have an especially negative impact on the Company due to the concentration of premiums written in such sectors. For example, a material portion of the Company’s direct written premiums are related in various ways to construction. A decline in construction activity or employment would have a material adverse effect on the Company’s premium volume. In addition, we experienced decreases in direct written premiums for certain auto lines of business. While we don't consider these decreased premium volumes to be material to our 2020 results of operations, they could become material over time as the pandemic persists.

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
A reduction in premium volume would increase the Company’s expense ratio and, combined with an increase in losses and loss adjustment expenses, would negatively affect the ability of the Company to earn an underwriting profit. See also “Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability” risk factor herein.
Efforts of lawmakers at the federal and state level to address the effects of COVID-19 on businesses may have an adverse effect on the financial condition and results of operations of the Company. At the federal and state level, there have been proposals by lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. The Company has received both business interruption and workers' compensation claims related to COVID-19, and we expect that we will continue to receive claims related to COVID-19. If the efforts of lawmakers to effectively expand coverage under business interruption, workers' compensation and other policies on a retroactive basis are successful and enforceable, the Company may be forced to pay claims under policies for which it received inadequate premiums to cover such risks, and therefore the Company’s reserves may be inadequate to pay such claims. At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. While most of these requirements have expired, insurance departments could reinstate them as conditions deteriorate and/or the negative impact of the pandemic on policyholders persists. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments. Some state regulators have issued orders requiring insurers to issue premium refunds or credits, and regulators in other states could take similar action. It is not yet clear the extent of impact on the Company these new regulations will have or what other actions may be taken by government bodies, both legislative and regulatory, in reaction to COVID-19. See also the risk factors under the headings “The effect of emerging claim and coverage issues on our business is uncertain” and “If we are unable to underwrite risks accurately and charge and collect competitive yet profitable rates to our policyholders, our business, financial condition and results of operations will be materially adversely affected”.
The spread of the virus has caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that might become detrimental to the operation of our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and policyholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. A return to work in the office environment could result in an outbreak of COVID-19 illness affecting a large number of the Company's employees and/or require a large number of employees to quarantine. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers or service providers are unable to continue to work because of illness from COVID-19, government directives, loss of childcare or eldercare resulting from the closure of schools and/or child or senior care facilities, or otherwise. See also “We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations” risk factor herein.
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
We hold investments in bank loans (6.7% of the carrying value of our invested assets as of December 31, 2020). Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. In the first quarter of 2020, market volatility that occurred in response to the onset of COVID-19 in the United States caused us to incur $43.9 million in unrealized losses in our bank loan portfolio. While loan prices meaningfully recovered in the second, third, and fourth quarters of 2020, we sold 40% of our bank loan portfolio (as measured by par value) to mitigate the risk of further volatility in this portfolio and as a result incurred $9.4 million of realized losses in the second quarter of 2020. As of December 31, 2020, the fair value of our investments in bank loans was $147.6 million.
As of December 31, 2020, we held equity investments of $30.1 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an entity for which two recent former directors serve as officers. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $16.4 million at December 31, 2020. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through application of our investment policy, which establishes investment parameters that include (but are not limited to) maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within guidelines established by the NAIC, BMA and various state insurance departments, as applicable.
A portion of the invested assets on our balance sheet constitutes collateral withdrawn from a trust account established by Rasier in support of its reimbursement obligations under an indemnification arrangement we have with them. Rasier has notified us that it believes the withdrawal of the collateral was improper. We believe that all of our actions have been consistent with the terms of our agreements. However, in the event it were to be ultimately adjudicated that our withdrawal was not proper, or that we are not entitled to retain interest on the collateral, or both, we could be required to return the collateral to the trust account (where it would continue to be held as collateral for our benefit), or we could no longer be able to retain, and could be obligated to return, the investment income on the funds, or we could be required to both return the collateral and return investment income. See also "We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with a former customer" risk factor herein.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. To date, the following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, New York, Ohio, South Carolina and Virginia. It is not yet known whether, and to what extent, other state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, the California Consumer Privacy Act of 2018 (the "CCPA") went into force on January 1, 2020. The CCPA requires that companies subject to its jurisdictional reach provide specific disclosures regarding privacy practices and give Californians the ability to ask for access to or the deletion of their personal information. It also limits the ability of a company to sell data about California residents. Regulations implementing the CCPA went into effect in 2020, and other states may pass similar legislation. The CCPA may impose compliance costs, and ambiguities surrounding the CCPA increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. See also “Item 1. Business—Regulation—U.S. Insurance Regulation—State Regulation.”
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
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
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
We may have exposure to losses from terrorism for which we are required by law to provide coverage.
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
Our future capital requirements depend on many factors, including our ability to write new and renewal business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite depends largely upon the expected quality of our claims paying process and our perceived financial strength as estimated by potential insureds, brokers, other intermediaries, independent rating agencies, and our regulators. To the extent that our existing capital is insufficient to fund our future operating requirements, cover claim losses, satisfy ratings agencies in order to maintain a satisfactory rating, or meet the capital requirements of our regulators in order to maintain our insurance licenses, we may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:
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
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See also “Item 1. Business—Competition.”
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
Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" or elsewhere in this Annual Report.
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
    The Tax Act, enacted on December 22, 2017, introduced significant changes to the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act contained many provisions that impact us and our shareholders, including provisions that impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules, and make it more difficult for a foreign insurance company to avoid being treated as a passive foreign investment company (“PFIC”).
There is continued uncertainty regarding how these and other provisions of the Tax Act will be interpreted, although guidance in proposed and final forms has been released with respect to certain provisions of the Tax Act, including certain BEAT and PFIC provisions, that may impact the Company. The ultimate impact of the Tax Act may differ from the Company’s description below due to changes in interpretations, as well as additional regulatory guidance that may be issued. Given the complexity of the Tax Act, you are strongly encouraged to consult your own tax advisor regarding its potential impact on the U.S. federal income tax consequences to you considering your particular circumstances.
Base Erosion and Anti-Abuse Tax. The Tax Act’s BEAT provision imposes a minimum tax on “applicable taxpayers,” which are generally corporations that are part of a group with at least $500 million of applicable annual gross receipts and that make certain payments to related foreign persons, including payments that are deductible for U.S. tax purposes, payments to purchase depreciable or amortizable property, and reinsurance payments. BEAT subjects the “modified taxable income” of an applicable taxpayer to tax at a rate of 10% in 2020-2025, and 12.5% in 2026 and thereafter. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain "base erosion payments" to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. BEAT applies to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits).
The U.S. Internal Revenue Service (the “IRS”) and U.S. Department of the Treasury released final regulations regarding BEAT in December 2019 and October 2020, which provide guidance related to the mechanics of determining, among other things, the classification as an “applicable taxpayer,” a taxpayer’s “base erosion payments,” and a taxpayer’s “modified taxable income,” as well as the application of those concepts in context of certain arrangements between domestic reinsurance companies and foreign related insurance companies. We have analyzed the regulations and have concluded that we will be subject to additional tax if regular U.S. income tax does not exceed a minimum amount. In response to the Tax Act, we made changes to our structure in 2018 to minimize the impact of BEAT. The applicability of BEAT depends on a number of factors and the extent to which we may be subject to BEAT in future periods as a result of changes in interpretations, as well as additional regulatory guidance that may be issued, is currently unknown.
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
The PFIC rules include provisions intended to provide an exception for qualifying insurance corporations (“QIC”) engaged in the active conduct of an insurance business. Generally, a QIC is a company (i) that would be subject to tax under special provisions related to insurance companies if the company was a U.S. entity, and (ii) the applicable insurance liabilities of which constitute more than 25% of its total assets as reported on the company’s applicable financial statement. On December 4, 2020, the IRS and U.S. Department of the Treasury released final regulations and proposed regulations that provide guidance regarding the PFIC rules and the QIC exception. More specifically, the complex regulations provide, among other things, clarity on the application of "applicable insurance liabilities" and the "applicable financial statement," as well as the requirements to be engaged in the “active conduct” of an insurance business. The IRS has requested comments on several aspects of the proposed regulations, which are not effective until adopted in final form. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations.
    We believe that we are not and have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. Our belief that we are not and have not been a PFIC is based, in part, on the fact that we believe that we are a QIC engaged in the active conduct of an insurance business. We are continuing to monitor the final regulations, but do not currently expect them to have a material impact on the Company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. As a result, we cannot assure you that we, or one of our subsidiaries, will not be deemed a PFIC by the IRS. If we, or one of our subsidiaries, were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
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
Under these rules, if a foreign corporation is a CFC, each U.S. 10% Shareholder who owns directly or indirectly shares of the CFC on the last day of the CFC’s taxable year must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. Subpart F income typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). In general (subject to the special rules applicable to “related person insurance income” described below), for purposes of taking into account insurance income, a foreign insurance company will be treated as a CFC if U.S. 10% Shareholders collectively own more than 25% of the voting power or value of the company’s shares at any point during any year. As discussed above, we cannot assure you that we are not and will not become a CFC. If you are a U.S. person, we strongly urge you to consult your own tax advisor concerning the CFC rules.
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
The FATCA provisions of the Code generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) (“withholdable payments”) and (ii) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). Under proposed regulations promulgated by the U.S. Department of the Treasury, on which taxpayers may rely until final regulations are issued, withholdable payments do not include gross proceeds from the sale or other disposition of property that can produce U.S. source interest or dividends. As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules were phased in beginning July 1, 2014, with withholding on foreign passthru payments made by FFIs taking effect after the date of publication of final regulations defining the term foreign passthru payment.
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
The Tax Act, other tax laws and interpretations thereof, including with respect to whether a company is engaged in a U.S. trade or business, is a CFC, has related party insurance income, is a PFIC, or is subject to BEAT, are subject to change, possibly on a retroactive basis. There are currently only proposed regulations regarding the RPII Test. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS or the U.S. Department of the Treasury. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
If reinsurance premiums paid by our U.S. subsidiaries to our non-U.S. subsidiaries do not reflect arm’s-length terms, the IRS could seek to recharacterize the payments in a way that is unfavorable to us.
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. We have in place intercompany loans from our U.S. subsidiaries to our parent company and have intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions are appropriate and reflect arm’s-length arrangements and are consistent with all applicable rules and regulations. However, if the U.S. Department of the Treasury or the IRS reviews our intercompany agreements and successfully asserts, under Section 482 or 845 of the Code, that the terms do not reflect arm’s-length transactions, we may owe additional tax.
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
We intend to operate in such a manner so that none of our companies other than our intermediate holding company incorporated in the United Kingdom, James River UK, should be resident in the U.K. for tax purposes or have a permanent establishment in the U.K. Accordingly, we expect that none of our companies other than James River UK should be subject to U.K. taxation. However, since applicable law and regulations do not conclusively define the activities that constitute conducting business in the U.K. through a permanent establishment, the U.K. HM Revenue & Customs might contend successfully that one or more of our other companies is conducting business in the U.K. through a permanent establishment in the U.K., and therefore such entities could become subject to U.K. taxation.
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
•    Adverse regulatory or rating agency action;
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
Our bye-laws provide that members of our board of directors (other than those who are our officers, managers or employees) and their affiliates do not have any duty to (i) communicate or present to the Company any investment or business opportunity or prospective transaction or arrangement in which the Company may have any interest or expectancy or (ii) refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our bye-laws will not restrict our non-employee directors, or their affiliates from acquiring and holding interests in businesses that compete directly or indirectly with us. Our non-employee directors and their affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if we are unable to pursue attractive corporate opportunities because they are allocated by our non-employee directors to themselves or their affiliates instead of being presented to us.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake National and James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In Virginia, the domiciliary state of James River Casualty, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business—Regulation—U.S. Insurance Regulation—State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
Carolina Re and JRG Re, which are domiciled in Bermuda, are registered as a Class 3A and Class 3B, respectively, insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that Carolina Re and JRG Re are required to maintain a combined minimum statutory solvency margin of approximately $172.9 million as of December 31, 2020. See “Item 1. Business—Regulation—Bermuda Insurance Regulation—Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3A and a Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3A or Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, Carolina Re, as a Class 3A insurer, and JRG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Item 1. Business— Regulation—Bermuda Insurance Regulation—Restrictions on Dividends and Distributions” for more information.
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
The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about our business. If one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price or trading volume to decline.
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
•    there are advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings; and
•    under Bermuda law, for so long as JRG Re and Carolina Re are registered under the Insurance Act, the BMA may object to a person holding more than 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder (See “ There are regulatory limitations on the ownership and transfer of our common shares.” risk factor herein).
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
General Risk Factors
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we seek to protect our intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful.
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third party intellectual property rights, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work-around. Any of these scenarios could have a material effect on our business or results of operations.
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
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ or reinsured’s confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsured’s or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. While we make efforts to maintain the security and integrity of our information technology networks and related systems, and we have implemented various measures and an incident response protocol to manage the risk of, or respond to, a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, our results of operations could be materially adversely affected if one of our business partners, such as brokers, general agents or third party claims administrators, experiences disruptions to their operating systems and/or a cybersecurity breach, as such disruption or breach could reduce submission flow, policy issuance, claims settlement, and/or make us more vulnerable to a cybersecurity breach ourselves. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
We intend to continue to grow our business, may attempt to enter new business lines, and may also face changes from market, legal or regulatory developments. Such growth, new business lines, and changes could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand and maintain our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth and other changes effectively could have a material adverse effect on our business, financial condition and results of operations.
Litigation and legal proceedings against us or our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations.
We or our subsidiaries are or may be named as defendants in various legal actions, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business. We believe that the outcome of presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.
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
The declaration, payment and amount of dividends is subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See also “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities - Dividends.” We cannot assure you that we will continue to pay dividends in the future, or that the amount of any such dividend will not decline from prior dividends we have paid.
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
Item 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 25, 2021, there were 8 holders of record of our common shares.
Dividends
We paid dividends of  $0.30 per share in each quarter of 2020, 2019, 2018 and 2017. We also paid a special dividend of  $0.50 per share in the fourth quarter of 2017.
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
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and a selected peer group of six companies that includes Amerisafe Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, RLI Corp and W. R. Berkley Corp. The companies in the peer group are weighted by market capitalization. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2015 through December 31, 2020. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index, and a Peer Group

$200
$150
$100
12/15
12/16
12/17
12/18
12/19
12/20

Copyright© 2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
James River Group Holdings, Ltd.	100.00	131.53	132.15	124.54	144.32	177.09
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	111.59	129.22	130.39	162.62	163.55
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
Not applicable.

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
Overview
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital.
For the year ended December 31, 2020, approximately 70.2% of our group-wide gross written premiums originated from the U.S. E&S lines market including business assumed by our Casualty Reinsurance segment. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2020, we derived 97.0% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2020, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $24,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 55.6% of our gross written premiums and 69.6% of our net written premiums for the year ended December 31, 2020.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for building trades, healthcare employees, light manufacturing and other light-to-medium hazard risks in select U.S. states and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 32.5% of our gross written premiums and 9.2% of our net written premiums for the year ended December 31, 2020.
The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements, which allow the ceding company to capture a greater percentage of the profits should the business prove more profitable than expected, or alternatively, with additional premiums should the business incur higher than expected losses. We believe these structures best align our interests with the interests of our cedents. On a net premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 68.3% of the net premiums written by our Casualty Reinsurance segment during 2020. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We believe this structure reduces volatility in our underwriting results. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 72.1% of gross premiums written by our

Casualty Reinsurance segment during 2020 were general liability accounts. The Casualty Reinsurance segment distributes through reinsurance brokers. The Casualty Reinsurance segment produced 11.9% of our gross written premiums and 21.2% of our net written premiums for the year ended December 31, 2020.
The Casualty Reinsurance segment writes third party business through one entity, JRG Re. Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re, a Bermuda-domiciled, wholly-owned subsidiary of James River Group, Inc. Carolina Re is a Class 3A reinsurer that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re. Business in the Casualty Reinsurance segment is ceded under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2020, 43.7% of our invested assets were held at JRG Re, which benefits from a favorable operating environment, including an absence of corporate income or investment taxes.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
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

The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2020 was $2,192.1 million. Of this amount, 58.7% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2020
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$534,469	$741,585	$1,276,054	58.1%
Specialty Admitted Insurance	243,694	356,615	600,309	59.4%
Casualty Reinsurance	127,624	188,093	315,717	59.6%
Total	$905,787	$1,286,293	$2,192,080	58.7%
The Company’s net reserve for losses and loss adjustment expenses prior to the $335,000 allowance for credit losses on reinsurance recoverables at December 31, 2020 was $1,386.1 million. Of this amount, 55.3% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2020
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$455,817	$527,537	$983,354	53.6%
Specialty Admitted Insurance	38,420	56,473	94,893	59.5%
Casualty Reinsurance	125,506	182,308	307,814	59.2%
Total	$619,743	$766,318	$1,386,061	55.3%
Our Reserve Committees consist of our Chief Actuary, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers and chief actuaries of each of our three insurance segments are also members of the Reserve Committee for their respective segments. The Reserve Committees meet quarterly to review the actuarial recommendations made by each chief actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet. The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto underwriting division in the Excess and Surplus Lines segment.
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
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2020. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.

Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,268,038	$1,379,613	$1,386,061	$1,585,399
Changes in reserves	(118,023)	(6,448)	—	199,338
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $199.3 million, reduce after-tax net income by $169.4 million, reduce shareholders’ equity by $169.4 million and reduce shareholders’ tangible equity by $169.4 million, in each case at or for the period ended December 31, 2020.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $118.0 million, increase after-tax net income by $101.6 million, increase shareholders’ equity by $101.6 million, and increase tangible equity by $101.6 million, in each case at or for the year ended December 31, 2020. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee often selects an amount that is different from the actuarial recommendation due to the inherent variation associated with our reserve estimates and the possibility that there are unforeseen or incorrectly valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2020, 53.6% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2020 would equate to a $38.3 million change in the reserve for losses and loss adjustment expenses at such date, a $33.8 million change in after-tax net income, a 4.2% change in shareholders’ equity and a 5.8% change in tangible equity, in each case at or for the year ended December 31, 2020.
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
$92.2 million of adverse development was experienced in 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This adverse reserve development included $59.4 million of adverse development in the Excess and Surplus Lines segment, including $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior accident years with Rasier. Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company's growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019. The adverse development for commercial auto was partially offset by $32.0 million of favorable development in other Excess and Surplus Lines underwriting divisions that was primarily related to the 2018 and 2019 accident years. Favorable reserve development in the Specialty Admitted Insurance segment was $5.0 million as losses on our workers’ compensation business written prior to 2019 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $37.8 million of adverse development on prior accident years primarily in accident years 2014 through 2018. This adverse development was mainly in the general liability and commercial auto lines of business.
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
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. Fixed maturity securities purchased for short-term resale are classified as “trading” and are carried at fair value with unrealized gains and losses included in earnings as a component of investment income. At December 31, 2020, we do not have any securities classified as “held-to-maturity” or “trading.”
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. Management concluded that $8.3 million of unrealized losses were due to credit-related impairments for the year ended December 31, 2020.
Prior to the election of the fair value option on January 1, 2020, bank loan participations were generally stated at their outstanding unpaid principal balances net of unamortized premiums or discounts and net of any allowance for credit losses. The allowance for credit losses was maintained at a level considered adequate to absorb estimated probable credit losses. At December 31, 2019, the aggregate allowance for credit losses was $7.2 million on seven impaired loans with a total carrying value of $6.9 million and unpaid principal of $14.3 million. Management concluded that none of the loans in the Company's bank loan portfolio were impaired as of December 31, 2018.
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
The fair values of fixed maturity securities and equity securities have been determined using fair value prices provided by our investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques.
The fair values of cash and cash equivalents, restricted cash equivalents (excluding those invested in funds with floating net asset values), and short-term investments approximate their carrying values due to their short-term maturity.
In the determination of the fair value for bank loan participations and certain high yield bonds, the Company endeavors to obtain data from multiple external pricing sources. External pricing sources may include brokers, dealers, and price data vendors that provide a composite price based on prices from multiple dealers. Such external pricing sources typically provide valuations for normal institutional size trading units of such securities using methods based on market transactions for comparable securities, and various relationships between securities, as generally recognized by institutional dealers. For investments in which the Company determines that only one external pricing source is appropriate or if only one external price is available, the investment is generally recorded based on such price.
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2020 or 2019.
We review fair value prices provided by our outside investment accounting service provider or our investment managers for reasonableness by comparing the fair values provided to those provided by our investment custodian. We conduct corroborative price testing comparing prices utilized for each security to those from an alternate reputable pricing service. We also review and monitor changes in fair values and unrealized gains and losses. We obtain an understanding of the methods, models, and inputs used by our investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. Our control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment accounting services provider and investment managers that obtain fair values from independent pricing services.
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
Reinsurance premium estimates are reviewed by management periodically. Any adjustment to these estimates is recorded in the period in which it becomes known. The impact of any premium adjustments on net income is offset by corresponding changes to related policy acquisition costs and losses and loss adjustment expenses. For the years ended December 31, 2020, 2019, and 2018, these adjustments were immaterial.
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
Impact of the COVID-19 Pandemic
The Company is continually monitoring the impact that the outbreak of the coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations. The Company closed its offices except for certain essential functions, and directed its employees to work from their homes or other locations where they could ‘shelter in place’. The Company’s investment portfolio was impacted by the volatility in the global financial markets during the first quarter of 2020 as discussed in “-Results of Operations-Investing Results” in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on April 30, 2020, however, investment markets recovered substantially in the second, third, and fourth quarters, leading to net unrealized gains in our investment portfolio for those quarters. While COVID-19 has adversely affected premium volume and/or been the source of claims in some lines of business (such as auto and workers' compensation), to date it has not caused a decline in gross written premiums or a material increase in total claims for the Company as a whole. However, the decreased economic and other activity caused by the coronavirus pandemic made it more difficult to set and maintain case and IBNR reserves in 2020, as medical procedures were delayed and case loss information on many lines of business went unreported until late in the year, which contributed to the adverse development we experienced for the year ended December 31, 2020. In addition, we are closely monitoring a number of risks that COVID-19 poses to the Company’s financial condition and results of operations. For a description of these risks, see “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table summarizes our results for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Gross written premiums	$1,257,000	$1,470,735	(14.5)%
Net retention(1)	51.5%	60.9%
Net written premiums	$647,774	$896,150	(27.7)%
Net earned premiums	$606,806	$823,746	(26.3)%
Losses and loss adjustment expenses	(478,545)	(672,102)	(28.8)%
Other operating expenses	(162,106)	(161,399)	0.4%
Underwriting loss (2), (3)	(33,845)	(9,755)	247.0%
Net investment income	73,368	75,652	(3.0)%
Net realized and unrealized investment losses	(16,030)	(2,919)	449.2%
Other (expenses) income	(985)	82	—%
Interest expense	(10,033)	(10,596)	(5.3)%
Amortization of intangible assets	(538)	(597)	(9.9)%
Income before taxes	11,937	51,867	(77.0)%
Income tax expense	7,113	13,528	(47.4)%
Net income	$4,824	$38,339	(87.4)%
Adjusted net operating income (4)	$21,218	$42,934	(50.6)%
Ratios:
Loss ratio	78.9%	81.6%
Expense ratio	26.7%	19.6%
Combined ratio	105.6%	101.2%

(1)    Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)    Underwriting loss is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(3)    Underwriting loss includes gross fee income of $20.9 million and $24.9 million for the years ended December 31, 2020 and 2019, respectively.
(4)    Adjusted net operating income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net income and for additional information.
Underwriting losses of $33.8 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively, reflect net adverse reserve development of $92.2 million and $69.0 million in the respective years, including $59.4 million and $51.2 million, respectively, of net adverse reserve development from the Excess and Surplus Lines segment and $37.8 million and $23.1 million, respectively, of net adverse reserve development from the Casualty Reinsurance segment. This adverse reserve development included $91.4 million and $57.4 million, respectively, of adverse development in the commercial auto line of business in the Excess and Surplus Lines segment that was primarily related to Rasier. Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company’s growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019.

The results for the years ended December 31, 2020 and 2019 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•    Net realized and unrealized investment losses of $16.0 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively, which included net unrealized gains of $1.1 million and $6.3 million related to changes in unrealized gains and losses in the respective years for equity securities and bank loan participations (pursuant to fair value option election effective January 1, 2020). See “- Investing Results" for more information on these realized and unrealized investment losses.
•    Employee severance expenses of $2.0 million and $1.1 million in the respective years. The 2020 expense primarily reflects reductions in claims personnel following the cancellation of Rasier.
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
Our income before taxes and net income for the years ended December 31, 2020 and 2019 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2020		2019
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$11,937	$4,824	$51,867	$38,339
Net realized and unrealized losses on investments	16,030	14,840	2,919	3,761
Other expenses	1,967	1,554	1,055	834
Adjusted net operating income	$29,934	$21,218	$55,841	$42,934
Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2020 was 105.6%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2020, the combined ratio included $92.2 million, or 15.2 percentage points, of net adverse reserve development on prior accident years, including $59.4 million of net adverse reserve development from the Excess and Surplus Lines segment, $5.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $37.8 million of net adverse reserve development from the Casualty Reinsurance segment.
Our combined ratio for the year ended December 31, 2019 was 101.2%. It included $69.0 million, or 8.4 percentage points, of net adverse reserve development on prior accident years, including $51.2 million of net adverse reserve development from the Excess and Surplus Lines segment, $5.3 million of net favorable development from the Specialty Admitted Insurance segment, and $23.1 million of net adverse reserve development from the Casualty Reinsurance segment.
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

Expense Ratios
Our expense ratio was 26.7% and 19.6% for the years ended December 31, 2020 and 2019, respectively. The increase reflects the termination of the Rasier business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 28.1% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.4% of consolidated net earned premiums for the year ended December 31, 2020 (75.9% for the year ended December 31, 2019). Gross fee income for the Company declined from $24.9 million for the year ended December 31, 2019 to $20.9 million for the year ended December 31, 2020. The Rasier termination resulted in a $7.5 million decline of gross fee income in the Excess and Surplus Lines segment for the year ended December 31, 2020. This was partially offset by $3.5 million higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs. In the Casualty Reinsurance segment, our expense ratio declined from 29.2% for the year ended December 31, 2019 to 25.6% for the year ended December 31, 2020. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions in the respective years by $11.0 million or 8.2 percentage points and $7.1 million or 5.0 percentage points.
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
The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$699,143	$922,320	(24.2)%
Specialty Admitted Insurance	408,691	387,642	5.4%
Casualty Reinsurance	149,166	160,773	(7.2)%
	$1,257,000	$1,470,735	(14.5)%
Net written premiums:
Excess and Surplus Lines	$450,346	$685,814	(34.3)%
Specialty Admitted Insurance	59,884	58,637	2.1%
Casualty Reinsurance	137,544	151,699	(9.3)%
	$647,774	$896,150	(27.7)%
Net earned premiums:
Excess and Surplus Lines	$415,168	$625,528	(33.6)%
Specialty Admitted Insurance	57,505	54,338	5.8%
Casualty Reinsurance	134,133	143,880	(6.8)%
	$606,806	$823,746	(26.3)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 55.6% of our consolidated gross written premiums in 2020) decreased 24.2% from the prior year. The decrease was largely due to the termination of the Rasier commercial auto business effective December 31, 2019. Excluding commercial auto policies, gross written premiums for the Excess and Surplus Lines segment increased 29.5% over the prior year. Policy submissions excluding the commercial auto policies were 11.1% higher and 17.7% more policies were bound in 2020 than in 2019. Renewal rates for the Excess and Surplus Lines segment excluding commercial auto were up 13.7% compared to 2019. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2020	2019	% Change

Excess Casualty	$213,037	$118,954	79.1%
General Casualty	125,433	115,832	8.3%
Manufacturers & Contractors	122,880	105,096	16.9%
Energy	51,109	45,442	12.5%
Excess Property	37,332	31,606	18.1%
Life Sciences	35,163	24,462	43.7%
Small Business	24,790	19,725	25.7%
All other Core E&S divisions	59,370	55,638	6.7%
Total Core E&S divisions	669,114	516,755	29.5%
Commercial Auto	$30,029	$405,565	(92.6)%
Excess and Surplus Lines gross written premium	$699,143	$922,320	(24.2)%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.5% of our 2020 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Individual risk workers’ compensation premium	$63,949	$63,607	0.5%
Fronting and program premium	344,742	324,035	6.4%
Specialty Admitted gross written premium	$408,691	$387,642	5.4%
Our fronting business saw growth related to eight new fronting relationships added in 2020 that generated $35.0 million of gross written premium in the year ended December 31, 2020. Growth in existing fronting relationships, excluding our largest relationship, contributed an additional $4.3 million of gross written premiums in 2020. Our largest fronted relationship, Atlas General Insurance Services, experienced a decline in production in 2020 producing $125.5 million of gross written premium for the year ended December 31, 2020 (down from $146.5 million for the year ended December 31, 2019) and representing 30.7% of the segment's gross written premium for the year ended December 31, 2020 down from 37.8% for the year ended December 31, 2019. Atlas production was negatively impacted by the COVID-19 pandemic, which caused a decline in the California economy and lower exposures for this workers' compensation relationship, as well as a challenging rate environment in the state.
Gross written premiums for the Casualty Reinsurance segment (which represents 11.9% of our consolidated gross written premiums in 2020) decreased 7.2% from the prior year. The decline in gross written premiums was primarily due to the non-renewal of two large treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2020	2019
Excess and Surplus Lines	64.4%	74.4%
Specialty Admitted Insurance	14.7%	15.1%
Casualty Reinsurance	92.2%	94.4%
Total	51.5%	60.9%
The net premium retention for the Excess and Surplus Lines segment decreased for the year ended December 31, 2020 as compared to the prior year due to growth in written premium for the Excess Casualty and Excess Property underwriting divisions, which have higher percentages of ceded premium relative to our other Core E&S divisions. Additionally, the net premium retention for the Commercial Auto underwriting division is higher than the net premium retention for the Core E&S underwriting divisions, and the Company terminated its largest Commercial Auto insured, Rasier, effective December 31, 2019.
The net premium retention for the Specialty Admitted Insurance segment decreased slightly from 2019 to 2020. The net retention on the workers’ compensation business was 29.3% and 44.7% for the years ended December 31, 2020 and 2019, respectively, reflecting an increase in the percentage of premiums ceded under a third-party quota share reinsurance treaty from 50% in 2019 to 70% in 2020. The net retention on the segment’s fronting business was 11.9% and 9.3% in the years ended December 31, 2020 and 2019, respectively, reflecting changes in the production mix of fronting relationships.
The net premium retention for the Casualty Reinsurance segment decreased slightly for the year ended December 31, 2020 as compared to the prior year due to a change in the renewal date of a retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded.
Underwriting Results
The following table compares our combined ratios by segment:

	Year Ended December 31,
	2020	2019
Excess and Surplus Lines	97.7%	96.9%
Specialty Admitted Insurance	92.7%	89.1%
Casualty Reinsurance	113.7%	105.0%
Total	105.6%	101.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Gross written premiums	$699,143	$922,320	(24.2)%
Net written premiums	$450,346	$685,814	(34.3)%
Net earned premiums	$415,168	$625,528	(33.6)%
Losses and loss adjustment expenses	(318,467)	(528,133)	(39.7)%
Underwriting expenses	(86,949)	(78,238)	11.1%
Underwriting profit(1), (2)	$9,752	$19,157	(49.1)%
Ratios:
Loss ratio	76.7%	84.4%
Expense ratio	21.0%	12.5%
Combined ratio	97.7%	96.9%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)    Underwriting results include gross fee income of $1.6 million and $9.1 million for the years ended December 31, 2020 and 2019, respectively.
The loss ratios of 76.7% and 84.4% for the years ended December 31, 2020 and 2019 include $59.4 million and $51.2 million (14.3 and 8.2 percentage points, respectively) of net adverse development in our loss estimates for prior accident years. The net adverse reserve development included $91.4 million and $57.4 million, respectively, of adverse development in the commercial auto line of business that was primarily related to Rasier, which was terminated effective December 31, 2019. The net adverse reserve development for commercial auto was partially offset by net favorable development on prior accident years in our Core E&S divisions of $32.0 million and $6.2 million for the years ended December 31, 2020 and 2019, respectively, and a reduction of the 2020 accident year loss ratio for Core E&S to reflect a significant decline in claims frequency experienced in the most recent year.

The expense ratio for this segment increased from 12.5% in 2019 to 21.0% for 2020 due to the termination of the Rasier commercial auto business effective December 31, 2019 (the Rasier business carried higher loss ratios, but lower expense ratios). This was partially offset by a 28.1% increase in Core E&S net earned premiums including in lines that have meaningful ceding commissions. Commercial auto made up 7.2% of the segment’s net earned premiums for 2020 compared to 51.9% for 2019. Gross fee income related to the Rasier business contributed to a reduction in the expense ratio of 0.4 and 1.5 percentage points for the years ended December 31, 2020 and 2019, respectively.
As a result of the items discussed above, the underwriting profit of the Excess and Surplus Lines segment decreased 49.1%, from $19.2 million for the year ended December 31, 2019 to $9.8 million for the year ended December 31, 2020.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Gross written premiums	$408,691	$387,642	5.4%
Net written premiums	$59,884	$58,637	2.1%
Net earned premiums	$57,505	$54,338	5.8%
Losses and loss adjustment expenses	(41,928)	(34,860)	20.3%
Underwriting expenses	(11,392)	(13,565)	(16.0)%
Underwriting profit(1), (2)	$4,185	$5,913	(29.2)%
Ratios:
Loss ratio	72.9%	64.2%
Expense ratio	19.8%	24.9%
Combined ratio	92.7%	89.1%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)    Underwriting profit includes fee income of $19.3 million and $15.8 million for the years ended December 31, 2020 and 2019, respectively.
The loss ratios of 72.9% and 64.2% for the years ended December 31, 2020 and 2019 include $5.0 million and $5.3 million (8.7 and 9.7 percentage points, respectively) of net favorable development on prior accident years. The favorable development in both 2020 and 2019 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected. The higher loss ratio for 2020 primarily reflects higher current accident year losses incurred for both the workers' compensation book and the fronting business. The current accident year loss ratio was 81.6% compared to 73.8% in the prior year.
The expense ratio of the Specialty Admitted Insurance segment was 19.8% for the year ended December 31, 2020 compared to the prior year ratio of 24.9%. The expense ratio decline in 2020 was primarily due to a 22.0% increase in gross fee income from the fronting business driven by a mix shift to fronting arrangements with higher fees and the addition of eight new fronted programs in 2020, as well as additional ceding commissions on the third-party quota share reinsurance coverage purchased on individual risk workers' compensation business resulting from an increase in the cession from 50% to 70% effective January 1, 2020.
Underwriting results for the Specialty Admitted Insurance segment in 2020 were favorably impacted by a $1.0 million adjustment to fee income on one fronted program (a reduction in commission expense, representing a 1.8 point reduction in the combined ratio for the respective period).
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment decreased 29.2%, from $5.9 million for the year ended December 31, 2019 to $4.2 million for the year ended December 31, 2020.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2020	2019	% Change
	($ in thousands)
Gross written premiums	$149,166	$160,773	(7.2)%
Net written premiums	$137,544	$151,699	(9.3)%
Net earned premiums	$134,133	$143,880	(6.8)%
Losses and loss adjustment expenses	(118,150)	(109,109)	8.3%
Underwriting expenses	(34,347)	(41,932)	(18.1)%
Underwriting loss(1)	$(18,364)	$(7,161)	156.4%
Ratios:
Loss ratio	88.1%	75.8%
Expense ratio	25.6%	29.2%
Combined ratio	113.7%	105.0%

(1)    Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 88.1% for the year ended December 31, 2020 includes $37.8 million, or 28.2 percentage points, of net adverse development in our loss estimates for prior accident years. The 2020 net adverse development was primarily in accident years 2014 through 2018. The loss ratio of 75.8% for the year ended December 31, 2019 includes $23.1 million, or 16.0 percentage points, of net adverse development in our loss estimates for prior accident years. The 2019 net adverse development was primarily in accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.
The expense ratio of the Casualty Reinsurance segment declined from 29.2% for the year ended December 31, 2019 to 25.6% for the year ended December 31, 2020. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions by $11.0 million and $7.1 million (8.2 and 5.0 percentage points, respectively) for the years ended December 31, 2020 and 2019.
As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting loss of $18.4 million for the year ended December 31, 2020 compared to an underwriting loss of $7.2 million for the year ended December 31, 2019.
Other Operating Expenses
In addition to the underwriting, acquisition and insurance expenses of the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment and the Casualty Reinsurance segment discussed previously, other operating expenses for the Company also includes the expenses of the Corporate and Other segment.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, and various other corporate expenses that are included in our calculation of our expense ratio and our combined ratio including equity compensation expense for the full Company. Other operating expenses of the Corporate and Other segment represent the expenses of both the Bermuda and U.S. holding companies that were not reimbursed by our subsidiaries, including costs associated with our internal quota share, rating agencies and strategic initiatives. These costs vary from period-to-period based on the status of these initiatives.
For the years ended December 31, 2020 and 2019, the total operating expenses of the Corporate and Other segment were $29.4 million and $27.7 million, representing a 6.3% increase over the prior year.

Investing Results
Net investment income was $73.4 million for the year ended December 31, 2020 compared to $75.7 million in the prior year. The Company's private investments generated income of $9.2 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. Income from our renewable energy portfolio in 2020 benefitted from a $5.3 million gain on one maturing investment. During 2020, we reduced our exposure to bank loan participations and increased our investments in fixed maturities. Investment yields were negatively impacted by a decline in interest rates in 2020.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Fixed maturity securities	$45,070	$39,875
Bank loan participations	12,150	19,772
Equity securities	4,800	5,262
Other invested assets:
Renewable energy investments	7,646	3,494
Other private investments	1,535	2,760
	9,181	6,254
Cash, cash equivalents, restricted cash equivalents, and short-term investments	6,619	9,210
Gross investment income	77,820	80,373
Investment expense	(4,452)	(4,721)
Net investment income	$73,368	$75,652
The following table summarizes our investment returns:

	Year Ended December 31,
	2020	2019
Annualized gross investment yield on:
Average cash and invested assets	3.2%	3.8%
Average fixed maturity securities	3.0%	3.6%
Of our total cash and invested assets of $2,359.3 million at December 31, 2020 (excluding restricted cash equivalents), $162.3 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,783.6 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $147.6 million of bank loan participations, $89.0 million of equity securities, $130.3 million of short-term investments, and $46.5 million of other invested assets.
In connection with the adoption of ASU 2016-13 on January 1, 2020, the Company elected the fair value option in accounting for its portfolio of bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Investment income on bank loan participations included in net investment income was $12.2 million during the year ended December 31, 2020. Net realized and unrealized gains (losses) on investments includes gains of $1.3 million related to changes in unrealized gains and losses on bank loans participations for the year ended December 31, 2020.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2020 and 2019, the fair value of these securities was $147.6 million and $252.4 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs generated investment income of $2.0 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The LLCs are managed by an entity for which two of our recent former directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. These investments had a carrying value of $30.1 million at December 31, 2020. Investments in loans for renewable energy projects had investment income $5.6 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. Two of our recent former directors are officers of the entities that issued the loans. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. Income from these partnerships was $1.2 million in 2020 compared to $2.4 million in 2019. Together, these limited partnerships had a carrying value of $11.9 million at December 31, 2020. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company. Interest income from the notes was $343,000 in each of the years ended December 31, 2020 and 2019. The Company’s Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company.
For the year ended December 31, 2020, the Company recognized net realized and unrealized investment losses of $16.0 million, including $16.7 million of net realized investment losses on the sale of bank loans, $1.4 million of net realized investment losses on the sale of equity securities, $1.3 million of gains for the change in fair value of bank loans, and $1.0 million of net realized investment gains on the sale of fixed maturity securities.
For the year ended December 31, 2019, the Company recognized net realized and unrealized investment losses of $2.9 million, including $8.9 million of net realized investment losses from an increase in our bank loan credit allowance, $1.1 million of net realized investment losses on the sale of bank loan securities, $6.3 million of gains for the change in fair value of equity securities, and $1.1 million of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
During 2019, three fixed maturity securities from one issuer were determined to be impaired because we intended to sell the securities at a loss. The Company recorded impairment losses on these securities of $271,000. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2020 or 2019 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2020, our available-for-sale fixed maturity securities had net unrealized gains of $92.8 million representing 5.5% of the amortized cost of the portfolio. Additionally, at December 31, 2020, 99.6% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our investment portfolio was 3.8 years at December 31, 2020.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2020			December 31, 2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$277,241	$296,405	16.6%	$159,894	$167,101	11.7%
Residential mortgage-backed	286,104	293,848	16.5%	261,524	264,146	18.4%
Corporate	715,145	766,822	43.0%	611,304	632,221	44.1%
Commercial mortgage and asset-backed	314,911	326,719	18.3%	249,309	252,457	17.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	99,848	5.6%	114,477	115,667	8.1%
Redeemable preferred stock	—	—	—%	2,025	2,034	0.1%
Total fixed maturity securities, available-for-sale	$1,690,890	$1,783,642	100.0%	$1,398,533	$1,433,626	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2020:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$360,934	20.2%
AA	651,294	36.5%
A	554,899	31.1%
BBB	210,117	11.8%
Below BBB and unrated	6,398	0.4%
Total	$1,783,642	100.0%
At December 31, 2020, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $766.8 million. A summary of these securities by industry segment is shown below as of December 31, 2020:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$196,171	25.6%
Consumer Discretionary	104,255	13.6%
Financial	202,156	26.4%
Health Care	93,685	12.2%
Consumer Staples	56,016	7.3%
Utilities	114,539	14.9%
Total	$766,822	100.0%
Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds as shown below as of December 31, 2020:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$701,597	91.5%
Privately placed	65,225	8.5%
Total	$766,822	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$115,048	$116,404	6.5%
After one year through five years	457,434	485,506	27.2%
After five years through ten years	283,761	306,655	17.2%
After ten years	233,632	254,510	14.3%
	1,089,875	1,163,075	65.2%
Residential mortgage-backed	286,104	293,848	16.5%
Commercial mortgage and asset-backed	314,911	326,719	18.3%
Total	$1,690,890	$1,783,642	100.0%
At December 31, 2020, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Other Expenses
Other expenses of $2.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, were mostly comprised of employee severance expenses. The 2020 expense primarily reflects reductions in claims personnel following the cancellation of Rasier.
Interest Expense
Interest expense was $10.0 million and $10.6 million for the years ended December 31, 2020 and 2019, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $538,000 and $597,000 of amortization of intangibles for the years ended December 31, 2020 and 2019, respectively.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2020 and 2019. No impairment was present for the years ended December 31, 2020 or 2019. Falls Lake General was merged into Falls Lake National in the fourth quarter of 2018. In connection with this merger, Falls Lake General surrendered its licenses to the various state insurance departments and reduced the carrying value of its intangible asset for "State Licenses" to $0. This caused a $200,000 impairment in 2018.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the years ended December 31, 2020 and 2019, our effective tax rates were 59.6% and 26.1%, respectively. In both years, the effective rate exceeded the U.S. statutory rate of 21% because U.S. pre-tax income exceeded consolidated pre-tax income. Bermuda had losses in both years due to significant adverse development on U.S. commercial auto reserves ceded from the U.S. to Bermuda under the internal quota share reinsurance and because of the unprofitable underwriting results at JRG Re and the non-deductible Bermuda holding company expenses. The Company does not receive a U.S. tax deduction for losses in Bermuda. In addition, the Company experienced a BEAT tax for the first time in 2020 in the amount of $2.8 million over and above the amount of taxes calculated without regard to BEAT. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For a discussion of our results for the year ended December 31, 2019 as compared to year ended December 31, 2018, please refer to our 2019 Form 10-K filed with the SEC on February 27, 2020.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Regulation—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2020 without regulatory approval is $28.6 million. The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See Item 1- “Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” for additional information. Based on that calculation, the maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2020 is calculated to be approximately $153.8 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
At December 31, 2020, our Bermuda holding company had $571,000 of cash and cash equivalent assets. Our U.S. holding company had $49.3 million of cash and invested assets at December 31, 2020, comprised of cash and cash equivalents of $6.9 million and other invested assets of $42.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2020.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2020:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2020, the Company had $92.0 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which at December 31, 2020 was 1.50% and is subject to change according to terms in the credit agreement. At December 31, 2020 and 2019, the Company had drawn balances of $185.8 million and $133.3 million outstanding on the unsecured revolver. The $52.5 million of additional unsecured borrowings in 2020 were used to support our growth and for general corporate purposes.
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

The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2020.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at December 31, 2020. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. At December 31, 2020, unsecured loans of $61.5 million and secured letters of credit totaling $17.5 million were outstanding on the 2017 Facility. During 2020, we borrowed an additional $51.5 million in unsecured loans to support our growth and for general corporate purposes.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2020, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2020 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2020.
At December 31, 2020 and December 31, 2019, the ratio of total debt outstanding, including both senior debt and junior subordinated debt, to total capitalization (defined as total debt plus total shareholders’ equity) was 31.5% and 25.2%, respectively. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2020, 2019, and 2018 our net premium retention was 51.5%, 60.9% and 65.4%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2020:

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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2020:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 95%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Commercial Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
(1)    Excluding one program which has quota share coverage for 81.25% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.
(2)    Includes any residual market pools.

(3)    Excluding one program which has quota share coverage for 90% of the first $500,000 and excess of loss coverage for $39.5 million in excess of $500,000 per risk per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of December 31, 2020, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2020, the allowance for credit losses on reinsurance recoverables was $335,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We may require collateral, such as a trust agreement, funds held or a letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2020, we had reinsurance recoverables on unpaid losses of $805.7 million and reinsurance recoverables on paid losses of $46.1 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, collateral had been posted by the reinsurer for our benefit, or represent recoverables from a state residual market for automobile insurance.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2020:

Reinsurer	Reinsurance Recoverable as of December 31, 2020	A.M. Best Rating December 31, 2020
	(in thousands)
Swiss Reinsurance America Corporation	$250,869	A+
Berkley Insurance Company	83,076	A+
Safety National Casualty	51,351	A+
Hannover Ruck SE	35,848	A+
Aioi Nissay Dowa Insurance Company	33,977	A+
Munich Reinsurance America	32,947	A+
North Carolina Reinsurance Facility	28,355	Unrated(2)
American European Insurance Company	27,873	B(1)
Endurance Assurance Corporation	27,626	A+
Partner Reinsurance Company	22,267	A+
Top 10 Total	594,189
Other	211,495
Total	$805,684
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2020, the Company held collateral funds of $859.9 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
Cash Flows
Our sources of operating funds consist primarily of premiums written, investment income, reinsurance recoveries and proceeds from offerings of debt and equity securities and from sales and redemptions of investments. We use the operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, ceded premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time. We have generated positive cash flow from operations (excluding restricted cash equivalents) in each of the three years ended December 31, 2020, 2019, and 2018. The following table summarizes our cash flows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$65,414	$289,858	$290,028
Investing activities	(175,991)	(263,359)	(266,772)
Financing activities	65,925	7,956	(14,294)
Change in cash and cash equivalents	(44,652)	34,455	8,962
Change in restricted cash equivalents (Operating activities)	(339,244)	1,199,164	—
Change in cash and cash equivalents and restricted cash equivalents	$(383,896)	$1,233,619	$8,962
Cash provided by operating activities (excluding restricted cash equivalents) was $65.4 million, $289.9 million, and $290.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decline in cash provided by operations was largely driven by the run-off of Rasier. There were no associated premiums collected in 2020 for the Rasier policies terminated on December 31, 2019, but claim payments associated with the run-off continued in 2020.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents (excluding restricted cash equivalents) comprised 6.9%, 9.4%, and 9.3% of total cash and invested assets at December 31, 2020, 2019 and 2018, respectively.
Cash provided by (used in) financing activities primarily relates to net draws on our senior credit facilities of $104.0 million, $40.0 million, and $20.0 million in 2020, 2019, and 2018, respectively, to help support our growth, partially offset by dividends paid to shareholders of $37.1 million in 2020, $36.7 million in 2019, and $36.1 million in 2018.
Restricted cash equivalents used in operating activities for the year ended December 31, 2020 primarily reflects $339.2 million returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Restricted cash equivalents provided by operating activities in 2019 reflects the withdrawal, as permitted under our indemnification agreements and the associated trust agreement with Rasier, of collateral posted to the trust account. At December 31, 2020, the Company held collateral funds of $859.9 million as restricted cash equivalents on its balance sheet.
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
Equity
Share activity in 2019 and 2020 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 29,988,460 at December 31, 2018 to 30,424,391 at December 31, 2019 and 30,649,261 at December 31, 2020.
Share Based Compensation Expense
For the years ended December 31, 2020, 2019, and 2018, the Company recognized $7.6 million, $7.2 million and $6.2 million, respectively, of share based compensation expense. As of December 31, 2020, the Company had $11.1 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.

Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	643,851	$30.41	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—	—	$—
Exercised	(180,527)	$25.70	(459,415)	$26.87	(308,025)	$22.01
Forfeited	—	$—	(12,058)	$36.84	(55,887)	$35.69
End of year	463,324	$32.25	643,851	$30.41	1,115,324	$29.02
Exercisable, end of year	463,324	$32.25	590,340	$29.34	814,421	$26.46
All of the outstanding options vest over three years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	340,368	$41.50	300,142	$39.22	178,882	$37.93
Granted	272,608	$45.11	197,078	$42.56	227,481	$39.74
Vested	(165,344)	$41.49	(134,407)	$37.99	(83,384)	$37.61
Forfeited	(47,776)	$44.57	(22,445)	$41.32	(22,837)	$40.21
Unvested, end of year	399,856	$43.59	340,368	$41.50	300,142	$39.22
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period.
Contractual Obligations and Commitments
The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$2,192,080	$708,842	$993,039	$423,042	$67,157
Long-term debt:
Senior debt	262,300	—	—	185,800	76,500
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	16,380	3,993	7,419	4,771	197
Interest on debt obligations	85,485	8,740	17,480	12,512	46,753
Total	$2,660,300	$721,575	$1,017,938	$626,125	$294,662

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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2020 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2020 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
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
The following table reconciles the underwriting (loss) profit by individual segment and for the entire Company to consolidated income before income taxes for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$9,752	$19,157	$42,834
Specialty Admitted Insurance	4,185	5,913	6,972
Casualty Reinsurance	(18,364)	(7,161)	5,103
Total underwriting (loss) profit of the operating segments	(4,427)	17,909	54,909
Other operating expenses of the Corporate and Other segment	(29,418)	(27,664)	(26,903)
Underwriting (loss) profit(1)	(33,845)	(9,755)	28,006
Net investment income	73,368	75,652	61,256
Net realized and unrealized losses on investments	(16,030)	(2,919)	(5,479)
Other income	1,153	1,137	505
Other expenses	(2,138)	(1,055)	(1,300)
Interest expense	(10,033)	(10,596)	(11,553)
Amortization of intangible assets	(538)	(597)	(597)
Income before income taxes	$11,937	$51,867	$70,838
(1)    Underwriting (loss) profit includes gross fee income of $20.9 million, $24.9 million, and $28.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Our income before taxes and net income for the years ended December 31, 2020, 2019 and 2018 reconcile to our adjusted net operating income as follows:

	Year Ended December 31,
	2020		2019		2018
	Income Before Taxes	Net Income	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
Income as reported	$11,937	$4,824	$51,867	$38,339	$70,838	$63,830
Net realized and unrealized losses on investments	16,030	14,840	2,919	3,761	5,479	4,374
Other expenses	1,967	1,554	1,055	834	1,100	941
Impairment of intangible assets	—	—	—	—	200	200
Interest expense on leased building the Company was previously deemed to own for accounting purposes	—	—	—	—	1,584	1,251
Adjusted net operating income	$29,934	$21,218	$55,841	$42,934	$79,201	$70,596
Tangible Equity and Tangible Equity per Share
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Tangible equity before dividends increased 9.8% from $559.8 million at December 31, 2019 to $614.5 million at December 31, 2020, largely due to net income of $4.8 million and $50.8 million of unrealized gains, net of taxes, on available-for-sale fixed maturity securities. Tangible equity after dividends increased 3.1% from $559.8 million at December 31, 2019 to $577.4 million at December 31, 2020. Tangible equity per common share was $18.84 at December 31, 2020, net of $1.20 of dividends per share paid by the Company during 2020. The 2020 adjusted net operating income return on average tangible equity was 3.8%, which compares to 7.9% for the full year 2019.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2020, 2019 and 2018 and reconciles tangible equity to pre-dividend tangible equity as of December 31, 2020:

	As of December 31,
	2020		2019		2018
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$795,608	$25.96	$778,581	$25.59	$709,241	$23.65
Less:
Goodwill	181,831	5.93	181,831	5.98	181,831	6.06
Intangible assets, net	36,402	1.19	36,940	1.21	37,537	1.25
Tangible equity	$577,375	$18.84	$559,810	$18.40	$489,873	$16.34
Dividends to shareholders for the year ended December 31, 2020	37,091	1.20
Pre-dividend tangible equity	$614,466	$20.04

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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 3.8 years at December 31, 2020, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2020. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2020
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,851,137	200 bp decrease	$1,962,318	6.0%
		100 bp decrease	1,922,163	3.8%
		100 bp increase	1,771,248	(4.3)%
		200 bp increase	1,691,374	(8.6)%
Bank loan participations	$147,604	200 bp decrease	$149,136	1.0%
		100 bp decrease	148,423	0.6%
		100 bp increase	146,387	(0.8)%
		200 bp increase	145,183	(1.6)%
Senior debt and junior subordinated debt	$361,565	200 bp decrease	$315,882	(12.6)%
		100 bp decrease	337,536	(6.6)%
		100 bp increase	385,595	6.6%
		200 bp increase	409,624	13.3%

Equity Price Risk
A portion of our portfolio is invested in equity securities, which have historically produced higher long-term returns relative to fixed maturities. We own preferred stocks, generally in the financial services industry, and common stocks. The changes in the estimated fair value of the equity securities portfolio are recognized in net income.
At December 31, 2020, our equity securities portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in the fair value of our equity securities portfolio as of December 31, 2020. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 31.0% (1997) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2020
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities	$88,975	35% increase	$120,116
		35% decrease	57,834

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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2020. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
4.18
Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 of the Annual Report on Form 10-K filed on February 27, 2020, Commission File No. 001-36777)

10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.3
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.4
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.5
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.6
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.7
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.8
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.10
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

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
10.18
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.20
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21
Employment Agreement, dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.22
Separation and Release Agreement, dated November 2, 2020, by and among J. Adam Abram, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.23
Amended and Restated Employment Agreement, effective August 5, 2019, by and between James River Group Holdings, Ltd. and Robert P. Myron (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 7, 2019)*

10.24
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.25
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.26
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.27
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.28
Employment Agreement, dated September 17, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty, as supplemented by a letter agreement dated October 12, 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.29
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.30
Registration Rights Agreement, dated as of December 17, 2014, by and among (1) James River Group Holdings, Ltd.; (2) (a) D. E. Shaw CH-SP Franklin, L.L.C., a Delaware limited liability company, D. E. Shaw CF-SP Franklin, L.L.C., a Delaware limited liability company, and D. E. Shaw Oculus Portfolios, L.L.C., a Delaware limited liability company; and (b) The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs JRVR Investors Offshore, L.P., a Cayman Islands exempted limited partnership and (3) the persons identified as “Management Investors” on the signature pages thereto (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

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

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	February 26, 2021
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D'Orazio	Chief Executive Officer and Director	February 26, 2021
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	February 26, 2021
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	February 26, 2021
Michael E. Crow

/s/ J. Adam Abram	Director, Non-Executive Chairman of the Board	February 26, 2021
J. Adam Abram

/s/ Janet Cowell	Director	February 26, 2021
Janet Cowell

/s/ Christopher L. Harris	Director	February 26, 2021
Christopher L. Harris

/s/ Jerry R. Masters	Director	February 26, 2021
Jerry R. Masters

/s/ Michael T. Oakes	Director	February 26, 2021
Michael T. Oakes

/s/ Patricia H. Roberts	Director	February 26, 2021
Patricia H. Roberts

/s/ Ollie L. Sherman, Jr.	Director	February 26, 2021
Ollie L. Sherman, Jr.

/s/ Sundar Srinivasan	Director	February 26, 2021
Sundar Srinivasan

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of incurred but not reported reserves
Description of the Matter	At December 31, 2020, the Company’s reserve for losses and loss adjustment expenses balance was $2.2 billion, of which $1.3 billion relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which in turn is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 1 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables, given the long-tailed nature of the business generally written by the Company and the limited operating experience of certain lines of business. These variables include the initial expected loss ratio, the incurred and paid loss development factors, and the weighting of the five actuarial methods to be used for each accident year and line of business.

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

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation and comparison of the Company’s selection and weighting of actuarial methods used in their analysis with those methods used in prior periods and those used in the industry. Additionally, to evaluate the significant assumptions in the variables used by management in the actuarial methods, we compared the significant variables, including the initial expected loss ratio and the incurred and paid loss development factors, to factors historically used and current industry benchmarks. Additionally, we performed sensitivity analyses on the variables key to management’s best estimate of IBNR reserves to determine the effect of reasonable changes in those assumptions on projected IBNR. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina
February 26, 2021

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 26, 2021

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2020 – $1,690,890; 2019 – $1,398,533)	$1,783,642	$1,433,626
Equity securities, at fair value (cost: 2020 – $81,698; 2019 – $73,244)	88,975	80,735
Bank loan participations (2020: at fair value; 2019: held-for-investment, at amortized cost, net of allowance)	147,604	260,864
Short-term investments	130,289	156,925
Other invested assets	46,548	61,210
Total invested assets	2,197,058	1,993,360
Cash and cash equivalents	162,260	206,912
Restricted cash equivalents	859,920	1,199,164
Accrued investment income	10,980	13,597
Premiums receivable and agents’ balances, net	369,577	369,462
Reinsurance recoverable on unpaid losses, net	805,684	668,045
Reinsurance recoverable on paid losses	46,118	33,221
Prepaid reinsurance premiums	243,741	178,976
Deferred policy acquisition costs	62,953	62,006
Intangible assets, net	36,402	36,940
Goodwill	181,831	181,831
Deferred tax assets, net	—	664
Income taxes receivable	4,433	—
Other assets	82,115	80,227
Total assets	$5,063,072	$5,024,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,192,080	$2,045,506
Unearned premiums	630,371	524,377
Payables to reinsurers	110,431	108,059
Funds held	859,920	1,199,164
Senior debt	262,300	158,300
Junior subordinated debt	104,055	104,055
Accrued expenses	55,989	58,416
Deferred tax liabilities, net	1,105	—
Income taxes payable	—	1,483
Other liabilities	51,213	46,464
Total liabilities	4,267,464	4,245,824
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2020 and 2019: 30,649,261 and 30,424,391 shares issued and outstanding, respectively	6	6
Preferred Shares – 2020 and 2019: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	664,476	657,875
Retained earnings	49,227	89,586
Accumulated other comprehensive income	81,899	31,114
Total shareholders’ equity	795,608	778,581
Total liabilities and shareholders’ equity	$5,063,072	$5,024,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,257,000	$1,470,735	$1,166,773
Ceded written premiums	(609,226)	(574,585)	(404,101)
Net written premiums	647,774	896,150	762,672
Change in net unearned premiums	(40,968)	(72,404)	52,726
Net earned premiums	606,806	823,746	815,398
Net investment income	73,368	75,652	61,256
Net realized and unrealized losses on investments	(16,030)	(2,919)	(5,479)
Other income	4,545	10,646	14,424
Total revenues	668,689	907,125	885,599
Expenses:
Losses and loss adjustment expenses	478,545	672,102	600,276
Other operating expenses	165,498	170,908	201,035
Other expenses	2,138	1,055	1,300
Interest expense	10,033	10,596	11,553
Amortization of intangible assets	538	597	597
Total expenses	656,752	855,258	814,761
Income before income taxes	11,937	51,867	70,838
Income tax expense (benefit):
Current	11,534	18,453	12,867
Deferred	(4,421)	(4,925)	(5,859)
	7,113	13,528	7,008
Net income	$4,824	$38,339	$63,830
Other comprehensive income (losses):
Net unrealized gains (losses), net of taxes of $6,874 in 2020, $3,358 in 2019, and $(444) in 2018	50,785	46,942	(22,203)
Total comprehensive income	$55,609	$85,281	$41,627
Per share data:
Basic earnings per share	$0.16	$1.27	$2.14
Diluted earnings per share	$0.16	$1.25	$2.11
Dividend declared per share	$1.20	$1.20	$1.20
Weighted-average common shares outstanding:
Basic	30,552,210	30,275,184	29,887,990
Diluted	30,884,416	30,673,924	30,307,101
See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2017	29,696,682	$6	$—	$636,149	$48,198	$10,346	$694,699
Net income	—	—	—	—	63,830	—	63,830
Other comprehensive loss	—	—	—	—	—	(22,203)	(22,203)
Dividends	—	—	—	—	(36,246)	—	(36,246)
Exercise of stock options	237,319	—	—	4,045	—	—	4,045
Vesting of RSUs	54,459	—	—	(1,112)	—	—	(1,112)
Compensation expense under share incentive plans	—	—	—	6,228	—	—	6,228
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	—	4,682	(4,682)	—
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	—	(711)	711	—
Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	38,339	—	38,339
Other comprehensive income	—	—	—	—	—	46,942	46,942
Dividends	—	—	—	—	(36,786)	—	(36,786)
Exercise of stock options	345,434	—	—	7,124	—	—	7,124
Vesting of RSUs	90,497	—	—	(1,737)	—	—	(1,737)
Compensation expense under share incentive plans	—	—	—	7,178	—	—	7,178
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease (see Note 6)	—	—	—	—	8,280	—	8,280
Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net income	—	—		—	4,824	—	4,824
Other comprehensive income	—	—		—	—	50,785	50,785
Dividends	—	—		—	(37,091)	—	(37,091)
Exercise of stock options	113,346	—		1,327	—	—	1,327
Vesting of RSUs	111,524	—		(2,351)	—	—	(2,351)
Compensation expense under share incentive plans	—	—		7,625	—	—	7,625
Cumulative effect of fair value option election (see Note 1)	—	—		—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13 (see Note 1)	—	—		—	(265)	—	(265)
Balances at December 31, 2020	30,649,261	$6	$—	$664,476	$49,227	$81,899	$795,608

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net income	$4,824	$38,339	$63,830
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred policy acquisition costs	(76,525)	(91,449)	(93,188)
Amortization of policy acquisition costs	75,578	83,893	111,103
Net realized and unrealized losses on investments	16,030	2,919	5,479
Impairment of intangible assets	—	—	200
Distributions from equity method investments	3,162	2,834	7,499
Income from equity method investments	(3,208)	(4,598)	(3,540)
Trading securities purchases, sales, and maturities, net	—	—	3,804
Deferred U.S. federal income tax benefit	(4,421)	(4,925)	(5,859)
Provision for depreciation and amortization	5,019	4,063	4,215
Share based compensation expense	7,625	7,178	6,228
Excess tax benefits from equity incentive plan transactions	(679)	(1,099)	(2,699)
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	146,574	384,047	369,110
Unearned premiums	105,994	137,904	(31,641)
Premiums receivable and agents’ balances	(115)	(61,563)	44,537
Reinsurance balances	(213,264)	(235,632)	(187,024)
Funds held	(339,244)	1,199,164	—
Payable to insurance companies	(396)	263	(2,029)
Other	(784)	27,684	3
Net cash (used in) provided by operating activities (a)	(273,830)	1,489,022	290,028
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(573,482)	(450,793)	(418,011)
Sales – fixed maturity securities	37,674	121,245	95,793
Maturities and calls – fixed maturity securities	240,322	128,809	129,139
Purchases – equity securities	(16,713)	(4,975)	(7,507)
Sales – equity securities	6,838	8,656	5,578
Bank loan participations:
Purchases	(77,965)	(102,794)	(203,328)
Sales	135,664	48,415	123,114
Maturities	32,653	45,277	58,742
Other invested assets:
Purchases	(1,937)	—	(6,993)
Return of capital	353	1,877	921
Redemptions	16,292	10,998	—
Securities receivable or payable, net	(1,777)	5,404	2,268
Short-term investments, net	26,636	(74,959)	(45,162)
Other	(549)	(519)	(1,326)
Net cash used in investing activities	(175,991)	(263,359)	(266,772)
Financing activities
Senior debt issuances	164,000	60,000	20,000
Senior debt repayments	(60,000)	(20,000)	—
Dividends paid	(37,051)	(36,720)	(36,123)
Issuances of common shares under equity incentive plans	2,580	8,286	5,172
Common share repurchases	(3,604)	(2,899)	(2,239)
Other financing activities	—	(711)	(1,104)
Net cash provided by (used in) financing activities	65,925	7,956	(14,294)
Change in cash, cash equivalents, and restricted cash equivalents	(383,896)	1,233,619	8,962
Cash, cash equivalents, and restricted cash equivalents at beginning of year	1,406,076	172,457	163,495
Cash, cash equivalents, and restricted cash equivalents at end of year	$1,022,180	$1,406,076	$172,457
Supplemental information
U.S. federal income taxes paid, net	$17,236	$18,719	$8,174
Interest paid	$11,305	$12,354	$11,269

	Year Ended December 31,
	2020	2019	2018
	(in thousands)

Restricted cash equivalents at beginning of year	$1,199,164	$—	$—
Restricted cash equivalents at end of year	859,920	1,199,164	—
Change in restricted cash equivalents	$(339,244)	$1,199,164	$—
(a) Cash used in operating activities for the year ended December 31, 2020 primarily reflects $339.2 million of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in the Liquidity and Capital Resources discussion of Management's Discussion and Analysis of Financial Condition and Results of Operations). Excluding the reduction in the collateral funds, cash provided by operating activities was $65.4 million for the year ended December 31, 2020.
See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018

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
•    Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National primarily write specialty admitted fronting and program business and individual risk workers' compensation insurance.
•    JRG Reinsurance Company Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties and, through December 31, 2017, to the Company’s U.S.-based insurance subsidiaries.
•Carolina Re Ltd ("Carolina Re") was formed in 2018 and as of January 1, 2018 provides reinsurance to the Company's U.S.-based insurance subsidiaries. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re.
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
Fixed Maturity and Equity Securities
Fixed maturity securities classified as “available-for-sale” are carried at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. The Company does not have any securities classified as “held-to-maturity” or “trading”.
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
Years ended December 31, 2020, 2019, and 2018
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
Bank Loan Participations
Bank loan participations are managed by a specialized outside investment manager. In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments.
Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method. Prior to the election of the fair value option on January 1, 2020, bank loan participations were generally stated at their outstanding unpaid principal balances net of unamortized premiums or discounts and net of any allowance for credit losses. The allowance for credit losses was maintained at a level considered adequate to absorb estimated probable credit losses.
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2020 or 2019.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2020 and 2019 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Short-Term Investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less at the date of purchase that are segregated for a specific use to be restricted cash equivalents. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income.
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $6.9 million and $3.3 million at December 31, 2020 and 2019, respectively. The allowance for credit losses was $8.3 million and $5.7 million at December 31, 2020 and 2019, respectively. Bad debt expense was $3.3 million for the year ended December 31, 2020, $2.5 million for the year ended December 31, 2019, and $1.5 million for the year ended December 31, 2018. Receivables written off against the allowance for credit losses totaled $660,000 for the year ended December 31, 2020, $812,000 for the year ended December 31, 2019, and $313,000 for the year ended December 31, 2018. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Years ended December 31, 2020, 2019, and 2018
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
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2020 was $335,000. Other amounts payable to insurance companies and reinsurers or receivable from insurance companies and reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.
Certain reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected loss experience under the contracts.
The Company’s Specialty Admitted Insurance segment writes insurance under specialty admitted fronting and program arrangements. The fronting and program arrangements may contain contractual provisions that adjust acquisition expenses based upon loss experience under the contracts. The specialty admitted fronting and program arrangements are significantly reinsured. These reinsurance contracts may also contain provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Premiums written and earned, as well as related acquisition expenses, are recorded based upon the projected loss experience under the contracts.
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $3.4 million, $9.5 million, and $13.9 million is included in other income for the years ended December 31, 2020, 2019, and 2018, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
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
Years ended December 31, 2020, 2019, and 2018
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
Years ended December 31, 2020, 2019, and 2018
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $30.1 million and $31.2 million as of December 31, 2020 and 2019, respectively, representing the Company’s maximum exposure to loss.
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
Years ended December 31, 2020, 2019, and 2018
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements.

	Net Income (Numerator)	Weighted-Average Common Shares (Denominator)	Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2020
Basic	$4,824	30,552,210	$0.16
Common share equivalents	—	332,206	—
Diluted	$4,824	30,884,416	$0.16
Year ended December 31, 2019
Basic	$38,339	30,275,184	$1.27
Common share equivalents	—	398,740	(0.02)
Diluted	$38,339	30,673,924	$1.25
Year ended December 31, 2018
Basic	$63,830	29,887,990	$2.14
Common share equivalents	—	419,111	(0.03)
Diluted	$63,830	30,307,101	$2.11
Common share equivalents relate to our outstanding equity awards (stock options and RSUs).
For the year ended December 31, 2020, all common share equivalents are dilutive. For the years ended December 31, 2019 and 2018, common share equivalents of 9,735 shares and 180,329 shares, respectively, are excluded from the calculations of diluted earnings per share as their effects are anti-dilutive.
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
Upon adoption of this ASU, the Company established an allowance for credit losses on reinsurance balances through a $265,000 (net of tax) cumulative effect adjustment to retained earnings. Because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, the effect of adoption was not material to our financial position.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Fixed maturity securities:
State and municipal	$277,241	$19,203	$(39)	$296,405
Residential mortgage-backed	286,104	7,784	(40)	293,848
Corporate	715,145	52,098	(421)	766,822
Commercial mortgage and asset-backed	314,911	12,611	(803)	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	2,360	(1)	99,848
Total fixed maturity securities, available-for-sale	$1,690,890	$94,056	$(1,304)	$1,783,642
December 31, 2019
Fixed maturity securities:
State and municipal	$159,894	$7,949	$(742)	$167,101
Residential mortgage-backed	261,524	3,244	(622)	264,146
Corporate	611,304	21,306	(389)	632,221
Commercial mortgage and asset-backed	249,309	3,954	(806)	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	114,477	1,229	(39)	115,667
Redeemable preferred stock	2,025	9	—	2,034
Total fixed maturity securities, available-for-sale	$1,398,533	$37,691	$(2,598)	$1,433,626
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2020 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$115,048	$116,404
After one year through five years	457,434	485,506
After five years through ten years	283,761	306,655
After ten years	233,632	254,510
Residential mortgage-backed	286,104	293,848
Commercial mortgage and asset-backed	314,911	326,719
Total	$1,690,890	$1,783,642
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2020
Fixed maturity securities:
State and municipal	$7,193	$(39)	$—	$—	$7,193	$(39)
Residential mortgage-backed	3,649	(40)	—	—	3,649	(40)
Corporate	28,607	(421)	—	—	28,607	(421)
Commercial mortgage and asset-backed	18,427	(447)	38,802	(356)	57,229	(803)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,291	(1)	—	—	2,291	(1)
Total fixed maturity securities, available-for-sale	$60,167	$(948)	$38,802	$(356)	$98,969	$(1,304)
December 31, 2019
Fixed maturity securities:
State and municipal	$30,028	$(741)	$667	$(1)	$30,695	$(742)
Residential mortgage-backed	23,632	(78)	37,363	(544)	60,995	(622)
Corporate	45,550	(365)	9,933	(24)	55,483	(389)
Commercial mortgage and asset-backed	46,434	(406)	56,720	(400)	103,154	(806)
U.S. Treasury securities and obligations guaranteed by the U.S. government	8,474	(22)	7,168	(17)	15,642	(39)
Total fixed maturity securities, available-for-sale	$154,118	$(1,612)	$111,851	$(986)	$265,969	$(2,598)

The Company held securities of 67 issuers that were in an unrealized loss position at December 31, 2020 with a total fair value of $99.0 million and gross unrealized losses of $1.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At December 31, 2020, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 and 2018 experienced an other-than-temporary impairment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At December 31, 2020, the Company's bank loan portfolio had an aggregate unpaid principal balance of $159.6 million and an aggregate fair value of $147.6 million. Investment income on bank loan participations included in net investment income was $12.2 million during the year ended December 31, 2020. Net realized and unrealized gains (losses) on investments includes gains of $1.3 million related to changes in unrealized gains and losses on bank loan participations for the year ended December 31, 2020. Management concluded that $8.3 million of unrealized losses were due to credit-related impairments for the year ended December 31, 2020. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2020 or 2019.
The average recorded investment in impaired bank loans was $3.5 million and $2.6 million during the years ended December 31, 2019 and 2018, respectively, and investment income of $293,000 and $125,000, was recognized during the time that the loans were impaired. The Company recorded losses of $8.9 million and $858,000 during the years ended December 31, 2019 and 2018, respectively, for changes in the fair value of impaired bank loans.
At December 31, 2019, unamortized discounts on bank loan participations were $2.4 million, and unamortized premiums were $4,000.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Fixed maturity securities	$45,070	$39,875	$34,129
Bank loan participations	12,150	19,772	18,279
Equity securities	4,800	5,262	5,240
Other invested assets	9,181	6,254	5,165
Cash, cash equivalents, restricted cash equivalents, and short-term investments	6,619	9,210	2,677
Gross investment income	77,820	80,373	65,490
Investment expense	(4,452)	(4,721)	(4,234)
Net investment income	$73,368	$75,652	$61,256
The Company’s net realized and unrealized losses and gains on investments are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,098	$1,575	$422
Gross realized losses	(53)	(494)	(976)
	1,045	1,081	(554)
Equity securities:
Gross realized gains	—	11	—
Gross realized losses	(1,441)	(232)	(62)
Changes in fair values of equity securities	(215)	6,257	(5,970)
	(1,656)	6,036	(6,032)
Bank loan participations:
Gross realized gains	554	846	2,279
Gross realized losses	(17,286)	(10,902)	(1,166)
Changes in fair values of bank loan participations	1,318	—	—
	(15,414)	(10,056)	1,113
Short-term investments and other:
Gross realized gains	77	21	—
Gross realized losses	(2)	(1)	(6)
Changes in fair values of short-term investments and other	(80)	—	—
	(5)	20	(6)
Total	$(16,030)	$(2,919)	$(5,479)

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The following table summarizes the change in the Company’s available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Change in gross unrealized gains (losses):
Fixed maturity securities	$57,659	$50,300	$(22,643)
Total	$57,659	$50,300	$(22,643)
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
	(in thousands)		(in thousands)
Renewable energy LLCs(a)	$30,145	$31,219	$2,016	$2,181	$2,974
Renewable energy notes receivable(b)	—	8,750	5,630	1,313	1,282
Limited partnerships(c)	11,903	16,741	1,192	2,417	566
Bank holding companies(d)	4,500	4,500	343	343	343
Total other invested assets	$46,548	$61,210	$9,181	$6,254	$5,165
(a)    The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our recent former directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $3.1 million and $757,000 for the years ended December 31, 2020 and 2019, respectively.
(b)    The Company's Corporate and Other segment has invested in notes receivable for renewable energy projects. At December 31, 2019, the Company held one $8.8 million note issued by an entity for which two of our recent former directors serve as officers. During the current year ended December 31, 2020, the Company received the total principal balance of $8.8 million plus a $5.3 million gain at maturity. Interest on the note was fixed at 15%. Income on the note was $5.6 million, $1.3 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations ("CLOs"), and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment held investments in limited partnerships with a carrying value of $7.8 million and $3.4 million at December 31, 2020 and 2019, and recognized investment income of $1.3 million, $327,000, and $70,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships of $4.1 million and $13.3 million at December 31, 2020 and 2019, respectively. Investment losses of $69,000 were recognized on these investments for the year ended December 31, 2020. Investment income of $2.1 million and $496,000 were recognized on these investments for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $3.7 million in these limited partnerships and $5.0 million to a newly acquired limited partnership, which will request funding starting in 2021.
(d)    The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a lender (the "Bank Holding Company"). Interest on

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
the notes, which mature in 2023, is fixed at 7.6% per annum. Interest income on the notes was $343,000 in each of the years ended December 31, 2020, 2019 and 2018.
At December 31, 2020 and 2019, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $520,000 and $3.2 million at December 31, 2020 and 2019, is classified as an available-for-sale fixed maturity.
The Company maintains fixed maturity securities, short-term investments, accrued investment income, and cash and cash equivalents amounting to $463.4 million at December 31, 2020 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2020 and 2019, cash and investments with a fair value of $46.9 million and $36.6 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
At December 31, 2020, the Company held no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
3.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of period	$62,006	$54,450	$72,365
Policy acquisition costs deferred:
Commissions	51,306	67,303	72,473
Underwriting and other issue expenses	25,219	24,146	20,715
	76,525	91,449	93,188
Amortization of policy acquisition costs	(75,578)	(83,893)	(111,103)
Net change	947	7,556	(17,915)
Balance at end of period	$62,953	$62,006	$54,450
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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2020, 2019 and 2018 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2020 and 2019 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2020 and 2019. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2020, 2019 and 2018, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. In the Specialty Admitted Insurance segment, Falls Lake General Insurance Company was merged into Falls Lake National in the fourth quarter of 2018. In connection with this merger, Falls Lake General Insurance Company surrendered its licenses to the various state insurance departments and reduced the carrying value of its intangible asset for "State Licenses" to $0. This caused a $200,000 impairment in 2018 in the Specialty Admitted Insurance segment. There were no impairments recognized in 2020 or 2019.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2020		2019
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,373	11,611	5,835
Identifiable intangible assets subject to amortization		11,611	6,373	11,611	5,835
		$42,775	$6,373	$42,775	$5,835
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$363
2022	363
2023	363
2024	363
2025	363
Thereafter	3,423
Total	$5,238
The table below summarizes the changes in the net carrying values of intangible assets by segment for 2020:

	December 31, 2019			December 31, 2020
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	5,603	(366)	—	5,237
	30,203	(366)	—	29,837
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,065	—	—	4,065
Broker relationships	172	(172)	—	—
	6,737	(172)	—	6,565
Total identifiable intangible assets	$36,940	$(538)	$—	$36,402

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
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
5.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2020	2019
	(in thousands)
Electronic data processing hardware and software	$3,238	$7,007
Furniture and equipment	2,025	2,180
Property and equipment, cost basis	5,263	9,187
Accumulated depreciation	(3,975)	(7,419)
Property and equipment, net	$1,288	$1,768
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Upon adoption of the new standard on January 1, 2019, the Company derecognized assets of $22.6 million and liabilities of $30.9 million associated with a lease that was designated as build-to-suit under the previous guidance, and recorded a cumulative-effect adjustment to increase retained earnings by $8.3 million. The Company also recorded right-of-use assets of $17.2 million and lease liabilities of $17.8 million at adoption of the new standard associated with the Company's operating leases.
At December 31, 2020 and 2019, lease liabilities and right-of-use assets associated with the Company's operating leases were $14.9 million and $14.0 million, and $18.2 million and $17.2 million, respectively. The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.3% and 4.4 years, respectively, as of December 31, 2020.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2020, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheet:

Years ending December 31,	(in thousands)
2021	$3,993
2022	3,800
2023	3,619
2024	2,422
2025	2,349
Thereafter	197
Total lease payments	16,380
Less imputed interest	(1,464)
Total operating lease liabilities	$14,916
Operating lease liabilities include $10.3 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $5.0 million, $5.2 million, and $4.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of income and comprehensive income.
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
Years ended December 31, 2020, 2019, and 2018
Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
Different reserving methods are appropriate in different situations, and the Company’s internal actuaries use their judgment and experience to determine the weighting of the methods to use for each accident year and each line of business and, for our Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, the Company relies heavily on the initial expected loss ratio in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since the Company expects to make an acceptable return on the new business written. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development data is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of a $335,000 allowance for credit losses on reinsurance balances at December 31, 2020.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,377,461	$1,194,088	$989,825
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	386,341	603,094	582,604
Prior years	92,204	69,008	17,672
Total incurred losses and loss and adjustment expenses	478,545	672,102	600,276
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	31,952	75,249	86,355
Prior years	437,993	413,480	309,658
Total loss and loss adjustment expense payments	469,945	488,729	396,013
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,386,061	1,377,461	1,194,088
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	806,019	668,045	467,371
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,192,080	$2,045,506	$1,661,459
The foregoing reconciliation shows that $92.2 million of adverse development was experienced in 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This adverse reserve development included $59.4 million of adverse development in the Excess and Surplus Lines segment including $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior accident years with Rasier LLC and its affiliates (collectively, “Rasier”). Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. As a result of changes in the risk, unsatisfactory underwriting profits from the Rasier business, and a desire to refocus on the Company’s growing E&S core (non-commercial auto) lines of business where the Company has experienced many years of profitable underwriting results, on October 8, 2019, the Company delivered a notice of early cancellation to Rasier, effective December 31, 2019. The adverse development for commercial auto was partially offset by $32.0 million of favorable development in other Excess and Surplus Lines underwriting divisions that was primarily related to the 2018 and 2019 accident years. The Company also experienced $5.0 million of favorable development on prior accident years in the Specialty Admitted Insurance segment, as losses on our workers’ compensation business written prior to 2019 continued to develop more favorably than we had

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
anticipated. The Casualty Reinsurance segment experienced $37.8 million of adverse development on prior accident years primarily in accident years 2014 through 2018. This adverse development was mainly in the general liability and commercial auto lines of business.
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
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2020 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2019 and prior is presented as unaudited supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$111,190	$119,927	$114,473	$106,564	$106,381	$106,130	$106,643	$106,536	$105,173	$104,280
2012		97,908	98,672	97,829	96,497	97,306	99,619	101,271	103,061	106,118
2013			96,729	96,064	85,433	81,009	82,830	83,855	82,732	82,517
2014				114,942	104,092	90,267	82,232	84,074	88,904	90,191
2015					126,443	113,417	104,847	102,434	103,688	110,466
2016						138,507	125,093	126,050	126,971	125,097
2017							144,349	131,897	132,136	124,265
2018								167,004	158,458	146,633
2019									214,653	194,759
2020										239,897
Total										$1,324,223

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020

2011	$27,684	$53,109	$72,732	$81,696	$90,884	$94,998	$98,684	$99,798	$101,728	$101,969
2012		6,944	33,757	49,604	63,216	74,869	82,545	88,812	94,588	99,628
2013			3,867	14,509	30,382	44,421	59,641	66,553	71,035	74,635
2014				3,412	16,969	28,212	43,891	58,774	71,549	76,523
2015					4,048	17,164	34,801	55,911	73,455	87,344
2016						5,180	22,852	46,045	70,105	90,166
2017							5,290	22,956	42,764	64,924
2018								6,000	26,160	50,679
2019									8,235	31,346
2020										8,642
Total										$685,856
All outstanding losses and loss adjustment expenses prior to 2011, net of reinsurance (46 claims outstanding)										$7,946
Total outstanding losses and loss adjustment expenses, net of reinsurance										$646,313
Excess and Surplus Lines — Commercial Auto
Incurred losses and adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020
2013	$1,255	$1,300	$1,451	$1,351	$1,301	$1,277	$1,277	$1,277
2014		20,487	14,071	17,233	18,953	19,779	18,303	19,196
2015			30,109	33,113	35,149	36,139	36,636	37,839
2016				74,340	109,286	126,791	147,122	157,712
2017					207,355	208,743	272,421	319,472
2018						255,881	230,220	283,408
2019							262,306	240,773
2020								19,133
Total								$1,078,810
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020
2013	$60	$1,182	$1,285	$1,291	$1,275	$1,275	$1,275	$1,275
2014		6,166	8,645	12,679	16,359	18,678	17,745	18,301
2015			8,356	15,234	24,282	31,592	34,819	35,983
2016				18,295	54,054	89,381	125,108	141,545
2017					41,467	107,377	192,961	252,169
2018						45,136	119,099	184,686
2019							44,225	107,182
2020								628
Total								$741,769
Total outstanding losses and loss adjustment expenses, net of reinsurance								$337,041

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Specialty Admitted — Individual Risk Workers’ Compensation
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$37,834	$41,421	$40,154	$38,999	$38,311	$37,455	$36,594	$36,593	$36,593	$35,252
2012		32,116	32,420	31,490	29,689	28,255	28,174	28,186	28,186	27,741
2013			12,525	13,668	12,786	11,578	10,907	10,909	10,909	10,598
2014				16,638	16,652	14,620	13,890	12,704	12,704	12,573
2015					20,938	21,274	19,741	18,376	17,626	16,492
2016						21,678	20,299	18,050	15,800	14,050
2017							24,869	22,071	19,779	18,810
2018								16,432	16,288	16,038
2019									20,253	21,056
2020										20,137
Total										$192,747
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$10,123	$23,127	$29,021	$33,204	$34,240	$34,287	$34,334	$34,614	$34,638	$34,665
2012		9,222	20,308	24,755	26,435	26,897	26,932	26,963	26,994	27,128
2013			4,487	8,723	9,846	10,246	10,263	10,309	10,337	10,335
2014				4,633	10,648	12,041	12,236	12,282	12,282	12,276
2015					6,604	13,285	15,118	15,889	15,901	16,068
2016						4,664	10,227	12,135	12,432	12,481
2017							6,546	12,782	14,285	15,195
2018								4,497	9,034	11,412
2019									5,473	13,776
2020										7,394
Total										$160,730
All outstanding losses and loss adjustment expenses prior to 2011, net of reinsurance (4 claims outstanding)										$1,237
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$4,358
Total outstanding losses and loss adjustment expenses, net of reinsurance										$37,612
Specialty Admitted — Fronting and Programs
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020
2013	$104	$80	$52	$52	$52	$52	$52	$52
2014		3,460	3,468	3,818	3,425	3,228	3,083	3,081
2015			7,136	9,632	9,358	8,974	8,384	8,444
2016				11,542	15,670	14,682	15,522	14,468
2017					21,229	24,271	25,201	24,728
2018						21,758	20,677	19,822
2019							18,832	19,020
2020								25,433
Total								$115,048

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020
2013	$28	$52	$52	$52	$52	$52	$52	$52
2014		883	1,687	2,369	2,728	2,854	2,916	2,917
2015			2,058	4,666	6,165	6,919	7,329	7,654
2016				1,894	5,123	6,888	10,732	10,896
2017					1,223	6,682	13,065	15,854
2018						885	4,972	10,495
2019							4,358	5,125
2020								5,375
Total								$58,368
All outstanding losses and loss adjustment expenses, net of reinsurance								$56,680
Outstanding losses and loss adjustment expenses, assumed from involuntary pools								$601
Total outstanding losses and loss adjustment expenses, net of reinsurance								$57,281
Casualty Reinsurance
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$114,908	$103,123	$97,366	$97,812	$98,993	$99,282	$101,276	$103,196	$105,333	$106,226
2012		148,251	132,388	131,281	135,594	136,813	139,978	143,305	146,045	147,413
2013			133,230	130,361	131,352	134,446	137,801	143,124	146,760	149,682
2014				118,881	115,927	114,636	116,981	121,200	126,160	130,822
2015					119,157	108,870	108,699	109,117	114,517	120,185
2016						112,759	105,533	103,544	108,222	114,979
2017							134,628	128,472	129,800	138,831
2018								121,529	119,098	125,715
2019									86,022	85,549
2020										80,374
Total										$1,199,776
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$48,688	$61,922	$68,616	$78,164	$87,267	$90,287	$94,627	$97,715	$99,511	$101,209
2012		73,124	81,859	97,215	113,943	121,026	128,567	133,606	137,430	139,719
2013			59,756	75,094	93,902	108,396	119,256	127,732	134,644	139,250
2014				41,421	58,601	76,302	89,899	101,366	110,374	117,971
2015					40,021	53,986	68,002	80,208	90,661	100,548
2016						36,268	50,905	65,409	78,145	90,356
2017							47,739	72,891	90,117	106,942
2018								30,903	50,274	69,123
2019									12,646	25,453
2020										5,589
Total										$896,160
All outstanding losses and loss adjustment expenses prior to 2011, net of reinsurance										$4,198
Total outstanding losses and loss adjustment expenses, net of reinsurance										$307,814

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2020 is as follows (in thousands):

E&S – excluding commercial auto	$646,313
E&S – commercial auto	337,041
Specialty Admitted – individual risk workers’ compensation	37,612
Specialty Admitted – fronting and programs	57,281
Casualty Reinsurance	307,814
Net reserve for losses and loss adjustment expenses	1,386,061
Reinsurance recoverables on unpaid losses (gross of $335,000 allowance for credit losses on reinsurance recoverables)	806,019
Gross reserve for losses and loss adjustment expenses	$2,192,080
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, for the Excess and Surplus Lines segment and the Specialty Admitted Insurance segments as of December 31, 2020.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	9.0%	15.4%	17.2%	18.3%	15.0%	7.9%	5.4%	4.0%	2.2%	1.8%
E&S – commercial auto	18.2%	38.3%	16.4%	13.7%	7.7%	3.0%	0.3%	2.3%
Specialty Admitted – individual risk workers’ compensation	27.1%	31.6%	15.3%	9.0%	6.3%	3.4%	2.2%	1.2%	1.2%	0.8%
Specialty Admitted – fronting and programs	17.4%	20.5%	25.4%	14.7%	9.8%	7.3%	2.2%	2.6%
Casualty Reinsurance	22.1%	15.9%	11.6%	8.5%	6.6%	5.2%	4.1%	3.5%	3.4%	2.9%
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
The Casualty Reinsurance segment typically assumes written premium under quota share arrangements. The Company typically does not have direct access to claim frequency information underlying its assumed quota share arrangements given the nature of that business. In addition, multiple claims are often aggregated by the ceding company before being reported to the Company. We do not use claim frequency information in the Casualty Reinsurance segment in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to the Casualty Reinsurance segment.
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2011	$104,280	$2,038	1,488
2012	106,118	1,586	1,850
2013	82,517	3,488	2,480
2014	90,191	6,804	2,198
2015	110,466	5,409	2,587
2016	125,097	15,213	3,023
2017	124,265	29,548	3,085
2018	146,633	52,940	4,267
2019	194,759	123,212	4,950
2020	239,897	206,389	3,115
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,277	$1	54
2014	19,196	249	7,764
2015	37,839	639	41,766
2016	157,712	3,555	89,084
2017	319,472	4,303	134,055
2018	283,408	9,947	97,076
2019	240,773	40,372	70,707
2020	19,133	16,942	498
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2011	$35,252	$532	$1,814
2012	27,741	602	1,323
2013	10,598	262	540
2014	12,573	298	850
2015	16,492	423	975
2016	14,050	1,527	836
2017	18,810	3,436	1,093
2018	16,038	4,020	1,238
2019	21,056	2,989	1,548
2020	20,137	2,842	1,305

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	22
2014	3,081	150	858
2015	8,444	452	1,363
2016	14,468	1,900	2,815
2017	24,728	5,244	6,765
2018	19,822	4,998	7,318
2019	19,020	9,119	7,941
2020	25,433	14,743	6,956
The table below provides information on IBNR liabilities for the Casualty Reinsurance segment:

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR
	($ in thousands)
2011	$106,226	$819
2012	147,413	1,566
2013	149,682	2,427
2014	130,822	3,200
2015	120,185	5,147
2016	114,979	9,091
2017	138,831	17,173
2018	125,715	31,058
2019	85,549	49,717
2020	80,374	61,595
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
At December 31, 2020, the Company had reinsurance recoverables on unpaid losses of $805.7 million and reinsurance recoverables on paid losses of $46.1 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement.
At December 31, 2020, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $250.9 million, $83.1 million, and $51.4 million, representing 47.8% of the total balance.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
At December 31, 2020, prepaid reinsurance premiums ceded to three reinsurers totaled $72.0 million, $36.2 million, and $20.2 million, representing 52.7% of the total balance.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Written premiums:
Direct	$1,103,994	$1,305,948	$1,027,222
Assumed	153,006	164,787	139,551
Ceded	(609,226)	(574,585)	(404,101)
Net	$647,774	$896,150	$762,672
Earned premiums:
Direct	$1,005,138	$1,182,501	$990,221
Assumed	145,867	150,330	208,192
Ceded	(544,199)	(509,085)	(383,015)
Net	$606,806	$823,746	$815,398
Losses and loss adjustment expenses:
Direct	$709,545	$953,548	$769,490
Assumed	125,096	113,843	131,346
Ceded	(356,096)	(395,289)	(300,560)
Net	$478,545	$672,102	$600,276
9.    Senior Debt
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2020:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2020, the Company had $92.0 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin which at December 31, 2020 was 1.500%, which is subject to change according to terms in the credit agreement. At December 31, 2020 and 2019, the Company had a drawn balance of $185.8 million and $133.3 million, respectively, outstanding on the unsecured revolver. The $52.5 million of additional borrowings in 2020 were used to support our growth and for general corporate purposes.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance, at December 31, 2020.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2020, unsecured loans of $61.5 million and secured letters of credit totaling $17.5 million were outstanding under the facility. During 2020, we borrowed an additional $51.5 million in unsecured loans to support our growth and for general corporate purposes.
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
The 2017 Facility contains certain financial and other covenants which we are in compliance with at December 31, 2020.
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
The terms of the Senior Debt contain certain covenants, with which we are in compliance at December 31, 2020, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
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
Years ended December 31, 2020, 2019, and 2018
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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2020.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
11.    Capital Stock
The Company’s authorized share capital consists of 200,000,000 common shares, par value $0.0002 per share (30,649,261 shares issued and outstanding at December 31, 2020) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding).
Share activity in 2019 and 2020 includes issuances from stock option exercises and RSU vesting, increasing the number of common shares outstanding from 29,988,460 at December 31, 2018 to 30,424,391 at December 31, 2019 and 30,649,261 at December 31, 2020.
The Company has 4,321,150 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The Board of Directors declared the following cash dividends in 2020, 2019, and 2018:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
July 28, 2020	$0.30	September 14, 2020	September 30, 2020	$9,292
October 27, 2020	$0.30	December 14, 2020	December 31, 2020	$9,305
Total	$1.20			$37,137
2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,205
July 30, 2019	$0.30	September 16, 2019	September 30, 2019	$9,231
November 5, 2019	$0.30	December 16, 2019	December 31, 2019	$9,229
Total	$1.20			$36,811
2018
February 22, 2018	$0.30	March 12, 2018	March 30, 2018	$9,049
May 1, 2018	$0.30	June 11, 2018	June 29, 2018	$9,066
August 1, 2018	$0.30	September 10, 2018	September 28, 2018	$9,081
November 7, 2018	$0.30	December 14, 2018	December 28, 2018	$9,089
Total	$1.20			$36,285
Included in the dividends are $449,000, $433,000 and $391,000 of dividend equivalents on RSUs, of which $663,000, $623,000 and $557,000 were payable as of December 31, 2020, 2019, and 2018, respectively.
12.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors. Under the Legacy Plan, employees received non-qualified stock options. There are no options outstanding under the Legacy Plan as of December 31, 2020 and no additional awards may be granted.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at December 31, 2020, 1,357,375 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at December 31, 2020, 101,746 shares are available for grant.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	643,851	$30.41	1,115,324	$29.02	1,479,236	$27.81
Granted	—	$—	—	$—	—	$—
Exercised	(180,527)	$25.70	(459,415)	$26.87	(308,025)	$22.01
Forfeited	—	$—	(12,058)	$36.84	(55,887)	$35.69
End of year	463,324	$32.25	643,851	$30.41	1,115,324	$29.02
Exercisable, end of year	463,324	$32.25	590,340	$29.34	814,421	$26.46
All of the outstanding options vest over three years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $3.8 million, $8.2 million and $4.6 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2020, 2019 and 2018 was $7.8 million, $7.1 million and $9.4 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2020, 2019 and 2018 was $7.8 million, $7.1 million and $8.5 million, respectively. The fair value used for calculating intrinsic values was $49.15, $41.21 and $36.54 at December 31, 2020, 2019 and 2018, respectively.
The weighted-average remaining contractual life of the options outstanding and exercisable at December 31, 2020 is 2.1 years. There were no options granted in 2020, 2019, or 2018. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model.
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	340,368	$41.50	300,142	$39.22	178,882	$37.93
Granted	272,608	$45.11	197,078	$42.56	227,481	$39.74
Vested	(165,344)	$41.49	(134,407)	$37.99	(83,384)	$37.61
Forfeited	(47,776)	$44.57	(22,445)	$41.32	(22,837)	$40.21
Unvested, end of year	399,856	$43.59	340,368	$41.50	300,142	$39.22
The vesting period of RSUs granted to employees range from one to five years and vest ratably over the respective vesting period, with the majority vesting in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2020, 2019 and 2018 was $7.2 million, $5.3 million and $3.2 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Share based compensation expense	$7,625	$7,178	$6,228
U.S. tax benefit on share based compensation expense	$1,001	$872	$716
As of December 31, 2020, the Company had $11.1 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
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
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. No distributions occurred in 2020, 2019 or 2018.
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
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2017.
Financial results for 2018 reflect the changes in loss reserve discounting required by the 2017 Tax Act. During 2018, the IRS published factors that allowed the Company to adjust its current and deferred tax liabilities based on the provisions of the Tax Act. The Tax Act has specific transition provisions associated with reserve discounting. The initial impact of the proposed regulations in 2018 was an increase to our deferred tax asset for the additional discount as of December 31, 2017 of $8.8 million offset by an increase to our deferred tax liability of $8.8 million representing the 8 year transition provision required by the Tax Act. During 2018, $1.1 million of this transition provision was recognized in our current provision and adjusted out of our deferred tax liability. The regulations were finalized in 2019, and the remaining reserve adjustment at December 31, 2019 based on these final regulations is $5.7 million to be recognized over the next six years at $950,000 per year. There were other provisions of the Tax Act for which the Company finalized its estimates during 2018, and the impact of these was immaterial.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 21% have been used in 2020, 2019 and 2018 for Bermuda and the U.S., respectively. U.S. income before Federal income taxes was $25.1 million, $70.7 million, and $37.5 million for the years ending December 31, 2020, 2019, and 2018, respectively. The Tax Act base-erosion and anti-abuse tax (“BEAT”) provisions impose a minimum tax on applicable taxpayers that make certain payments to related foreign persons. BEAT subjects the modified taxable income of an applicable taxpayer to a specified tax rate (10% in 2020). Modified taxable income is generally calculated by adding back certain payments to related foreign persons to regular taxable income. For the Company, reinsurance premiums paid by the Company’s U.S. insurance subsidiaries to JRG Re, a Bermuda entity that is not a U.S. taxpayer, are added back to regular taxable income in applying the BEAT provisions. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Federal income tax expense at applicable statutory rates	$5,272	$14,843	$7,875
Tax-exempt investment income	(260)	(230)	(272)
Dividends received deduction	(283)	(307)	(307)
Excess tax benefits on share based compensation	(679)	(1,099)	(567)
Effect of tax rate reduction on deferred tax liability	—	—	220
Base Erosion and Anti-Abuse Tax	2,843	—	—
Other	17	99	145
Federal income tax expense	$6,910	$13,306	$7,094
U.S. state income tax expense (benefit)	203	222	(86)
Total income tax expense	$7,113	$13,528	$7,008
The significant components of net deferred tax assets (liabilities) at the corporate income tax rate of 21% for the years ended December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$2,308	$2,563
Reserve for losses and loss adjustment expenses	14,265	12,286
Unearned premiums	9,753	8,226
Share based compensation	1,427	1,482
Allowance for doubtful accounts	2,130	1,188
Property and equipment	213	16
Other	4,810	1,974
Total deferred tax assets	34,906	27,735
Deferred tax liabilities:
Intangible assets	7,324	7,381
Net unrealized gains	12,201	5,792
Deferred policy acquisition costs	4,786	4,448
Equity method investments	8,839	9,316
Other	2,861	134
Total deferred tax liabilities	36,011	27,071
Net deferred tax (liabilities) assets	$(1,105)	$664
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2020 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2020 or 2019.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2020, 2019, and 2018, the Company paid $468,000, $586,000, and $823,000, respectively, of federal

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $1.2 million, $1.5 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.
14.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Amortization of policy acquisition costs	$75,578	$83,893	$111,103
Other underwriting expenses of the insurance segments	60,502	59,351	63,029
Other operating expenses of the Corporate and Other segment	29,418	27,664	26,903
Total	$165,498	$170,908	$201,035
Other expenses consist of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Employee severance	$1,967	$1,055	$1,386
Income on leased building the Company was previously deemed to own for accounting purposes	—	—	(623)
Legal and professional services related to secondary share offerings	—	—	337
Other	171	—	—
Impairment of intangible asset	—	—	200
Total	$2,138	$1,055	$1,300
15.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2020, 2019, and 2018, the expense associated with the Savings Plans totaled $3.5 million, $3.2 million, and $2.9 million, respectively.
16.    Commitments and Contingent Liabilities
The Company is involved in legal proceedings, including commercial matters and litigation regarding insurance claims arising in the ordinary course of its operations. The Company believes that the ultimate resolution of these matters will not materially impact its financial position, cash flows, or results of operations.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $7.3 million of letters of credit were issued through December 31, 2020 which were secured by deposits of $14.6 million. Under the 2013 Facility, $92.0 million of letters of credit were issued through December 31, 2020 which were secured by deposits of $115.7 million. Under the 2017 Facility, $17.5 million of letters of credit were issued through December 31, 2020 which were secured by deposits of $28.4 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $304.6 million at December 31, 2020.
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
Years ended December 31, 2020, 2019, and 2018
agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier.
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At December 31, 2020, the Company held collateral funds of $859.9 million. The funds withdrawn from the trust account, currently invested in short term U.S. Treasury securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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
17.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$58,704	$51,381	$(23,201)
U.S. income taxes	(6,967)	(3,510)	483
Unrealized gains (losses) arising during the period, net of U.S. income taxes	51,737	47,871	(22,718)
Less reclassification adjustment:
Net realized investment gains (losses)	1,045	1,081	(554)
U.S. income taxes	(93)	(152)	39
Reclassification adjustment for investment gains (losses) realized in net income	952	929	(515)
Other comprehensive income (loss)	$50,785	$46,942	$(22,203)
In addition to the net realized investment gains (losses) of $1.0 million, $1.1 million, and $(554,000) on available-for-sale fixed maturity securities for the years ended December 31, 2020, 2019, and 2018, the Company recognized net realized and unrealized investment gains (losses) in the respective years of $(15.4) million, $(10.1) million, and $1.1 million on its investments in bank loan participations and $(1.7) million, $6.0 million, and $(6.0) million on its investments in equity securities.
18.    Segment Information
The Company has four reportable segments, three of which are separately managed business units and the fourth (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers workers’ compensation insurance coverage as well as specialty admitted fronting and program business. The Casualty Reinsurance segment offers commercial liability and non-catastrophe property reinsurance to U.S. insurance companies and to the Company’s U.S.-based insurance subsidiaries. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income from investments classified as other invested assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment and Specialty Admitted Insurance

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
segment is included in the respective segment’s underwriting profit (loss). Gross fee income of $3.4 million ($1.6 million from the Excess and Surplus Lines segment and $1.8 million from the Specialty Admitted Insurance segment), $9.5 million ($9.1 million from the Excess and Surplus Lines segment and $421,000 from the Specialty Admitted Insurance segment) and $13.9 million (all from the Excess and Surplus Lines segment) was included in other income and in underwriting profit for the years ended December 31, 2020, 2019 and 2018, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2020
Gross written premiums	$699,143	$408,691	$149,166	$—	$1,257,000
Net earned premiums	415,168	57,505	134,133	—	606,806
Segment revenues	429,918	62,790	166,837	9,144	668,689
Net investment income	18,664	3,392	42,554	8,758	73,368
Interest expense	—	—	—	10,033	10,033
Underwriting profit (loss) of operating segments	9,752	4,185	(18,364)	—	(4,427)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,208,344	907,604	1,899,328	47,796	5,063,072

As of and for the Year Ended December 31, 2019
Gross written premiums	$922,320	$387,642	$160,773	$—	$1,470,735
Net earned premiums	625,528	54,338	143,880	—	823,746
Segment revenues	657,501	61,241	183,700	4,683	907,125
Net investment income	21,358	3,802	46,325	4,167	75,652
Interest expense	—	—	—	10,596	10,596
Underwriting profit (loss) of operating segments	19,157	5,913	(7,161)	—	17,909
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,481,934	786,433	1,699,473	56,565	5,024,405

As of and for the Year Ended December 31, 2018
Gross written premiums	$656,538	$374,346	$135,889	$—	$1,166,773
Net earned premiums	555,684	55,146	204,568	—	815,398
Segment revenues	580,785	56,717	243,178	4,919	885,599
Net investment income	14,456	3,262	38,838	4,700	61,256
Interest expense	—	—	—	11,553	11,553
Underwriting profit of operating segments	42,834	6,972	5,103	—	54,909
Segment goodwill	181,831	—	—	—	181,831
Segment assets	972,111	633,689	1,453,754	77,222	3,136,776

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
The following table reconciles the underwriting (loss) profit of operating segments by individual segment to income before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$9,752	$19,157	$42,834
Specialty Admitted Insurance	4,185	5,913	6,972
Casualty Reinsurance	(18,364)	(7,161)	5,103
Total underwriting (loss) profit of operating segments	(4,427)	17,909	54,909
Other operating expenses of the Corporate and Other segment	(29,418)	(27,664)	(26,903)
Underwriting (loss) profit	(33,845)	(9,755)	28,006
Net investment income	73,368	75,652	61,256
Net realized and unrealized losses on investments	(16,030)	(2,919)	(5,479)
Other income	1,153	1,137	505
Other expenses	(2,138)	(1,055)	(1,300)
Interest expense	(10,033)	(10,596)	(11,553)
Amortization of intangible assets	(538)	(597)	(597)
Income before income taxes	$11,937	$51,867	$70,838
The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Excess Casualty	$213,037	$118,954	$66,452
General Casualty	125,433	115,832	54,127
Manufacturers and Contractors	122,880	105,096	79,160
Energy	51,109	45,442	33,942
Excess Property	37,332	31,606	16,963
Life Sciences	35,163	24,462	16,636
Commercial Auto	30,029	405,565	322,126
Allied Health	26,918	26,713	30,450
Small Business	24,790	19,725	14,808
Environmental	17,753	16,539	10,499
Professional Liability	6,881	6,441	5,916
Sports and Entertainment	6,118	4,212	3,685
Medical Professionals	1,700	1,733	1,774
Total Excess and Surplus Lines segment	699,143	922,320	656,538
Specialty Admitted Insurance segment	408,691	387,642	374,346
Casualty Reinsurance segment	149,166	160,773	135,889
Total	$1,257,000	$1,470,735	$1,166,773
The Company does business with three brokers that generated $165.8 million, $157.5 million and $128.9 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2020, representing 13.2%, 12.5%

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
and 10.3% of consolidated gross written premiums and 23.7%, 22.5% and 18.4% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2020. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2020.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $125.5 million (Atlas General Insurance Services) and $46.4 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2020, representing 10.0% and 3.7% of the consolidated gross written premiums and 30.7% and 11.4% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2020.
The Company does business with three brokers that generated $55.8 million, $34.9 million, and $22.4 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2020, representing 4.4%, 2.8%, and 1.8% of consolidated gross written premiums and 37.4%, 23.4%, and 15.0% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2020. The Casualty Reinsurance segment assumed business from three unaffiliated ceding companies that generated $85.1 million, $23.1 million, and $19.1 million of gross written premiums for the year ended December 31, 2020, representing 6.8%, 1.8%, and 1.5% of consolidated gross written premiums and 57.0%, 15.5%, and 12.8% of the Casualty Reinsurance segment’s gross written premiums, respectively.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company's investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2018.
The Company reviews fair value prices provided by its outside investment accounting service provider or investment managers for reasonableness by comparing the fair values provided by the managers to those provided by its investment custodian. The Company also reviews and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for our investment manager that obtains fair values from independent pricing services.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$296,405	$—	$296,405
Residential mortgage-backed	—	293,848	—	293,848
Corporate	—	766,822	—	766,822
Commercial mortgage and asset-backed	—	326,719		326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	99,384	464	—	99,848
Total fixed maturity securities, available-for-sale	$99,384	$1,684,258	$—	$1,783,642
Equity securities:
Preferred stock	$—	$67,495	$—	$67,495
Common stock	15,793	5,015	672	21,480
Total equity securities	$15,793	$72,510	$672	$88,975
Bank loan participations	$—	$147,296	$308	$147,604
Short-term investments	$—	$130,289	$—	$130,289
Assets measured at fair value on a recurring basis as of December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$167,101	$—	$167,101
Residential mortgage-backed	—	264,146	—	264,146
Corporate	—	632,221	—	632,221
Commercial mortgage and asset-backed	—	252,457	—	252,457
U.S. Treasury securities and obligations guaranteed by the U.S. government	115,173	494	—	115,667
Redeemable preferred stock	—	2,034	—	2,034
Total fixed maturity securities, available-for-sale	$115,173	$1,318,453	$—	$1,433,626
Equity securities:
Preferred stock	$—	$62,747	$—	$62,747
Common stock	14,669	3,276	43	17,988
Total equity securities	$14,669	$66,023	$43	$80,735
Short-term investments	$—	$156,925	$—	$156,925
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations (following the Company's election of the fair value option in accounting for bank loan participations

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
effective January 1, 2020) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$43	$4,442	$4,680
Transfers in to Level 3	358	3,010	—
Transfers out of Level 3	(767)	(7,238)	—
Purchases	1,417		214
Sales	—	—	—
Maturities and calls	(17)		(452)
Amortization of discount	2	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(56)	(171)	—
Included in other comprehensive income	—	—	—
Ending balance	$980	$43	$4,442
The Company held one available-for-sale fixed maturity security and one equity security at December 31, 2018 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $4.4 million for the securities at December 31, 2018. During 2019, the Company was able to obtain a quoted price from a pricing vendor for the available-for-sale fixed maturity security, and the security was transferred to Level 2.
The Company held one equity security at December 31, 2019 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the equity security of $43,000 at December 31, 2019. During 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. The Company was subsequently able to obtain a quoted price from a pricing vendor for the equity security and it was transferred from Level 3 to Level 2.
At December 31, 2020, the Company held one bank loan participation and two equity securities for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $980,000. During 2020, the Company was able to obtain a quoted price from a vendor for two bank loan participations and one equity security and transferred them to Level 2.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2020, 2019 or 2018. The Company recognizes transfers between levels at the beginning of the reporting period.
In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. Prior to the election, bank loan participations were classified as held-for-investment and carried at amortized cost net of any allowance for credit losses. Prior to January 1, 2020, the Company measured certain bank loan participations at fair value on a non-recurring basis as part of the Company's impairment evaluation when loans were determined by management to be impaired. Bank loan participations held-for-investment that were determined to be impaired were written down to their fair value at December 31, 2019 as shown below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
December 31, 2019
Bank loan participations held-for-investment	$—	$—	$6,949	$6,949

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2020 and 2019.
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,783,642	$1,783,642	$1,433,626	$1,433,626
Equity securities	88,975	88,975	80,735	80,735
Bank loan participations	147,604	147,604	260,864	252,423
Cash and cash equivalents	162,260	162,260	206,912	206,912
Restricted cash equivalents	859,920	859,920	1,199,164	1,199,164
Short-term investments	130,289	130,289	156,925	156,925
Other invested assets – notes receivable	4,500	5,302	13,250	18,756
Liabilities
Senior debt	262,300	250,953	158,300	158,043
Junior subordinated debt	104,055	110,612	104,055	122,193
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity.
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2020 and 2019 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2020 and 2019, respectively.
The fair values of senior debt and junior subordinated debt at December 31, 2020 and 2019 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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
Years ended December 31, 2020, 2019, and 2018
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
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2020, 2019, and 2018 and for the years then ended are summarized as follows:

	2020	2019	2018
	(in thousands)
Statutory net (loss) income	$(710)	$3,586	$6,770
Statutory capital and surplus	286,449	266,715	241,668
Minimum required statutory capital and surplus	100,170	111,208	24,850
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2020, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
The Company has two Bermuda-based insurance subsidiaries: JRG Re, a Class 3B insurer and Carolina Re, a Class 3A insurer.  Under the Bermuda Insurance Act 1978 and related regulations, an insurer must maintain minimum statutory capital and surplus at the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”), which is the higher of the MSM and capital calculated by the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal model.  The combined estimated Bermuda insurers minimum statutory solvency margin required at December 31, 2020 was approximately $172.9 million (2019: $161.4 million). Actual combined statutory capital and surplus at December 31, 2020 was $615.2 million (2019: $502.6 million). The insurers had combined statutory net income of $20.8 million for 2020, $53.2 million for 2019, and $86.5 million for 2018.  The combined ECR for the year ended December 31, 2019 was $377.3 million.  The BSCR models for the year ended December 31, 2020 will not be filed with the Bermuda Monetary Authority until April 30, 2021.  The Company believes that the minimum statutory capital and surplus requirements will be met.
The insurers must also maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, quoted alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total insurance provisions and other liabilities less deferred income taxes and letters of credit, guarantees and other instruments. As of December 31, 2020 the minimum liquidity ratio requirements were met.
21.    Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2021 without regulatory approval is $28.6 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2020, 2019, and 2018
Bermuda
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach.  An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet).  The maximum combined amount of dividends and return of capital that can be paid without prior regulatory approval from our Bermuda insurers at December 31, 2020 is calculated to be approximately $153.8 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
As of December 31, 2020, JRG Holdings had consolidated retained earnings of $49.2 million, all of which was available for the payment of dividends to shareholders.
22.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $1.9 million, $2.1 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Chief Executive Officer of the Company previously owned a plane that the Company periodically leased. Total fees paid by the Company for the use of this plane were $123,000 in 2018 (none in 2019 or 2020).
23.    Subsequent Events
On February 17, 2021, the Board of Directors declared a cash dividend of $0.30 per share. The dividend is payable on March 31, 2021 to shareholders of record on March 15, 2021.
On February 17, 2021, the Board of Directors granted awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors. RSUs for 138,936 shares were awarded with a fair value on the date of grant of $50.24 per share. The RSUs vest over one to three year periods, depending on the award.
On January 14, 2021, the Company's Corporate and Other and Excess and Surplus Lines segments invested $5.0 million and $4.0 million, respectively, in notes receivable for renewable energy projects. The notes, issued by an entity for which two of our recent former directors serve as officers, pay interest at 12% per annum and mature in 2025.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$277,241	$296,405	$296,405
Residential mortgage-backed	286,104	293,848	293,848
Corporate	715,145	766,822	766,822
Commercial mortgage and asset-backed	314,911	326,719	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	99,848	99,848
Total fixed maturity securities, available-for-sale	1,690,890	1,783,642	1,783,642
Equity securities:
Preferred Stock	54,228	67,495	67,495
Common Stock	27,470	21,480	21,480
Total equity securities	81,698	88,975	88,975
Bank loan participations	154,728	147,604	147,604
Short-term investments	130,289	130,289	130,289
Other invested assets			11,903
Total invested assets			$2,162,413

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2020	2019
	(in thousands)
Assets
Cash and cash equivalents	$571	$1,521
Investment in subsidiaries	1,145,887	987,221
Due from subsidiaries	1,140	7,371
Other assets	3,116	2,842
Total assets	$1,150,714	$998,955
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,824	$1,592
Senior debt	247,300	143,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	70,000	40,000
Due to subsidiaries	19,391	18,822
Other liabilities	663	732
Total liabilities	355,106	220,374
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	6	6
Additional paid-in capital	664,476	657,875
Retained earnings	49,227	89,586
Accumulated other comprehensive income	81,899	31,114
Total shareholders’ equity	795,608	778,581
Total liabilities and shareholders’ equity	$1,150,714	$998,955

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Parent Company)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues:
Other income	$45	$61	$58
Total revenues	45	61	58
Expenses:
Other operating expenses	14,960	14,267	13,768
Other expenses	—	—	337
Interest expense	6,234	5,047	5,122
Total expenses	21,194	19,314	19,227
Loss before equity in net income of subsidiaries	(21,149)	(19,253)	(19,169)
Equity in net income of subsidiaries	25,973	57,592	82,999
Net income	$4,824	$38,339	$63,830
Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	50,785	46,942	(22,203)
Total comprehensive income	$55,609	$85,281	$41,627
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities
Net income	$4,824	$38,339	$63,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for depreciation and amortization	216	182	176
Share based compensation expense	7,625	7,178	6,228
Equity in undistributed earnings of subsidiaries	(25,973)	(49,592)	6,000
Changes in operating assets and liabilities	6,433	(2,782)	(5,653)
Net cash (used in) provided by operating activities	(6,875)	(6,675)	70,581
Investing activities
Net cash provided by investing activities	—	—	—
Financing activities
Dividends paid	(37,051)	(36,720)	(36,123)
Senior debt issuance	164,000	60,000	20,000
Senior debt repayments	(60,000)	(20,000)	—
Subsidiary note issuance	30,000	—	—
Subsidiary note repayments	—	—	(60,000)
Contribution to subsidiary	(90,000)	—	—
Debt issue costs paid	—	(711)	—
Issuances of common shares under equity incentive plans	2,580	8,286	5,172
Common share repurchases	(3,604)	(2,899)	(2,239)
Net cash provided by (used in) financing activities	5,925	7,956	(73,190)
Change in cash and cash equivalents	(950)	1,281	(2,609)
Cash and cash equivalents at beginning of period	1,521	240	2,849
Cash and cash equivalents at end of period	$571	$1,521	$240
Supplemental information
Interest paid	$6,530	$5,710	$5,052
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
Upon adoption of this ASU, the Company established an allowance for credit losses on reinsurance balances through a $265,000 (net of tax) cumulative effect adjustment to retained earnings. Because we purchase reinsurance from financially strong reinsurers or we have collateral securing the recoverables, the effect of adoption was not material to our financial position.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2020
Excess and Surplus Lines	$25,875	$1,276,054	$345,976	$415,168	$18,664	$318,467	$49,387	$88,520	$450,346
Specialty Admitted	(3,073)	600,309	136,355	57,505	3,392	41,928	(4,525)	13,213	59,884
Casualty Reinsurance	40,151	315,717	148,040	134,133	42,554	118,150	30,716	34,347	137,544
Corporate and Other	—	—	—	—	8,758	—	—	29,418	—
Total	$62,953	$2,192,080	$630,371	$606,806	$73,368	$478,545	$75,578	$165,498	$647,774
December 31, 2019
Excess and Surplus Lines	$24,428	$1,245,581	$267,924	$625,528	$21,358	$528,133	$49,720	$87,326	$685,814
Specialty Admitted	(2,902)	511,027	115,606	54,338	3,802	34,860	(3,560)	13,986	58,637
Casualty Reinsurance	40,480	288,898	140,847	143,880	46,325	109,109	37,733	41,932	151,699
Corporate and Other	—	—	—	—	4,167	—	—	27,664	—
Total	$62,006	$2,045,506	$524,377	$823,746	$75,652	$672,102	$83,893	$170,908	$896,150
December 31, 2018
Excess and Surplus Lines	$16,736	$960,562	$175,231	$555,684	$14,456	$437,904	$48,299	$88,865	$571,098
Specialty Admitted	(1,829)	426,315	84,659	55,146	3,262	32,623	(1,792)	15,551	55,840
Casualty Reinsurance	39,543	274,582	126,583	204,568	38,838	129,749	64,596	69,716	135,734
Corporate and Other	—	—	—	—	4,700	—	—	26,903	—
Total	$54,450	$1,661,459	$386,473	$815,398	$61,256	$600,276	$111,103	$201,035	$762,672

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2020
Excess and Surplus Lines Written Premiums	$699,143	$248,797	$—	$450,346	—
Specialty Admitted Written Premiums	404,851	348,807	3,840	59,884	6.4%
Casualty Reinsurance Written Premiums	—	11,622	149,166	137,544	108.4%
Total Written Premiums	$1,103,994	$609,226	$153,006	$647,774	23.6%
Year Ended December 31, 2019
Excess and Surplus Lines Written Premiums	$922,320	$236,506	$—	$685,814	—
Specialty Admitted Written Premiums	383,628	329,005	4,014	58,637	6.8%
Casualty Reinsurance Written Premiums	—	9,074	160,773	151,699	106.0%
Total Written Premiums	$1,305,948	$574,585	$164,787	$896,150	18.4%
Year Ended December 31, 2018
Excess and Surplus Lines Written Premiums	$656,538	$85,440	$—	$571,098	—
Specialty Admitted Written Premiums	370,684	318,506	3,662	55,840	6.6%
Casualty Reinsurance Written Premiums	—	155	135,889	135,734	100.1%
Total Written Premiums	$1,027,222	$404,101	$139,551	$762,672	18.3%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2020
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$5,659	$3,318	$(660)	$8,317
Allowance for Credit Losses on Bank Loans	7,181	—	(7,181)	—
Total	$12,840	$3,318	$(7,841)	$8,317
Year Ended December 31, 2019
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$3,948	$2,523	$(812)	$5,659
Allowance for Credit Losses on Bank Loans	—	8,898	(1,717)	7,181
Total	$3,948	$11,421	$(2,529)	$12,840
Year Ended December 31, 2018
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$2,757	$1,504	$(313)	$3,948
Allowance for Credit Losses on Bank Loans	3,219	950	(4,169)	—
Total	$5,976	$2,454	$(4,482)	$3,948
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

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Deferred policy acquisition costs	$62,953	$62,006	$54,450
Reserve for losses and loss adjustment expenses	2,192,080	2,045,506	1,661,459
Unearned premiums	630,371	524,377	386,473
Net earned premiums	606,806	823,746	815,398
Net investment income	73,368	75,652	61,256
Losses and loss adjustment expenses incurred:
Current year	386,341	603,094	582,604
Prior year	92,204	69,008	17,672
Total losses and loss adjustment expenses incurred	478,545	672,102	600,276
Amortization of policy acquisition costs	75,578	83,893	111,103
Paid losses and loss adjustment expenses, net of reinsurance	469,945	488,729	396,013
Net written premiums	647,774	896,150	762,672