Form 10-K/A
period 2020-12-31
James River Group Holdings, Ltd.
filed 2021-04-09
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
James River Group Holdings, Ltd. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2021 Annual General Meeting of Shareholders within 120 days of December 31, 2020, as it intends to delay its 2021 Annual General Meeting of Shareholders to a later date within the 2021 fiscal year.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
Our bye-laws provide for a classified Board of Directors, with members of each class serving staggered three-year terms. We have two directors in Class I whose term ends at our 2021 annual general meeting of shareholders, four directors in Class II whose term ends at our 2022 annual general meeting of shareholders and three directors in Class III whose term ends at our 2023 annual general meeting of shareholders. At each annual meeting, successors to the class of directors whose term expires at that annual general meeting of shareholders will be elected for a term of three years.
The names of our directors, and certain information about them as of March 19, 2021, are set forth below.

Name	Age	Position(s) with the Company	Class
Christopher L. Harris	51	Director	I
Patricia H. Roberts	65	Director	I
Janet Cowell	52	Director	II
Jerry R. Masters	62	Director	II
Ollie L. Sherman, Jr.	69	Director	II
Sundar Srinivasan	48	Director	II
J. Adam Abram	65	Non-Executive Chairman of the Board	III
Frank D’Orazio	52	Director and Chief Executive Officer	III
Michael T. Oakes	56	Director	III
The following biographical information is furnished as to each director.
Christopher L. Harris has served as one of our directors since November 2018. Mr. Harris served as a director and the Chief Executive Officer of Montpelier Re Holdings Ltd., a property and casualty reinsurer, from 2008 until 2015. From 2002 to 2008, Mr. Harris held executive officer positions with increasing responsibilities at Montpelier Re Holdings Ltd. Additionally, Mr. Harris has served since 2018 as a director of Bermuda Fire & Marine, a company that offers insurance and investment products and is traded on the Bermuda Stock Exchange. Mr. Harris has served since 2020 as a director of Catalina Holdings (Bermuda) Ltd., a company that acquires and manages non-life insurance reinsurance companies and portfolios in run-off. Mr. Harris served from 2016 to 2018 as a member of the board of directors of a subsidiary of Hiscox Ltd., an insurer and reinsurer traded on the London Stock Exchange, and as Chairman of the Board of Blue Capital Reinsurance Holdings from 2013 to 2015. Mr. Harris received a B.S. in Mathematics from the University of North Texas and an M.B.A. from Northcentral University. Mr. Harris is a Fellow of the Casualty Actuarial Society, a Chartered Property and Casualty Underwriter and a CFA.
We believe that Mr. Harris’ qualifications to serve on our Board of Directors include his extensive experience in insurance, reinsurance and risk management, his prior service as an executive officer and director in the insurance industry, as well as his experience with capital markets transactions and investment management.
Patricia H. Roberts has served as one of our directors since July 2019. She retired in 2012 from her dual position as President and Chairman of General Star Management Company and President and Chairman of Genesis Management and Insurance Services Corporation, two wholly-owned subsidiaries of General Reinsurance Corporation (“GenRe”). Ms. Roberts began working at GenRe in 1977 and held positions with increasing levels of responsibility. Ms. Roberts served on the Navigators Group Inc. (“Navigators”) board from 2014 until 2019 when Navigators was sold to Hartford Financial Services Group. Ms. Roberts holds a Bachelor of Science degree in Business Administration from George Mason University, and received her CPCU (Chartered Property Casualty Underwriter) designation in 1985.
We believe Ms. Roberts’s qualifications to serve on our Board of Directors include her management experience at GenRe, her knowledge of the insurance and reinsurance industry, her operational and strategic expertise and her experience as a public company board member.

Janet Cowell has served as one of our directors since May 2016. Ms. Cowell serves as the President and Chief Executive Officer of Dix Park Conservancy in Raleigh, North Carolina. Ms. Cowell served as Treasurer of the State of North Carolina from 2009 through 2016 and Chief Executive Officer of Girls Who Invest from 2018 through 2020. Before that, Ms. Cowell served as a member of the North Carolina State Senate from 2004 to 2008. Prior to that, she served as a member of the Raleigh City Council from 2001 to 2004, and before that she worked as a business consultant with Sibson & Co. and a securities analyst with HSBC Bank and Lehman Brothers. Ms. Cowell has served as a director of ChannelAdvisor Corporation, an e-commerce cloud platform company, since 2016. Ms. Cowell has served as the independent chair of IFM’s Global Infrastructure Fund Investor Advisor Committee since January 2019. Ms. Cowell received a B.A. from the University of Pennsylvania, an M.B.A. from the Wharton School of Business and an M.A. from the Lauder Institute. Ms. Cowell is also a level 1 CFA.
We believe that Ms. Cowell’s qualifications to serve on our Board of Directors include her financial knowledge and significant investment and management experience.
Jerry R. Masters has served as one of our directors since December 2014. Mr. Masters is currently a private investor. From 1991 to 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation, last serving as Senior Director, a role in which he was responsible for external and internal financial reporting, budgeting and forecasting. From 1980 to 1991, Mr. Masters was a CPA with Deloitte & Touche LLP, where he was a firm-designated insurance specialist. From 2005 until 2014, Mr. Masters served on the board of directors of TransMontaigne Partners LP, a publicly traded oil pipeline and terminal company, as chairman of the Audit and Compensation Committees. Mr. Masters is also chairman of the board of directors of Sandhills State Bank. Mr. Masters majored in Accounting and holds a B.S. in business administration from the University of Nebraska.
We believe Mr. Masters’ qualifications to serve on our Board of Directors include his financial and accounting knowledge and extensive financial management experience and executive management experience, including overseeing external and internal financial reporting at a large corporation.
Ollie L. Sherman, Jr. has served as one of our directors since May 2016. Mr. Sherman retired as a Managing Principal with Towers Watson in 2010. At Towers Watson, Mr. Sherman functioned as a consulting actuary and practice manager for the company’s property and casualty division for over 25 years. Prior to joining Towers Watson, Mr. Sherman was employed by the Travelers Insurance Company for ten years where he had overall responsibility for countrywide workers’ compensation pricing. Mr. Sherman graduated from the University of Virginia with a B.S. in applied mathematics, and he is a Fellow of the Casualty Actuarial Society.
We believe that Mr. Sherman’s qualifications to serve on our Board of Directors include his extensive experience as a consulting actuary in property and casualty insurance.
Sundar Srinivasan has served as one of our directors since November 2018, and previously served on our Board from 2007 to 2012. Since 2016, Mr. Srinivasan has served as the Chief Executive Officer of Emerald Lake Safety, a pharmaceutical research company which he founded. Mr. Srinivasan also served from 2013 to 2016 as the managing partner of Brookline Advisors LLC, an investment advisory firm advising major institutional investors. From 2003 to 2012, Mr. Srinivasan served as a portfolio manager at Elliott Associates, a multi-strategy investment fund, and prior to that, as a Vice President of Investment Banking at Morgan Stanley, where he specialized in financial institutions. Mr. Srinivasan also previously served as a management consultant at Oliver Wyman. From 2008 to 2009, Mr. Srinivasan served as Chairman of the Board of the general partner of Blue Knight Energy Partners (formerly known as Semgroup Energy Partners, L.P.), a company providing support services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. From 2004 to 2005, Mr. Srinivasan served as Chairman of the Board of Dice, Inc., a company engaged in online technology recruiting and career development. From 2005 to 2008, he was also the Chairman of the Board of Answer Financial, a large personal lines insurance agency.
We believe that Mr. Srinivasan’s qualifications to serve on our Board of Directors include his extensive investment management and investment banking experience and knowledge of financial institutions and of the Company based upon his prior service on our Board.

J. Adam Abram has served as Non-Executive Chairman of the Board since November 2020. He previously served as Chief Executive Officer and Executive Chairman of the Board from August 2019 through November 2020 and from September 2014 through December 2017. Mr. Abram was Non-Executive Chairman of the Board from January 2018 to August 2019 and from October 2012 through September 2014. Mr. Abram was a founder of James River Group, Inc., our principal subsidiary, and he served as the Executive Chairman, President and Chief Executive Officer of James River Group, Inc. from its inception in 2002 through 2007 and from March 2008 until October 2012. From 2002 through 2007, and from March 2008 until October 2012, Mr. Abram also periodically served in different roles at various operating units. Mr. Abram served as lead independent director of the Yadkin Financial Corporation (“Yadkin”), a bank holding company, from July 2014 until its acquisition by F. N. B. Corporation in March 2017 and, prior to that, as the Chairman of the Board of VantageSouth Bancshares, Inc., a bank holding company, and its subsidiary bank, VantageSouth Bank, from November 2011 until its acquisition by Yadkin in July 2014. He also served as Chairman of Piedmont Community Bank Holdings, Inc., a bank holding company, from the time he co-founded it in 2009 until it was also acquired by Yadkin in July 2014. Mr. Abram received his B.A. from Harvard University.
We believe Mr. Abram’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer and director in the insurance industry, experience as a founder of several financial services and other companies and his detailed knowledge of the Company gained from his service as Chairman of the Board and former Chief Executive Officer of the Company.
Frank D’Orazio has served as our Chief Executive Officer and a director since November 2020. Mr. D’Orazio formerly served as Corporate Chief Operating Officer and Chief of Staff of Allied World Assurance Company Holding, Ltd. (“Allied World”), a global provider of property, casualty and specialty insurance and reinsurance, from March 2019 through January 2020. Prior to that, Mr. D’Orazio served as President, Underwriting and Global Risk of Allied World from December 2014 through February 2019. From September 2009 to December 2014, Mr. D’Orazio served as the President — Bermuda and International Insurance of Allied World Ltd. From June 2003, when Mr. D’Orazio joined Allied World, through September 2009, Mr. D’Orazio held leadership roles with increasing responsibility in the company’s general casualty business and in underwriting. Before joining Allied World, Mr. D’Orazio worked for the retail insurance market arm of Munich-American Re-Insurance from August 1994 to May 2003, where he held a succession of underwriting and management positions. Prior to that Mr. D’Orazio held various underwriting positions in the excess casualty division of the Chubb Group of Insurance Companies from June 1990 to July 1994. Mr. D’Orazio received a B.A. from Fairfield University.
We believe that Mr. D’Orazio’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer in the insurance industry and significant insurance and underwriting knowledge.
Michael T. Oakes has served as one of our directors since December 2007. Mr. Oakes has served as the President of Conifer Group, Inc., a consulting company, since February 2011. Prior to this, Mr. Oakes served as Executive Vice President of the Company from June 2010 until his retirement in January 2011. From December 2007 through June 2010, Mr. Oakes served as our Chief Financial Officer, and from March 2008 through June 2010, he served as our Chief Executive Officer. From 2004 through 2007, he served as Chief Financial Officer of James River Group and from 1998 until 2004, Mr. Oakes was a Managing Director in the Insurance Investment Banking Group at Keefe, Bruyette & Woods, Inc., an investment banking firm based in New York. Mr. Oakes received a B.S. in business administration with a concentration in accounting from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard Business School.
We believe Mr. Oakes’s qualifications to serve on our Board of Directors include his broad range of management and investment banking experience, with a focus on financial institutions and insurance companies, as well as his background in accounting and investment banking.
There are no family relationships among any of our directors or executive officers.
Executive Officers
The following table identifies each of our executive officers and their age as of March 19, 2021:

Name	Age	Position
Frank D’Orazio	52	Chief Executive Officer
Robert P. Myron	52	President and Chief Operating Officer
Sarah C. Doran	47	Chief Financial Officer
Richard Schmitzer	65	President and Chief Executive Officer of the Excess and Surplus Lines segment
Terence McCafferty	57	President and Chief Executive Officer of the Specialty Admitted Insurance segment
Daniel Heinlein	35	President and Chief Executive Officer of the Casualty Reinsurance segment

The following biographical information is furnished regarding each of our executive officers, excluding Mr. D’Orazio, whose biographical information is included above in the section “Our Board of Directors".
Robert P. Myron has served as our President and Chief Operating Officer since August 2019, and served as a director from December 2010 to October 2020. Previously, he served as our President and Chief Executive Officer from October 2012 to September 2014, and January 2018 to August 2019. Mr. Myron served as our President and Chief Operating Officer from September 2014 to December 2017. He is also a director and President and Chief Operating Officer of our U.S. holding company and an administrator of one of our Delaware statutory trusts. Mr. Myron served as our Chief Financial Officer from June 2010 until September 2012. Prior to that time, Mr. Myron served as Senior Vice President, Treasurer and Chief Risk Officer of The Hanover Insurance Group, Inc., a property-casualty insurance company, from 2007 until 2010, and before that, as Executive Vice President and Chief Financial Officer of Argo Group International Holdings Ltd., an insurance and reinsurance company, from August 2007 to October 2007. Prior to that, Mr. Myron was Executive Vice President and Chief Financial Officer of PXRE Group, Ltd., a property reinsurer, from 2005 to August 2007, and before that, served as Treasurer from 2003 to 2005. Prior to PXRE, Mr. Myron was the President of Select Reinsurance Ltd., a privately-held Bermuda-based property-casualty reinsurer, from 1999 to 2003. Mr. Myron received his B.S. from Babson College. He also holds the Associate in Reinsurance designation and is a Certified Public Accountant.
Sarah C. Doran has served as the Company’s Chief Financial Officer since January 2017. Ms. Doran also serves as a Director of our U.K. holding company and a director and officer of most of our domestic subsidiaries. Before joining the Company, Ms. Doran served as Senior Vice President, Strategy, Investor Relations and Treasurer of Allied World Assurance Company Holdings, AG, an international provider of property, casualty and specialty insurance and reinsurance, since April 2013. Prior to that, Ms. Doran worked as an investment banker in the Financial Institutions Group of Barclays and Lehman Brothers. Ms. Doran received an M.B.A. from the University of Chicago and a B.A. in Government from the University of Notre Dame.
Richard Schmitzer has served as the President and Chief Executive Officer and a director of James River Insurance Company and our other subsidiaries in our Excess and Surplus Lines segment since March 2010. He joined James River Insurance Company in July 2009 as Senior Vice President and Chief Underwriting Officer. Prior to that, Mr. Schmitzer served nineteen years at Scottsdale Insurance Company, a subsidiary of Nationwide Mutual, where he served in a variety of underwriting and underwriting management roles, most recently as Vice President of Brokerage, Professional Liability and Programs. Mr. Schmitzer received his B.S. in business administration from Central Michigan University.
Terence McCafferty has served as President and Chief Executive Officer and a director of Falls Lake National Insurance Company and our other subsidiaries in our Specialty Admitted Insurance segment since joining the Falls Lake Insurance group in October 2018. Prior to that, he served from 2015 to 2018 as Head of Group Captives and Alternative Risk at Zurich Insurance Group. From 2006 to 2015, he served as Chief Operating Officer at Zurich Programs and Direct Markets. From 2000 to 2006, he held multiple Vice President positions at Farmers Insurance Group, a property and casualty insurance company, including in Finance Operations, Corporate Planning and property and casualty insurance operations. He served as Assistant Vice President at Zurich Personal Insurance, Recreational Products, from 1998 to 2000. Mr. McCafferty began his career as an auditor at Ernst & Young. He has also worked at Great American Insurance in Internal Audit, Financial Reporting and Product Management. Mr. McCafferty received his M.B.A. in Finance from Xavier University and B.A. in Finance and Accounting from Miami University.
Daniel Heinlein has served as the President and Chief Executive Officer and a director of JRG Reinsurance Company Ltd. (“JRG Re”), the Company’s subsidiary engaged in third-party casualty reinsurance business, since April 2018. He most recently held the position of Vice President of Underwriting for JRG Re, and served in positions with increasing responsibility at JRG Re from the time he joined the company in 2012. Prior to that, Mr. Heinlein served as Assistant Vice President at Willis Re Inc., a risk management consulting company. Mr. Heinlein is a graduate of Appalachian State University with a B.S. in Business Administration with majors in Finance and Banking and Risk Management and Insurance.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, members of our Board of Directors, persons who own more than 10% of our common shares, or any other person subject to Section 16 of the Exchange Act with respect to our common shares (collectively, “Company Section 16 Persons”), to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on review of the copies of reports filed on EDGAR and written representations that no other reports were required, all filing requirements under Section 16(a) of the Exchange Act applicable to the Company Section 16 Persons were complied with during the year ended December 31, 2020. However, one Form 4 filed in March 2019 for Michael E. Crow, our Chief Accounting Officer, inadvertently omitted shares sold in the open market following the exercise of a stock option.

Code of Conduct
We have a Code of Conduct (the “Code of Conduct”) applicable to our directors, officers and employees that complies with the requirements of applicable rules and regulations of the SEC and the NASDAQ Stock Market. This code is designed to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of avoiding actual or apparent conflicts of interest between personal and professional responsibilities to the Company;
•full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us, as well as communications with insurance and other regulators;
•compliance with applicable governmental laws, rules and regulations;
•prompt reporting of violations of the Code of Conduct to the Chairman of our Audit Committee; and
•accountability for adherence to the Code of Conduct.
Our Code of Conduct is available on the Investor Relations portion of our website.
Audit Committee
Our Audit Committee consists of Messrs. Masters (Chairman), Harris, Sherman and Ms. Cowell. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Additionally, each of the members of our Audit Committee has been identified by our Board of Directors as an “audit committee financial expert” (“AC Financial Expert”) as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Masters acquired the skills necessary to qualify as an AC Financial Expert through his experience as a Senior Director at Microsoft Corporation, where he was responsible for external and internal financial reporting, his accounting and auditing experience while at Deloitte & Touche and his work with the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee. Ms. Cowell acquired the skills necessary to qualify as an AC Financial Expert through her experience as the State Treasurer of North Carolina, where she oversaw the finances of the State as well as a significant number of local governments, including review and submission of their audited financial statements, and her M.B.A. from the Wharton School of Business and status as a level 1 CFA. Mr. Harris acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Executive Officer of Montpelier Re Holdings Ltd. supervising the principal financial officer and other senior financial personnel, his M.B.A. education and status as a CFA. Mr. Sherman acquired the skills necessary to qualify as an AC Financial Expert through his experience at Towers Watson as a consulting actuary and manager for the company’s property and casualty insurance practice, where his responsibilities included the review of property and casualty insurance financial data in connection with the issuance of actuarial opinions for use in connection with financial statements and other financial analysis.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The purpose of this Compensation Discussion and Analysis is to provide information about the Company’s compensation philosophy, objectives and other relevant policies with respect to the compensation of our executive officers who are named in the Summary Compensation Table below (our “named executive officers”), and the material factors relevant to an analysis of these policies and decisions. The named executive officers for 2020 are:
•Frank D’Orazio, who became our Chief Executive Officer on November 2, 2020;
•J. Adam Abram, who served as our Chief Executive Officer until November 1, 2020, and continues to serve as our Non-Executive Chairman;
•Robert P. Myron, our President and Chief Operating Officer;
•Sarah C. Doran, our Chief Financial Officer;
•Richard Schmitzer, the President and Chief Executive Officer of James River Insurance Company and our other subsidiaries engaging in our excess and surplus lines insurance business;
•Terence McCafferty, the President and Chief Executive Officer of Falls Lake National Insurance Company and our other subsidiaries engaging in our specialty admitted insurance business; and
•Daniel Heinlein, the President and Chief Executive Officer of JRG Re, our subsidiary engaging in our third-party casualty reinsurance business.

Compensation Philosophy and Objectives
In designing our executive compensation program, we seek to achieve three principal objectives. First, to be fair and reasonable and competitive with our peers in the specialty insurance and reinsurance business, so that we may attract, motivate and retain talented executive officers. Second, to create an alignment of interests between our executive officers and shareholders. As a result, a portion of each executive officer’s compensation consists of one or more equity awards. If the price of our common shares increases over time, our executive officers and our shareholders will benefit together. Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall, and to recognize individual performance that the Compensation Committee of the Board (which for purposes of this Executive Compensation discussion we refer to as the “Committee”) believes contributes to the success of our company.
The principal elements of our compensation program for our executive officers are base salary, a discretionary bonus and equity awards. Additionally, Mr. Schmitzer participates in a retention program that is generally unique to the excess and surplus lines business.
In determining how to best achieve our compensation objectives, the Committee maintains flexibility in order to react to changing conditions and circumstances. For example, in February 2020, the Committee took action to provide larger salary increases to Messrs. Myron and Schmitzer and Ms. Doran than it has historically given each year, in acknowledgement of such executive officers’ important contributions to the Company. The Committee also acted to approve the compensation to be paid to Mr. D’Orazio in his position as our new Chief Executive Officer, and to approve Mr. Abram’s compensation to assist with the transition of Chief Executive Officers (the “Transition Services”).
Role of Compensation Committee and our Executive Officers in Setting Executive Compensation
The Committee assists our Board with reviewing the performance of our management in achieving corporate goals and objectives and assuring that our executives are compensated effectively in a manner consistent with our strategy, competitive practice and the requirements of the appropriate regulatory bodies. Toward that end, the Committee, among other responsibilities, makes recommendations to our Board regarding director and executive officer compensation and administers our equity compensation plans.
The Committee has not historically utilized benchmarking information to determine executive compensation levels to recommend to the Board, including in 2020. Instead, the Committee has generally relied upon the recommendations of our Chief Executive Officer in determining its recommendation to the Board for different elements of executive officer compensation, based on our Chief Executive Officer’s broad understanding of the compensation required to ensure we are achieving our compensation philosophy and objectives as outlined above. In determining bonus recommendations for 2020, Mr. D’Orazio, as our Chief Executive Officer, conferred with Mr. Abram and the Committee.
Weighting of Compensation Components
As a general guideline, we use a target allocation of one-third of an executive’s total compensation to base salary, one-third to bonus and one-third to equity awards. When determining the amount of each element of compensation, however, there may be differences due to multiple factors, including market conditions, individual and Company performance and our desire to attract and retain executive officers. For 2020, there were some departures from these target allocations for Mr. D’Orazio and Ms. Doran. Mr. D’Orazio received restricted stock units (“RSUs”) with a value of $3 million on the date he became our Chief Executive Officer, the amount of which was determined as part of the compensation package he agreed to when he was hired. Ms. Doran received an award of RSUs with a fair market value of $650,000 on October 28, 2020, which was made to reduce the differential between the equity award that Ms. Doran received at the time she joined the Company ($650,000) and the $3 million equity award that had been paid to the Company’s new chief executive officers in 2018 and 2020.
Internal Pay Equity
Differences in compensation levels paid to our executive officers generally reflect their differing levels of responsibility. Our Chief Executive Officer has consistently been paid the largest amount of compensation among our executive officers, reflecting reliance on the management and leadership skills of the Chief Executive Officer. The President and Chief Executive Officer of our Excess and Surplus Lines segment has generally earned more than his counterparts at the two other segments based upon the greater significance of his segment to the Company’s financial performance.
In 2020, the difference in pay between our new and former Chief Executive Officers and Chief Financial Officer, as compared to our other executive officers, was larger than usual due to certain compensation actions taken during the year. Mr. D’Orazio received RSUs with a fair market value of  $3 million in connection with his joining the Company, which increased the difference in aggregate compensation amounts between our Chief Executive Officer and our other named executive officers as compared to prior years. Also, Mr. Abram’s aggregate compensation was elevated due to the $500,000 in compensation he received for the Transition Services. Ms. Doran’s compensation was also elevated as a result of the additional equity award she was given in October 2020.

Executive Compensation Components
Base Salary. The Committee endeavors to set base salaries for executive officers at levels that enable the Company to attract and retain such officers and provide fair compensation, taking into account the level of responsibility of such officers. In February 2020, Mr. Abram, as our then Chief Executive Officer, and Mr. Myron, our President and Chief Operating Officer, reviewed the salaries of our executive officers and made salary adjustment recommendations to the Committee based upon executive officer performance (Mr. Myron was not involved in making the recommendation for his own compensation, and instead, Mr. Abram made this determination on his own). Mr. Abram recommended to the Committee an increase in salary for Mr. Myron in light of his overall management of the Company, including acting as a resource for other executive officers and his lead on several significant matters at the Company. Messrs. Abram and Myron recommended a salary increase for Mr. Schmitzer in consideration of the growth of the Excess and Surplus Lines segment during his tenure as its President and Chief Executive Officer and his salary history over the course of the prior five years, and an increase for Ms. Doran based upon her development and oversight of the Company’s financial reporting and accounting teams, and her management of the Company’s credit facilities. Mr. Abram and Mr. Myron also recommended an increase of 3% in the base salaries of Messrs. McCafferty and Heinlein.
In February 2020, the Board, upon the recommendation of the Committee, approved increases to the annual base salary of each of Messrs. Schmitzer and Myron and Ms. Doran in the amounts of $100,000, $50,000 and $50,000, respectively, and a 3% increase in the base salary of each of Messrs. McCafferty and Heinlein. Each executive officer’s salary increase became effective March 1, 2020.
Mr. Abram did not receive an increase in his base salary in 2020, and Mr. D’Orazio’s base salary was determined as part of his initial compensation package.
Discretionary Bonuses. Discretionary cash bonuses are a form of short-term incentive compensation that the Committee may recommend to the Board in its discretion. Bonuses are typically determined as a percentage of each named executive officer’s base salary, with the target being 100% of such amount. The Committee generally has relied on the recommendation of our Chief Executive Officer in determining bonus amounts for the other executive officers, and determines our Chief Executive Officer’s bonus itself, in each case for recommendation to the Board for approval. In 2021, Mr. D’Orazio, our Chief Executive Officer, conferred with Mr. Abram, our former Chief Executive Officer and current Non-Executive Chairman, and the Committee in determining his recommendations for the amounts of discretionary bonuses to be awarded to our named executive officers. Recommended bonus amounts are not determined on a formulaic basis, and no particular weight is assigned to any of the factors considered in arriving at the recommendation.
In arriving at the recommended amount of the discretionary bonus, Mr. D’Orazio, Mr. Abram and the Committee took into consideration, among other things, (i) the financial performance of the Company as a whole, including where applicable the performance of the commercial auto division, and, for each segment leader, the financial performance of their respective segment, (ii) individual performance, and (iii) maintaining a competitive level of compensation. In addition, Mr. D’Orazio, Mr. Abram and the Committee took into consideration the following factors for each executive:
•For Mr. Myron, his assistance to Mr. D’Orazio in his transition to his role as Chief Executive Officer;
•For Ms. Doran, her leadership in the continued improvement in the Company’s financial reporting function, as well as her strong relationship with the investment community;
•For Mr. Schmitzer, the profitable growth in the core excess and surplus lines divisions;
•For Mr. McCafferty, the profitability and growth in the Specialty Admitted Insurance segment, including the addition of new programs to the segment; and
•For Mr. Heinlein, his leadership of the casualty reinsurance segment.
Following consideration of the above factors, among others, the Committee determined to recommend that the Board approve the bonuses for Messrs. Myron, Schmitzer, McCafferty and Heinlein, and Ms. Doran, in the amounts in the table set forth below, which the Board subsequently approved.
Additionally, prior to Mr. Abram’s retirement effective November 1, 2020, the Committee determined, and recommended to the board for approval, a discretionary bonus payable to Mr. Abram based upon the pro-rated portion of Mr. Abram’s target bonus (which was the amount of his base salary), with the pro-ration determined as the portion of 2020 that Mr. Abram served as our Chief Executive Officer. This amount was paid in November 2020.
Mr. D’Orazio’s 2020 bonus was negotiated as a part of his employment agreement.

The table below sets forth the amount of the named executive officer’s bonus and the percentage that it represented as compared to such officer’s 2020 salary.

Name	2020 Bonus	Bonus as a % of 2020 Salary
Frank N. D’Orazio	$200,000	(1)
J. Adam Abram	$708,333	100%
Robert P. Myron	$350,000	50%
Sarah C. Doran	$250,000	50%
Richard Schmitzer	$312,917	50%
Terence McCafferty	$288,281	75%
Daniel Heinlein	$169,950	50%
______________________
(1) This amount is not relevant, as the amount of Mr. D’Orazio’s bonus was established in his employment agreement.
As employees of our parent holding company, the 2020 bonuses payable to Mr. Myron and Ms. Doran were paid in full on or before March 15, 2021. Pursuant to his employment agreement, Mr. D’Orazio’s bonus was also paid in full on or before March 15, 2021. The bonuses payable to Messrs. Schmitzer, McCafferty and Heinlein, as segment employees, were paid two-thirds on or before March 15, 2021, with the remainder to be paid on or before the one-year anniversary of such date, provided that they remain employed by the Company at the time bonuses are paid in the ordinary course.
Equity Awards. Equity awards are made to our executive officers from the Company’s 2014 Long-Term Incentive Plan (the “2014 LTIP”). The equity awards are intended as long-term compensation to align the interests of our executive officers with our shareholders, in that an increase in the price of our common shares will benefit both our executive officers and shareholders. The equity awards are also designed to retain and motivate our executive officers, in that they typically vest in equal installments over a three-year period following the grant date.
2020 Equity Awards
In February 2020, based in large part upon the recommendation to the Committee by Mr. Abram, our Chief Executive Officer at the time, and Mr. Myron, our President and Chief Operating Officer (except in the case of Mr. Myron’s compensation, where Mr. Abram made the applicable recommendations to the Committee), the Committee recommended the value of RSU awards to be granted to the executive officers at their respective target amounts (which is equivalent to each executive officer’s base salary), and the Board then granted final approval of such awards. The number of shares to be represented by RSUs is based upon the fair market value of our shares on the grant date (which is the closing price of our shares on the NASDAQ Stock Market on the date of Board approval). We have determined to make equity awards to our executive officers in the form of RSUs, as such awards allow our named executive officers to ultimately benefit along with our shareholders from dividends that are paid on our shares. We accrue dividends on outstanding RSUs, but such dividends are not paid until the vesting of the awards.
Mr. Abram’s equity award was made in August 2020, the anniversary of his reappointment as our Chief Executive Officer. Additionally, Mr. D’Orazio received an award of RSUs with a value of approximately $3 million, which amount was negotiated as part of his initial compensation package, and Ms. Doran received an additional award on October 28, 2020 with a value of approximately $650,000. The October 2020 award to Ms. Doran was made to reduce the differential between the equity award that Ms. Doran received at the time she joined the Company ($650,000) and the $3 million equity award that had been paid to the Company’s new chief executive officers in 2018 and 2020.

The grant date fair market value of all equity awards made to our named executive officers, and the number of common shares awarded based upon the fair market value of the common shares on the date of grant are as follows:

Name	2020 RSU FMV on Grant Date	Number of Shares Represented by RSU
Frank N. D’Orazio	$2,999,965	62,669
J. Adam Abram	$849,982	18,502
Robert P. Myron	$649,984	14,925
Sarah C. Doran	$1,099,950	22,753
Richard Schmitzer	$542,459	12,456
Terence McCafferty	$374,966	8,610
Daniel Heinlein	$329,978	7,577
With the exception of Mr. Abram’s award, each of the awards granted in 2020 is scheduled to vest in three equal annual installments commencing on the first anniversary of the date of grant. Mr. Abram’s award was subject to a one-year vesting period, which differed from the vesting period of our other executive officers to correspond with the remaining one-year term of his employment agreement at such time. Mr. Abram’s August 2020 RSU award and the unvested portion of his August 2019 RSU award were forfeited in accordance with their terms at the time of his retirement.
2021 Equity Awards
In February 2021, Mr. D’Orazio conferred with Mr. Abram and the Committee in determining the recommended value of RSU awards to be made to our executive officers. Among other items, the parties considered the same performance factors identified in connection with the discretionary bonuses. The Committee recommended to the Board for approval, and the Board approved, the value of the RSU awards to the named executive officers.
The grant date fair market value of the RSU awards received by each named executive officer, and the number of common shares awarded based upon the fair market value of the common shares on the date of grant, are as follows:

Name	2021 RSU FMV on Grant Date	Number of Shares Represented by RSU
Frank N. D’Orazio	—	—
Robert P. Myron	$349,972	6,966
Sarah C. Doran	$249,994	4,976
Richard Schmitzer	$329,574	6,560
Terence McCafferty	$386,245	7,688
Daniel Heinlein	$169,912	3,382
The above equity awards vest in equal installments over a three-year period following the grant date.
In consideration of the award of RSUs that Mr. D’Orazio received in November 2020 upon joining the Company, he did not receive a new award in February 2021.
Welfare Benefits and Perquisites. Our named executive officers are provided welfare benefits that are generally the same as our other employees, such as Company-paid life insurance, contributions to the Company’s 401(k) Plan, medical, dental and vision plan coverage and long and short-term disability insurance.
In addition to the above benefits, Messrs. Myron and Heinlein and Ms. Doran are entitled to receive benefits based upon their required work for the Company in Bermuda, and Mr. Abram was entitled to such benefits prior to his retirement. The Company implemented these benefits for its executive officers in 2008, when the Company formed its holding and reinsurance company in Bermuda. These benefits are:
•payment of certain housing expenses in Bermuda for Messrs. Myron and Heinlein;
•payment of travel costs for Messrs. D’Orazio, Myron and Heinlein, Ms. Doran, and formerly Mr. Abram; and
•tax equalization gross-up payments or other Bermuda tax payments (collectively, “Tax Equalization Payments”) to which any of Messrs. Myron and Heinlein, Ms. Doran, and formerly Mr. Abram, may be subject with respect to payments or benefits that such named executive officer receives under his or her employment agreement.

We make the above housing, travel and tax benefits available to the specified named executive officers employed by the Company or its Bermuda subsidiary based upon the unique challenges of performing work in the Bermuda market, including the cost of living and maintaining a residence, travel to and from the island and additional tax expenses primarily resulting from the housing and travel benefits. We believe that providing these benefits is common practice for other Bermuda based insurers, and is consistent with our goal to attract and retain talented executive officers.
The Company also paid for Mr. Myron’s family to occasionally travel to Bermuda. Any incremental costs to the Company associated with such travel is allocated to Mr. Myron. In addition, on one occasion during 2020 a family member accompanied an executive officer on business travel on a corporate chartered aircraft when there was a vacant seat available, and on another occasion during 2020 family members accompanied another executive officer on business travel and stayed in Company-paid accommodations, however, in each case there was no incremental cost to the Company.
Retention Program. In addition to the other benefits paid to our named executive officers, Mr. Schmitzer receives an annual retention payment under the James River Management Company, Inc. Retention Program (the “Retention Program”). The Retention Program was adopted by James River Management Company, Inc. effective September 30, 2011, to help attract and retain key employees of our excess and surplus lines business. Under the Retention Program, the Chief Executive Officer of our U.S. holding company (who was Mr. Abram, until Mr. D’Orazio’s appointment as Chief Executive Officer of the U.S. holding company), or in the case of executive officers of the Company, our Board of Directors, upon recommendation of the Compensation Committee, selects the employees who participate in the Retention Program and determines the annual dollar amount to be credited to each participant’s account under the Retention Program. The dollar amount credited to a participant’s account under the Retention Program each year is paid to the participant in five equal annual installments, commencing as of the end of the second plan year beginning after the year in which the amount was credited to the participant’s account. Participants must be employed at the time of payment of an installment to be entitled to receive the payment, subject to certain exceptions described under “Potential Payments upon Termination or Change of Control”.
All amounts credited to a participant’s account remain unvested until paid and may be reduced, modified or terminated at the sole discretion of the Company. The Company may amend, modify or terminate the Retention Program at any time, including, without limitation, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, so as not to trigger any unintended tax consequences prior to the distribution of benefits under the program. There are no vested rights to amounts under the Retention Program at any time prior to the payment of such amounts, and all amounts under the Retention Program are at all times discretionary obligations of the Company, which may be reduced or terminated by the Company at any time. Except as otherwise stated above, the Retention Program is administered by the board of directors of our U.S. holding company.
In 2017, we determined to cease making new dollar credits to accounts of participants under the Retention Program. All amounts previously credited to the accounts of participants will continue to be paid in accordance with the terms of the Retention Program.
Consistent with the Company’s intent to cease making new dollar credits to accounts under the Retention Program, no additional amounts were credited to Mr. Schmitzer’s account in 2020. Mr. Schmitzer received a payout under the terms of the Retention Plan of $136,500 in 2020 based on amounts credited to his account in prior years, and subject to no further modification by the Company of the Retention Program, Mr. Schmitzer’s last payment under the program will be in 2023.
Termination Benefits
Each of our executive officers is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances. This arrangement provides the named executive officers with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our executive officers continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the executive officer’s termination, such as confidentiality, non-compete and non-solicitation requirements and the requirement that executive officers execute a general release in favor of the Company in order to receive benefits. Executive officers may also receive benefits with respect to unvested equity awards under our 2014 LTIP and in the case of Mr. Schmitzer, the Retention Program. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control”.

Response to Say-on-Pay Results
In 2018, our shareholders selected, on an advisory basis, the option to hold an advisory vote on executive compensation every year, and after giving this vote consideration, our Board selected an annual frequency to hold the advisory vote on executive compensation. An advisory vote on executive compensation was held in 2020, and shareholders holding approximately 95% of our common shares that were voted on such proposal voted in favor of the compensation of our named executive officers as described in our 2020 proxy statement. We considered the result of this advisory vote and believe that it affirms shareholder approval of our approach to compensation of our executive officers. Therefore, we have continued our general approach to executive compensation.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Form 10-K and in the definitive proxy statement for our 2021 annual general meeting of shareholders.
Compensation Committee
Christopher Harris (Chairman)
Jerry R. Masters
Patricia H. Roberts

Summary Compensation Table
The following table provides information regarding the compensation of our 2020 named executive officers:

Name and Principal Position	Year	Salary	Bonus(1)	Share Awards(2)	Option Awards	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)
Frank N. D’Orazio, Chief Executive Officer(4)	2020	$141,667	$200,000	$2,999,965	—	$113	$3,341,745
J. Adam Abram, Chairman and Chief Executive Officer(5)	2020	$708,333	$708,333	$849,982	—	$570,241	$2,836,889
	2019	$348,173	—	$999,940	—	$230,295	$1,578,408
Robert P. Myron, President and Chief Operating Officer(6)	2020	$691,667	$350,000	$649,984	—	$446,579	$2,138,230
	2019	$709,409	—	$749,982	—	$497,035	$1,956,426
	2018	$750,000	$750,000	$3,000,000	—	$432,900	$4,932,900
Sarah C. Doran, Chief Financial Officer	2020	$491,667	$250,000	$1,099,950	—	$67,342	$1,908,959
	2019	$450,000	$410,000	$449,981	—	$49,506	$1,359,487
	2018	$450,000	$450,000	—	—	$52,117	$952,117
Richard Schmitzer, President and Chief Executive Officer, Excess and Surplus Lines segment	2020	$625,833	$312,917	$542,459	—	$185,678	$1,666,887
	2019	$537,903	—	$526,758	—	$210,958	$1,275,619
	2018	$524,197	$525,000	$511,489	—	$188,575	$1,749,261
Terence McCafferty, President and Chief Executive Officer, Specialty Admitted Insurance segment	2020	$384,375	$288,281	$374,966	—	$27,071	$1,074,693
	2019	$375,000	$375,000	$219,984	—	$308,820	$1,278,804
	2018	$75,481	$175,000	$355,000	—	$24,807	$630,288
Daniel Heinlein, President and Chief Executive Officer, Casualty Reinsurance segment	2020	$338,250	$169,950	$329,978	—	$222,752	$1,060,930
	2019	$328,333	$255,000	$319,984	—	$232,218	$1,135,535
	2018	$295,045	$320,000	$163,500	—	$203,809	$982,354
______________________
(1) The amount reported for Mr. D’Orazio is the 2020 bonus contemplated by his employment agreement. The amount reported for Mr. Abram is the 2020 pro-rated bonus determined prior to his retirement from the Company. For the 2020 fiscal year, the amount reported for Ms. Doran and Messrs. Myron, Schmitzer, McCafferty and Heinlein represents a discretionary annual bonus.
(2) Represents the aggregate grant date fair value of RSUs awarded under the 2014 LTIP, and, in the case of Mr. Abram in 2019 only, this amount also includes the aggregate grant date fair value of RSUs awarded to him under the 2014 Director Plan as compensation for service as our Non-Executive Chairman, in each case computed in accordance with FASB ASC Topic 718. Mr. Abram received an award of RSUs with a grant date fair value of $849,960 in 2019 for service as our Chief Executive Officer, and an award of RSUs with a grant date fair value of $149,980 in 2019 as compensation for serving as our Non-Executive Chairman. All of Mr. Abram’s unvested RSUs, which included all of the RSUs granted to him in 2020, were forfeited upon his retirement in accordance with the terms of the award agreements.
(3) See the immediately following table for a breakdown of the compensation included in the All Other Compensation column.
(4) Mr. D’Orazio was appointed Chief Executive Officer commencing November 2, 2020.
(5) Mr. Abram served as Chief Executive Officer and Chairman of the Company from August 5, 2019 until November 1, 2020, when he retired as Chief Executive Officer and became Non-Executive Chairman of the Company. Mr. Abram served as Non-Executive Chairman for all of 2018 and until August 5, 2019, when he was appointed Chief Executive Officer.
(6) Mr. Myron served as our President and Chief Executive Officer from January 1, 2018 until August 5, 2019, at which time he transitioned to our President and Chief Operating Officer.

The following table provides a breakdown of the amounts set forth in the All Other Compensation column of the Summary Compensation Table:

Name	401(k) Plan Contribution	Transportion (a)	Housing (b)	Taxes (c)	Retention Award (d)	Accrued Dividends Paid Upon Vesting of RSU Awards	Other (e)	Total All Other Compensation
	($)	($)	($)	($)	($)	($)	($)	($)
Frank N. D’Orazio	—	—	—	—	—	—	$113	$113
J. Adam Abram	$17,100	—	—	—	—	$15,078	$538,063	$570,241
Robert P. Myron	$17,100	$5,725	$189,133	$141,355	—	$87,145	$6,121	$446,579
Sarah C. Doran	$17,100	—	—	—	—	$49,567	$675	$67,342
Richard Schmitzer	$17,100	—	—	—	$136,500	$31,403	$675	$185,678
Terence McCafferty	$17,100	—	—	—	—	$9,296	$675	$27,071
Daniel Heinlein	$17,100	$7,205	$133,309	$47,322	—	$8,020	$9,796	$222,752
______________________
(a) For Messrs. Myron and Heinlein, the transportation benefit represents home leave and travel costs incurred for travel to Bermuda, as well as the cost of any occasional family travel to Bermuda paid for by the Company. On one occasion in 2020, a family member of Mr. Abram accompanied him on a corporate chartered aircraft when the aircraft was already going to a specific destination for a business purpose and there was a vacant seat available, and on another occasion in 2020, family members of Ms. Doran accompanied her on business travel and stayed in Company-paid accommodations. In each case, there was no incremental cost to the Company for this travel.
(b) The housing benefit represents the cost of housing and utilities in Bermuda paid or reimbursed by the Company for Messrs. Myron and Heinlein. Mr. Myron’s family may occasionally stay in, and Mr. Heinlein’s family lives in, the housing paid for by the Company with such executives. There is no incremental cost allocated for family use of these homes.
(c) The tax benefit represents Tax Equalization Payments made to each of Messrs. Myron and Heinlein.
(d) Represents amount of retention award paid in 2020 pursuant to the James River Management Company, Inc. Leadership Recognition Program.
(e) The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Messrs. Myron and Heinlein also includes tax preparation services. The amount shown for Mr. Abram also includes (i) cash compensation he received for service as the Non-Executive Chairman of the Board for the period of November 1, 2020 through December 31, 2020 equal to $37,500, and (ii) compensation in the amount of $500,000, which he was awarded for rendering the Transition Services. The amount shown for Mr. Heinlein also includes club membership fees paid by the Company for the purpose of business entertainment.

Grants of Plan-Based Awards
The following table provides information regarding grants of equity awards to each of our named executive officers during 2020. All equity awards granted to our named executive officers in 2020 were in the form of RSUs and were made under our 2014 LTIP, as amended.

Name	Grant Date	Date of Committee Action (if Different from Grant Date)	Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Option Awards ($)(1)
Frank N. D’Orazio	11/2/2020	10/28/2020	62,669	$2,999,965
J. Adam Abram	8/5/2020	7/27/2020	18,502(2)	$849,982
Robert P. Myron	2/19/2020	—	14,925	$649,984
Sarah C. Doran	2/19/2020	—	10,332	$449,959
	10/28/2020	—	12,421	$649,991
Richard Schmitzer	2/19/2020	—	12,456	$542,459
Terence McCafferty	2/19/2020	—	8,610	$374,966
Daniel Heinlein	2/19/2020	—	7,577	$329,978
______________________
(1) The grant date fair value of the RSUs was calculated in accordance with FASB ASC Topic 718.
(2) Mr. Abram’s unvested RSUs were forfeited in accordance with their terms upon his retirement.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2020. Mr. Abram’s unvested RSUs were forfeited in accordance with their terms upon his retirement, and therefore he held no outstanding equity awards on December 31, 2020.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Frank N. D’Orazio	11/2/2020(2)	—	—	—	—	62,669	$3,080,181
J. Adam Abram	—	—	—	—	—	—	—
Robert P. Myron	1/1/2018(2)	—	—	—	—	24,994	$1,228,455
	2/20/2019(2)	—	—	—	—	11,885	$584,148
	2/19/2020(2)	—	—	—	—	14,925	$733,564
Sarah C. Doran	2/20/2019(2)	—	—	—	—	7,131	$350,489
	2/19/2020(2)	—	—	—	—	10,332	$507,818
	10/28/2020(2)	—	—	—	—	12,421	$610,492
Richard Schmitzer	2/16/2016(3)	43,427	—	$32.07	2/15/2023	—	—
	2/21/2018(2)	—	—	—	—	4,294	$211,050
	2/20/2019(2)	—	—	—	—	8,348	$410,304
	2/19/2020(2)	—	—	—	—	12,456	$612,212
Terence McCafferty	11/6/2018(2)	—	—	—	—	3,002	$147,548
	2/20/2019(2)	—	—	—	—	3,486	$171,337
	2/19/2020(2)	—	—	—	—	8,610	$423,182
Daniel Heinlein	2/14/2017(3)	6,266	—	$42.17	2/14/2024	—	—
	2/21/2018(2)	—	—	—	—	1,373	$67,483
	2/20/2019(2)	—	—	—	—	5,071	$249,240
	2/19/2020(2)	—	—	—	—	7,577	$372,410
______________________
(1) Market value is calculated as the number of common shares indicated multiplied by $49.15, which was the closing price of the Company’s common shares on December 31, 2020 as reported by the NASDAQ Stock Market.
(2) Vesting occurs in three equal annual installments beginning on the first anniversary of the grant date.
(3) Vesting occurred in three equal annual installments beginning on the first anniversary of the grant date.

Option Exercises and Stock Vested
The following table presents certain information concerning the exercise of stock options and the vesting of stock awards held by our named executive officers during 2020.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Frank N. D’Orazio	—	—	—	—
J. Adam Abram	—	—	12,565	$568,449
Robert P. Myron	—	—	35,821	$1,500,729
Sarah C. Doran	—	—	14,611	$644,824
Richard Schmitzer	98,099	$2,777,183	12,391	$550,001
Terence McCafferty	—	—	4,745	$216,377
Daniel Heinlein	—	—	4,318	$191,278
______________________
(1)The value realized equals the difference between the closing sales price of our common shares on the exercise date as reported by the NASDAQ Stock Market, and the option exercise price, multiplied by the number of shares for which the option was exercised.
(2) The value realized equals the closing sales price of our common shares on the vesting date as reported on the NASDAQ Stock Market, multiplied by the number of shares as to which the RSUs vested.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2020.

Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2020 compensation of our Chief Executive Officer to the total compensation for 2020 of our median employee. In 2020, Mr. Abram served as our Chief Executive Officer until November 1, 2020, when Mr. D’Orazio became our Chief Executive Officer effective November 2, 2020. In accordance with Instruction 10 to Item 402(u) of Regulation S-K, we are basing our calculation on Mr. D’Orazio’s compensation, as he was serving as Chief Executive Officer on December 31, 2020, the date that we had determined our median employee (as discussed below). In making such calculation, we have estimated Mr. D’Orazio’s compensation for his service as Chief Executive Officer from November 2, 2020 through December 31, 2020 on an annualized basis. We calculated Mr. D’Orazio’s compensation for this purpose by (i) utilizing his full $850,000 annual salary, notwithstanding that he only served as Chief Executive Officer for two months of the year, plus (ii) utilizing the grant date fair value of his equity award of $3 million, which was granted on the date that he commenced employment as our Chief Executive Officer pursuant to Mr. D’Orazio’s employment agreement, plus (iii) the $200,000 bonus that we agreed to pay him pursuant to his employment agreement, plus (iv) $675, representing the annualized amount of “All Other Compensation” for Mr. D'Orazio set forth in the Summary Compensation Table. We refer to the amount of compensation determined in such manner as the “Total Adjusted CEO Compensation".
For 2020, we used the same median employee that was identified in 2018, as there were no changes to employee compensation arrangements or material changes to our employee population that we believe would significantly impact our pay ratio disclosure. We determined our median employee in 2018 for purposes of the disclosure in our 2019 proxy statement by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2018 for every full-time, part-time and short-term employee employed by us at December 31, 2018 (excluding our Chief Executive Officer on that date). We annualized this pay for employees who had worked for us for less than a full year. We calculated the median employee’s total compensation for 2020 as salary, bonus, the fair market value of equity awards and all other compensation, in each case, to the extent received by such employee, which is the same manner utilized to determine the amount of compensation for executive officers as set forth in the “Total Compensation” column in our 2020 Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s Total Adjusted CEO Compensation was $4,050,675, and our median employee’s total annual compensation was $80,792. The ratio of the Total Adjusted CEO Compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2020 is 50 to 1. We believe that the 2020 ratio is larger than the pay ratio in future years will be when we are not providing a significant equity award to recruit a new Chief Executive Officer.
Potential Payments upon Termination or Change of Control
Employment Agreements
We are a party to an employment agreement with each of our named executive officers, with the exception of Mr. Abram, whose employment agreement was terminated in connection with his retirement. The employment agreements provide for certain payments and benefits to be provided to our named executive officers if their employment is terminated by us without Cause (as defined in each employment agreement) or by the named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a 12 month period (except in the case of (A) Mr. D’Orazio, who will receive such benefit for 18 months, and (B) Mr. McCafferty, who will receive such benefit for 18 months following a termination by the Company of Mr. McCafferty’s employment without Cause, or termination by him for Good Reason); provided that, in the event post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, (iii) any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date, and (iv) in the case of Mr. D’Orazio only, payment of a pro-rated portion of Mr. D’Orazio’s target bonus for the year in which he is terminated, which pro-rated amount would be determined based upon the period of the year he served as Chief Executive Officer prior to the termination date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay each named executive officer accrued but not yet paid base salary and any accrued but unused vacation, as well as accrued and not yet paid Tax Equalization Payments, in each case through the date of termination of such executive officer’s employment.

Additionally, Ms. Doran and Mr. Heinlein are entitled to reimbursement for relocation expenses from North Carolina, in the case of Ms. Doran, and Bermuda, in the case of Mr. Heinlein, under the circumstances specified in the applicable named executive officer’s chart set forth below under “Quantification of Termination Benefits”.
Separation Payments
The table below sets forth for each named executive officer serving in such capacity at December 31, 2020 the amount or manner to calculate the Separation Payment pursuant to his or her employment agreement, and the period after termination that the named executive officer will be eligible to receive a Separation Payment. Unless otherwise specified, the period for payment is the same for an executive officer irrespective of the basis for termination and whether or not it occurred in the 12-month period following a Change in Control (as defined in the employment agreements where relevant to an employee’s separation arrangements).

Name	Manner to Calculate Separation Payment and Period for Payment
Frank D’Orazio	Amount per month equal to base salary in effect on the date of termination divided by 12, payable for 18 months.
Robert P. Myron	Amount per month equal to base salary in effect on the date of termination divided by 12, payable for 36 months.
Sarah C. Doran
Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1. 24 months in the event of termination by the Company without Cause, by Ms. Doran for Good Reason or as a result of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
2. 30 months in the event of termination by the Company without Cause, by Ms. Doran for Good Reason or as a result of a Non-Renewal Termination, in each case within 12 months after a Change in Control.

Richard Schmitzer
 Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1. 18 months in the event of termination by the Company without Cause, or by Mr. Schmitzer for Good Reason before a Change in Control or more than 12 months thereafter;
2. 36 months in the event of termination by the Company without Cause or by Mr. Schmitzer for Good Reason within 12 months after a Change in Control;
3. 12 months in the event of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
4. 24 months in the event of a Non-Renewal Termination within 12 months after a Change in Control.

Terence McCafferty
Amount per month equal to base salary in effect on date of termination divided by 12, for:
1. 18 months in the event of termination by the Company without Cause or by Mr. McCafferty for Good Reason before a Change in Control or more than 12 months thereafter;
2. 30 months in the event of termination by the Company without Cause or by Mr. McCafferty for Good Reason within 12 months after a Change in Control; or
3. 12 months in the event of a Non-Renewal Termination.

Daniel Heinlein
Amount per month equal to base salary in effect on date of termination divided by 12, for:
1. 18 months in the event of termination by the Company without Cause or by Mr. Heinlein for Good Reason before a Change in Control or more than 12 months thereafter;
2. 24 months in the event of termination by the Company without Cause or by Mr. Heinlein for Good Reason within 12 months after a Change in Control; or
3. 12 months in the event of a Non-Renewal Termination.

Conditions to Payment of Separation Benefits
In order to receive the Separation Benefits, the named executive officer must execute a general release in our favor, comply with non-compete and customer and employee non-solicitation restrictive covenants and non-disclosure obligations (the “Restrictive Covenants”) for the period specified in the named executive officer’s employment agreement and identified under their name below under “Quantification of Termination Payments”. In the event that the named executive officer violates the Restrictive Covenants during the specified period, the Company may terminate the Separation Benefits that it is providing to the named executive officer, and such officer would be obligated to repay the Company for payments previously received.

Equity Awards
Pursuant to the terms of awards of RSUs and share options under the 2014 LTIP, if the employment of a named executive officer is terminated without Cause, or such named executive officer terminates his or her employment for Good Reason (in each case as defined in the named executive officer’s employment agreement), following a Change in Control (as defined in the 2014 LTIP), then all of such named executive officer’s unvested outstanding RSUs and share options shall accelerate and become vested. In any other circumstance that a named executive officer is terminated, his or her unvested options and RSUs will be forfeited on the date that such officer’s employment with the Company terminates.
If a named executive officer is terminated for Cause, then such officer’s vested options will be forfeited on the date of termination. If a named executive officer’s employment is terminated other than for Cause or as a result of death or disability, then such officer’s vested options shall remain exercisable for the shorter of 90 days from the date of termination and the option’s expiration date. If a named executive officer’s employment is terminated due to death or disability, then such officer’s vested options shall remain exercisable for the shorter of 12 months from the date of termination and the option’s expiration date.
Retention Program
Pursuant to the Retention Program, Mr. Schmitzer may be entitled to receive payments upon death, retirement or a Change in Control (as defined under the Retention Program), in addition to any Separation Benefits he may be entitled to under his employment agreement.
Under the Retention Program, if a participant retires or dies while an employee of the Company after attaining age 65 and performing 10 years of continuous service (a “Qualified Separation”), then the value of the participant’s account shall be paid to him or his beneficiary in three equal annual installments commencing in the plan year in which the Qualified Separation occurs; provided that in the case of a Qualified Separation due to retirement, the participant has entered into a non-competition and non-solicitation agreement with the Company. Mr. Schmitzer has satisfied these requirements, and accordingly, is eligible to receive these benefits upon his retirement or death while an employee of the Company.
If a Change in Control (as defined in the Retention Program) occurs, then each participant employed by the Company as of the date of the Change in Control shall be entitled to payment of their account in three equal annual installments commencing in the plan year during which the Change of Control occurs. A participant must remain employed by the Company on the date actual payment is to be made to be eligible to receive any such payment, unless the participant experiences a Qualified Separation or is terminated by the Company without Cause (as defined in the Retention Program).
Quantification of Termination Benefits
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2020, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for RSUs is determined in accordance with SEC rules as the number of shares subject to RSUs that received accelerated vesting, multiplied by $49.15, which was the closing price of our common shares on December 31, 2020, as reported by the NASDAQ Stock Market. The value for RSUs also includes the aggregate amount of dividends that had accrued on unvested RSUs, which amount is paid upon vesting of the awards.

Frank D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)
Separation Payment	$1,275,000	$1,275,000	$1,275,000
Insurance	$29,982	$29,982	$29,982
Discretionary Bonus	$200,000	$200,000	$200,000
RSUs (amount includes accrued dividends payable upon vesting)	—	$3,098,982	—
Robert P. Myron. The following table describes the potential estimated payments that Mr. Myron would have been entitled to had he been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Myron’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Myron would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination by the Company without Cause, by him for Good Reason or in the event of a Non-Renewal Termination of his employment in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	For Cause, Death or Disability, or Executive Initiated Non-Renewal Termination
Separation Payment	$2,100,000	$2,100,000	$2,100,000	—
Insurance	$33,137	$33,137	$33,137	—
Discretionary Bonus	—	—	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$2,682,579	—	—

Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to had she been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of her employment by the Company without Cause, by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause; or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)
Separation Payment	$1,000,000	$1,250,000	$1,250,000
Insurance	$19,988	$19,988	$19,988
Discretionary Bonus	—	—	—
Relocation Expenses from North Carolina	$100,000	$100,000	$100,000
RSUs (amount includes accrued dividends payable upon vesting)	—	$1,502,038	—

Richard Schmitzer. The following table describes the potential estimated payments that Mr. Schmitzer would have been entitled to had he been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Schmitzer’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Schmitzer would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants. Additionally, with respect to benefits payable under the Retention Program, the amount set forth below assumes that the Company has not reduced, modified or terminated any amounts credited to Mr. Schmitzer’s account, which it is permitted to do in its sole discretion under the Retention Program, and that in a case of payment for a Change in Control without an accompanying termination of employment, Mr. Schmitzer either remains employed by the Company until the date that all payments are made, or is terminated without cause prior to such date.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Non-Renewal Termination (without Change in Control)	Without Cause (with Change in Control)	For Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Change in Control (without Accompanying Termination)	Retirement or Death
Separation Payment	$963,750	$642,500	$1,927,500	$1,927,500	$1,285,000	—	—
Insurance	$13,284	$13,284	$13,284	$13,284	$13,284	—	—
Discretionary Bonus	—	—	—	—	—	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	—	$1,284,007	$1,284,007	—	—	—
Retention Program	—	—	$227,500	—	—	$227,500	$227,500

Terence McCafferty. The following table describes the potential estimated payments that Mr. McCafferty would have been entitled to had he been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. McCafferty’s employment was actually terminated under the circumstances set forth or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. McCafferty would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)
Separation Payment	$579,375	$965,625	$386,250
Insurance	$24,778	$24,778	$16,518
Discretionary Bonus	—	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$768,871	—
Daniel Heinlein. The following table describes the potential estimated payments that Mr. Heinlein would have been entitled to had he been terminated on December 31, 2020, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Heinlein’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Heinlein would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The payment for the relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)	Death or Disability, or Executive Initiated Non-Renewal Termination
Separation Payment	$509,850	$679,800	$339,900	—
Insurance	$19,097	$19,097	$19,097	—
Discretionary Bonus	$85,000	$85,000	$85,000	—
Relocation Expenses from Bermuda	$25,000	$25,000	$25,000	$25,000(1)
RSUs (amount includes accrued dividends payable upon vesting)	—	$715,338	—	—
______________________
(1) In the event of Mr. Heinlein’s death, his family will be entitled to this benefit.

Compensation Paid to Mr. Abram in Connection with his Retirement and Continuing Board Service
In connection with Mr. Abram’s retirement, we entered into a Separation and Release Agreement (the “Separation Agreement”) with him, which among other things, provided for a mutual waiver of liability by the Company and Mr. Abram, subject to certain limited exceptions, including continuing obligations of the Company to provide Mr. Abram with indemnification for any claims arising out of his service to the Company as a director and executive officer under applicable law, our Bye-laws and the indemnification agreement to which Mr. Abram is a party. The Separation Agreement also provided for Mr. Abram to provide the Transition Services for the period from his resignation through our 2021 annual general meeting of shareholders for a lump sum payment of $500,000 (the “Transition Services Payment”).
As noted above, the Committee determined to grant Mr. Abram, immediately prior to his retirement, a discretionary bonus in the amount of $708,333, representing a pro-rata portion of his target bonus based upon the portion of the year he served as our Chief Executive Officer, which bonus was approved by the Board. The pro-rated bonus, along with the Transition Services Payment, were paid in a lump sum within ten days of the date that the Separation Agreement became effective.
Mr. Abram’s outstanding RSU awards terminated in accordance with their terms on the date of his retirement.
Mr. Abram has continued to serve as the Non-Executive Chairman of the Board since his retirement. In connection with this service, the Compensation Committee recommended that the Board approve, and the Board approved, monthly compensation in the amount of $18,750.
Compensation Risk Assessment
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company. We do not have any programs where a participant may directly affect variability or timing of payout. Rather, our compensation programs include a combination of fixed base salaries, discretionary cash bonuses and long-term incentive awards generally with fixed times for payment. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks. In particular, because the cash bonuses are discretionary, and not formulaic, we believe that the risk of employees taking actions that are detrimental to the Company or that create excessive risk are reduced as compared to the existence of bonuses contingent upon achievement of formulaic measures, where an employee may have an incentive to take actions to achieve a specified bonus level. Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Compensation Committee if any concerns should arise.
Compensation Committee Interlocks and Insider Participation
During 2020, our Compensation Committee consisted of Messrs. Harris (Chairman) and Masters, Ms. Roberts and, prior to his resignation as a director of the Company effective March 3, 2020, Bryan Martin. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Mr. Martin is an executive officer of D. E. Shaw & Co., L.P., an affiliate of our former largest shareholders (the “D. E. Shaw Affiliates”). For a description of related party transactions that we are party to with different affiliates of the D. E. Shaw Affiliates, please see Item 13 below.
Compensation of Directors
Our non-employee directors receive annual cash compensation in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and an RSU award with a fair market value of $50,000 per year. The cash compensation and the fair value of the RSU grant were increased effective January 1, 2018 from $75,000 and $25,000 per year, respectively, which were the amounts that we began paying our non-employee directors immediately following our 2014 initial public offering. The awards of RSUs are made from the Non-Employee Director Plan customarily in February of each year, and vest in full on the first anniversary of the date of the grant. Our Board of Directors, at the recommendation of the Compensation Committee, approved the increased compensation. The Compensation Committee, at the recommendation of Messrs. Abram and Myron (who were serving as our Chief Executive Officer and President and Chief Operating Officer, respectively, at the time of such recommendation), approved the increase in the amount of non-employee director compensation in consideration of the burden associated with required travel to Bermuda by our non-employee directors for our Board and committee meetings multiple times a year, as well as their belief that the increased amount of compensation would be more likely to attract additional directors in the future, should the Board deem any such additions appropriate.
In addition to the aforementioned compensation, the Chairman of our Audit Committee is paid additional cash compensation in the amount of $25,000 per year for service in such capacity. No other committee chairman or committee member receives additional compensation for such service.

Additionally, the Board, at the recommendation of our Compensation Committee, approved compensation to be paid to Mr. Abram for service as our Non-Executive Chairman, effective November 1, 2020 (the date of his retirement as our Chief Executive Officer), in the amount of $18,750 per month in cash, payable monthly. The determination was made to pay additional compensation to our Chairman based upon the fact that, effective with Mr. Abram’s retirement, he would no longer receive compensation for serving as our Chairman pursuant to his employment agreement, under which he was compensated for serving as both the Chairman and Chief Executive Officer.
In accordance with instructions from the D. E. Shaw group and Mr. Martin, our former director, the cash portion of Mr. Martin’s director compensation was paid to entities within the D. E. Shaw group, with whom Mr. Martin was affiliated.
The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2020, with the exception of J. Adam Abram, whose compensation for service as our Non-Executive Chairman is included in the Summary Compensation Tables included in this Form 10-K/A.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
	($)	($)	($)	($)
Janet Cowell	$125,000	$49,995	$1,426	$176,421
Christopher L. Harris	$125,000	$49,995	$1,426	$176,421
Bryan Martin(3)	$31,250	—	$1,426	$32,676
Jerry R. Masters	$150,000	$49,995	$1,426	$201,421
Michael T. Oakes	$125,000	$49,995	$1,426	$176,421
Patricia H. Roberts	$125,000	$49,995	—	$174,995
Ollie L. Sherman, Jr.	$125,000	$49,995	$1,426	$176,421
Sundar Srinivasan	$125,000	$49,995	$1,426	$176,421
______________________
(1) Represents the grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan (the “2014 Director Plan”), calculated in accordance with FASB ASC Topic 718.
(2) Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested.
(3) Mr. Martin was not granted an equity award in 2020, in light of his pending resignation as a director.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	8,036 (2)	—	101,746
2014 Long-Term Incentive Plan, as amended	855,144 (3)	$32.25	1,357,375 (4)
Amended and Restated James River Group Holdings Equity Incentive Plan (5)	—	—	—
Equity compensation plans not approved by shareholders	—	—	—
Total	863,180	$32.25	1,459,121
______________________
(1) RSUs are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2) Consists solely of RSUs
(3) Includes 391,820 RSUs.
(4) Pursuant to the terms of the 2014 LTIP, 500,000 of the shares remaining available for issuance under this plan may only be awarded in the form of share appreciation rights or options.
(5) In connection with our IPO, the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan was amended to provide that no further equity-based grants would be made under the plan.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of March 19, 2021 regarding the beneficial ownership of our common shares by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common shares, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table appearing in Item 11 above and (4) all of our directors and executive officers as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options held by that person that are immediately exercisable or exercisable within 60 days of March 19, 2021. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of March 19, 2021, there were a total of 30,774,930 common shares issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
5% or more Shareholders:
BlackRock, Inc.	4,498,768(1)	14.6%
Wellington Management Group LLP	2,781,129(2)	9.0%
The Vanguard Group	1,938,443(3)	6.3%
Directors and Executive Officers: (4)
J. Adam Abram	459,743(5)	1.5%
Frank N. D’Orazio	0	*
Janet Cowell	5,792	*
Christopher L. Harris	2,336	*
Jerry R. Masters	23,158	*
Michael T. Oakes	16,008	*
Patricia H. Roberts	6,348	*
Sundar Srinivasan	2,336	*
Ollie L. Sherman, Jr.	5,002	*
Robert P. Myron	219,662	*
Sarah C. Doran	17,033	*
Richard Schmitzer	218,348(6)	*
Terence McCafferty	8,504	*
Daniel Heinlein	19,456(7)	*
All directors and executive officers as a group (14 persons)	1,003,726(8)	3.3%
______________________
* Represents beneficial ownership of less than 1%.
(1) Information is based on Amendment No. 4 to Schedule 13G filed with the SEC on January 26, 2021 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 4,466,366 common shares and sole dispositive power over 4,498,768 common shares. The common shares are reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(2) Information is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 3, 2021 by Wellington Management Group LLP (“Wellington Management Group”), Wellington Group Holdings LLP (“Wellington Group Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors Holdings”) and Wellington Management Company LLP (“Wellington Management Company”, and collectively with Wellington Management Group, Wellington Group Holdings and Wellington Advisors Holdings, “Wellington”). Wellington reported shared voting power and shared dispositive power by Wellington Management Group, Wellington Group Holdings and Wellington Advisors Holdings over 2,490,081 common shares and 2,781,129 common shares, respectively, and shared voting power and dispositive power by Wellington Management Company of 2,465,121 common shares and 2,662,477 common shares, respectively. Wellington reported that (i) the securities as to which the Amendment No. 3 to Schedule 13G was filed by Wellington Management Group, as parent holding company of certain holding companies and certain affiliated investment advisors (the “Wellington Investment Advisers”), are owned of record by clients of the Wellington Investment Advisers, (ii) Wellington Advisors Holdings controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers, (iii) Wellington Advisors Holdings is owned by Wellington Group Holdings, and (iv) Wellington Group Holdings is owned by Wellington Management Group. The address of Wellington is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.
(3) Information is based on Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group (“Vanguard”). Vanguard reported shared voting power over 64,323 common shares, sole dispositive power over 1,850,547 common shares and shared dispositive power over 87,896 common shares. The common shares are reported as beneficially owned by Vanguard and certain of its subsidiaries. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA, 19355.
(4) The address of each director and executive officer listed is c/o James River Group Holdings, Ltd., P. O. Box 1502, Hamilton HM FX, Bermuda.
(5) The reported amount includes 800 common shares owned by the Ruth M. Maguire Trust, of which Mr. Abram is a co-trustee and a beneficiary.
(6) The reported amount includes 43,427 common shares issuable upon the exercise of vested options.
(7) The reported amount includes 6,226 common shares issuable upon the exercise of vested options.
(8) The reported amount includes 49,653 common shares issuable upon the exercise of vested options.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
We have adopted a written related person transactions policy pursuant to which our executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with us if the amount involved exceeds $120,000 (a “Related Party Transaction”) without the consent of our Audit Committee. Any request for us to enter into a Related Party Transaction is required to be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers are required to report to our Audit Committee any such transaction before we enter into it. In approving or rejecting the proposed transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the proposed Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the policy, if we should discover Related Party Transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Related Party Transactions
Investments with an Affiliate of the D. E. Shaw Affiliates
Our former director, Bryan Martin is a Managing Director of D. E. Shaw & Co., L.P., the investment advisor of, and an affiliate of, the D. E. Shaw Affiliates. We have made several investments in and loans to investment vehicles and entities affiliated with the D. E. Shaw Affiliates, which are set forth below. Such investment vehicles and other entities may pay management fees, performance fees or both to D. E. Shaw & Co., L.P. Mr. Martin is an investor and also has an economic interest in the performance of several of the below entities.
1.In 2012, we made an investment of $10.0 million in DESRI II, L.L.C., a Delaware limited liability company engaging in solar energy projects.
2.In 2013, we made an investment of $4.8 million in DESRI IV, L.L.C, a Delaware limited liability company which was formed to acquire a company that owns and operates a wind energy project.
3.In 2013, we made an initial investment of $5.2 million in DESRI V, L.L.C., a Delaware limited liability company (“DESRI V”) engaging in solar energy projects. In 2014, we invested an additional $2.8 million in DESRI V.
4.In 2014, we made an investment of $2.0 million in DESRI VI, L.L.C., a Delaware limited liability company engaging in alternative solar energy projects.
5.In 2017 and 2018, we made an aggregate of $8.8 million in loans to Headwater Renewables L.L.C., a Delaware limited liability company. The loan was repaid in 2020.
6.In 2018, we made a $521,000 investment in DESRI VII, LLC, a Delaware limited liability company engaging in alternative solar energy projects.
7.In 2021, we made an aggregate of $9.0 million in loans to DESRI Headwater Renewables Holdings, L.L.C., a Delaware limited liability company.
We may consider making additional investments with affiliates of the D. E. Shaw Affiliates from time to time.
We also agreed to compensate Mr. Abram $500,000 for assistance in transitioning the Chief Executive Officer role to Mr. D’Orazio for the period of November 1, 2020 through the Annual Meeting. For information regarding this transaction, please see the Executive Compensation discussion in Item 11 above.
Director Independence
Our Board has reviewed the independence of our directors using the NASDAQ Stock Market independence standards. Based on this review, we have determined that Messrs. Harris, Masters, Oakes, Sherman, and Srinivasan and Ms. Cowell and Ms. Roberts are independent.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Audit Fees	$2,024,461	$2,254,654
Audit-Related Fees	—	—
Tax Fees	$239,500	$244,714
All Other Fees	$3,405	$3,985
Total Fees	$2,267,366	$2,503,353
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2020 and 2019.
Audit-related fees. Audit-related fees principally would include due diligence in connection with acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions.
Tax Fees. Tax fees in 2020 and 2019 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
All Other Fees. All other fees in 2020 and 2019 were for permitted accounting research software licensing fees.
The Audit Committee has concluded that the provision of the aforementioned services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
Pre-Approval of Services
The Audit Committee has a policy requiring it to pre-approve all audit and non-audit services performed by the Company’s independent auditor. The Committee may delegate pre-approval authority to the chairman of the Audit Committee or his designee. When pre-approving all services by the independent auditor, the Committee will consider whether the provision of such services is consistent with maintaining the independent auditor’s independence.
During our 2020 and 2019 fiscal years, all audit, audit-related, tax fees and other fees for services performed by Ernst & Young LLP were pre-approved by the Audit Committee in compliance with applicable SEC requirements.
PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See “Index to Financial Statements and Schedules” on Page F-1 of the Original Form 10-K.
(3) Exhibits:

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

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
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

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	April 9, 2021
Frank N. D’Orazio Chief Executive Officer and Director