Form 10-Q
period 2021-03-31
James River Group Holdings, Ltd.
filed 2021-05-05
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at April 30, 2021: 30,774,930

James River Group Holdings, Ltd.
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, all statements relating to our future financial performance, our business prospects and strategy, anticipated financial position and financial strength ratings, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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
•downgrades in the financial strength rating of our regulated insurance subsidiaries may impact our ability to attract and retain insurance and reinsurance business that our subsidiaries write, our competitive position, and our financial condition;
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
•inadequacy of premiums we charge to compensate us for our losses incurred;
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
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in Part II, Item 1A "Risk Factors" in this Quarterly Report, and our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2021	December 31, 2020
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2021 – $1,755,733; 2020 – $1,690,890)	$1,800,151	$1,783,642
Equity securities, at fair value (cost: 2021 – $81,855; 2020 – $81,698)	90,877	88,975
Bank loan participations, at fair value	160,880	147,604
Short-term investments	51,198	130,289
Other invested assets	55,863	46,548
Total invested assets	2,158,969	2,197,058

Cash and cash equivalents	183,491	162,260
Restricted cash equivalents	751,668	859,920
Accrued investment income	11,634	10,980
Premiums receivable and agents’ balances, net	391,982	369,577
Reinsurance recoverable on unpaid losses, net	878,732	805,684
Reinsurance recoverable on paid losses	42,566	46,118
Prepaid reinsurance premiums	273,116	243,741
Deferred policy acquisition costs	63,606	62,953
Intangible assets, net	36,311	36,402
Goodwill	181,831	181,831
Other assets	135,801	86,548
Total assets	$5,109,707	$5,063,072

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2021	December 31, 2020
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,413,846	$2,192,080
Unearned premiums	674,343	630,371
Payables to reinsurers	130,593	110,431
Funds held	751,668	859,920
Senior debt	262,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	52,351	55,989
Other liabilities	80,923	52,318
Total liabilities	4,470,079	4,267,464
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2021 and 2020: $0.0002 par value; 200,000,000 shares authorized; 30,774,930 and 30,649,261 shares issued and outstanding, respectively	6	6
Preferred Shares – 2021 and 2020: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	663,987	664,476
Retained (deficit) earnings	(63,576)	49,227
Accumulated other comprehensive income	39,211	81,899
Total shareholders’ equity	639,628	795,608
Total liabilities and shareholders’ equity	$5,109,707	$5,063,072

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Loss and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share amounts)
Revenues
Gross written premiums	$373,255	$283,841
Ceded written premiums	(198,656)	(149,187)
Net written premiums	174,599	134,654
Change in net unearned premiums	(14,006)	11,264
Net earned premiums	160,593	145,918
Net investment income	15,089	20,836
Net realized and unrealized gains (losses) on investments	6,272	(58,407)
Other income	1,026	1,937
Total revenues	182,980	110,284
Expenses
Losses and loss adjustment expenses	273,500	96,856
Other operating expenses	47,381	51,621
Other expenses	621	—
Interest expense	2,216	2,876
Amortization of intangible assets	91	149
Total expenses	323,809	151,502
Loss before taxes	(140,829)	(41,218)
Income tax benefit	(37,369)	(4,403)
Net loss	(103,460)	(36,815)
Other comprehensive loss:
Net unrealized losses, net of taxes of $(5,647) in 2021 and $(1,391) in 2020	(42,688)	(3,919)
Total comprehensive loss	$(146,148)	$(40,734)
Per share data:
Basic loss per share	$(3.37)	$(1.21)
Diluted loss per share	$(3.37)	$(1.21)
Dividend declared per share	$0.30	$0.30
Weighted-average common shares outstanding:
Basic	30,713,986	30,476,307
Diluted	30,713,986	30,476,307

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2020	30,649,261	$6	$—	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	—	(103,460)	—	(103,460)
Other comprehensive loss	—	—	—	—	—	(42,688)	(42,688)
Dividends	—	—	—	—	(9,343)	—	(9,343)
Exercise of stock options	16,471	—	—	159	—	—	159
Vesting of RSUs	109,198	—	—	(2,553)	—	—	(2,553)
Compensation expense under share incentive plans	—	—	—	1,905	—	—	1,905
Balances at March 31, 2021	30,774,930	$6	$—	$663,987	$(63,576)	$39,211	$639,628

Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net loss	—	—	—	—	(36,815)	—	(36,815)
Other comprehensive loss	—	—	—	—	—	(3,919)	(3,919)
Dividends	—	—	—	—	(9,267)	—	(9,267)
Vesting of RSUs	96,037	—	—	(2,038)	—	—	(2,038)
Compensation expense under share incentive plans	—	—	—	1,867	—	—	1,867
Cumulative effect of fair value option election	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13	—	—		—	(265)	—	(265)
Balances at March 31, 2020	30,520,428	$6	$—	$657,704	$35,412	$27,195	$720,317

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities
Net cash used in operating activities (a)	$(81,005)	$(65,305)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(171,178)	(182,205)
Sales – fixed maturity securities	33,041	4,513
Maturities and calls – fixed maturity securities	73,530	34,861
Purchases – equity securities	(4,305)	(7,435)
Sales – equity securities	3,776	3,295
Bank loan participations:
Purchases	(35,832)	(18,408)
Sales	15,527	9,735
Maturities	11,190	13,220
Other invested assets:
Purchases	(9,795)	(438)
Return of capital	249	253
Redemptions	—	13,133
Short-term investments, net	79,091	85,867
Securities receivable or payable, net	10,694	(5,770)
Purchases of property and equipment	—	(342)
Net cash provided by (used in) investing activities	5,988	(49,721)
Financing activities
Senior debt issuances	—	119,000
Dividends paid	(9,610)	(9,468)
Issuance of common shares under equity incentive plans	159	—
Common share repurchases	(2,553)	(2,038)
Net cash (used in) provided by financing activities	(12,004)	107,494
Change in cash, cash equivalents, and restricted cash equivalents	(87,021)	(7,532)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,022,180	1,406,076
Cash, cash equivalents, and restricted cash equivalents at end of period	$935,159	$1,398,544
Supplemental information
Interest paid	$2,482	$3,248

Restricted cash equivalents at beginning of period	$859,920	$1,199,164
Restricted cash equivalents at end of period	$751,668	$1,107,321
Change in restricted cash equivalents	$(108,252)	$(91,843)

(a) Cash used in operating activities for the three months ended March 31, 2021 and 2020 primarily reflect $108.3 million and $91.8 million, respectively, of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Excluding the reduction in the collateral funds, cash provided by operating activities was $27.2 million and $26.5 million for the three months ended March 31, 2021 and 2020, respectively.
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
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $29.0 million and $30.1 million at March 31, 2021 and December 31, 2020, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $140.8 million for the three months ended March 31, 2021 and recorded a U.S. federal income tax benefit of $37.4 million. The pre-tax loss was largely driven by the $170.1 million of net adverse reserve development on prior accident years, including $168.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the three months ended March 31, 2021, our U.S. federal income tax benefit was 26.5% of the loss before taxes. The outbreak of the coronavirus pandemic in the first quarter of 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $41.2 million for the three months ended March 31, 2020 and recorded a U.S. federal income tax benefit of $4.4 million. For the three months ended March 31, 2020, our U.S. federal income tax benefit was 10.7% of the loss before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2021
Fixed maturity securities:
State and municipal	$311,053	$12,249	$(3,537)	$319,765
Residential mortgage-backed	296,200	5,490	(1,734)	299,956
Corporate	737,756	32,160	(7,223)	762,693
Commercial mortgage and asset-backed	322,579	7,234	(1,633)	328,180
U.S. Treasury securities and obligations guaranteed by the U.S. government	88,145	1,663	(251)	89,557
Total fixed maturity securities, available-for-sale	$1,755,733	$58,796	$(14,378)	$1,800,151
December 31, 2020
Fixed maturity securities:
State and municipal	$277,241	$19,203	$(39)	$296,405
Residential mortgage-backed	286,104	7,784	(40)	293,848
Corporate	715,145	52,098	(421)	766,822
Commercial mortgage and asset-backed	314,911	12,611	(803)	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	2,360	(1)	99,848
Total fixed maturity securities, available-for-sale	$1,690,890	$94,056	$(1,304)	$1,783,642
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2021 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$110,269	$111,427
After one year through five years	455,605	477,392
After five years through ten years	327,033	332,488
After ten years	244,047	250,708
Residential mortgage-backed	296,200	299,956
Commercial mortgage and asset-backed	322,579	328,180
Total	$1,755,733	$1,800,151

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2021
Fixed maturity securities:
State and municipal	$113,279	$(3,537)	$—	$—	$113,279	$(3,537)
Residential mortgage-backed	115,899	(1,725)	342	(9)	116,241	(1,734)
Corporate	162,414	(7,223)	—	—	162,414	(7,223)
Commercial mortgage and asset-backed	85,511	(1,564)	9,013	(69)	94,524	(1,633)
U.S. Treasury securities and obligations guaranteed by the U.S. government	19,020	(251)	—	—	19,020	(251)
Total fixed maturity securities, available-for-sale	$496,123	$(14,300)	$9,355	$(78)	$505,478	$(14,378)
December 31, 2020
Fixed maturity securities:
State and municipal	$7,193	$(39)	$—	$—	$7,193	$(39)
Residential mortgage-backed	3,649	(40)	—	—	3,649	(40)
Corporate	28,607	(421)	—	—	28,607	(421)
Commercial mortgage and asset-backed	18,427	(447)	38,802	(356)	57,229	(803)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,291	(1)	—	—	2,291	(1)
Total fixed maturity securities, available-for-sale	$60,167	$(948)	$38,802	$(356)	$98,969	$(1,304)

At March 31, 2021, the Company held fixed maturity securities of 192 issuers that were in an unrealized loss position with a total fair value of $505.5 million and gross unrealized losses of $14.4 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At March 31, 2021, 99.3% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2021 had an aggregate fair value of $11.9 million and an aggregate net unrealized gain of $114,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2021, December 31, 2020, or March 31, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At March 31, 2021, the Company's bank loan portfolio had an aggregate fair value of $160.9 million and unpaid principal of $168.6 million. Investment income on bank loan participations included in net investment income was $2.9 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. Net realized and unrealized gains (losses) on investments includes gains of $3.9 million and losses of $43.9 million related to changes in unrealized gains and losses on bank loan participations in the three months ended March 31, 2021 and 2020, respectively. Management concluded that there were no credit-related impairments of bank loan participations at March 31, 2021. At March 31, 2020, there were $5.0 million of unrealized losses due to credit-related impairments. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2021 or December 31, 2020.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,056	$215
Gross realized losses	(22)	(1)
	1,034	214
Bank loan participations:
Gross realized gains	198	103
Gross realized losses	(260)	(1,309)
Changes in fair values of bank loan participations	3,911	(43,947)
	3,849	(45,153)
Equity securities:
Gross realized gains	29	—
Gross realized losses	(401)	(170)
Changes in fair values of equity securities	1,745	(13,315)
	1,373	(13,485)
Short-term investments and other:
Gross realized gains	5	18
Gross realized losses	—	(1)
Changes in fair values of short-term investments and other	11	—
	16	17
Total	$6,272	$(58,407)

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)
Renewable energy LLCs (a)	$28,965	$30,145	$(915)	$834
Renewable energy notes receivable (b)	9,000	—	234	166
Limited partnerships (c)	13,398	11,903	929	(569)
Bank holding companies (d)	4,500	4,500	86	86
Total other invested assets	$55,863	$46,548	$334	$517

(a)The Company’s Corporate and Other segment owns equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $265,000 and $747,000 in the three months ended March 31, 2021 and 2020, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At March 31, 2021, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%. Income from the notes was $234,000 and $166,000 for the three months ended March 31, 2021 and 2020, respectively ($104,000 and $— for the Excess and Surplus Lines segment and $130,000 and $166,000 for the Corporate and Other segment in the respective periods).
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. The Company’s Corporate and Other segment hold investments in limited partnerships with a total carrying value of $8.6 million at March 31, 2021. The Company recognized investment income of $754,000 and losses of $710,000 on these investments for the three months ended March 31, 2021 and 2020, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships with a total carrying value of $4.8 million at March 31, 2021. Investment income of $175,000 and $141,000 was recognized on the investments for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $7.9 million in these limited partnerships.
(d)The Company's Corporate and Other segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $86,000 for both three month periods ended March 31, 2021 and 2020, respectively.
At March 31, 2021 and December 31, 2020, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $252,000 at March 31, 2021, is classified as an available-for-sale fixed maturity.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2021 and December 31, 2020.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2021		December 31, 2020
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,464	11,611	6,373
Identifiable intangible assets subject to amortization		11,611	6,464	11,611	6,373
		$42,775	$6,464	$42,775	$6,373

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted loss per share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Net loss to shareholders	$(103,460)	$(36,815)

Weighted average common shares outstanding:
Basic	30,713,986	30,476,307
Common share equivalents	—	—
Diluted	30,713,986	30,476,307

Loss per share:
Basic	$(3.37)	$(1.21)
Common share equivalents	—	—
Diluted	$(3.37)	$(1.21)
Common share equivalents of 306,712 and 309,443 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, as net losses in the respective periods made the effects of all common share equivalents anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of a $335,000 allowance for credit losses on reinsurance balances at March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,386,061	$1,377,461
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	103,366	95,982
Prior years	170,134	874
Total incurred losses and loss and adjustment expenses	273,500	96,856
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	3,194	4,271
Prior years	121,588	118,357
Total loss and loss adjustment expense payments	124,782	122,628
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,534,779	1,351,689
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	879,067	691,669
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,413,846	$2,043,358

The Company experienced $170.1 million of net adverse reserve development in the three months ended March 31, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $168.7 million of net adverse development in the Excess and Surplus Lines segment including $170.0 million on commercial auto business, almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. The Company also experienced $1.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $2.5 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $874,000 of net adverse reserve development in the three months ended March 31, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $3,000 of favorable development in the Excess and Surplus Lines segment, $1.0 million of favorable development in the Specialty Admitted Insurance segment experienced due to favorable development in the workers' compensation business for prior accident years, and $1.9 million of adverse development in the Casualty Reinsurance segment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Unrealized losses arising during the period, before U.S. income taxes	$(47,300)	$(5,096)
U.S. income taxes	5,453	1,378
Unrealized losses arising during the period, net of U.S. income taxes	(41,847)	(3,718)
Less reclassification adjustment:
Net realized investment gains	1,035	214
U.S. income taxes	(194)	(13)
Reclassification adjustment for investment gains realized in net income	841	201
Other comprehensive loss	$(42,688)	$(3,919)
In addition to the $1.0 million and $214,000 of net realized investment gains on available-for-sale fixed maturities for the three months ended March 31, 2021 and 2020, respectively, the Company also recognized net realized and unrealized investment gains (losses) in the respective periods of $3.8 million and $(45.2) million on its investments in bank loan participations and $1.4 million and $(13.5) million on its investments in equity securities.
7.       Contingent Liabilities
The Company is involved in various legal proceedings, including commercial matters and litigation regarding insurance claims arising in the ordinary course of business. The Company believes that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2020.
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $7.3 million of letters of credit were issued through March 31, 2021 which were secured by deposits of $14.4 million. Under a $102.5 million facility, $89.7 million of letters of credit were issued through March 31, 2021 which were secured by deposits of $113.6 million. Under a $100.0 million facility, $15.2 million of letters of credit were issued through March 31, 2021 which were secured by deposits of $28.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $304.4 million at March 31, 2021.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At March 31, 2021, the Company held collateral funds of $751.7 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.

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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment and Specialty Admitted Insurance segment is included in the respective segment’s underwriting profit (loss). Gross fee income of $927,000 and $1.6 million ($— and $1.3 million for the Excess and Surplus Lines segment and $927,000 and $335,000 for the Specialty Admitted Insurance segment) was included in other income and in underwriting profit (loss) for the three months ended March 31, 2021 and 2020, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2021
Gross written premiums	$181,358	$127,036	$64,861	$—	$373,255
Net earned premiums	113,708	16,357	30,528	—	160,593
Underwriting (loss) profit of insurance segments	(150,946)	1,266	(1,625)	—	(151,305)
Net investment income	3,706	822	10,556	5	15,089
Interest expense	—	—	—	2,216	2,216
Segment revenues	118,796	18,565	45,517	102	182,980
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,129,985	980,824	1,930,747	68,151	5,109,707

Three Months Ended March 31, 2020
Gross written premiums	$136,197	$102,802	$44,842	$—	$283,841
Net earned premiums	99,739	13,283	32,896	—	145,918
Underwriting profit (loss) of insurance segments	8,112	(988)	207	—	7,331
Net investment income	7,941	928	11,604	363	20,836
Interest expense	—	—	—	2,876	2,876
Segment revenues	83,829	12,673	13,280	502	110,284
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,293,444	829,699	1,824,729	48,938	4,996,810

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated loss before income taxes:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(150,946)	$8,112
Specialty Admitted Insurance	1,266	(988)
Casualty Reinsurance	(1,625)	207
Total underwriting (loss) profit of insurance segments	(151,305)	7,331
Other operating expenses of the Corporate and Other segment	(8,056)	(8,279)
Underwriting loss	(159,361)	(948)
Net investment income	15,089	20,836
Net realized and unrealized gains (losses) on investments	6,272	(58,407)
Amortization of intangible assets	(91)	(149)
Other income and expenses	(522)	326
Interest expense	(2,216)	(2,876)
Loss before income taxes	$(140,829)	$(41,218)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amortization of policy acquisition costs	$21,475	$24,116
Other underwriting expenses of the operating segments	17,850	19,226
Other operating expenses of the Corporate and Other segment	8,056	8,279
Total	$47,381	$51,621
Other expenses of $621,000 for the three months ended March 31, 2021 primarily consist of employee severance and certain legal and professional consulting fees related to various strategic initiatives. There were no expenses classified as other for the three months ended March 31, 2020.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company's investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2019.

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
Assets measured at fair value on a recurring basis as of March 31, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$319,765	$—	$319,765
Residential mortgage-backed	—	299,956	—	299,956
Corporate	—	762,693	—	762,693
Commercial mortgage and asset-backed	—	328,180	—	328,180
U.S. Treasury securities and obligations guaranteed by the U.S. government	89,118	439	—	89,557
Total fixed maturity securities, available-for-sale	$89,118	$1,711,033	$—	$1,800,151
Equity securities:
Preferred stock	—	62,079	—	62,079
Common stock	21,464	7,334	—	28,798
Total equity securities	$21,464	$69,413	$—	$90,877
Bank loan participations	$—	$160,581	$299	$160,880
Short-term investments	$—	$51,198	$—	$51,198

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$296,405	$—	$296,405
Residential mortgage-backed	—	293,848	—	293,848
Corporate	—	766,822	—	766,822
Commercial mortgage and asset-backed	—	326,719		326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	99,384	464	—	99,848
Total fixed maturity securities, available-for-sale	$99,384	$1,684,258	$—	$1,783,642
Equity securities:
Preferred stock	—	67,495	—	67,495
Common stock	15,793	5,015	672	21,480
Total equity securities	$15,793	$72,510	$672	$88,975
Bank loan participations	$—	$147,296	$308	$147,604
Short-term investments	$—	$130,289	$—	$130,289

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Beginning balance	$980	$43
Transfers out of Level 3	—	—
Transfers in to Level 3	—	358
Purchases	—	703
Sales	(282)	—
Maturities, calls and paydowns	(24)	(17)
Amortization of discount	—	3
Total gains or losses (realized/unrealized):
Included in earnings	(375)	(58)
Included in other comprehensive income	—	—
Ending balance	$299	$1,032

The Company held one bank loan participation and one equity security at March 31, 2021 and one bank loan participation and two equity securities at December 31, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $299,000 at March 31, 2021 and $980,000 at December 31, 2020.
The Company held one equity security at December 31, 2019 and three bank loan participations and two equity securities at March 31, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

using prices in trades of comparable securities was utilized to determine a fair value for the securities of $1.0 million at March 31, 2020 and $43,000 at December 31, 2019.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 or 2020. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2021 and December 31, 2020, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,800,151	$1,800,151	$1,783,642	$1,783,642
Equity securities	90,877	90,877	88,975	88,975
Bank loan participations	160,880	160,880	147,604	147,604
Cash and cash equivalents	183,491	183,491	162,260	162,260
Restricted cash equivalents	751,668	751,668	859,920	859,920
Short-term investments	51,198	51,198	130,289	130,289
Other invested assets – notes receivable	13,500	17,767	4,500	5,302
Liabilities
Senior debt	262,300	245,670	262,300	250,953
Junior subordinated debt	104,055	101,553	104,055	110,612

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2021 and December 31, 2020 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2021 and December 31, 2020, respectively.
The fair values of senior debt and junior subordinated debt at March 31, 2021 and December 31, 2020 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.    Senior Debt
At March 31, 2021, the Company had a drawn balance of $185.8 million outstanding on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2021. In the three months ended March 31, 2020, the Company drew $60.0 million on the unsecured revolver as a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.
At March 31, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $15.2 million were outstanding under a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at March 31, 2021. In the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity as a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.
12.    Capital Stock and Equity Awards
The Company issued 125,669 common shares in the three months ended March 31, 2021. 16,471 of the new shares were related to stock option exercises and 109,198 were related to vesting of restricted share units (“RSUs”). The total common shares outstanding increased from 30,649,261 at December 31, 2020 to 30,774,930 at March 31, 2021.
The Company declared the following dividends during the first three months of 2021 and 2020:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345

2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
Included in the total dividends for each of the three months ended March 31, 2021 and 2020, respectively, are $113,000 of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $396,000 at March 31, 2021 and $663,000 at December 31, 2020.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at March 31, 2021, 1,226,493 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at March 31, 2021, 94,781 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(29,884)	$26.37	—	$—
Forfeited	—	$—	—	$—
End of period	433,440	$32.65	643,851	$30.41
Exercisable, end of period	433,440	$32.65	640,606	$30.35

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at March 31, 2021 was 1.9 years.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	138,936	$50.24	179,016	$43.55
Vested	(161,004)	$41.89	(142,830)	$41.16
Forfeited	(1,089)	$42.44	(1,188)	$42.07
Unvested, end of period	376,699	$46.78	375,366	$42.61
Outstanding RSUs granted to employees vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Share based compensation expense	$1,905	$1,867
U.S. tax benefit on share based compensation expense	294	250
As of March 31, 2021, the Company had $16.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

13.    Subsequent Events
On April 27, 2021, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on June 30, 2021 to shareholders of record on June 14, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses, investment valuation and impairment, and assumed reinsurance premiums. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to any of these policies during the current year.
Impact of the COVID-19 Pandemic
For a discussion of the impact of the coronavirus (COVID-19) pandemic and related economic conditions on the Company’s results for the year ended December 31, 2020, please see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report. The Company continues to monitor the impact that the outbreak of the coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Gross written premiums	$373,255	$283,841	31.5%
Net retention (1)	46.8%	47.4%
Net written premiums	$174,599	$134,654	29.7%
Net earned premiums	$160,593	$145,918	10.1%
Losses and loss adjustment expenses	(273,500)	(96,856)	182.4%
Other operating expenses	(46,454)	(50,010)	(7.1)%
Underwriting loss (2), (3)	(159,361)	(948)	—
Net investment income	15,089	20,836	(27.6)%
Net realized and unrealized gains (losses) on investments	6,272	(58,407)	—
Other income and expense	(522)	326	—
Interest expense	(2,216)	(2,876)	(22.9)%
Amortization of intangible assets	(91)	(149)	(38.9)%
Loss before taxes	(140,829)	(41,218)	241.7%
Income tax benefit	(37,369)	(4,403)	748.7%
Net loss	$(103,460)	$(36,815)	181.0%
Adjusted net operating (loss) income (4)	$(108,795)	$15,418	—
Ratios:
Loss ratio	170.3%	66.4%
Expense ratio	28.9%	34.2%
Combined ratio	199.2%	100.6%
Accident year loss ratio (5)	64.4%	65.8%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting loss is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before taxes and for additional information.
(3)Included in underwriting results for the three months ended March 31, 2021 and 2020 is gross fee income of $5.1 million and $5.5 million, respectively.
(4)Adjusted net operating (loss) income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net loss and for additional information.
(5)Accident year loss ratio is defined as the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
Three Months Ended March 31, 2021 and 2020
The Company had an underwriting loss of $159.4 million for the three months ended March 31, 2021. This compares to an underwriting loss of $948,000 for the same period in the prior year. Net adverse reserve development on prior accident years was the principal driver of the underwriting losses for both periods. Underwriting results for the three months ended March 31, 2021 include $170.1 million of net adverse reserve development on prior accident years, including $168.7 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previously canceled commercial auto account that has been in runoff since 2019 (see underwriting results of the Excess and Surplus Lines segment below for further discussion). Underwriting results for the three months ended March 31, 2020 included $874,000 of net adverse reserve development on prior accident years.
The results for the three months ended March 31, 2021 and 2020 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains (losses) of $6.3 million and $(58.4) million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net realized and unrealized gains on investments include $1.7 million and $3.9 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($(13.3) million and $(43.9) million of net realized and unrealized losses for the three months ended March 31, 2020, respectively). The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets, leading to significant net unrealized losses recognized in earnings. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).
We define adjusted net operating (loss) income as net loss excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net loss calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our loss before taxes and net loss reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended March 31,
	2021		2020
	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Loss as reported	$(140,829)	$(103,460)	$(41,218)	$(36,815)
Net realized and unrealized investment (gains) losses	(6,272)	(5,751)	58,407	52,233
Other expenses	527	416	—	—
Adjusted net operating (loss) income	$(146,574)	$(108,795)	$17,189	$15,418

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended March 31, 2021 was 199.2%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2021 includes $170.1 million, or 105.9 percentage points, of net adverse reserve development on prior accident years, including $168.7 million of net adverse reserve development from the Excess and Surplus Lines segment (see underwriting results of the Excess and Surplus Lines segment for further discussion), $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.5 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended March 31, 2020 was 100.6%. The combined ratio for the three months ended March 31, 2020 includes $874,000, or 0.6 percentage points, of net adverse reserve development on prior accident years, including $3,000 of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $1.9 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio decreased from 34.2% for the three months ended March 31, 2020 to 28.9% for the three months ended March 31, 2021. The decrease reflects a 16.4% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 70.8% of consolidated net earned premiums for the three months ended March 31, 2021 compared to 68.4% for three months ended March 31, 2020. Gross fee income for the Company declined from $5.5 million for the three months ended March 31, 2020 to $5.1 million for the three months ended March 31, 2021. The termination of a commercial auto account resulted in a $1.3 million decline of gross fee income in the Excess and Surplus Lines segment for the three months ended March 31, 2021. This was partially offset by $917,000 higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs.
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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$181,358	$136,197	33.2%
Specialty Admitted Insurance	127,036	102,802	23.6%
Casualty Reinsurance	64,861	44,842	44.6%
	$373,255	$283,841	31.5%
Net written premiums:
Excess and Surplus Lines	$108,433	$92,206	17.6%
Specialty Admitted Insurance	22,005	13,356	64.8%
Casualty Reinsurance	44,161	29,092	51.8%
	$174,599	$134,654	29.7%
Net earned premiums:
Excess and Surplus Lines	$113,708	$99,739	14.0%
Specialty Admitted Insurance	16,357	13,283	23.1%
Casualty Reinsurance	30,528	32,896	(7.2)%
	$160,593	$145,918	10.1%
Gross written premiums for the Excess and Surplus Lines segment (which represents 48.6% of our consolidated gross written premiums in the three months ended March 31, 2021) increased 33.2% from the corresponding three month period in the prior year. Policy submissions excluding commercial auto policies were slightly lower by 0.6%, yet 15.5% more policies were bound in the three months ended March 31, 2021 than in the three months ended March 31, 2020. Renewal rates for the Excess and Surplus Lines segment were up 14.6% compared to the three months ended March 31, 2020. The change in gross written premiums compared to the same period in 2020 was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Excess Casualty	$68,401	$34,207	100.0%
General Casualty	29,379	25,722	14.2%
Manufacturers & Contractors	31,855	28,330	12.4%
Allied Health	8,241	5,449	51.2%
Small Business	7,462	5,629	32.6%
All other Core E&S divisions	30,232	30,125	0.4%
Total Core E&S divisions	175,570	129,462	35.6%
Commercial Auto	5,788	6,735	(14.1)%
Excess and Surplus Lines gross written premium	$181,358	$136,197	33.2%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.0% of our consolidated gross written premiums for the three months ended March 31, 2021) are as follows:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Individual risk workers’ compensation premium	$16,186	$17,480	(7.4)%
Fronting and program premium	110,850	85,322	29.9%
Specialty Admitted gross written premium	$127,036	$102,802	23.6%
The premium growth in fronting and programs was largely driven by eight new fronting relationships that generated $23.5 million of gross written premium in the three months ended March 31, 2021. Our largest fronting relationship produced $33.9 million of gross written premium for the three months ended March 31, 2021, up from $32.7 million for the three months ended March 31, 2020 and representing 26.7% of the segment's gross written premium in the three months ended March 31, 2021 down from 31.9% in the three months ended March 31, 2020.
Gross written premiums for the Casualty Reinsurance segment (which represents 17.4% of our consolidated gross written premiums in the first three months of 2021) increased 44.6% from the corresponding three month period in the prior year. The increase in gross written premiums was due to a change in renewal date for one treaty. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2021	2020
Excess and Surplus Lines	59.8%	67.7%
Specialty Admitted Insurance	17.3%	13.0%
Casualty Reinsurance	68.1%	64.9%
Total	46.8%	47.4%
The net premium retention for the Excess and Surplus Lines segment decreased for the three months ended March 31, 2021 as compared to the prior year period due to growth in written premium in the Excess Casualty underwriting division, which has a higher percentage of ceded premium than our other divisions.
The net premium retention for the Specialty Admitted Insurance segment increased for the three months ended March 31, 2021 as compared to the prior year primarily due to higher retentions in the fronting business. The net retention on the segment’s fronting business was 15.8% and 9.6% for the three months ended March 31, 2021 and 2020, respectively, while the net retention on the individual risk workers’ compensation business was 27.7% and 29.3%.

The net premium retention for the Casualty Reinsurance segment increased for the three months ended March 31, 2021 as compared to the prior year period due to the higher gross written premiums in the current year and the impact of one retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $20.7 million in the first quarter of 2021 compared to $15.8 million in the first quarter of 2020.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2021	2020
Excess and Surplus Lines	232.7%	91.9%
Specialty Admitted Insurance	92.3%	107.4%
Casualty Reinsurance	105.3%	99.4%
Total	199.2%	100.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Gross written premiums	$181,358	$136,197	33.2%
Net written premiums	$108,433	$92,206	17.6%
Net earned premiums	$113,708	$99,739	14.0%
Losses and loss adjustment expenses	(241,742)	(65,529)	268.9%
Underwriting expenses	(22,912)	(26,098)	(12.2)%
Underwriting (loss) profit (1), (2)	$(150,946)	$8,112	—
Ratios:
Loss ratio	212.6%	65.7%
Expense ratio	20.1%	26.2%
Combined ratio	232.7%	91.9%
Accident year loss ratio	64.3%	65.7%
(1)Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before tax and for additional information.
(2)Underwriting results for the three months ended March 31, 2020 include gross fee income of $1.3 million related to Rasier, a former commercial auto account (none for the three months ended March 31, 2021).
The loss ratio of 212.6% for the three months ended March 31, 2021 includes $168.7 million of net adverse reserve development (148.3 percentage points) in our loss estimates for prior accident years, including $170.0 million of net adverse development on commercial auto business that was almost entirely related to a previously canceled account that has been runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on the this account. The loss ratio of 65.7% for the three months ended March 31, 2020 includes $3,000 of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment decreased from 26.2% for the three months ended March 31, 2020 to 20.1% for the three months ended March 31, 2021 due to an increase of 16.4% in the Core E&S net earned premiums of the Excess and

Surplus Lines segment including in lines that have meaningful ceding commissions. Gross fee income related to a former commercial auto account contributed to a reduction in the expense ratio of 1.3 percentage points for the three months ended March 31, 2020 (none for the three months ended March 31, 2021).
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment declined from an underwriting profit of $8.1 million for the three months ended March 31, 2020 to an underwriting loss of $150.9 million for the three months ended March 31, 2021.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Gross written premiums	$127,036	$102,802	23.6%
Net written premiums	$22,005	$13,356	64.8%
Net earned premiums	$16,357	$13,283	23.1%
Losses and loss adjustment expenses	(10,742)	(9,905)	8.5%
Underwriting expenses	(4,349)	(4,366)	(0.4)%
Underwriting profit (loss) (1), (2)	$1,266	$(988)	—
Ratios:
Loss ratio	65.7%	74.6%
Expense ratio	26.6%	32.8%
Combined ratio	92.3%	107.4%
Accident year loss ratio	71.8%	82.2%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
(2)Underwriting results include gross fee income of $5.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
The loss ratios of 65.7% and 74.6% for the three months ended March 31, 2021 and 2020, respectively, include $1.0 million and $1.0 million (6.1 and 7.6 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 26.6% for the three months ended March 31, 2021 compared to the prior year ratio of 32.8%. The improvement was driven by the growth in net earned premiums and higher fee income, which increased 21.8% over the prior year due to the growth in our fronting business.
Underwriting results for the Specialty Admitted Insurance segment in the three months ended March 31, 2020 were negatively impacted by higher reported losses on involuntary assigned risk pools for workers' compensation and an accrual for ceded minimum premium on one fronting arrangement, resulting in an additional 7.0 combined ratio points.
As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $1.3 million for the three months ended March 31, 2021 compared to an underwriting loss of $988,000 for the three months ended March 31, 2020.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2021	2020	Change
	($ in thousands)
Gross written premiums	$64,861	$44,842	44.6%
Net written premiums	$44,161	$29,092	51.8%
Net earned premiums	$30,528	$32,896	(7.2)%
Losses and loss adjustment expenses	(21,016)	(21,422)	(1.9)%
Underwriting expenses	(11,137)	(11,267)	(1.2)%
Underwriting (loss) profit (1)	$(1,625)	$207	—
Ratios:
Loss ratio	68.8%	65.1%
Expense ratio	36.5%	34.3%
Combined ratio	105.3%	99.4%
Accident year loss ratio	60.7%	59.4%
(1)Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratios of 68.8% and 65.1% for the three months ended March 31, 2021 and 2020, respectively, include $2.5 million and $1.9 million (8.1 and 5.7 percentage points), respectively, of net adverse development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 36.5% and 34.3% for the three months ended March 31, 2021 and 2020, respectively. Commission slide adjustments related to incurred losses increased the expense ratio by 3.2 points in the three months ended March 31, 2021, but decreased the expense ratio by 2.0 points in the three months ended March 31, 2020.
As a result of the items discussed above, underwriting results for the Casualty Reinsurance segment declined from an underwriting profit of $207,000 for the three months ended March 31, 2020 to an underwriting loss of $1.6 million for the three months ended March 31, 2021.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2021 was $2,413.8 million. Of this amount, 60.4% relates to amounts that are IBNR. This amount was 58.7% at December 31, 2020. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$566,843	$908,942	$1,475,785
Specialty Admitted Insurance	255,287	366,829	622,116
Casualty Reinsurance	133,268	182,677	315,945
Total	$955,398	$1,458,448	$2,413,846
At March 31, 2021, the amount of net reserves prior to the $335,000 allowance for uncollectible reinsurance recoverables of $1,534.8 million that related to IBNR was 57.9%. This amount was 55.3% at December 31, 2020. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$476,593	$657,103	$1,133,696
Specialty Admitted Insurance	38,549	56,335	94,884
Casualty Reinsurance	131,142	175,057	306,199
Total	$646,284	$888,495	$1,534,779
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
Total operating expenses of the Corporate and Other segment were $8.1 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively.

Investing Results
Net investment income was $15.1 million and $20.8 million for the three months ended March 31, 2021 and 2020, respectively. The Company's private investments generated income of $334,000 for the three months ended March 31, 2021 compared to income of $517,000 in the respective prior year period. Excluding private investments, our net investment income for the three months ended March 31, 2021 decreased 27.4% from the prior year principally due to lower investment income from bank loan participations resulting from a smaller portfolio and lower investment yields. The average duration of our fixed maturity portfolio was 4.3 years at March 31, 2021.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Fixed maturity securities	$11,546	$11,074
Bank loan participations	2,873	4,148
Equity securities	1,210	1,166
Other invested assets:
Renewable energy investments	(681)	1,000
Other private investments	1,015	(483)
	334	517
Cash, cash equivalents, restricted cash equivalents and short-term investments	105	5,159
Gross investment income	16,068	22,064
Investment expense	(979)	(1,228)
Net investment income	$15,089	$20,836
The following table summarizes our investment returns:

	Three Months Ended March 31,
	2021	2020
Annualized gross investment yield on:
Average cash and invested assets	2.7%	3.2%
Average fixed maturity securities	3.0%	3.4%
Of our total cash and invested assets of $2,342.5 million at March 31, 2021 (excluding restricted cash equivalents), $183.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,800.2 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income. Also included in our investments are $160.9 million of bank loan participations, $90.9 million of equity securities, $51.2 million of short-term investments, and $55.9 million of other invested assets.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At March 31, 2021 and December 31, 2020, the fair market value of these securities was $160.9 million and $147.6 million, respectively.
For the three months ended March 31, 2021, the Company recognized net realized and unrealized investment gains of $6.3 million, including $3.9 million of net unrealized gains on bank loan participations, $1.7 million of net gains for the change in the fair value of equity securities, $1.0 million of net realized investment gains on the sale of fixed maturity securities, and $372,000 of net realized investment losses on the sale of equity securities.

The outbreak of the coronavirus pandemic in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets. For our equity securities and bank loan participations (accounted for at fair value pursuant to the Company's election of the fair value option on January 1, 2020), the declines in fair values led to significant net unrealized losses recognized in earnings. For the three months ended March 31, 2020, the Company recognized net realized and unrealized investment losses of $58.4 million, including $43.9 million of net unrealized losses on bank loan participations, $13.3 million of net unrealized losses for the change in the fair value of equity securities, $1.2 million of net realized investment losses on the sale of bank loan securities, and $214,000 of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at March 31, 2021 or December 31, 2020. At March 31, 2021, 99.3% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2021			December 31, 2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$311,053	$319,765	17.8%	$277,241	$296,405	16.6%
Residential mortgage-backed	296,200	299,956	16.7%	286,104	293,848	16.5%
Corporate	737,756	762,693	42.4%	715,145	766,822	43.0%
Commercial mortgage and asset-backed	322,579	328,180	18.2%	314,911	326,719	18.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	88,145	89,557	4.9%	97,489	99,848	5.6%
Total fixed maturity securities, available-for-sale	$1,755,733	$1,800,151	100.0%	$1,690,890	$1,783,642	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2021:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$354,813	19.7%
AA	674,120	37.4%
A	553,765	30.8%
BBB	205,559	11.4%
Below BBB and unrated	11,894	0.7%
Total	$1,800,151	100.0%
At March 31, 2021, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $762.7 million. A summary of these securities by industry segment is shown below as of March 31, 2021:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$191,607	25.1%
Financial	194,057	25.4%
Consumer Discretionary	102,813	13.5%
Health Care	89,697	11.8%
Consumer Staples	68,739	9.0%
Utilities	115,780	15.2%
Total	$762,693	100.0%
Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of March 31, 2021:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$686,860	90.1%
Privately placed	75,833	9.9%
Total	$762,693	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2021
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$110,269	$111,427	6.2%
After one year through five years	455,605	477,392	26.5%
After five years through ten years	327,033	332,488	18.5%
After ten years	244,047	250,708	13.9%
Residential mortgage-backed	296,200	299,956	16.7%
Commercial mortgage and asset-backed	322,579	328,180	18.2%
Total	$1,755,733	$1,800,151	100.0%
At March 31, 2021, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.2 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 and $149,000 of amortization of intangible assets for each of the three months ended March 31, 2021 and 2020, respectively.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $140.8 million for the three months ended March 31, 2021 and recorded a U.S. federal income tax benefit of $37.4 million. The pre-tax loss was largely driven by the $170.1 million of net adverse reserve development on prior accident years, including $168.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the three months ended March 31, 2021, our U.S. federal income tax benefit was 26.5% of the loss before taxes. The outbreak of the coronavirus pandemic in the first quarter of 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $41.2 million for the three months ended March 31, 2020 and recorded a U.S. federal income tax benefit of $4.4 million. For the three months ended March 31, 2020, our U.S. federal income tax benefit was 10.7% of the loss before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. James River paid a $17.0 million dividend to the U.S. holding company in the three months ended March 31, 2021, reducing the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during the remainder of 2021 without regulatory approval to $11.6 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus. The maximum combined amount of dividends and return of capital available to us from our Bermuda insurers in 2021 is calculated to be approximately $153.8 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
At March 31, 2021, the Bermuda holding company had $5.3 million of cash and cash equivalents. The U.S. holding company had $57.1 million of cash and invested assets, comprised of cash and cash equivalents of $10.1 million and other invested assets of $47.0 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2021.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at March 31, 2021:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2021, the Company had $89.7 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At March 31, 2021, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2021.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2021. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At March 31, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $15.2 million were outstanding on the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2021, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2021 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2021.
At March 31, 2021 and December 31, 2020, the Company's leverage ratio was 35.0% and 30.4%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2021 and 2020, our net premium retention was 46.8% and 47.4%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of March 31, 2021:

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
We could enter into a transaction to transfer the risks associated with all or part of our commercial auto business. It is uncertain whether we will enter into any such transaction, or the terms of any such transaction should one be consummated.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2021:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70-85% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70% - 100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 95%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $25.0 million per occurrence. (3)
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
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
(2)    Includes any residual market pools.
(3)    Excluding one program which has a reinsurance coverage for 90% of the first $500,000 and excess of loss coverage for $39.5 million in excess of $500,000 per risk per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of March 31, 2021, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2021, the allowance for credit losses on reinsurance recoverables was $335,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2021, we had reinsurance recoverables on unpaid losses of $878.7 million and reinsurance recoverables on paid losses of $42.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better, collateral had been posted by the reinsurer for our benefit, or represent recoverables from a state residual market for automobile insurance.
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
As permitted under our indemnification agreements with Rasier and the associated trust agreement, we have withdrawn the collateral posted to the trust account. At March 31, 2021, the Company held collateral funds of $751.7 million. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(81,005)	$(65,305)
Investing activities	5,988	(49,721)
Financing activities	(12,004)	107,494
Change in cash, cash equivalents, and restricted cash equivalents	$(87,021)	$(7,532)

Cash used in operating activities for the three months ended March 31, 2021 and 2020, respectively, primarily reflects $108.3 million and $91.8 million of restricted cash equivalents returned to a former insured per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party above). Excluding the reduction in the collateral funds, cash provided by operating activities was $27.2 million and $26.5 million for the three months ended March 31, 2021 and 2020, respectively. Cash provided by operating activities excluding restricted cash equivalents for the three months ended March 31, 2021 and 2020 primarily reflects growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 7.8% and 12.9% of total cash and invested assets at March 31, 2021 and 2020, respectively.

Cash (used in)/provided by financing activities for the three months ended March 31, 2021 and 2020 included $9.6 million and $9.5 million of dividends paid to shareholders, respectively. In addition, we drew $119.0 million on our senior credit facilities in the three months ended March 31, 2020 as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance subsidiaries is “A” (Excellent) with a negative outlook. This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A” (Excellent) is the third highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. In the first quarter of 2021, we experienced $168.7 million of further adverse development on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business. Based upon this additional adverse development, we believe that A.M. Best is likely to downgrade our financial strength rating to “A-” (Excellent).
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
EQUITY
The Company issued 125,669 common shares in the three months ended March 31, 2021. The new shares were related to stock option exercises and vesting RSUs. The total common shares outstanding increased from 30,649,261 at December 31, 2020 to 30,774,930 at March 31, 2021.
Share Based Compensation Expense
For the three months ended March 31, 2021 and 2020, the Company recognized $1.9 million and $1.9 million of share based compensation expense, respectively. As of March 31, 2021, the Company had $16.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(29,884)	$26.37	—	$—
Forfeited	—	$—	—	$—
End of period	433,440	$32.65	643,851	$30.41
Exercisable, end of period	433,440	$32.65	640,606	$30.35

All of the outstanding options vest over three years and have a contractual life of seven years from the original date of grant.

RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	138,936	$50.24	179,016	$43.55
Vested	(161,004)	$41.89	(142,830)	$41.16
Forfeited	(1,089)	$42.44	(1,188)	$42.07
Unvested, end of period	376,699	$46.78	375,366	$42.61
Outstanding RSUs granted to employees vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period.

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
The following table reconciles the underwriting (loss) profit by individual segment and for the entire Company to consolidated income (loss) before U.S. Federal income taxes:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(150,946)	$8,112
Specialty Admitted Insurance	1,266	(988)
Casualty Reinsurance	(1,625)	207
Total underwriting (loss) profit of insurance segments	(151,305)	7,331
Other operating expenses of the Corporate and Other segment	(8,056)	(8,279)
Underwriting loss (1)	(159,361)	(948)
Net investment income	15,089	20,836
Net realized and unrealized gains (losses) on investments	6,272	(58,407)
Amortization of intangible assets	(91)	(149)
Other income and expenses	(522)	326
Interest expense	(2,216)	(2,876)
Loss before income taxes	$(140,829)	$(41,218)
(1)Included in underwriting results for the three months ended March 31, 2021 and 2020 is gross fee income of $5.1 million and $5.5 million, respectively.
Reconciliation of Adjusted Net Operating (Loss) Income
We define adjusted net operating (loss) income as net loss excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net loss calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our loss before taxes and net loss reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended March 31,
	2021		2020
	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Loss as reported	$(140,829)	$(103,460)	$(41,218)	$(36,815)
Net realized and unrealized investment (gains) losses	(6,272)	(5,751)	58,407	52,233
Other expenses	527	416	—	—
Adjusted net operating (loss) income	$(146,574)	$(108,795)	$17,189	$15,418

Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the three months ended March 31, 2021, our tangible equity per share decreased by 27.3%. Absent the $9.3 million in dividends to shareholders in the three months ended March 31, 2021, our tangible equity per share decreased by 25.7% for the three months ended March 31, 2021.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of March 31, 2021 and December 31, 2020 and reconciles tangible equity to pre-dividend tangible equity as of March 31, 2021:

	March 31, 2021		December 31, 2020
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$639,628	$20.78	$795,608	$25.96
Less:
Goodwill	181,831	5.90	181,831	5.93
Intangible assets, net	36,311	1.18	36,402	1.19
Tangible equity	$421,486	$13.70	$577,375	$18.84
Dividends to shareholders for the three months ended March 31, 2021	9,343	0.30
Pre-dividend tangible equity	$430,829	$14.00

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
Our financial strength rating is likely to be downgraded, which may have a significant impact on our business, liquidity and financial condition
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best Company (“A.M. Best”) assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile.
On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. In the first quarter of 2021, we experienced $168.7 million of further adverse development on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business. Based upon this additional adverse development, we believe that A.M. Best is likely to downgrade our financial strength rating to “A-” (Excellent). A reduction in our financial strength rating may impact our ability to attract and retain insurance and reinsurance business that our subsidiaries write. Further, our competitive position in the industry, and therefore our business, could be adversely affected. The downgrade of our financial strength rating could result in a substantial loss of business, as policyholders might move to other companies with higher financial strength ratings.
Our credit agreements contain a number of financial covenants, the breach of any of which could result in acceleration of payment of our credit facilities.
As of March 31, 2021, we had an outstanding unsecured balance of approximately $247.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in the first quarter of 2021, we experienced $170.1 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2019 and prior accident years for the commercial auto business in our Excess and Surplus Lines segment, and in 2020 we experienced $92.2 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2018 and prior accident years for the commercial auto business in our Excess and Surplus Lines segment, and in 2019, we experienced $69.0 million of adverse development on reserves for losses and loss adjustment expenses principally relating to the 2016 and 2017 accident years for the commercial auto business in our Excess and Surplus lines business. We cannot assure that we will not have further adverse development in this business.

The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2020.
•Even when a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.
•New theories of liability are enforced retroactively from time to time by courts. See also “The effect of emerging claim and coverage issues on our business is uncertain” risk factor in our Annual Report on Form 10-K for the year ended December 31, 2020.
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and the severity of the claims reported. In addition, elevated inflationary conditions could, among other things, cause loss costs to increase.
•If claims became more frequent, even if we had no liability for those claims, the cost of evaluating these potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
•We occasionally enter new lines of insurance, and as a consequence, we sometimes have to make estimates of future losses for risk classes with which we do not have a great deal of experience. This lack of experience may contribute to making errors of judgment when establishing reserves.
In addition, reinsurance reserve estimates are typically subject to greater uncertainty than insurance reserve estimates, primarily due to reliance on the original underwriting decisions made by the ceding company. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. Other factors resulting in additional uncertainty in establishing reinsurance reserves include:
•The increased lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim.
•The diversity of development patterns among different types of reinsurance treaties.
•The necessary reliance on the ceding company for information regarding claims.
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
The ongoing effect of the 2017 Tax Act, as well as other changes in U.S. tax law, may have a significant impact on the Company.
Public Law No. 115-97, enacted in December 2017 and informally titled the Tax Cuts and Jobs Act (the “Tax Act”), introduced significant changes to the Internal Revenue Code of 1986, as amended. The Tax Act contained many provisions that impact us and our shareholders, including provisions that impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), broaden the definition of United States shareholder for purposes of the controlled foreign corporation rules, and make it more difficult for a foreign insurance company to avoid being treated as a passive foreign investment company (“PFIC”).
There is continued uncertainty regarding how these and other provisions of the Tax Act will be interpreted, although guidance in proposed and final forms has been released with respect to certain provisions of the Tax Act, including certain BEAT and PFIC provisions, that may impact the Company. The ultimate impact of the Tax Act may differ from the Company’s description below due to changes in interpretations, as well as additional regulatory guidance that may be issued. Given the complexity of the Tax Act, you are strongly encouraged to consult your own tax advisor regarding its potential impact on the U.S. federal income tax consequences to you considering your particular circumstance.
Apart from enactment of the Tax Act, other legislative proposals or administrative or judicial developments could also result in an increase in the amount of U.S. tax payable by us or by an owner of our common shares.
We are subject to extensive regulation, which may materially adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may materially adversely affect our financial condition and results of operations.
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance and Falls Lake National), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re and Carolina Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and, in the case of JRG Re and Carolina Re, the BMA in Bermuda, and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
The National Association of Insurance Commissioners (“NAIC”) has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. For additional information, see “Item 1. Business—Regulation—U.S. Insurance Regulation—State Regulation.” in our Annual Report on Form 10-K for the year ended December 31, 2020, which report is incorporated into the prospectus supplement by reference.

In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted certain amendments, which when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report requirement.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
The Company intends to hold the 2021 annual general meeting of shareholders (the “2021 Annual Meeting”) on October 26, 2021. The record date, time and location of the 2021 Annual Meeting will be set forth in the proxy statement for the 2021 Annual Meeting to be distributed to shareholders prior to the meeting.
The date of the 2021 Annual Meeting represents a change of more than 30 days from the anniversary date of the Company’s 2020 annual general meeting of shareholders (the “2020 Annual Meeting”). As a result, the deadlines for shareholder proposals set forth in our definitive proxy statement for the 2020 Annual Meeting are no longer effective. Shareholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2021 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act must be received by August 17, 2021 (which the Company believes is a reasonable time before it begins to print and send its proxy materials). Any such shareholder proposal should be sent to our registered office c/o Conyers Corporate Services (Bermuda) Limited, Clarendon House, P.O. Box HM 1022, Hamilton HM DX, Bermuda. Any such proposal must comply with the requirements of Rule 14a-8.
In accordance with the Company’s Third Amended and Restated Bye-laws (the “Bye-laws”), shareholders who intend to nominate a person for election as a director or submit a proposal regarding any other matter of business at the 2021 Annual Meeting must deliver written notice of the shareholder’s intention to do so, which notice must include the information required by the Bye-laws. To be timely, the shareholder’s notice must be delivered to or mailed and received by the Company’s Secretary at the registered office of the Company identified above no earlier than June 28, 2021 and no later than August 17, 2021.

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

James River Group Holdings, Ltd.

Date:	May 5, 2021	By:	/s/ Frank N. D'Orazio
Frank N. D'Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)