Form 10-Q
period 2021-06-30
James River Group Holdings, Ltd.
filed 2021-08-05
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at August 2, 2021: 37,275,736

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
•the downgrade in the financial strength rating of our regulated insurance subsidiaries announced May 7, 2021, or further downgrades, impacting our ability to attract and retain insurance and reinsurance business that our subsidiaries write, our competitive position, and our financial condition;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2021	December 31, 2020
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2021 – $1,783,267; 2020 – $1,690,890)	$1,845,054	$1,783,642
Equity securities, at fair value (cost: 2021 – $84,909; 2020 – $81,698)	95,346	88,975
Bank loan participations, at fair value	165,217	147,604
Short-term investments	39,663	130,289
Other invested assets	57,003	46,548
Total invested assets	2,202,283	2,197,058

Cash and cash equivalents	360,931	162,260
Restricted cash equivalents	723,525	859,920
Accrued investment income	11,399	10,980
Premiums receivable and agents’ balances, net	413,647	369,577
Reinsurance recoverable on unpaid losses, net	935,561	805,684
Reinsurance recoverable on paid losses	52,932	46,118
Prepaid reinsurance premiums	287,936	243,741
Deferred policy acquisition costs	67,286	62,953
Intangible assets, net	36,220	36,402
Goodwill	181,831	181,831
Other assets	118,265	86,548
Total assets	$5,391,816	$5,063,072

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2021	December 31, 2020
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,447,002	$2,192,080
Unearned premiums	709,479	630,371
Payables to reinsurers	144,147	110,431
Funds held	723,525	859,920
Senior debt	262,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	55,317	55,989
Other liabilities	87,492	52,318
Total liabilities	4,533,317	4,267,464
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2021 and 2020: $0.0002 par value; 200,000,000 shares authorized; 37,275,562 and 30,649,261 shares issued and outstanding, respectively	7	6
Preferred Shares – 2021 and 2020: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	857,916	664,476
Retained (deficit) earnings	(53,993)	49,227
Accumulated other comprehensive income	54,569	81,899
Total shareholders’ equity	858,499	795,608
Total liabilities and shareholders’ equity	$5,391,816	$5,063,072

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share amounts)
Revenues
Gross written premiums	$380,146	$301,639	$753,401	$585,480
Ceded written premiums	(186,542)	(135,882)	(385,198)	(285,069)
Net written premiums	193,604	165,757	368,203	300,411
Change in net unearned premiums	(20,899)	(16,942)	(34,905)	(5,678)
Net earned premiums	172,705	148,815	333,298	294,733
Net investment income	14,348	15,350	29,437	36,186
Net realized and unrealized gains (losses) on investments	3,483	21,593	9,755	(36,814)
Other income	1,031	991	2,057	2,928
Total revenues	191,567	186,749	374,547	297,033
Expenses
Losses and loss adjustment expenses	110,000	98,746	383,500	195,602
Other operating expenses	45,840	43,397	93,221	95,018
Other expenses	904	1,732	1,525	1,732
Interest expense	2,249	2,965	4,465	5,841
Amortization of intangible assets	91	149	182	298
Total expenses	159,084	146,989	482,893	298,491
Income (loss) before taxes	32,483	39,760	(108,346)	(1,458)
Income tax expense (benefit)	11,640	4,146	(25,729)	(257)
Net income (loss)	20,843	35,614	(82,617)	(1,201)
Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $2,013 and $(3,635) in 2021 and $6,927 and $5,535 in 2020	15,358	46,313	(27,330)	42,394
Total comprehensive income (loss)	$36,201	$81,927	$(109,947)	$41,193
Per share data:
Basic earnings (loss) per share	$0.61	$1.17	$(2.54)	$(0.04)
Diluted earnings (loss) per share	$0.60	$1.16	$(2.54)	$(0.04)
Dividend declared per share	$0.30	$0.30	$0.60	$0.60
Weighted-average common shares outstanding:
Basic	34,418,472	30,529,241	32,576,463	30,502,774
Diluted	34,586,997	30,782,609	32,576,463	30,502,774

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at March 31, 2021	30,774,930	$6	$—	$663,987	$(63,576)	$39,211	$639,628
Net income	—	—	—	—	20,843	—	20,843
Other comprehensive income	—	—	—	—	—	15,358	15,358
Dividends	—	—	—	—	(11,260)	—	(11,260)
Issuance of common shares	6,497,500	1	—	192,106	—	—	192,107
Vesting of RSUs	3,132	—	—	(39)	—	—	(39)
Compensation expense under share incentive plans	—	—	—	1,862	—	—	1,862
Balances at June 30, 2021	37,275,562	$7	$—	$857,916	$(53,993)	$54,569	$858,499

Balances at December 31, 2020	30,649,261	$6	$—	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	—	(82,617)	—	(82,617)
Other comprehensive loss	—	—	—	—	—	(27,330)	(27,330)
Dividends	—	—	—	—	(20,603)	—	(20,603)
Issuance of common shares	6,497,500	1	—	192,106	—	—	192,107
Exercise of stock options	16,471	—	—	159	—	—	159
Vesting of RSUs	112,330	—	—	(2,592)	—	—	(2,592)
Compensation expense under share incentive plans	—	—	—	3,767	—	—	3,767
Balances at June 30, 2021	37,275,562	$7	$—	$857,916	$(53,993)	$54,569	$858,499

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at March 31, 2020	30,520,428	$6	$—	$657,704	$35,412	$27,195	$720,317
Net income	—	—	—	—	35,614	—	35,614
Other comprehensive income	—	—	—	—	—	46,313	46,313
Dividends	—	—	—	—	(9,256)	—	(9,256)
Exercise of stock options	29,141	—	—	838	—	—	838
Vesting of RSUs	3,609	—	—	(25)	—	—	(25)
Compensation expense under share incentive plans	—	—	—	1,910	—	—	1,910
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711

Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net loss	—	—	—	—	(1,201)	—	(1,201)
Other comprehensive income	—	—	—	—	—	42,394	42,394
Dividends	—	—	—	—	(18,523)	—	(18,523)
Exercise of stock options	29,141	—	—	838	—	—	838
Vesting of RSUs	99,646	—	—	(2,063)	—	—	(2,063)
Compensation expense under share incentive plans	—	—	—	3,777	—	—	3,777
Cumulative effect of fair value option election	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13	—	—		—	(265)	—	(265)
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating activities
Net cash used in operating activities (a)	$(93,003)	$(136,231)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(273,016)	(368,975)
Sales – fixed maturity securities	36,591	9,432
Maturities and calls – fixed maturity securities	142,895	92,395
Purchases – equity securities	(10,326)	(9,993)
Sales – equity securities	6,734	3,295
Bank loan participations:
Purchases	(71,011)	(24,107)
Sales	36,059	103,933
Maturities	23,713	17,238
Other invested assets:
Purchases	(10,545)	(438)
Return of capital	336	251
Redemptions	—	13,612
Short-term investments, net	90,626	60,660
Securities receivable or payable, net	16,229	19,098
Purchases of property and equipment	(1,876)	(211)
Net cash used in investing activities	(13,591)	(83,810)
Financing activities
Senior debt issuances	—	119,000
Senior debt repayments	—	(60,000)
Dividends paid	(20,804)	(18,645)
Issuance of common shares - public offering (Note 12)	192,107	—
Issuance of common shares under equity incentive plans	329	838
Common share repurchases	(2,762)	(2,063)
Net cash provided by financing activities	168,870	39,130
Change in cash, cash equivalents, and restricted cash equivalents	62,276	(180,911)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,022,180	1,406,076
Cash, cash equivalents, and restricted cash equivalents at end of period	$1,084,456	$1,225,165
Supplemental information
Interest paid	$4,716	$6,526

Restricted cash equivalents at beginning of period	$859,920	$1,199,164
Restricted cash equivalents at end of period	$723,525	$1,020,856
Change in restricted cash equivalents	$(136,395)	$(178,308)

(a) Cash used in operating activities for the six months ended June 30, 2021 and 2020 primarily reflect $136.4 million and $178.3 million, respectively, of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Excluding the reduction in the collateral funds, cash provided by operating activities was $43.4 million and $42.1 million for the six months ended June 30, 2021 and 2020, respectively.
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
◦Carolina Re Ltd (“Carolina Re”) was formed in 2018 and as of January 1, 2018 provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re is also the cedent on an aggregate stop loss reinsurance treaty with JRG Re.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $29.1 million and $30.1 million at June 30, 2021 and December 31, 2020, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $108.3 million for the six months ended June 30, 2021 and recorded a U.S. federal income tax benefit of $25.7 million. The pre-tax loss was largely driven by the $166.7 million of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the six months ended June 30, 2021, our U.S. federal income tax benefit was 23.7% of the loss before taxes. The outbreak of the coronavirus pandemic in 2020 led to significant unrealized losses in our investment portfolio that were recognized in earnings. As a result, the Company had a pre-tax loss of $1.5 million for the six months ended June 30, 2020 and recorded a U.S. federal income tax benefit of $257,000. For the six months ended June 30, 2020, our U.S. federal income tax benefit was 17.6% of the loss before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2021
Fixed maturity securities:
State and municipal	$337,445	$16,397	$(684)	$353,158
Residential mortgage-backed	282,773	4,373	(1,165)	285,981
Corporate	742,324	37,134	(2,983)	776,475
Commercial mortgage and asset-backed	332,316	8,372	(747)	339,941
U.S. Treasury securities and obligations guaranteed by the U.S. government	88,409	1,322	(232)	89,499
Total fixed maturity securities, available-for-sale	$1,783,267	$67,598	$(5,811)	$1,845,054
December 31, 2020
Fixed maturity securities:
State and municipal	$277,241	$19,203	$(39)	$296,405
Residential mortgage-backed	286,104	7,784	(40)	293,848
Corporate	715,145	52,098	(421)	766,822
Commercial mortgage and asset-backed	314,911	12,611	(803)	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	2,360	(1)	99,848
Total fixed maturity securities, available-for-sale	$1,690,890	$94,056	$(1,304)	$1,783,642
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2021 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$122,086	$123,390
After one year through five years	469,124	491,034
After five years through ten years	321,114	332,544
After ten years	255,854	272,164
Residential mortgage-backed	282,773	285,981
Commercial mortgage and asset-backed	332,316	339,941
Total	$1,783,267	$1,845,054

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2021
Fixed maturity securities:
State and municipal	$49,220	$(684)	$—	$—	$49,220	$(684)
Residential mortgage-backed	126,896	(1,157)	219	(8)	127,115	(1,165)
Corporate	133,327	(2,983)	—	—	133,327	(2,983)
Commercial mortgage and asset-backed	90,552	(729)	2,727	(18)	93,279	(747)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,126	(232)	—	—	24,126	(232)
Total fixed maturity securities, available-for-sale	$424,121	$(5,785)	$2,946	$(26)	$427,067	$(5,811)
December 31, 2020
Fixed maturity securities:
State and municipal	$7,193	$(39)	$—	$—	$7,193	$(39)
Residential mortgage-backed	3,649	(40)	—	—	3,649	(40)
Corporate	28,607	(421)	—	—	28,607	(421)
Commercial mortgage and asset-backed	18,427	(447)	38,802	(356)	57,229	(803)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,291	(1)	—	—	2,291	(1)
Total fixed maturity securities, available-for-sale	$60,167	$(948)	$38,802	$(356)	$98,969	$(1,304)

At June 30, 2021, the Company held fixed maturity securities of 135 issuers that were in an unrealized loss position with a total fair value of $427.1 million and gross unrealized losses of $5.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At June 30, 2021, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2021 had an aggregate fair value of $10.1 million and an aggregate net unrealized gain of $113,000.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. This update changed the impairment model for available-for-sale fixed maturities and requires the Company to determine whether unrealized losses on available-for-sale fixed maturities are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related continue to be recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2021, December 31, 2020, or June 30, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At June 30, 2021, the Company's bank loan portfolio had an aggregate fair value of $165.2 million and unpaid principal of $170.2 million. Investment income on bank loan participations included in net investment income was $2.5 million and $5.4 million for the three and six months ended June 30, 2021, respectively ($3.1 million and $7.3 million for the three and six months ended June 30, 2020, respectively). Net realized and unrealized gains (losses) on investments includes gains of $2.3 million and $6.3 million for the three and six months ended June 30, 2021, respectively, related to changes in unrealized gains and losses on bank loan participations (gains of $26.6 million and losses of $17.4 million in the three and six months ended June 30, 2020, respectively). For the three and six months ended June 30, 2021, management concluded that none of the unrealized losses were due to credit-related impairments. Management concluded that $2.8 million and $7.8 million of unrealized losses in the three and six months ended June 30, 2020, respectively, were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2021 or December 31, 2020.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturity securities:
Gross realized gains	$135	$305	$1,191	$521
Gross realized losses	(2)	—	(23)	(1)
	133	305	1,168	520
Bank loan participations:
Gross realized gains	120	230	318	332
Gross realized losses	(523)	(9,669)	(783)	(10,978)
Changes in fair values of bank loan participations	2,340	26,570	6,250	(17,377)
	1,937	17,131	5,785	(28,023)
Equity securities:
Gross realized gains	82	—	111	—
Gross realized losses	(94)	—	(495)	(170)
Changes in fair values of equity securities	1,415	4,046	3,160	(9,269)
	1,403	4,046	2,776	(9,439)
Short-term investments and other:
Gross realized gains	—	31	5	50
Gross realized losses	—	—	—	(2)
Changes in fair values of short-term investments and other	10	80	21	80
	10	111	26	128
Total	$3,483	$21,593	$9,755	$(36,814)

Realized investment gains or losses are determined on a specific identification basis.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	(in thousands)
Renewable energy LLCs (a)	$29,094	$30,145	$129	$12	$(786)	$846
Renewable energy notes receivable (b)	9,000	—	270	101	504	267
Limited partnerships (c)	14,409	11,903	349	245	1,278	(324)
Bank holding companies (d)	4,500	4,500	86	86	172	172
Total other invested assets	$57,003	$46,548	$834	$444	$1,168	$961

(a)The Company's Excess and Surplus Lines and Corporate and Other segment owns equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the three months ended June 30, 2021, the Company transferred $26.3 million of its investments in the LLCs from the

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Corporate and Other segment to the Excess and Surplus Lines segment. At June 30, 2021, the Company's Corporate and Other segment holds investments in the LLCs with a total carrying value of $2.8 million. The Company recognized investment losses of $786,000 and income of $846,000 for the six months ended June 30, 2021 and 2020, respectively. The Company received cash distributions from these investments totaling $266,000 and $747,000 in the six months ended June 30, 2021 and 2020, respectively. The Company's Excess and Surplus Lines segment holds investments in the LLCs with a total carrying value of $26.3 million at June 30, 2021.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At June 30, 2021, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%. Income from the notes was $504,000 and $267,000 for the six months ended June 30, 2021 and 2020, respectively ($224,000 and $— for the Excess and Surplus Lines segment and $280,000 and $267,000 for the Corporate and Other segment in the respective periods).
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the three months ended June 30, 2021, the Company transferred $5.1 million of its investments in the limited partnerships from the Corporate and Other segment to the Excess and Surplus Lines segment. The Company’s Corporate and Other segment holds investments in limited partnerships with a total carrying value of $3.6 million at June 30, 2021. The Company recognized investment income of $862,000 and investment losses of $201,000 on these investments in the Corporate and Other segment for the six months ended June 30, 2021 and 2020, respectively. The Company’s Excess and Surplus Lines segment holds investments in limited partnerships with a total carrying value of $10.8 million at June 30, 2021. Investment income of $416,000 and investment losses of $123,000 were recognized on the investments in the Excess and Surplus Lines segment for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $7.2 million in these limited partnerships.
(d)The Company's Excess and Surplus Lines segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). During the three months ended June 30, 2021, the Company transferred ownership of the subordinated notes from the Corporate and Other segment to the Excess and Surplus Lines segment. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum. Interest income on the notes was $172,000 for both six month periods ended June 30, 2021 and 2020, respectively.
At December 31, 2020, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $520,000 at December 31, 2020, was classified as an available-for-sale fixed maturity. During the three months ended June 30, 2021, the Company received the final principal repayment for the investment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2021 and December 31, 2020.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2021		December 31, 2020
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,555	11,611	6,373
Identifiable intangible assets subject to amortization		11,611	6,555	11,611	6,373
		$42,775	$6,555	$42,775	$6,373

4.    Earnings (Loss) Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net income (loss) to shareholders	$20,843	$35,614	$(82,617)	$(1,201)

Weighted average common shares outstanding:
Basic	34,418,472	30,529,241	32,576,463	30,502,774
Common share equivalents	168,525	253,368	—	—
Diluted	34,586,997	30,782,609	32,576,463	30,502,774

Earnings (loss) per share:
Basic	$0.61	$1.17	$(2.54)	$(0.04)
Common share equivalents	(0.01)	(0.01)	—	—
Diluted	$0.60	$1.16	$(2.54)	$(0.04)
For the three and six months ended June 30, 2021, common share equivalents of 131,193 and 237,618, respectively (— and 281,405 in the respective prior year periods), were excluded from the calculation of diluted earnings (loss) per share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses for all periods are presented gross of a $335,000 allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,534,779	$1,351,689	$1,386,061	$1,377,461
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	113,450	97,620	216,816	193,602
Prior years	(3,450)	1,126	166,684	2,000
Total incurred losses and loss and adjustment expenses	110,000	98,746	383,500	195,602
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	7,263	2,337	10,456	6,609
Prior years	126,410	108,564	247,999	226,920
Total loss and loss adjustment expense payments	133,673	110,901	258,455	233,529
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,511,106	1,339,534	1,511,106	1,339,534
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	935,896	727,437	935,896	727,437
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,447,002	$2,066,971	$2,447,002	$2,066,971

The Company experienced $3.5 million of net favorable reserve development in the three months ended June 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $7.5 million of net favorable development in the Excess and Surplus Lines segment, $1.0 million of net favorable development in the Specialty Admitted Insurance segment, and $5.0 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $1.1 million of net adverse reserve development in the three months ended June 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.8 million of net favorable development in the Excess and Surplus Lines segment, $1.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $5.0 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $166.7 million of net adverse reserve development in the six months ended June 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $161.2 million of net adverse development in the Excess and Surplus Lines segment including $170.0 million on commercial auto business, almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. Loss emergence on the terminated commercial auto account in the three months ended June 30, 2021 was in line with our expectations, and accordingly, no additional reserve

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

development was taken in the second quarter of 2021. The Company also experienced $2.0 million of net favorable development in the Specialty Admitted Insurance segment, and $7.5 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $2.0 million of net adverse reserve development in the six months ended June 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.9 million of net favorable development in the Excess and Surplus Lines segment, $2.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $6.9 million of net adverse development in the Casualty Reinsurance segment.
6.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$17,504	$53,545	$(29,797)	$48,449
U.S. income taxes	(2,018)	(6,937)	3,435	(5,559)
Unrealized gains (losses) arising during the period, net of U.S. income taxes	15,486	46,608	(26,362)	42,890
Less reclassification adjustment:
Net realized investment gains	133	305	1,168	520
U.S. income taxes	(5)	(10)	(200)	(24)
Reclassification adjustment for investment gains realized in net income	128	295	968	496
Other comprehensive income (loss)	$15,358	$46,313	$(27,330)	$42,394
In addition to the $133,000 and $1.2 million of net realized investment gains on available-for-sale fixed maturities for the three and six months ended June 30, 2021, respectively ($305,000 and $520,000 of net realized investment gains for the three and six months ended June 30, 2020, respectively), the Company also recognized net realized and unrealized investment gains (losses) of $1.9 million and $5.8 million in the respective periods on its investments in bank loan participations ($17.1 million and $(28.0) million in the respective prior year periods) and $1.4 million and $2.8 million in the respective periods on its investments in equity securities ($4.0 million and $(9.4) million in the respective prior year periods).
7.       Contingent Liabilities
The Company is involved in various legal proceedings, including commercial matters and litigation regarding insurance claims arising in the ordinary course of business as well as an alleged class action lawsuit. The Company believes that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2020.
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $7.0 million of letters of credit were issued through June 30, 2021 which were secured by deposits of $9.6 million. Under a $102.5 million facility, $89.5 million of letters of credit were issued through June 30, 2021 which were secured by deposits of $115.0 million. Under a $100.0 million facility, $15.1 million of letters of credit were issued through June 30, 2021 which were secured by deposits of $28.3 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $316.6 million at June 30, 2021.
The Company previously issued a set of insurance contracts to Rasier LLC and its affiliates (collectively, “Rasier”) under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier. As of June 30, 2021, the cash equivalent collateral held in the collateral trust arrangement was approximately $820.8 million, of which approximately $97.3 million is held in a collateral trust account established in favor of the Company, and $723.5 million of which remains from the amount withdrawn from the collateral trust account in October of 2019, as permitted under our indemnification agreements with Rasier and the associated trust agreement, and is currently held on our balance sheet. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's condensed consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive income (loss) less loss and loss adjustment expenses and other operating expenses of the operating segments. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
Gross fee income included in other income and underwriting profit (loss) is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Excess and Surplus Lines	$—	$296	$—	$1,571
Specialty Admitted Insurance	954	448	1,881	784
Total	$954	$744	$1,881	$2,355

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2021
Gross written premiums	$214,014	$129,189	$36,943	$—	$380,146
Net earned premiums	117,945	18,595	36,165	—	172,705
Underwriting profit (loss) of insurance segments	26,917	2,138	(3,321)	—	25,734
Net investment income	3,473	766	9,707	402	14,348
Interest expense	—	—	—	2,249	2,249
Segment revenues	124,018	21,093	45,987	469	191,567
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,211,469	1,034,622	2,120,625	25,100	5,391,816

Three Months Ended June 30, 2020
Gross written premiums	$186,994	$88,440	$26,205	$—	$301,639
Net earned premiums	100,849	14,392	33,574	—	148,815
Underwriting profit (loss) of insurance segments	16,095	1,430	(2,637)	—	14,888
Net investment income	3,336	812	10,534	668	15,350
Interest expense	—	—	—	2,965	2,965
Segment revenues	113,343	15,870	56,794	742	186,749
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,304,169	838,753	1,808,921	57,358	5,009,201

Six Months Ended June 30, 2021
Gross written premiums	$395,372	$256,225	$101,804	$—	$753,401
Net earned premiums	231,653	34,952	66,693	—	333,298
Underwriting (loss) profit of insurance segments	(124,029)	3,404	(4,946)	—	(125,571)
Net investment income	7,179	1,588	20,263	407	29,437
Interest expense	—	—	—	4,465	4,465
Segment revenues	242,814	39,658	91,504	571	374,547
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,211,469	1,034,622	2,120,625	25,100	5,391,816

Six Months Ended June 30, 2020
Gross written premiums	$323,191	$191,242	$71,047	$—	$585,480
Net earned premiums	200,588	27,675	66,470	—	294,733
Underwriting profit (loss) of insurance segments	24,207	442	(2,430)	—	22,219
Net investment income	11,277	1,740	22,138	1,031	36,186
Interest expense	—	—	—	5,841	5,841
Segment revenues	197,172	28,543	70,074	1,244	297,033
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,304,169	838,753	1,808,921	57,358	5,009,201

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$26,917	$16,095	$(124,029)	$24,207
Specialty Admitted Insurance	2,138	1,430	3,404	442
Casualty Reinsurance	(3,321)	(2,637)	(4,946)	(2,430)
Total underwriting profit (loss) of insurance segments	25,734	14,888	(125,571)	22,219
Other operating expenses of the Corporate and Other segment	(7,915)	(7,472)	(15,971)	(15,751)
Underwriting profit (loss)	17,819	7,416	(141,542)	6,468
Net investment income	14,348	15,350	29,437	36,186
Net realized and unrealized gains (losses) on investments	3,483	21,593	9,755	(36,814)
Amortization of intangible assets	(91)	(149)	(182)	(298)
Other income and expenses	(827)	(1,485)	(1,349)	(1,159)
Interest expense	(2,249)	(2,965)	(4,465)	(5,841)
Income (loss) before income taxes	$32,483	$39,760	$(108,346)	$(1,458)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Amortization of policy acquisition costs	$23,403	$21,629	$44,878	$45,746
Other underwriting expenses of the operating segments	14,522	14,296	32,372	33,521
Other operating expenses of the Corporate and Other segment	7,915	7,472	15,971	15,751
Total	$45,840	$43,397	$93,221	$95,018
Other expenses of $904,000 and $1.5 million for the three and six months ended June 30, 2021 include employee severance costs, legal and other professional fees related to the Company's May 2021 common share offering, and certain legal and professional consulting fees related to various strategic initiatives. Other expenses of $1.7 million for the three and six months ended June 30, 2020 consist of employee severance costs.
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
Assets measured at fair value on a recurring basis as of June 30, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$353,158	$—	$353,158
Residential mortgage-backed	—	285,981	—	285,981
Corporate	—	776,475	—	776,475
Commercial mortgage and asset-backed	—	339,941	—	339,941
U.S. Treasury securities and obligations guaranteed by the U.S. government	89,064	435	—	89,499
Total fixed maturity securities, available-for-sale	$89,064	$1,755,990	$—	$1,845,054
Equity securities:
Preferred stock	—	61,511	—	61,511
Common stock	28,941	4,894	—	33,835
Total equity securities	$28,941	$66,405	$—	$95,346
Bank loan participations	$—	$164,986	$231	$165,217
Short-term investments	$—	$39,663	$—	$39,663

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Beginning balance	$299	$1,032	$980	$43
Transfers out of Level 3	—	(721)	—	(721)
Transfers in to Level 3	—	—	—	358
Purchases	—	—	—	703
Sales	—	—	(282)	—
Maturities, calls and paydowns	(17)	—	(41)	(17)
Amortization of discount	—	—	—	3
Total gains or losses (realized/unrealized):
Included in earnings	(51)	1	(426)	(57)
Included in other comprehensive income	—	—	—	—
Ending balance	$231	$312	$231	$312

The Company held one bank loan participation and one equity security at June 30, 2021 and one bank loan participation and two equity securities at December 31, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $231,000 at June 30, 2021 and $980,000 at December 31, 2020.
The Company held one equity security at December 31, 2019 and one bank loan participations and two equity securities at June 30, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

using prices in trades of comparable securities was utilized to determine a fair value for the securities of $312,000 at June 30, 2020 and $43,000 at December 31, 2019.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021 or 2020. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2021 and December 31, 2020, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,845,054	$1,845,054	$1,783,642	$1,783,642
Equity securities	95,346	95,346	88,975	88,975
Bank loan participations	165,217	165,217	147,604	147,604
Cash and cash equivalents	360,931	360,931	162,260	162,260
Restricted cash equivalents	723,525	723,525	859,920	859,920
Short-term investments	39,663	39,663	130,289	130,289
Other invested assets – notes receivable	13,500	17,883	4,500	5,302
Liabilities
Senior debt	262,300	250,485	262,300	250,953
Junior subordinated debt	104,055	106,537	104,055	110,612

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2021 and December 31, 2020 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2021 and December 31, 2020, respectively.
The fair values of senior debt and junior subordinated debt at June 30, 2021 and December 31, 2020 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.    Senior Debt
At June 30, 2021, the Company had a drawn balance of $185.8 million outstanding on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2021. In the three months ended March 31, 2020, the Company drew $60.0 million on the unsecured revolver as a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020.
At June 30, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $15.1 million were outstanding under a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at June 30, 2021. In the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity as a precautionary measure to increase the Company's cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020.
12.    Capital Stock and Equity Awards
On May 10, 2021, the Company closed the offering and public sale (the “Offering”) of an aggregate of 6,497,500 of the Company’s common shares at a public offering price of $31.00 per share. The Company received net proceeds (before expenses) from the Offering of $192.1 million, which were used for general corporate purposes. The common shares were offered and sold pursuant to an underwriting agreement entered into by the Company, Barclays Capital, Inc., and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named therein.
The Company also issued 128,801 common shares in the six months ended June 30, 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 16,471 were related to employee stock option exercises and 112,330 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,275,562 at June 30, 2021.
The Company declared the following dividends during the first six months of 2021 and 2020:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	11,291
	$0.60			$20,636
2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
	$0.60			$18,540
Included in the total dividends for the six months ended June 30, 2021 and 2020 are $221,000 and $219,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $462,000 at June 30, 2021 and $663,000 at December 31, 2020.

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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2021, 1,250,474 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2021, 94,781 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(29,884)	$26.37	(29,141)	$28.78
Forfeited	—	$—	—	$—
End of period	433,440	$32.65	614,710	$30.49
Exercisable, end of period	433,440	$32.65	614,710	$30.49

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at June 30, 2021 was 1.7 years.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	139,682	$50.22	179,016	$43.55
Vested	(164,957)	$41.85	(147,260)	$41.14
Forfeited	(25,816)	$46.34	(16,846)	$42.17
Unvested, end of period	348,765	$46.87	355,278	$42.65
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Share based compensation expense	$1,862	$1,910	$3,767	$3,777
U.S. tax benefit on share based compensation expense	302	249	596	499
As of June 30, 2021, the Company had $13.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
13.    Subsequent Events
On July 27, 2021, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on September 30, 2021 to shareholders of record on September 13, 2021.
On July 9, 2021 a purported class action lawsuit was filed in US District Court, Eastern District of Virginia, on behalf of Employees’ Retirement Fund of the City of Fort Worth (“Plaintiff”) against James River Group Holdings, Ltd. and certain of its present and former officers (together “Defendants”), alleging claims under Section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that it purchased James River common stock between August 1, 2019 and May 5, 2021, inclusive (the putative “Class Period”), that Defendants failed to make appropriate disclosures concerning reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc. and that, as a result, Plaintiff suffered unspecified damages. We believe that the Plaintiff’s claims are without merit and intend to vigorously defend this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•The Specialty Admitted Insurance segment approaches the insurance market in two ways: as a risk bearing underwriter, and as a “fronting” company. The Company’s risk bearing underwriting is focused on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers. In its fronting business, the Specialty Admitted segment works with distributors, such as managing general agents and other producers, by using our licensure, rating and administrative services in order to produce and service insurance policies for reinsurers and other third party risk bearing entities. We charge fees for “fronting” for these capital providers. In some instances, we retain a small percentage of the risk on fronted business. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;
•The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and an aggregate stop loss reinsurance to Carolina Re Ltd (“Carolina Re”), through JRG Reinsurance Company Ltd. (“JRG Re”), both Bermuda-based reinsurance companies. JRG Re has also in the past provided reinsurance to the Company's U.S. based insurance subsidiaries through a quota-share reinsurance agreement; Carolina Re was formed in 2018 to do this as well; and
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.
All of our insurance and reinsurance subsidiaries have financial strength ratings of “A-” (Excellent) from A.M. Best Company.

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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$380,146	$301,639	26.0%	$753,401	$585,480	28.7%
Net retention (1)	50.9%	55.0%		48.9%	51.3%
Net written premiums	$193,604	$165,757	16.8%	$368,203	$300,411	22.6%
Net earned premiums	$172,705	$148,815	16.1%	$333,298	$294,733	13.1%
Losses and loss adjustment expenses	(110,000)	(98,746)	11.4%	(383,500)	(195,602)	96.1%
Other operating expenses	(44,886)	(42,653)	5.2%	(91,340)	(92,663)	(1.4)%
Underwriting profit (loss) (2), (3)	17,819	7,416	140.3%	(141,542)	6,468	—
Net investment income	14,348	15,350	(6.5)%	29,437	36,186	(18.7)%
Net realized and unrealized gains (losses) on investments	3,483	21,593	(83.9)%	9,755	(36,814)	—
Other income and expense	(827)	(1,485)	(44.3)%	(1,349)	(1,159)	16.4%
Interest expense	(2,249)	(2,965)	(24.1)%	(4,465)	(5,841)	(23.6)%
Amortization of intangible assets	(91)	(149)	(38.9)%	(182)	(298)	(38.9)%
Income (loss) before taxes	32,483	39,760	(18.3)%	(108,346)	(1,458)	—
Income tax expense (benefit)	11,640	4,146	180.8%	(25,729)	(257)	—
Net income (loss)	$20,843	$35,614	(41.5)%	$(82,617)	$(1,201)	—
Adjusted net operating income (loss) (4)	$18,829	$17,379	8.3%	$(89,966)	$32,797	—
Ratios:
Loss ratio	63.7%	66.4%		115.1%	66.4%
Expense ratio	26.0%	28.6%		27.4%	31.4%
Combined ratio	89.7%	95.0%		142.5%	97.8%
Accident year loss ratio (5)	65.7%	65.6%		65.1%	65.7%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting profit (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before taxes and for additional information.
(3)Included in underwriting results for the three and six months ended June 30, 2021 is gross fee income of $5.4 million and $10.6 million, respectively ($5.7 million and $11.2 million in the respective prior year periods).
(4)Adjusted net operating income (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to net income (loss) and for additional information.
(5)Accident year loss ratio is defined as the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
Three Months Ended June 30, 2021 and 2020
The Company had an underwriting profit of $17.8 million for the three months ended June 30, 2021. This compares to an underwriting profit of $7.4 million for the same period in the prior year.
The results for the three months ended June 30, 2021 and 2020 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains of $3.5 million and $21.6 million for the three months ended June 30, 2021 and 2020, respectively. The prior year gains reflect a partial recovery of the significant unrealized losses incurred in the first quarter of 2020 due to the onset of COVID-19. The net realized and unrealized investment gains for the three months ended June 30, 2021 include $1.4 million and $2.3 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($4.0 million and $26.6 million for the three months ended June 30, 2020, respectively). See “— Investing Results" for more information on these realized and unrealized investment gains.

We define adjusted net operating income (loss) as net income (loss) excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income before taxes and net income reconcile to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2021		2020
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$32,483	$20,843	$39,760	$35,614
Net realized and unrealized investment gains	(3,483)	(2,741)	(21,593)	(19,763)
Other expenses	811	727	1,732	1,528
Adjusted net operating income	$29,811	$18,829	$19,899	$17,379

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended June 30, 2021 was 89.7%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended June 30, 2021 includes $3.5 million, or 2.0 percentage points, of net favorable reserve development on prior accident years, including $7.5 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $5.0 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the three months ended June 30, 2020 was 95.0%. The combined ratio for the three months ended June 30, 2020 includes $1.1 million, or 0.8 percentage points, of net adverse reserve development on prior accident years, including $2.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $5.0 million of net adverse reserve development from the Casualty Reinsurance segment.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an entity domiciled in Bermuda that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Internal Revenue Code of 1986, as amended, effective January 1, 2018. JRG Re also provides aggregate stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio decreased from 28.6% for the three months ended June 30, 2020 to 26.0% for the three months ended June 30, 2021. The decrease reflects an 18.4% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 68.3% of consolidated net earned premiums for the three months ended June 30, 2021 compared to 67.8% for three months ended June 30, 2020. Gross fee income for the Company decreased from $5.7 million for the three months ended June 30, 2020 to $5.4 million for the three months ended June 30, 2021. The decrease was driven by a $296,000 decline in the Excess and Surplus Lines segment due to the termination of a commercial auto account.

Six Months Ended June 30, 2021 and 2020
The Company had an underwriting loss of $141.5 million for the six months ended June 30, 2021. This compares to an underwriting profit of $6.5 million for the same period in the prior year. Net adverse reserve development on prior accident years was the principal driver of the current year underwriting loss. Underwriting results for the six months ended June 30, 2021 include $166.7 million of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previously canceled commercial auto account that has been in runoff since 2019 (see underwriting results of the Excess and Surplus Lines segment below for further discussion). Underwriting results for the six months ended June 30, 2020 included $2.0 million of net adverse reserve development on prior accident years.
The results for the six months ended June 30, 2021 and 2020 include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains (losses) of $9.8 million and $(36.8) million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net realized and unrealized gains on investments include $3.2 million and $6.3 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($(9.3) million and $(17.4) million of net realized and unrealized losses for the six months ended June 30, 2020, respectively). The outbreak of COVID-19 in the first quarter of 2020 and uncertainty around the extent of its economic impact caused severe declines in financial markets, leading to significant net unrealized losses recognized in earnings. See “— Investing Results" for more information on these realized and unrealized investment gains (losses).
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Six Months Ended June 30,
	2021		2020
	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Loss as reported	$(108,346)	$(82,617)	$(1,458)	$(1,201)
Net realized and unrealized investment (gains) losses	(9,755)	(8,492)	36,814	32,470
Other expenses	1,338	1,143	1,732	1,528
Adjusted net operating (loss) income	$(116,763)	$(89,966)	$37,088	$32,797

Combined Ratios
Our combined ratio for the six months ended June 30, 2021 was 142.5%. The combined ratio for the six months ended June 30, 2021 includes $166.7 million, or 50.0 percentage points, of net adverse reserve development on prior accident years, including $161.2 million of net adverse reserve development from the Excess and Surplus Lines segment (see underwriting results of the Excess and Surplus Lines segment for further discussion), $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $7.5 million of net adverse reserve development from the Casualty Reinsurance segment.
The combined ratio for the six months ended June 30, 2020 was 97.8%. The combined ratio for the six months ended June 30, 2020 includes $2.0 million, or 0.7 percentage points, of net adverse reserve development on prior accident years, including $2.9 million of net favorable reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $6.9 million of net adverse reserve development from the Casualty Reinsurance segment.
Expense Ratios
Our expense ratio decreased from 31.4% for the six months ended June 30, 2020 to 27.4% for the six months ended June 30, 2021. The decrease reflects a 17.4% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 69.5% of consolidated net earned premiums for the six months ended June 30, 2021 compared to 68.1% for the six months ended June 30, 2020. Gross fee income for the Company declined from $11.2 million for the six months ended June 30, 2020 to $10.6 million for the six months ended June 30, 2021. The termination of a commercial auto account resulted in a $1.6 million decline of gross fee income in the Excess and Surplus Lines segment for the six months ended June 30, 2021. This was partially offset by $1.0 million higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs.

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Reinsurance contracts written on a “losses occurring” basis cover claims that may occur during the term of the contract or underlying insurance policy, which is typically twelve months. Reinsurance contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period or more in proportion to the level of underlying exposure.
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$214,014	$186,994	14.4%	$395,372	$323,191	22.3%
Specialty Admitted Insurance	129,189	88,440	46.1%	256,225	191,242	34.0%
Casualty Reinsurance	36,943	26,205	41.0%	101,804	71,047	43.3%
	$380,146	$301,639	26.0%	$753,401	$585,480	28.7%
Net written premiums:
Excess and Surplus Lines	$135,163	$126,814	6.6%	$243,596	$219,020	11.2%
Specialty Admitted Insurance	21,498	12,739	68.8%	43,503	26,095	66.7%
Casualty Reinsurance	36,943	26,204	41.0%	81,104	55,296	46.7%
	$193,604	$165,757	16.8%	$368,203	$300,411	22.6%
Net earned premiums:
Excess and Surplus Lines	$117,945	$100,849	17.0%	$231,653	$200,588	15.5%
Specialty Admitted Insurance	18,595	14,392	29.2%	34,952	27,675	26.3%
Casualty Reinsurance	36,165	33,574	7.7%	66,693	66,470	0.3%
	$172,705	$148,815	16.1%	$333,298	$294,733	13.1%
Gross written premiums for the Excess and Surplus Lines segment (which represents 52.5% of our consolidated gross written premiums in the six months ended June 30, 2021) increased 14.4% and 22.3% from the corresponding three and six month periods in the prior year, respectively. Policy submissions excluding commercial auto policies were higher by 0.8% and 16.9% more policies were bound in the six months ended June 30, 2021 than in the six months ended June 30, 2020. Renewal rates for the Excess and Surplus Lines segment were up 16.9% compared to the six months ended June 30, 2020. The change in gross written premiums compared to the same period in 2020 was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Excess Casualty	$63,133	$49,594	27.3%	$131,534	$83,801	57.0%
General Casualty	41,842	41,169	1.6%	71,221	66,891	6.5%
Manufacturers & Contractors	35,623	31,715	12.3%	67,478	60,045	12.4%
Excess Property	17,660	14,064	25.6%	24,519	20,083	22.1%
Allied Health	10,595	8,977	18.0%	18,836	14,426	30.6%
Small Business	8,623	6,481	33.1%	16,085	12,110	32.8%
All other Core E&S divisions	29,551	27,906	5.9%	52,924	52,012	1.8%
Total Core E&S divisions	207,027	179,906	15.1%	382,597	309,368	23.7%
Commercial Auto	$6,987	$7,088	(1.4)%	12,775	13,823	(7.6)%
Excess and Surplus Lines gross written premium	$214,014	$186,994	14.4%	$395,372	$323,191	22.3%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.0% of our consolidated gross written premiums for the six months ended June 30, 2021) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Individual risk workers’ compensation premium	$14,250	$16,157	(11.8)%	$30,436	$33,637	(9.5)%
Fronting and program premium	114,939	72,283	59.0%	225,789	157,605	43.3%
Specialty Admitted gross written premium	$129,189	$88,440	46.1%	$256,225	$191,242	34.0%
The premium growth in fronting and programs was driven by nine new fronting relationships that generated $21.6 million and $45.1 million of gross written premium in the three and six months ended June 30, 2021, respectively, and growth in existing programs which generated increases of $21.1 million and $21.9 million, respectively. Our largest fronting relationship produced $30.3 million and $64.3 million of gross written premium for the three and six months ended June 30, 2021, respectively, compared to $30.1 million and $62.8 million for the three and six months ended June 30, 2020 and representing 25.1% of the segment's gross written premium in the six months ended June 30, 2021 down from 32.8% in the six months ended June 30, 2020.
Gross written premiums for the Casualty Reinsurance segment (which represents 13.5% of our consolidated gross written premiums in the first six months of 2021) increased 41.0% and 43.3% from the corresponding three and six month periods in the prior year, respectively. The increase in gross written premiums was largely due to higher renewal premiums on a few treaties and a change in renewal date for one treaty. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Excess and Surplus Lines	63.2%	67.8%	61.6%	67.8%
Specialty Admitted Insurance	16.6%	14.4%	17.0%	13.6%
Casualty Reinsurance	100.0%	100.0%	79.7%	77.8%
Total	50.9%	55.0%	48.9%	51.3%
The net premium retention for the Excess and Surplus Lines segment decreased for the three and six months ended June 30, 2021 as compared to the prior year periods due to growth in written premium in the Excess Casualty underwriting division, which has a higher percentage of ceded premium than our other divisions.
The net premium retention for the Specialty Admitted Insurance segment increased for the three and six months ended June 30, 2021 as compared to the respective periods in the prior year primarily due to higher retentions in the fronting business. The net retention on the segment’s fronting business was 15.3% and 15.5% for the three and six months ended June 30, 2021, respectively (10.8% and 10.2% for the three and six months ended June 30, 2020, respectively). The net retention on the individual risk workers’ compensation business was 27.7% for both the three and six months ended June 30, 2021 (30.5% and 29.9% for the three and six months ended June 30, 2020, respectively).
The net premium retention for the Casualty Reinsurance segment for the six months ended June 30, 2021 and 2020, respectively, reflects the impact of one retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $20.7 million in the first quarter of 2021 compared to $15.8 million in the first quarter of 2020.

Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Excess and Surplus Lines	77.2%	84.0%	153.5%	87.9%
Specialty Admitted Insurance	88.5%	90.1%	90.3%	98.4%
Casualty Reinsurance	109.2%	107.9%	107.4%	103.7%
Total	89.7%	95.0%	142.5%	97.8%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$214,014	$186,994	14.4%	$395,372	$323,191	22.3%
Net written premiums	$135,163	$126,814	6.6%	$243,596	$219,020	11.2%
Net earned premiums	$117,945	$100,849	17.0%	$231,653	$200,588	15.5%
Losses and loss adjustment expenses	(69,594)	(63,410)	9.8%	(311,336)	(128,939)	141.5%
Underwriting expenses	(21,434)	(21,344)	0.4%	(44,346)	(47,442)	(6.5)%
Underwriting profit (loss) (1), (2)	$26,917	$16,095	67.2%	$(124,029)	$24,207	—
Ratios:
Loss ratio	59.0%	62.9%		134.4%	64.3%
Expense ratio	18.2%	21.1%		19.1%	23.6%
Combined ratio	77.2%	84.0%		153.5%	87.9%
Accident year loss ratio	65.3%	65.7%		64.8%	65.7%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
(2)Underwriting results for the three and six months ended June 30, 2020 include gross fee income of $296,000 and $1.6 million, respectively, related to Rasier, a former commercial auto account (none for the three and six months ended June 30, 2021).
The loss ratio of 59.0% for the three months ended June 30, 2021 includes $7.5 million of net favorable reserve development (6.3 percentage points) in our loss estimates for prior accident years on Core E&S lines of business. The loss ratio of 134.4% for the six months ended June 30, 2021 includes $161.2 million of net adverse reserve development (69.6 percentage points) in our loss estimates for prior accident years, including $8.8 million of net favorable development on Core E&S lines of business and $170.0 million of net adverse development on commercial auto business that was almost entirely related to a previously canceled account that has been runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations in the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on the this account. The loss ratios of 62.9% and 64.3% for the three and six months ended June 30, 2020 include $2.8 million and $2.9 million (2.8 and 1.4 percentage points), respectively, of net favorable reserve development in our loss estimates for prior accident years.
The expense ratio for this segment decreased from 21.1% and 23.6% for the three and six months ended June 30, 2020, respectively, to 18.2% and 19.1% for the three and six months ended June 30, 2021, respectively, due to increases of 18.4% and

17.4%, respectively, in Core E&S net earned premiums including in lines that have meaningful ceding commissions. Gross fee income related to a former commercial auto account contributed to reductions in the expense ratio of 0.3 and 0.8 percentage points for the three and six months ended June 30, 2020, respectively (none for the three and six months ended June 30, 2021).
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment increased from an underwriting profit of $16.1 million for the three months ended June 30, 2020 to an underwriting profit of $26.9 million for the three months ended June 30, 2021. The Excess and Surplus Lines segment had an underwriting loss of $124.0 million for the six months ended June 30, 2021 compared to an underwriting profit of $24.2 million for the six months ended June 30, 2020.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$129,189	$88,440	46.1%	$256,225	$191,242	34.0%
Net written premiums	$21,498	$12,739	68.8%	$43,503	$26,095	66.7%
Net earned premiums	$18,595	$14,392	29.2%	$34,952	$27,675	26.3%
Losses and loss adjustment expenses	(13,366)	(10,559)	26.6%	(24,108)	(20,464)	17.8%
Underwriting expenses	(3,091)	(2,403)	28.6%	(7,440)	(6,769)	9.9%
Underwriting profit (1), (2)	$2,138	$1,430	49.5%	$3,404	$442	670.1%
Ratios:
Loss ratio	71.9%	73.4%		69.0%	73.9%
Expense ratio	16.6%	16.7%		21.3%	24.5%
Combined ratio	88.5%	90.1%		90.3%	98.4%
Accident year loss ratio	77.3%	80.3%		74.7%	81.2%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)Underwriting results include gross fee income of $5.4 million and $10.6 million for the three and six months ended June 30, 2021, respectively ($5.4 million and $9.6 million for the same periods in the prior year).
The loss ratios of 71.9% and 69.0% for the three and six months ended June 30, 2021 include $1.0 million and $2.0 million (5.4 and 5.7 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The loss ratios of 73.4% and 73.9% for the three and six months ended June 30, 2020 include $1.0 million and $2.0 million (6.9 and 7.3 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 16.6% and 21.3% for the three and six months ended June 30, 2021, respectively, compared to the prior year ratios of 16.7% and 24.5%, respectively. The improvement was driven by the growth in net earned premiums and higher fee income, which increased 1.1% and 10.2% over the respective three and six month periods in the prior year due to the growth in our fronting business.
Underwriting results for the Specialty Admitted Insurance segment in the three and six months ended June 30, 2020 were favorably impacted by a $1.2 million adjustment to fee income on one fronted program (a reduction in commission expense, representing an 8.4 and 3.7 point reduction in the combined ratio for the respective periods).
As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $2.1 million and $3.4 million for the three and six months ended June 30, 2021, respectively, compared to an underwriting profit of $1.4 million and $442,000 for the three and six months ended June 30, 2020, respectively.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$36,943	$26,205	41.0%	$101,804	$71,047	43.3%
Net written premiums	$36,943	$26,204	41.0%	$81,104	$55,296	46.7%
Net earned premiums	$36,165	$33,574	7.7%	$66,693	$66,470	0.3%
Losses and loss adjustment expenses	(27,040)	(24,777)	9.1%	(48,056)	(46,199)	4.0%
Underwriting expenses	(12,446)	(11,434)	8.9%	(23,583)	(22,701)	3.9%
Underwriting loss (1)	$(3,321)	$(2,637)	25.9%	$(4,946)	$(2,430)	103.5%
Ratios:
Loss ratio	74.8%	73.8%		72.1%	69.5%
Expense ratio	34.4%	34.1%		35.3%	34.2%
Combined ratio	109.2%	107.9%		107.4%	103.7%
Accident year loss ratio	60.9%	59.0%		60.8%	59.2%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratios of 74.8% and 72.1% for the three and six months ended June 30, 2021, respectively, include $5.0 million and $7.5 million (13.9 and 11.2 percentage points), respectively, of net adverse development in our loss estimates for prior accident years. The loss ratios of 73.8% and 69.5% for the three and six months ended June 30, 2020, respectively, include $5.0 million and $6.9 million (14.8 and 10.3 percentage points), respectively, of net adverse development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 34.4% and 35.3% for the three and six months ended June 30, 2021, respectively, compared to 34.1% and 34.2% in the respective prior year periods. Commission slide adjustments related to incurred losses increased the expense ratio by 1.2 and 2.1 points in the three and six months ended June 30, 2021, respectively, compared to an increase of 0.4 points and a decrease of 0.8 points in the three and six months ended June 30, 2020, respectively.
As a result of the items discussed above, underwriting results for the Casualty Reinsurance segment declined from underwriting losses of $2.6 million and $2.4 million for the three and six months ended June 30, 2020, respectively, to underwriting losses of $3.3 million and $4.9 million for the three and six months ended June 30, 2021, respectively.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2021 was $2,447.0 million. Of this amount, 60.4% relates to amounts that are IBNR. This amount was 58.7% at December 31, 2020. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$566,154	$910,937	$1,477,091
Specialty Admitted Insurance	270,196	380,994	651,190
Casualty Reinsurance	132,875	185,846	318,721
Total	$969,225	$1,477,777	$2,447,002

At June 30, 2021, the amount of net reserves prior to the $335,000 allowance for uncollectible reinsurance recoverables of $1,511.1 million that related to IBNR was 57.8%. This amount was 55.3% at December 31, 2020. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$466,110	$639,760	$1,105,870
Specialty Admitted Insurance	39,871	57,737	97,608
Casualty Reinsurance	130,989	176,639	307,628
Total	$636,970	$874,136	$1,511,106
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
Total operating expenses of the Corporate and Other segment were $7.9 million and $16.0 million for the three and six months ended June 30, 2021, respectively, compared to $7.5 million and $15.8 million for the same periods in the prior year.

Investing Results
Net investment income was $14.3 million and $29.4 million for the three and six months ended June 30, 2021, respectively, compared to $15.4 million and $36.2 million for the same periods in the prior year. The Company's private investments generated income of $834,000 and $1.2 million for the three and six months ended June 30, 2021, respectively, compared to income of $444,000 and $961,000 in the respective prior year periods. Excluding private investments, our net investment income for the three and six months ended June 30, 2021 decreased 9.3% and 19.7% from the prior year, respectively, principally due to lower investment income from bank loan participations resulting from a smaller portfolio and lower investment yields. The average duration of our portfolio excluding restricted cash equivalents was 3.9 years at June 30, 2021.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Fixed maturity securities	$10,700	$10,991	$22,246	$22,065
Bank loan participations	2,521	3,124	5,394	7,272
Equity securities	1,201	1,265	2,411	2,431
Other invested assets:
Renewable energy investments	399	113	(282)	1,113
Other private investments	435	331	1,450	(152)
	834	444	1,168	961
Cash, cash equivalents, restricted cash equivalents and short-term investments	68	855	173	6,014
Gross investment income	15,324	16,679	31,392	38,743
Investment expense	(976)	(1,329)	(1,955)	(2,557)
Net investment income	$14,348	$15,350	$29,437	$36,186
The following table summarizes our investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Annualized gross investment yield on:
Average cash and invested assets	2.5%	2.8%	2.6%	3.0%
Average fixed maturity securities	2.6%	3.0%	2.7%	3.1%
Of our total cash and invested assets of $2,563.2 million at June 30, 2021 (excluding restricted cash equivalents), $360.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,845.1 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income. Also included in our investments are $165.2 million of bank loan participations, $95.3 million of equity securities, $39.7 million of short-term investments, and $57.0 million of other invested assets.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At June 30, 2021 and December 31, 2020, the fair market value of these securities was $165.2 million and $147.6 million, respectively.

For the six months ended June 30, 2021, the Company recognized net realized and unrealized investment gains of $9.8 million ($3.5 million of net realized and unrealized investment gains for the three months ended June 30, 2021), including $6.3 million of net unrealized gains on bank loan participations, $3.2 million of net gains for the change in the fair value of equity securities, $1.2 million of net realized investment gains on the sale of fixed maturity securities, $465,000 of net realized investment losses on the sale of bank loan participations, and $384,000 of net realized investment losses on the sale of equity securities.
For the six months ended June 30, 2020, the Company recognized net realized and unrealized investment losses of $36.8 million ($21.6 million of net realized and unrealized investment gains for the three months ended June 30, 2020), including $17.4 million of net unrealized losses on bank loan participations, $9.3 million of net unrealized losses for the change in the fair value of equity securities, $10.6 million of net realized investment losses on the sale of bank loan securities, and $520,000 of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at June 30, 2021 or December 31, 2020. At June 30, 2021, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2021			December 31, 2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$337,445	$353,158	19.1%	$277,241	$296,405	16.6%
Residential mortgage-backed	282,773	285,981	15.5%	286,104	293,848	16.5%
Corporate	742,324	776,475	42.1%	715,145	766,822	43.0%
Commercial mortgage and asset-backed	332,316	339,941	18.4%	314,911	326,719	18.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	88,409	89,499	4.9%	97,489	99,848	5.6%
Total fixed maturity securities, available-for-sale	$1,783,267	$1,845,054	100.0%	$1,690,890	$1,783,642	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2021:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$382,525	20.7%
AA	676,529	36.7%
A	566,737	30.7%
BBB	209,125	11.3%
Below BBB and unrated	10,138	0.6%
Total	$1,845,054	100.0%

At June 30, 2021, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $776.5 million. A summary of these securities by industry segment is shown below as of June 30, 2021:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$196,567	25.3%
Financial	192,887	24.8%
Consumer Discretionary	118,526	15.3%
Health Care	90,803	11.7%
Consumer Staples	57,971	7.5%
Utilities	119,721	15.4%
Total	$776,475	100.0%
Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of June 30, 2021:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$702,608	90.5%
Privately placed	73,867	9.5%
Total	$776,475	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2021
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$122,086	$123,390	6.7%
After one year through five years	469,124	491,034	26.6%
After five years through ten years	321,114	332,544	18.0%
After ten years	255,854	272,164	14.8%
Residential mortgage-backed	282,773	285,981	15.5%
Commercial mortgage and asset-backed	332,316	339,941	18.4%
Total	$1,783,267	$1,845,054	100.0%
At June 30, 2021, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.2 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively ($4.5 million and $5.8 million for the respective six month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 and $149,000 of amortization of intangible assets for the three months ended June 30, 2021 and 2020, respectively ($182,000 and $298,000 for the respective six month periods).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $108.3 million for the six months ended June 30, 2021 and recorded a U.S. federal income tax benefit of $25.7 million. The pre-tax loss was largely driven by the $166.7 million of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the six months ended June 30, 2021, our U.S. federal income tax benefit was 23.7% of the loss before taxes. The Company had a pre-tax loss of $1.5 million for the six months ended June 30, 2020 and recorded a U.S. federal income tax benefit of $257,000. For the six months ended June 30, 2020, our U.S. federal income tax benefit was 17.6% of the loss before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates between accident years in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Offering of Common Shares
On May 10, 2021, the Company closed the offering and public sale (the “Offering”) of an aggregate of 6,497,500 of the Company’s common shares at a public offering price of $31.00 per share. The Company received net proceeds (before expenses) from the Offering of $192.1 million, which were used for general corporate purposes. The common shares were offered and sold pursuant to an underwriting agreement entered into by the Company, Barclays Capital, Inc., and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named therein.
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
At June 30, 2021, the Bermuda holding company had $1.8 million of cash and cash equivalents. The U.S. holding company had $16.6 million of cash and invested assets, comprised of cash and cash equivalents of $5.2 million and other invested assets of $11.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2021.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at June 30, 2021:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2021, the Company had $89.5 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At June 30, 2021, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2021.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at June 30, 2021. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At June 30, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $15.1 million were outstanding on the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2021, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2021 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2021.
At June 30, 2021 and December 31, 2020, the Company's leverage ratio was 27.5% and 30.4%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2021 and 2020, our net premium retention was 50.9% and 55.0%, respectively (48.9% and 51.3% for the six month periods, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of June 30, 2021:

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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event beyond our 1 in 1000 year PML to exhaust our $45.0 million of property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $45.0 million of property catastrophe reinsurance, we estimate our pre-tax cost at approximately $7.5 million, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
We could enter into a transaction to transfer the risks associated with all or part of our commercial auto business. It is uncertain whether we will enter into any such transaction, or the terms of any such transaction should one be consummated.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2021:

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

(1)    Excluding one program which has quota share coverage for 84.5% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.
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
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure, primarily through auto physical damage coverage. In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed $16.0 million, inclusive of reinstatement premiums payable.
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of June 30, 2021, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2021, the allowance for credit losses on reinsurance recoverables was $335,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At June 30, 2021, we had reinsurance recoverables on unpaid losses of $935.6 million and reinsurance recoverables on paid losses of $52.9 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better, collateral had been posted by the reinsurer for our benefit, or represent recoverables from a state residual market for automobile insurance.
Amounts Recoverable from an Indemnifying Party
The Company previously issued a set of insurance contracts to Rasier LLC and its affiliates (collectively, “Rasier”) under which the Company pays losses and loss adjustment expenses on the contracts. The Company has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to receive reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by the Company. Rasier is required to collateralize all amounts currently due to the Company and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess of policy limits liabilities. The collateral is provided through a collateral trust arrangement established in favor of the Company by a captive insurance company affiliate of Rasier. As of June 30, 2021, the cash equivalent collateral held in the collateral trust arrangement was approximately $820.8 million, of which approximately $97.3 million is held in a collateral trust account established in favor of the Company, and $723.5 million of which remains from the amount withdrawn from the collateral trust account in October of 2019, as permitted under our indemnification agreements with Rasier and the associated trust agreement, and is currently held on our balance sheet. The funds withdrawn from the trust account, currently invested in short term securities and included in restricted cash equivalents on the Company's condensed consolidated balance sheet, will be used to reimburse the Company for the losses and loss adjustment expenses paid on behalf of Rasier and other related expenses incurred by the Company to the extent not paid as required under the indemnity agreements.
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

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(93,003)	$(136,231)
Investing activities	(13,591)	(83,810)
Financing activities	168,870	39,130
Change in cash, cash equivalents, and restricted cash equivalents	$62,276	$(180,911)

Cash used in operating activities for the six months ended June 30, 2021 and 2020, respectively, primarily reflects $136.4 million and $178.3 million of restricted cash equivalents returned to a former insured per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party above). Excluding the reduction in the collateral funds, cash provided by operating activities was $43.4 million and $42.1 million for the six months ended June 30, 2021 and 2020, respectively. Cash provided by operating activities excluding restricted cash equivalents for the six months ended June 30, 2021 and 2020 primarily reflects growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 14.1% and 8.9% of total cash and invested assets at June 30, 2021 and 2020, respectively.
Cash provided by financing activities for the six months ended June 30, 2021 and 2020 included $20.8 million and $18.6 million of dividends paid to shareholders, respectively. On May 10, 2021, the Company closed on a public offering of its common shares. The Company received net proceeds (before expenses) of $192.1 million. The proceeds were used for general corporate purposes. In the six months ended June 30, 2020, we drew a net $59.0 million on our senior credit facilities as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.

Ratings
The A.M. Best financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s opinion of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. On May 7, 2021, following the Company's announcement of $168.7 million of further adverse development in the first quarter of 2021 on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business, A.M. Best announced a downgrade of our financial strength rating to “A-” (Excellent) and maintained a negative outlook on our regulated insurance subsidiaries.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. The “A-” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries are consistent with our business plans and we believe allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
EQUITY
On May 10, 2021, the Company closed the offering and public sale (the “Offering”) of an aggregate of 6,497,500 of the Company’s common shares at a public offering price of $31.00 per share. The Company received net proceeds (before expenses) from the Offering of $192.1 million, which were used for general corporate purposes. The common shares were offered and sold pursuant to an underwriting agreement entered into by the Company, Barclays Capital, Inc., and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named therein.
The Company also issued 128,801 common shares in the six months ended June 30, 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 16,471 were related to employee stock option exercises and 112,330 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,275,562 at June 30, 2021.
Share Based Compensation Expense
For each of the three months ended June 30, 2021 and 2020, the Company recognized $1.9 million of share based compensation expense ($3.8 million in each of the six month periods). As of June 30, 2021, the Company had $13.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(29,884)	$26.37	(29,141)	$28.78
Forfeited	—	$—	—	$—
End of period	433,440	$32.65	614,710	$30.49
Exercisable, end of period	433,440	$32.65	614,710	$30.49

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	139,682	$50.22	179,016	$43.55
Vested	(164,957)	$41.85	(147,260)	$41.14
Forfeited	(25,816)	$46.34	(16,846)	$42.17
Unvested, end of period	348,765	$46.87	355,278	$42.65
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
The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income (loss) before U.S. Federal income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$26,917	$16,095	$(124,029)	$24,207
Specialty Admitted Insurance	2,138	1,430	3,404	442
Casualty Reinsurance	(3,321)	(2,637)	(4,946)	(2,430)
Total underwriting profit (loss) of insurance segments	25,734	14,888	(125,571)	22,219
Other operating expenses of the Corporate and Other segment	(7,915)	(7,472)	(15,971)	(15,751)
Underwriting profit (loss) (1)	17,819	7,416	(141,542)	6,468
Net investment income	14,348	15,350	29,437	36,186
Net realized and unrealized gains (losses) on investments	3,483	21,593	9,755	(36,814)
Amortization of intangible assets	(91)	(149)	(182)	(298)
Other income and expenses	(827)	(1,485)	(1,349)	(1,159)
Interest expense	(2,249)	(2,965)	(4,465)	(5,841)
Income (loss) before income taxes	$32,483	$39,760	$(108,346)	$(1,458)
(1)Included in underwriting results for the three and six months ended June 30, 2021 is gross fee income of $5.4 million and $10.6 million, respectively ($5.7 million and $11.2 million for the same periods in the prior year).
Reconciliation of Adjusted Net Operating Income (Loss)
We define adjusted net operating income (loss) as net income (loss) excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income (loss) before taxes and net income (loss) reconcile to our adjusted net operating income (loss) as follows:

	Three Months Ended June 30,
	2021		2020
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income as reported	$32,483	$20,843	$39,760	$35,614
Net realized and unrealized investment gains	(3,483)	(2,741)	(21,593)	(19,763)
Other expenses	811	727	1,732	1,528
Adjusted net operating income	$29,811	$18,829	$19,899	$17,379

	Six Months Ended June 30,
	2021		2020
	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income
	($ in thousands)
Loss as reported	$(108,346)	$(82,617)	$(1,458)	$(1,201)
Net realized and unrealized investment (gains) losses	(9,755)	(8,492)	36,814	32,470
Other expenses	1,338	1,143	1,732	1,528
Adjusted net operating (loss) income	$(116,763)	$(89,966)	$37,088	$32,797
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the six months ended June 30, 2021, our tangible equity per share decreased by 8.8%. Absent the $20.6 million in dividends to shareholders in the six months ended June 30, 2021, our tangible equity per share decreased by 5.6% for the six months ended June 30, 2021.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of June 30, 2021 and December 31, 2020 and reconciles tangible equity to pre-dividend tangible equity as of June 30, 2021:

	June 30, 2021		December 31, 2020
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$858,499	$23.03	$795,608	$25.96
Less:
Goodwill	181,831	4.88	181,831	5.93
Intangible assets, net	36,220	0.97	36,402	1.19
Tangible equity	$640,448	$17.18	$577,375	$18.84
Dividends to shareholders for the six months ended June 30, 2021	20,603	0.60
Pre-dividend tangible equity	$661,051	$17.78

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business as well as an alleged class action lawsuit. We believe that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On July 9, 2021 a purported class action lawsuit was filed in US District Court, Eastern District of Virginia, on behalf of Employees’ Retirement Fund of the City of Fort Worth (“Plaintiff”) against James River Group Holdings, Ltd. and certain of its present and former officers (together “Defendants”), alleging claims under Section 10(b) of the Securities Exchange Act of 1934. Plaintiff alleges that it purchased James River common stock between August 1, 2019 and May 5, 2021, inclusive (the putative “Class Period”), that Defendants failed to make appropriate disclosures concerning reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc. and that, as a result, Plaintiff suffered unspecified damages. We believe that the Plaintiff’s claims are without merit and intend to vigorously defend this lawsuit.

Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
On May 7, 2021, our financial strength rating was downgraded. The downgrade of our financial strength rating, along with any further downgrade, may have a significant impact on our business, liquidity and financial condition.
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
On May 7, 2021, A.M. Best announced that it downgraded the financial strength rating on our regulated insurance subsidiaries from “A” to “A-“ (Excellent) with a negative outlook, as a result of, among other things, the recurring nature of adverse reserve development in commercial auto lines. The reduction in our financial strength rating, and any future downgrades of our financial strength rating, may impact our ability to attract and retain insurance and reinsurance business that our subsidiaries write. Further, our competitive position in the industry, and therefore our business, could be adversely affected. The downgrade of our financial strength rating, and any future downgrades, could result in a substantial loss of business, as policyholders might move to other companies with higher financial strength ratings.
Our credit agreements contain a number of financial covenants, the breach of any of which could result in acceleration of payment of our credit facilities.
As of June 30, 2021, we had an outstanding unsecured balance of approximately $247.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
We are a holding company that has no substantial operations of our own. Accordingly, we rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses and any dividends that we may pay to shareholders. The payment of dividends by our insurance and reinsurance subsidiaries is limited under the laws and regulations of the applicable domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited.
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

James River Group Holdings, Ltd.

Date:	August 5, 2021	By:	/s/ Frank N. D'Orazio
Frank N. D'Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)