Form 10-Q
period 2021-09-30
James River Group Holdings, Ltd.
filed 2021-11-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 1, 2021: 37,291,149

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2021	December 31, 2020
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2021 – $1,673,281; 2020 – $1,690,890)	$1,721,727	$1,783,642
Equity securities, at fair value (cost: 2021 – $88,900; 2020 – $81,698)	99,980	88,975
Bank loan participations, at fair value	154,989	147,604
Short-term investments	26,942	130,289
Other invested assets	57,744	46,548
Total invested assets	2,061,382	2,197,058

Cash and cash equivalents	220,551	162,260
Restricted cash equivalents	10,000	859,920
Accrued investment income	11,801	10,980
Premiums receivable and agents’ balances, net	369,191	369,577
Reinsurance recoverable on unpaid losses, net	1,348,864	805,684
Reinsurance recoverable on paid losses	82,110	46,118
Prepaid reinsurance premiums	292,490	243,741
Deferred policy acquisition costs	62,456	62,953
Intangible assets, net	36,130	36,402
Goodwill	181,831	181,831
Other assets	107,293	86,548
Total assets	$4,784,099	$5,063,072

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2021	December 31, 2020
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,596,829	$2,192,080
Unearned premiums	702,246	630,371
Payables to reinsurers	139,720	110,431
Funds held	—	859,920
Senior debt	262,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	57,264	55,989
Other liabilities	108,046	52,318
Total liabilities	3,970,460	4,267,464
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common Shares – 2021 and 2020: $0.0002 par value; 200,000,000 shares authorized; 37,287,244 and 30,649,261 shares issued and outstanding, respectively	7	6
Preferred Shares – 2021 and 2020: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	859,634	664,476
Retained (deficit) earnings	(89,112)	49,227
Accumulated other comprehensive income	43,110	81,899
Total shareholders’ equity	813,639	795,608
Total liabilities and shareholders’ equity	$4,784,099	$5,063,072

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share amounts)
Revenues
Gross written premiums	$346,599	$311,852	$1,100,000	$897,332
Ceded written premiums	(188,389)	(166,693)	(573,587)	(451,762)
Net written premiums	158,210	145,159	526,413	445,570
Change in net unearned premiums	12,398	7,803	(22,507)	2,125
Net earned premiums	170,608	152,962	503,906	447,695
Net investment income	15,289	14,959	44,726	51,145
Net realized and unrealized gains (losses) on investments	3,983	8,929	13,738	(27,885)
Other income	1,113	615	3,170	3,543
Total revenues	190,993	177,465	565,540	474,498
Expenses
Losses and loss adjustment expenses	166,078	106,155	549,578	301,757
Other operating expenses	43,193	38,224	136,414	133,242
Other expenses	706	60	2,231	1,792
Interest expense	2,227	2,129	6,692	7,970
Amortization of intangible assets	90	149	272	447
Total expenses	212,294	146,717	695,187	445,208
(Loss) income before taxes	(21,301)	30,748	(129,647)	29,290
Income tax expense (benefit)	2,588	4,465	(23,141)	4,208
Net (loss) income	(23,889)	26,283	(106,506)	25,082
Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(1,882) and $(5,517) in 2021 and $849 and $6,384 in 2020	(11,459)	5,039	(38,789)	47,433
Total comprehensive (loss) income	$(35,348)	$31,322	$(145,295)	$72,515
Per share data:
Basic (loss) earnings per share	$(0.64)	$0.86	$(3.12)	$0.82
Diluted (loss) earnings per share	$(0.64)	$0.85	$(3.12)	$0.81
Dividend declared per share	$0.30	$0.30	$0.90	$0.90
Weighted-average common shares outstanding:
Basic	37,278,469	30,582,540	34,161,022	30,529,557
Diluted	37,278,469	30,946,843	34,161,022	30,838,595

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2021	37,275,562	$7	$—	$857,916	$(53,993)	$54,569	$858,499
Net loss	—	—	—	—	(23,889)	—	(23,889)
Other comprehensive loss	—	—	—	—	—	(11,459)	(11,459)
Dividends	—	—	—	—	(11,230)	—	(11,230)
Exercise of stock options	11,508	—	—	242	—	—	242
Vesting of RSUs	174	—	—	—	—	—	—
Compensation expense under share incentive plans	—	—	—	1,476	—	—	1,476
Balances at September 30, 2021	37,287,244	$7	$—	$859,634	$(89,112)	$43,110	$813,639

Balances at December 31, 2020	30,649,261	$6	$—	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	—	(106,506)	—	(106,506)
Other comprehensive loss	—	—	—	—	—	(38,789)	(38,789)
Dividends	—	—	—	—	(31,833)	—	(31,833)
Issuance of common shares	6,497,500	1	—	192,106	—	—	192,107
Exercise of stock options	27,979	—	—	401	—	—	401
Vesting of RSUs	112,504	—	—	(2,592)	—	—	(2,592)
Compensation expense under share incentive plans	—	—	—	5,243	—	—	5,243
Balances at September 30, 2021	37,287,244	$7	$—	$859,634	$(89,112)	$43,110	$813,639

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2020	30,553,178	$6	$—	$660,427	$61,770	$73,508	$795,711
Net income	—	—	—	—	26,283	—	26,283
Other comprehensive income	—	—	—	—	—	5,039	5,039
Dividends	—	—	—	—	(9,292)	—	(9,292)
Exercise of stock options	50,474	—	—	1,691	—	—	1,691
Vesting of RSUs	6,501	—	—	(123)	—	—	(123)
Compensation expense under share incentive plans	—	—	—	2,097	—	—	2,097
Balances at September 30, 2020	30,610,153	$6	$—	$664,092	$78,761	$78,547	$821,406

Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net income	—	—	—	—	25,082	—	25,082
Other comprehensive income	—	—	—	—	—	47,433	47,433
Dividends	—	—	—	—	(27,815)	—	(27,815)
Exercise of stock options	79,615	—	—	2,529	—	—	2,529
Vesting of RSUs	106,147	—	—	(2,186)	—	—	(2,186)
Compensation expense under share incentive plans	—	—	—	5,874	—	—	5,874
Cumulative effect of fair value option election	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13	—	—		—	(265)	—	(265)
Balances at September 30, 2020	30,610,153	$6	$—	$664,092	$78,761	$78,547	$821,406

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating activities
Net cash used in operating activities (a)	$(1,061,314)	$(222,060)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(326,483)	(509,764)
Sales – fixed maturity securities	118,260	17,465
Maturities and calls – fixed maturity securities	226,280	163,974
Purchases – equity securities	(14,339)	(10,057)
Sales – equity securities	6,757	3,945
Bank loan participations:
Purchases	(88,376)	(36,168)
Sales	48,854	113,432
Maturities	39,058	22,786
Other invested assets:
Purchases	(11,644)	(1,687)
Return of capital	610	314
Redemptions	—	16,292
Short-term investments, net	103,347	84,939
Securities receivable or payable, net	12,365	(487)
Purchases of property and equipment	(2,930)	(315)
Net cash provided by (used in) investing activities	111,759	(135,331)
Financing activities
Senior debt issuances	—	119,000
Senior debt repayments	—	(60,000)
Dividends paid	(31,990)	(27,838)
Issuance of common shares - public offering (Note 12)	192,107	—
Issuance of common shares under equity incentive plans	571	2,529
Common share repurchases	(2,762)	(2,186)
Net cash provided by financing activities	157,926	31,505
Change in cash, cash equivalents, and restricted cash equivalents	(791,629)	(325,886)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	1,022,180	1,406,076
Cash, cash equivalents, and restricted cash equivalents at end of period	$230,551	$1,080,190
Supplemental information
Interest paid	$7,473	$9,023

Restricted cash equivalents at beginning of period	$859,920	$1,199,164
Restricted cash equivalents at end of period	$10,000	$940,221
Change in restricted cash equivalents	$(849,920)	$(258,943)

(a) Cash used in operating activities for the nine months ended September 30, 2021 and 2020 primarily reflect $849.9 million and $258.9 million, respectively, of restricted cash equivalents returned to a former insured, per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party in Liquidity and Capital Resources). Excluding the reduction in the collateral funds, cash (used in) provided by operating activities was $(211.4) million and $36.9 million for the nine months ended September 30, 2021 and 2020, respectively. The cash used in operating activities excluding the reduction in collateral funds for the nine months ended September 30, 2021 primarily reflects $317.6 million paid to effect a loss portfolio transfer reinsurance transaction in the third quarter.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $28.2 million and $30.1 million at September 30, 2021 and December 31, 2020, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $129.6 million for the nine months ended September 30, 2021 and recorded a U.S. federal income tax benefit of $23.1 million. The pre-tax loss was largely driven by the $210.8 million of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the nine months ended September 30, 2021, our U.S. federal income tax benefit was 17.8% of the loss before taxes. For the nine months ended September 30, 2020, our U.S. federal income tax expense was 14.4% of income before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2021
Fixed maturity securities:
State and municipal	$324,050	$13,032	$(1,447)	$335,635
Residential mortgage-backed	258,302	3,877	(1,104)	261,075
Corporate	698,454	31,511	(4,093)	725,872
Commercial mortgage and asset-backed	307,223	6,899	(964)	313,158
U.S. Treasury securities and obligations guaranteed by the U.S. government	85,252	1,032	(297)	85,987
Total fixed maturity securities, available-for-sale	$1,673,281	$56,351	$(7,905)	$1,721,727
December 31, 2020
Fixed maturity securities:
State and municipal	$277,241	$19,203	$(39)	$296,405
Residential mortgage-backed	286,104	7,784	(40)	293,848
Corporate	715,145	52,098	(421)	766,822
Commercial mortgage and asset-backed	314,911	12,611	(803)	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	2,360	(1)	99,848
Total fixed maturity securities, available-for-sale	$1,690,890	$94,056	$(1,304)	$1,783,642
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2021 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$103,777	$104,859
After one year through five years	458,454	477,708
After five years through ten years	303,453	310,034
After ten years	242,072	254,893
Residential mortgage-backed	258,302	261,075
Commercial mortgage and asset-backed	307,223	313,158
Total	$1,673,281	$1,721,727

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2021
Fixed maturity securities:
State and municipal	$85,803	$(1,402)	$1,155	$(45)	$86,958	$(1,447)
Residential mortgage-backed	126,424	(1,100)	311	(4)	126,735	(1,104)
Corporate	160,709	(3,186)	9,060	(907)	169,769	(4,093)
Commercial mortgage and asset-backed	110,471	(956)	2,438	(8)	112,909	(964)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,600	(297)	—	—	24,600	(297)
Total fixed maturity securities, available-for-sale	$508,007	$(6,941)	$12,964	$(964)	$520,971	$(7,905)
December 31, 2020
Fixed maturity securities:
State and municipal	$7,193	$(39)	$—	$—	$7,193	$(39)
Residential mortgage-backed	3,649	(40)	—	—	3,649	(40)
Corporate	28,607	(421)	—	—	28,607	(421)
Commercial mortgage and asset-backed	18,427	(447)	38,802	(356)	57,229	(803)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,291	(1)	—	—	2,291	(1)
Total fixed maturity securities, available-for-sale	$60,167	$(948)	$38,802	$(356)	$98,969	$(1,304)

At September 30, 2021, the Company held fixed maturity securities of 200 issuers that were in an unrealized loss position with a total fair value of $521.0 million and gross unrealized losses of $7.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At September 30, 2021, 99.4% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2021 had an aggregate fair value of $10.0 million and an aggregate net unrealized gain of $96,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2021, December 31, 2020, or September 30, 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At September 30, 2021, the Company's bank loan portfolio had an aggregate fair value of $155.0 million and unpaid principal of $158.5 million. Investment income on bank loan participations included in net investment income was $2.8 million and $8.2 million for the three and nine months ended September 30, 2021, respectively ($2.4 million and $9.7 million for the three and nine months ended September 30, 2020, respectively). Net realized and unrealized gains (losses) on investments includes gains of $375,000 and $6.6 million for the three and nine months ended September 30, 2021, respectively, related to changes in unrealized gains and losses on bank loan participations (gains of $9.7 million and losses of $7.6 million in the three and nine months ended September 30, 2020, respectively). For the three and nine months ended September 30, 2021, management concluded that none of the unrealized losses were due to credit-related impairments. Management concluded that $437,000 and $8.2 million of unrealized losses in the three and nine months ended September 30, 2020, respectively, were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2021 or December 31, 2020.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturity securities:
Gross realized gains	$3,170	$386	$4,361	$906
Gross realized losses	(3)	—	(27)	(1)
	3,167	386	4,334	905
Bank loan participations:
Gross realized gains	130	24	448	357
Gross realized losses	(310)	(3,506)	(1,093)	(14,484)
Changes in fair values of bank loan participations	375	9,741	6,626	(7,636)
	195	6,259	5,981	(21,763)
Equity securities:
Gross realized gains	—	13	111	13
Gross realized losses	(2)	—	(497)	(170)
Changes in fair values of equity securities	643	2,374	3,803	(6,895)
	641	2,387	3,417	(7,052)
Short-term investments and other:
Gross realized gains	70	27	75	76
Gross realized losses	(150)	—	(150)	(1)
Changes in fair values of short-term investments and other	60	(130)	81	(50)
	(20)	(103)	6	25
Total	$3,983	$8,929	$13,738	$(27,885)

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

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$25,471	$—	$634	$—	$634	$—
Corporate & Other	2,762	30,145	14	(526)	(772)	320
	28,233	30,145	648	(526)	(138)	320
Renewable energy notes receivable (b)
Excess and Surplus Lines	4,000	—	120	—	344	—
Corporate & Other	5,000	—	150	547	430	814
	9,000	—	270	547	774	814
Limited partnerships (c)
Excess and Surplus Lines	12,349	4,096	699	125	1,115	2
Corporate & Other	3,662	7,807	58	301	920	100
	16,011	11,903	757	426	2,035	102
Bank holding companies (d)
Excess and Surplus Lines	4,500	—	85	—	114	—
Corporate & Other	—	4,500	—	86	143	258
	4,500	4,500	85	86	257	258
Total other invested assets
Excess and Surplus Lines	46,320	4,096	1,538	125	2,207	2
Corporate & Other	11,424	42,452	222	408	721	1,492
	$57,744	$46,548	$1,760	$533	$2,928	$1,494

(a)The Company's Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the nine months ended September 30, 2021, the Company transferred $26.3 million of its investments in the LLCs from the Corporate and Other segment to the Excess and Surplus Lines segment. The Company received cash distributions from these investments totaling $1.8 million and $1.0 million in the nine months ended September 30, 2021 and 2020, respectively.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At September 30, 2021, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the nine months ended September 30, 2021, the Company transferred $5.1 million of its investments in the limited partnerships from the Corporate and Other segment to the Excess and Surplus Lines segment. At September 30, 2021, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $6.1 million in these limited partnerships.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(d)The Company's Excess and Surplus Lines segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors was an investor and is currently a holder of the subordinated notes (the "Bank Holding Company"). During the nine months ended September 30, 2021, the Company transferred ownership of the subordinated notes from the Corporate and Other segment to the Excess and Surplus Lines segment. Interest on the notes, which mature on August 12, 2023, is fixed at 7.6% per annum.
At December 31, 2020, the Company held an investment in a CLO where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $520,000 at December 31, 2020, was classified as an available-for-sale fixed maturity. During the nine months ended September 30, 2021, the Company received the final principal repayment for the investment.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2021 and December 31, 2020.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2021		December 31, 2020
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,645	11,611	6,373
Identifiable intangible assets subject to amortization		11,611	6,645	11,611	6,373
		$42,775	$6,645	$42,775	$6,373

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    (Loss) Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net (loss) income to shareholders	$(23,889)	$26,283	$(106,506)	$25,082

Weighted average common shares outstanding:
Basic	37,278,469	30,582,540	34,161,022	30,529,557
Common share equivalents	—	364,303	—	309,038
Diluted	37,278,469	30,946,843	34,161,022	30,838,595

(Loss) earnings per share:
Basic	$(0.64)	$0.86	$(3.12)	$0.82
Common share equivalents	—	(0.01)	—	(0.01)
Diluted	$(0.64)	$0.85	$(3.12)	$0.81
For the three and nine months ended September 30, 2021, common share equivalents of 133,994 and 203,077, respectively, were excluded from the calculation of diluted (loss) earnings per share as their effects were anti-dilutive. For the three and nine months ended September 30, 2020, all common share equivalents were dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses of $515,000 at September 30, 2021 and $335,000 at December 31, 2020 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,511,106	$1,339,534	$1,386,061	$1,377,461
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	121,980	101,921	338,796	295,523
Prior years	44,098	4,234	210,782	6,234
Total incurred losses and loss and adjustment expenses	166,078	106,155	549,578	301,757
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	12,310	6,950	22,766	13,558
Prior years	125,277	102,140	373,276	329,061
Total loss and loss adjustment expense payments	137,587	109,090	396,042	342,619
Deduct: Loss reserves ceded in LPT Transaction	292,147	—	292,147	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,247,450	1,336,599	1,247,450	1,336,599
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,349,379	770,150	1,349,379	770,150
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,596,829	$2,106,749	$2,596,829	$2,106,749

The Company experienced $44.1 million of net adverse reserve development in the three months ended September 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $29.5 million of net adverse development in the Excess and Surplus Lines segment, $500,000 of net favorable development in the Specialty Admitted Insurance segment, and $15.1 million of net adverse development in the Casualty Reinsurance segment, primarily associated with treaties the Company has exited.
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is fully collateralized, not subject to an aggregate limit, and subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer, of which $15.8 million was related to claims handling costs. The $15.8 million claims handling costs constitutes James River’s contribution to the fees of an administrator appointed by James River and Aleka to handle the claims on the Rasier commercial auto policies for the remaining life of those claims, and unallocated loss adjustment expenses required to facilitate the transition of the claims to the administrator. The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the three months ended September 30, 2021 related to Hurricane Ida. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.
The Company experienced $4.2 million of net adverse reserve development in the three months ended September 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $27,000

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

of net adverse development in the Excess and Surplus Lines segment, $2.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $6.2 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $210.8 million of net adverse reserve development in the nine months ended September 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $190.7 million of net adverse development in the Excess and Surplus Lines segment including $200.1 million on commercial auto business, almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. Loss emergence on the terminated commercial auto account in the second quarter was in line with our expectations, and accordingly, no additional reserve development was taken. In the third quarter, an additional $29.6 million was recognized as adverse loss and loss adjustment reserve development upon entering the loss portfolio transaction as described above, of which $15.8 million was related to claims handling costs. The Company also experienced $2.5 million of net favorable development in the Specialty Admitted Insurance segment, and $22.6 million of net adverse development in the Casualty Reinsurance segment, primarily associated with treaties the Company has exited. The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the nine months ended September 30, 2021 related to Hurricane Ida. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.
The Company experienced $6.2 million of net adverse reserve development in the nine months ended September 30, 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This reserve development included $2.8 million of net favorable development in the Excess and Surplus Lines segment, $4.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $13.1 million of net adverse development in the Casualty Reinsurance segment.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(10,174)	$6,274	$(39,972)	$54,722
U.S. income taxes	1,219	(881)	4,654	(6,441)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(8,955)	5,393	(35,318)	48,281
Less reclassification adjustment:
Net realized investment gains	3,167	386	4,334	905
U.S. income taxes	(663)	(32)	(863)	(57)
Reclassification adjustment for investment gains realized in net income	2,504	354	3,471	848
Other comprehensive (loss) income	$(11,459)	$5,039	$(38,789)	$47,433
In addition to the $3.2 million and $4.3 million of net realized investment gains on available-for-sale fixed maturities for the three and nine months ended September 30, 2021, respectively ($386,000 and $905,000 of net realized investment gains for the three and nine months ended September 30, 2020, respectively), the Company also recognized net realized and unrealized investment gains (losses) of $195,000 and $6.0 million in the respective periods on its investments in bank loan participations ($6.3 million and $(21.8) million in the respective prior year periods) and $641,000 and $3.4 million in the respective periods on its investments in equity securities ($2.4 million and $(7.1) million in the respective prior year periods).

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
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $6.4 million of letters of credit were issued through September 30, 2021 which were secured by deposits of $9.6 million. Under a $102.5 million facility, $45.9 million of letters of credit were issued through September 30, 2021 which were secured by deposits of $61.5 million. Under a $100.0 million facility, $14.0 million of letters of credit were issued through September 30, 2021 which were secured by deposits of $28.3 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $359.5 million at September 30, 2021.
James River previously issued a set of insurance contracts to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by James River. Rasier is required to collateralize amounts currently due to James River and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In conjunction with the LPT Transaction described below, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement, and previously held on our balance sheet. As of September 30, 2021, the cash equivalent collateral held in the Indemnity Trust was $691.1 million.
On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “LPT Transaction”) with Aleka to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Raiser for which James River is not otherwise indemnified by Rasier. Under the terms of the LPT Transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. Aleka is required to post collateral equal to 102% of James River’s estimate of Aleka’s obligations under the reinsurance agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. The balance in the LPT Trust at September 30, 2021 is $309.6 million securing total reinsurance recoverables of $305.8 million (including $292.1 million of unpaid recoverables and $13.7 million of paid recoverables) associated with the LPT Transaction.
As part of the LPT Transaction, James River and Aleka entered into an administrative services agreement with a third party claims administrator pursuant to which the administrator will handle the claims on the Rasier commercial auto policies for the remaining life of those claims following a transition period. The claims paid by the claims manager are reimbursable by James River, and pursuant to the terms of the administrative services agreement James River established a loss fund trust account for the benefit of the claims manager (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River will fund the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Rasier indemnity agreements, the LPT Transaction and James River’s existing third party reinsurance agreements, respectively. As of September 30, 2021, in accordance with the administrative services agreement, the Company posted $10.0 million as collateral for the claims paid by the administrator, including $6.8 million of which represents collateral supporting Rasier’s obligations under the indemnity agreements and $2.8 million of which represents collateral supporting Aleka’s obligations under the under the LPT Transaction. The $10.0 million collateral is classified as restricted cash equivalents on the Company’s balance sheet at September 30, 2021.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On July 9, 2021 a purported class action lawsuit was filed in US District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”) asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between August 1, 2019 and May 5, 2021 (the “Complaint”). The Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc. On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint is due to be filed on November 19, 2021. We believe that Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of (loss) income and comprehensive (loss) income less loss and loss adjustment expenses and other operating expenses of the operating segments. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
Gross fee income included in other income and underwriting (loss) profit is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Excess and Surplus Lines	$—	$—	$—	$1,571
Specialty Admitted Insurance	1,022	363	2,903	1,147
Total	$1,022	$363	$2,903	$2,718

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2021
Gross written premiums	$217,673	$121,175	$7,751	$—	$346,599
Net earned premiums	119,760	19,704	31,144	—	170,608
Underwriting (loss) profit of insurance segments	(21,527)	3,084	(11,911)	—	(30,354)
Net investment income	4,678	754	9,699	158	15,289
Interest expense	—	—	—	2,227	2,227
Segment revenues	127,603	21,009	42,167	214	190,993
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,835,108	1,053,286	1,871,846	23,859	4,784,099

Three Months Ended September 30, 2020
Gross written premiums	$179,458	$112,589	$19,805	$—	$311,852
Net earned premiums	104,933	14,985	33,044	—	152,962
Underwriting profit (loss) of insurance segments	15,581	1,859	(689)	—	16,751
Net investment income	3,751	807	10,033	368	14,959
Interest expense	—	—	—	2,129	2,129
Segment revenues	112,800	16,843	47,385	437	177,465
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,243,065	877,619	1,806,341	57,328	4,984,353

Nine Months Ended September 30, 2021
Gross written premiums	$613,045	$377,400	$109,555	$—	$1,100,000
Net earned premiums	351,413	54,656	97,837	—	503,906
Underwriting (loss) profit of insurance segments	(145,556)	6,488	(16,857)	—	(155,925)
Net investment income	11,857	2,342	29,962	565	44,726
Interest expense	—	—	—	6,692	6,692
Segment revenues	370,417	60,667	133,671	785	565,540
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,835,108	1,053,286	1,871,846	23,859	4,784,099

Nine Months Ended September 30, 2020
Gross written premiums	$502,649	$303,831	$90,852	$—	$897,332
Net earned premiums	305,521	42,660	99,514	—	447,695
Underwriting profit (loss) of insurance segments	39,788	2,301	(3,119)	—	38,970
Net investment income	15,028	2,547	32,171	1,399	51,145
Interest expense	—	—	—	7,970	7,970
Segment revenues	309,972	45,386	117,459	1,681	474,498
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,243,065	877,619	1,806,341	57,328	4,984,353

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(21,527)	$15,581	$(145,556)	$39,788
Specialty Admitted Insurance	3,084	1,859	6,488	2,301
Casualty Reinsurance	(11,911)	(689)	(16,857)	(3,119)
Total underwriting (loss) profit of insurance segments	(30,354)	16,751	(155,925)	38,970
Other operating expenses of the Corporate and Other segment	(7,287)	(7,805)	(23,258)	(23,556)
Underwriting (loss) profit	(37,641)	8,946	(179,183)	15,414
Net investment income	15,289	14,959	44,726	51,145
Net realized and unrealized gains (losses) on investments	3,983	8,929	13,738	(27,885)
Amortization of intangible assets	(90)	(149)	(272)	(447)
Other income and expenses	(615)	192	(1,964)	(967)
Interest expense	(2,227)	(2,129)	(6,692)	(7,970)
(Loss) income before income taxes	$(21,301)	$30,748	$(129,647)	$29,290

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Amortization of policy acquisition costs	$19,951	$16,660	$64,830	$62,406
Other underwriting expenses of the operating segments	15,955	13,759	48,326	47,280
Other operating expenses of the Corporate and Other segment	7,287	7,805	23,258	23,556
Total	$43,193	$38,224	$136,414	$133,242
Other expenses of $706,000 and $2.2 million for the three and nine months ended September 30, 2021 include employee severance costs, legal and other professional fees related to the Company’s May 2021 common share offering, and certain legal and professional consulting fees related to various strategic initiatives. Other expenses of $60,000 and $1.8 million for the three and nine months ended September 30, 2020 primarily consist of employee severance costs.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company’s investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2019.
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
Assets measured at fair value on a recurring basis as of September 30, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$335,635	$—	$335,635
Residential mortgage-backed	—	261,075	—	261,075
Corporate	—	725,872	—	725,872
Commercial mortgage and asset-backed	—	313,158	—	313,158
U.S. Treasury securities and obligations guaranteed by the U.S. government	85,577	410	—	85,987
Total fixed maturity securities, available-for-sale	$85,577	$1,636,150	$—	$1,721,727
Equity securities:
Preferred stock	—	60,250	—	60,250
Common stock	32,806	6,772	152	39,730
Total equity securities	$32,806	$67,022	$152	$99,980
Bank loan participations	$—	$154,769	$220	$154,989
Short-term investments	$—	$26,942	$—	$26,942

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis (as a result of the fair value option effective January 1, 2020) using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Beginning balance	$231	$312	$980	$43
Transfers out of Level 3	—	(8)	—	(729)
Transfers in to Level 3	8	—	8	358
Purchases	—	—	—	703
Sales		—	(282)	—
Maturities, calls and paydowns	(23)	—	(64)	(17)
Amortization of discount	—	—	—	3
Total gains or losses (realized/unrealized):
Included in earnings	156	4	(270)	(53)
Included in other comprehensive income	—	—	—	—
Ending balance	$372	$308	$372	$308

The Company held one bank loan participation and three equity securities at September 30, 2021 and one bank loan participation and two equity securities at December 31, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $372,000 at September 30, 2021 and $980,000 at December 31, 2020.
The Company held one equity security at December 31, 2019 and one bank loan participations and one equity security at September 30, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). During the three months ended September 30, 2020, the Company was able to obtain a quoted price from a pricing provider for one equity

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

security and transferred it to Level 2. A market approach using prices in trades of comparable securities was utilized to determine a fair value for the securities of $308,000 at September 30, 2020 and $43,000 at December 31, 2019.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021 or 2020. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2021 and December 31, 2020, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,721,727	$1,721,727	$1,783,642	$1,783,642
Equity securities	99,980	99,980	88,975	88,975
Bank loan participations	154,989	154,989	147,604	147,604
Cash and cash equivalents	220,551	220,551	162,260	162,260
Restricted cash equivalents	10,000	10,000	859,920	859,920
Short-term investments	26,942	26,942	130,289	130,289
Other invested assets – notes receivable	13,500	17,781	4,500	5,302
Liabilities
Senior debt	262,300	250,703	262,300	250,953
Junior subordinated debt	104,055	105,675	104,055	110,612

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2021 and December 31, 2020 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2021 and December 31, 2020, respectively.
The fair values of senior debt and junior subordinated debt at September 30, 2021 and December 31, 2020 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.    Senior Debt
At September 30, 2021, the Company had a drawn balance of $185.8 million outstanding on the $212.5 million unsecured revolving facility in its $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2021. In the three months ended March 31, 2020, the Company drew $60.0 million on the unsecured revolver as a precautionary measure to increase the Company’s cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020.
At September 30, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $14.0 million were outstanding under a credit agreement (the “2017 Facility”) that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at September 30, 2021. In the three months ended March 31, 2020, the Company drew $59.0 million of unsecured capacity as a precautionary measure to increase the Company’s cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak. The Company repaid $30.0 million in the three months ended June 30, 2020.
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
The Company also issued 140,483 common shares in the nine months ended September 30, 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 27,979 were related to employee stock option exercises and 112,504 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,287,244 at September 30, 2021.
The Company declared the following dividends during the first nine months of 2021 and 2020:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	11,291
July 27, 2021	$0.30	September 13, 2021	September 30, 2021	11,282
	$0.90			$31,918
2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
July 28, 2020	$0.30	September 14, 2020	September 30, 2020	$9,292
	$0.90			$27,832
Included in the total dividends for the nine months ended September 30, 2021 and 2020 are $317,000 and $329,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $506,000 at September 30, 2021 and $663,000 at December 31, 2020.

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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2021, 1,310,651 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at September 30, 2021, 94,781 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(41,392)	$24.87	(79,615)	$31.77
Forfeited	(29,418)	$38.81	—	$—
End of period	392,514	$32.53	564,236	$30.22
Exercisable, end of period	392,514	$32.53	564,236	$30.22

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at September 30, 2021 was 1.4 years.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	139,682	$50.22	197,518	$43.77
Vested	(165,131)	$41.86	(156,434)	$41.50
Forfeited	(56,575)	$45.91	(16,846)	$42.17
Unvested, end of period	317,832	$47.00	364,606	$42.70
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Share based compensation expense	$1,476	$2,097	$5,243	$5,874
U.S. tax benefit on share based compensation expense	306	287	902	786
As of September 30, 2021, the Company had $10.3 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
13.    Subsequent Events
On October 26, 2021, the Board of Directors declared a cash dividend of $0.30 per common share. The dividend is payable on December 31, 2021 to shareholders of record on December 13, 2021.
On October 26, 2021, the Board of Directors granted awards under the 2014 LTIP to the Company’s employees. RSUs for 22,290 shares were awarded with a fair value on the date of grant of $32.75 per share. The RSUs vest over two or three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, or “Quarterly Report”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•The Specialty Admitted Insurance segment approaches the insurance market in two ways: as a risk bearing underwriter, and as a “fronting” company. The Company’s risk bearing underwriting is focused on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers. In its fronting business, the Specialty Admitted segment works with distributors, such as managing general agents and other producers, by using our licensure, rating and administrative services in order to produce and service insurance policies for reinsurers and other third party risk bearing entities. We charge fees for “fronting” for these capital providers. In some instances, we retain a small percentage of the risk on fronted business, generally 10%-20%. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;
•The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) and an aggregate stop loss reinsurance to Carolina Re Ltd (“Carolina Re”), through JRG Reinsurance Company Ltd. (“JRG Re”), both Bermuda-based reinsurance companies. JRG Re has also in the past provided reinsurance to the Company’s U.S. based insurance subsidiaries through a quota-share reinsurance agreement; Carolina Re was formed in 2018 to do this as well; and
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.
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
Loss Portfolio Transfer Reinsurance Transaction
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is fully collateralized, not subject to an aggregate limit, and is subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer, of which $15.8 million was related to claims handling costs. The $15.8 million claims handling costs constitutes James River’s contribution to the fees of an administrator appointed by James River and Aleka to handle the claims on the Rasier commercial auto policies for the remaining life of those claims, and unallocated loss adjustment expenses required to facilitate the transition of the claims to the administrator.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$346,599	$311,852	11.1%	$1,100,000	$897,332	22.6%
Net retention (1)	45.6%	46.5%		47.9%	49.7%
Net written premiums	$158,210	$145,159	9.0%	$526,413	$445,570	18.1%
Net earned premiums	$170,608	$152,962	11.5%	$503,906	$447,695	12.6%
Losses and loss adjustment expenses	(166,078)	(106,155)	56.4%	(549,578)	(301,757)	82.1%
Other operating expenses	(42,171)	(37,861)	11.4%	(133,511)	(130,524)	2.3%
Underwriting (loss) profit (2), (3)	(37,641)	8,946	—	(179,183)	15,414	—
Net investment income	15,289	14,959	2.2%	44,726	51,145	(12.6)%
Net realized and unrealized gains (losses) on investments	3,983	8,929	(55.4)%	13,738	(27,885)	—
Other income and expense	(615)	192	—	(1,964)	(967)	103.1%
Interest expense	(2,227)	(2,129)	4.6%	(6,692)	(7,970)	(16.0)%
Amortization of intangible assets	(90)	(149)	(39.6)%	(272)	(447)	(39.1)%
(Loss) income before taxes	(21,301)	30,748	—	(129,647)	29,290	—
Income tax expense (benefit)	2,588	4,465	(42.0)%	(23,141)	4,208	—
Net (loss) income	$(23,889)	$26,283	—	$(106,506)	$25,082	—
Adjusted net operating (loss) income (4)	$(26,814)	$17,382	—	$(116,780)	$50,179	—
Ratios:
Loss ratio	97.3%	69.4%		109.1%	67.4%
Expense ratio	24.8%	24.8%		26.5%	29.2%
Combined ratio	122.1%	94.2%		135.6%	96.6%
Accident year loss ratio (5)	71.5%	66.6%		67.2%	66.0%
Accident year loss ratio ex-cat (6)	68.6%	66.6%		66.2%	66.0%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting (loss) profit is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before taxes and for additional information.
(3)Included in underwriting results for the three and nine months ended September 30, 2021 is gross fee income of $5.6 million and $16.2 million, respectively ($4.6 million and $15.8 million in the respective prior year periods).
(4)Adjusted net operating (loss) income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to net (loss) income and for additional information.
(5)Accident year loss ratio is defined as the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
(6)Accident year loss ratio excluding the $5.0 million of net catastrophe losses related to Hurricane Ida in the three and nine months ended September 30, 2021.
Three Months Ended September 30, 2021 and 2020
The Company had an underwriting loss of $37.6 million for the three months ended September 30, 2021 compared to an underwriting profit of $8.9 million for the same period in the prior year. Several significant items negatively impacted the underwriting results for the current quarter. They include the following:
•The loss portfolio transfer transaction effective July 1, 2021 (discussed above) resulted in a $29.6 million pre-tax loss in the current quarter that was recognized as adverse loss and loss adjustment reserve development, of which $15.8 million related to claims handling costs, in the Excess and Surplus Lines segment.

•Net adverse reserve development in the Casualty Reinsurance segment of $15.1 million, primarily associated with treaties the Company has exited.
•$8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium in the quarter, and increased the underwriting loss.
•$5.0 million of net catastrophe losses related to Hurricane Ida, primarily in the Company's Excess Property book in the Excess and Surplus Lines segment.
The results for the three months ended September 30, 2021 and 2020 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains of $4.0 million and $8.9 million for the three months ended September 30, 2021 and 2020, respectively. The net realized and unrealized investment gains for the three months ended September 30, 2021 include $643,000 and $375,000 related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($2.4 million and $9.7 million for the three months ended September 30, 2020, respectively). See “— Investing Results" for more information on these realized and unrealized investment gains.
We define adjusted net operating (loss) income as net (loss) income excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended September 30,
	2021		2020
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(21,301)	$(23,889)	$30,748	$26,283
Net realized and unrealized investment gains	(3,983)	(3,422)	(8,929)	(8,824)
Other expenses	625	497	(21)	(77)
Adjusted net operating (loss) income	$(24,659)	$(26,814)	$21,798	$17,382

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended September 30, 2021 was 122.1%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended September 30, 2021 includes $44.1 million, or 25.8 percentage points, of net adverse reserve development on prior accident years, including $29.5 million of net adverse loss and loss adjustment reserve development from the Excess and Surplus Lines segment, $500,000 of net favorable reserve development from the Specialty Admitted Insurance segment, and $15.1 million of net adverse reserve development from the Casualty Reinsurance segment, primarily associated with treaties the Company has exited. As discussed above, $29.6 million (17.3 points) of the adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment, of which $15.8 million related to claims handling costs, was associated with the loss portfolio transfer effective July 1, 2021. The combined ratio for the current quarter was also negatively impacted by the aforementioned $8.1 million (5.5 points) of reinstatement premium, and $5.0 million (2.9 points) of net catastrophe losses related to Hurricane Ida.
The combined ratio for the three months ended September 30, 2020 was 94.2%. The combined ratio for the three months ended September 30, 2020 includes $4.2 million, or 2.8 percentage points, of net adverse reserve development on prior accident years, including $27,000 of net adverse reserve development from the Excess and Surplus Lines segment, $2.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $6.2 million of net adverse reserve development from the Casualty Reinsurance segment.

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
Expense Ratios
Our expense ratio was 24.8% for both the three months ended September 30, 2021 and 2020. The expense ratio for the current quarter reflects a 10.9% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Gross fee income for the Specialty Admitted Insurance segment increased from $4.6 million in the prior year quarter to $5.6 million in the current quarter driven by new fronting programs and growth in existing fronting programs. The expense ratio for the Specialty Admitted Insurance segment also benefited from a reduction in bad debt expense and true ups to various accruals for state taxes and fees in the quarter.
Nine Months Ended September 30, 2021 and 2020
The Company had an underwriting loss of $179.2 million for the nine months ended September 30, 2021. This compares to an underwriting profit of $15.4 million for the same period in the prior year. Net adverse reserve development on prior accident years was the principal driver of the current year underwriting loss. Underwriting results for the nine months ended September 30, 2021 include $210.8 million of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previous commercial auto account, and $22.6 million of net adverse development from the Casualty Reinsurance segment, primarily associated with treaties the Company has exited. As discussed above, $29.6 million of the adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment, of which $15.8 million related to claims handling costs, was associated with the loss portfolio transfer effective July 1, 2021. Underwriting results for the nine months ended September 30, 2020 included $6.2 million of net adverse reserve development on prior accident years. The underwriting results for the current year were also negatively impacted by the $8.1 million of reinstatement premium and $5.0 million of net catastrophe losses related to Hurricane Ida in the third quarter of 2021.
The results for the nine months ended September 30, 2021 and 2020 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment gains (losses) of $13.7 million and $(27.9) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net realized and unrealized gains on investments include $3.8 million and $6.6 million related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($(6.9) million and $(7.6) million related to changes in unrealized gains and losses for the nine months ended September 30, 2020, respectively). See “— Investing Results" for more information on these realized and unrealized investment gains (losses).
•Other expenses were $2.0 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, and include employee severance costs, legal and other professional fees related to the Company's May 2021 common share offering, and certain legal and professional consulting fees related to various strategic initiatives.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Nine Months Ended September 30,
	2021		2020
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(129,647)	$(106,506)	$29,290	$25,082
Net realized and unrealized investment (gains) losses	(13,738)	(11,914)	27,885	23,646
Other expenses	1,963	1,640	1,711	1,451
Adjusted net operating (loss) income	$(141,422)	$(116,780)	$58,886	$50,179

Combined Ratios
Our combined ratio for the nine months ended September 30, 2021 was 135.6%. The combined ratio for the nine months ended September 30, 2021 includes $210.8 million, or 41.8 percentage points, of net adverse reserve development on prior accident years, including $190.7 million of net adverse reserve development from the Excess and Surplus Lines segment, $2.5 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $22.6 million of net adverse reserve development from the Casualty Reinsurance segment, primarily associated with treaties the Company has exited. As discussed above, $29.6 million (5.9 points) of the adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment, of which $15.8 million related to claims handling costs, was associated with the loss portfolio transfer effective July 1, 2021. The combined ratio for the current year was also negatively impacted by the $8.1 million (2.1 points) of reinstatement premium and $5.0 million (1.0 points) of net catastrophe losses related to Hurricane Ida in the third quarter of 2021.
The combined ratio for the nine months ended September 30, 2020 was 96.6%. The combined ratio for the nine months ended September 30, 2020 includes $6.2 million, or 1.4 percentage points, of net adverse reserve development on prior accident years, including $2.8 million of net favorable reserve development from the Excess and Surplus Lines segment, $4.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $13.1 million of net adverse reserve development from the Casualty Reinsurance segment.
Expense Ratios
Our expense ratio decreased from 29.2% for the nine months ended September 30, 2020 to 26.5% for the nine months ended September 30, 2021. The decrease reflects a 15.2% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 69.7% of consolidated net earned premiums for the nine months ended September 30, 2021 compared to 68.2% for the nine months ended September 30, 2020. Gross fee income for the Company increased from $15.8 million for the nine months ended September 30, 2020 to $16.2 million for the nine months ended September 30, 2021 driven by $2.0 million higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs, and partially offset by the termination of a commercial auto account which resulted in a $1.6 million decline of gross fee income in the Excess and Surplus Lines segment.
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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$217,673	$179,458	21.3%	$613,045	$502,649	22.0%
Specialty Admitted Insurance	121,175	112,589	7.6%	377,400	303,831	24.2%
Casualty Reinsurance	7,751	19,805	(60.9)%	109,555	90,852	20.6%
	$346,599	$311,852	11.1%	$1,100,000	$897,332	22.6%
Net written premiums:
Excess and Surplus Lines	$127,881	$109,170	17.1%	$371,477	$328,190	13.2%
Specialty Admitted Insurance	22,578	16,184	39.5%	66,081	42,279	56.3%
Casualty Reinsurance	7,751	19,805	(60.9)%	88,855	75,101	18.3%
	$158,210	$145,159	9.0%	$526,413	$445,570	18.1%
Net earned premiums:
Excess and Surplus Lines	$119,760	$104,933	14.1%	$351,413	$305,521	15.0%
Specialty Admitted Insurance	19,704	14,985	31.5%	54,656	42,660	28.1%
Casualty Reinsurance	31,144	33,044	(5.7)%	97,837	99,514	(1.7)%
	$170,608	$152,962	11.5%	$503,906	$447,695	12.6%
Gross written premiums for the Excess and Surplus Lines segment (which represents 55.7% of our consolidated gross written premiums in the nine months ended September 30, 2021) increased 21.3% and 22.0% from the corresponding three and nine month periods in the prior year, respectively. Policy submissions excluding commercial auto policies were higher by 0.2% and 15.1% more policies were bound in the nine months ended September 30, 2021 than in the nine months ended September 30, 2020. Renewal rates for the Excess and Surplus Lines segment were up 14.5% compared to the nine months ended September 30, 2020. The change in gross written premiums compared to the same period in 2020 was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Excess Casualty	$73,170	$62,492	17.1%	$204,704	$146,293	39.9%
Manufacturers & Contractors	34,539	30,833	12.0%	102,017	90,878	12.3%
General Casualty	31,899	26,817	19.0%	103,120	93,708	10.0%
Excess Property	10,787	8,259	30.6%	35,306	28,342	24.6%
Allied Health	9,049	6,932	30.5%	27,885	21,358	30.6%
Small Business	8,116	6,343	28.0%	24,201	18,453	31.1%
Sports & Entertainment	2,451	912	168.8%	6,726	3,650	84.3%
All other Core E&S divisions	29,569	27,151	8.9%	78,218	76,425	2.3%
Total Core E&S divisions	199,580	169,739	17.6%	582,177	479,107	21.5%
Commercial Auto	$18,093	$9,719	86.2%	30,868	23,542	31.1%
Excess and Surplus Lines gross written premium	$217,673	$179,458	21.3%	$613,045	$502,649	22.0%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.3% of our consolidated gross written premiums for the nine months ended September 30, 2021) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Individual risk workers’ compensation premium	$13,461	$16,033	(16.0)%	$43,897	$49,670	(11.6)%
Fronting and program premium	107,714	96,556	11.6%	333,503	254,161	31.2%
Specialty Admitted gross written premium	$121,175	$112,589	7.6%	$377,400	$303,831	24.2%
The premium growth in fronting and programs was driven by new fronting relationships that generated $12.8 million and $40.5 million of gross written premium in the three and nine months ended September 30, 2021, respectively, and growth in existing relationships (excluding our largest fronting relationship) which generated increases of $1.2 million and $40.6 million, respectively. Our largest fronting relationship produced $30.7 million and $94.9 million of gross written premium for the three and nine months ended September 30, 2021, respectively, compared to $33.4 million and $96.3 million for the three and nine months ended September 30, 2020 and represented 25.2% of the segment's gross written premium in the nine months ended September 30, 2021 down from 31.7% in the nine months ended September 30, 2020. The decrease in individual risk workers' compensation gross written premiums in the three and nine months ended September 30, 2021 reflects the Company's decision to exit certain northeastern states.
Gross written premiums for the Casualty Reinsurance segment (which represents 10.0% of our consolidated gross written premiums in the first nine months of 2021) decreased 60.9% and increased 20.6% from the corresponding three and nine month periods in the prior year, respectively. The decrease quarter over quarter was driven by a change in renewal period for one treaty and negative written premium adjustments on prior year treaties. The increase in gross written premiums year over year was largely due to higher renewal premiums on a few treaties and a change in renewal date for one treaty. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Excess and Surplus Lines	58.7%	60.8%	60.6%	65.3%
Specialty Admitted Insurance	18.6%	14.4%	17.5%	13.9%
Casualty Reinsurance	100.0%	100.0%	81.1%	82.7%
Total	45.6%	46.5%	47.9%	49.7%
The net premium retention for the Excess and Surplus Lines segment decreased for the three and nine months ended September 30, 2021 as compared to the prior year periods primarily due to growth in written premium in the Excess Casualty underwriting division, which has a higher percentage of ceded premium than our other divisions. The $8.1 million of reinstatement premium in the current third quarter reduced net written premium and the retention for the quarter and year to date.
The net premium retention for the Specialty Admitted Insurance segment increased for the three and nine months ended September 30, 2021 as compared to the respective periods in the prior year primarily due to higher retentions in the fronting business. The net retention on the segment’s fronting business was 17.7% and 16.3% for the three and nine months ended September 30, 2021, respectively (11.9% and 10.8% for the three and nine months ended September 30, 2020, respectively). The net retention on the individual risk workers’ compensation business was 25.7% and 27.1% for the three and nine months ended September 30, 2021, respectively (29.5% and 29.7% for the three and nine months ended September 30, 2020, respectively).
The net premium retention for the Casualty Reinsurance segment for the nine months ended September 30, 2021 and 2020, respectively, reflects the impact of one retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded. Ceded written premiums under the treaty were $20.7 million in the first quarter of 2021 compared to $15.8 million in the first quarter of 2020.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Excess and Surplus Lines	118.0%	85.2%	141.4%	87.0%
Specialty Admitted Insurance	84.3%	87.6%	88.1%	94.6%
Casualty Reinsurance	138.2%	102.1%	117.2%	103.1%
Total	122.1%	94.2%	135.6%	96.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$217,673	$179,458	21.3%	$613,045	$502,649	22.0%
Net written premiums	$127,881	$109,170	17.1%	$371,477	$328,190	13.2%
Net earned premiums	$119,760	$104,933	14.1%	$351,413	$305,521	15.0%
Losses and loss adjustment expenses	(117,214)	(69,938)	67.6%	(428,550)	(198,877)	115.5%
Underwriting expenses	(24,073)	(19,414)	24.0%	(68,419)	(66,856)	2.3%
Underwriting (loss) profit (1), (2)	$(21,527)	$15,581	—	$(145,556)	$39,788	—
Ratios:
Loss ratio	97.9%	66.7%		122.0%	65.1%
Expense ratio	20.1%	18.5%		19.4%	21.9%
Combined ratio	118.0%	85.2%		141.4%	87.0%
Accident year loss ratio	73.2%	66.6%		67.7%	66.0%
Accident year loss ratio ex-cat (3)	69.0%	66.6%		66.3%	66.0%
(1)Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
(2)Underwriting results for the three and nine months ended September 30, 2020 include gross fee income of $— and $1.6 million, respectively, related to Rasier, a former commercial auto account (none for the three and nine months ended September 30, 2021).
(3)Accident year loss ratio excluding the $5.0 million of net catastrophe losses related to Hurricane Ida in the three and nine months ended September 30, 2021.
The loss ratio of 97.9% for the three months ended September 30, 2021 includes $29.5 million of net adverse reserve development (24.7 percentage points) in our loss estimates for prior accident years. The loss ratio of 122.0% for the nine months ended September 30, 2021 includes $190.7 million of net adverse reserve development (54.3 percentage points) in our loss estimates for prior accident years, including $9.4 million of net favorable development on Core E&S lines of business and $200.1 million of net adverse development on commercial auto business that was almost entirely related to a previously canceled account that has been runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations in the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account ($169.9 million of net adverse development was recorded in the first quarter). In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. In the third quarter, James River entered into a loss portfolio transfer transaction with Aleka to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, and subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer, of which $15.8 million related to claims handling costs. The $15.8 million claims handling costs constitutes James River’s contribution to the fees of a third party claims administrator appointed by James River and Aleka to handle the claims on the Rasier commercial auto policies for the remaining life of those claims, and unallocated loss adjustment expenses required to facilitate the transition of the claims to the third party claims manager. The loss ratio for the three and nine months ended September 30, 2021 also includes 4.2 and 1.4 points, respectively, related to the $5.0 million of Hurricane Ida losses recorded in the third quarter of 2021. The loss ratios of 66.7% and 65.1% for the three and nine months ended September 30, 2020 include $27,000 of net adverse and $2.8 million of net favorable (0.0 and 0.9 percentage points, respectively) reserve development in our loss estimates for prior accident years.
The expense ratio for this segment was 20.1% and 19.4% for the three and nine months ended September 30, 2021, respectively, compared to 18.5% and 21.9% for the three and nine months ended September 30, 2020, respectively. The current year expense ratios reflect increases of 10.9% and 15.2%, respectively, in Core E&S net earned premiums including in lines that have meaningful ceding commissions. Gross fee income related to a former commercial auto account contributed to reductions in the expense ratio of 0.0 and 0.5 percentage points for the three and nine months ended September 30, 2020, respectively (none for the three and nine months ended September 30, 2021).
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment declined from underwriting profits of $15.6 million and $39.8 million for the three and nine months ended September 30, 2020, respectively, to underwriting losses of $21.5 million and $145.6 million for the three and nine months ended September 30, 2021, respectively.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$121,175	$112,589	7.6%	$377,400	$303,831	24.2%
Net written premiums	$22,578	$16,184	39.5%	$66,081	$42,279	56.3%
Net earned premiums	$19,704	$14,985	31.5%	$54,656	$42,660	28.1%
Losses and loss adjustment expenses	(15,263)	(10,745)	42.0%	(39,371)	(31,209)	26.2%
Underwriting expenses	(1,357)	(2,381)	(43.0)%	(8,797)	(9,150)	(3.9)%
Underwriting profit (1), (2)	$3,084	$1,859	65.9%	$6,488	$2,301	182.0%
Ratios:
Loss ratio	77.5%	71.7%		72.0%	73.2%
Expense ratio	6.8%	15.9%		16.1%	21.4%
Combined ratio	84.3%	87.6%		88.1%	94.6%
Accident year loss ratio	80.0%	85.1%		76.6%	82.6%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)Underwriting results include gross fee income of $5.6 million and $16.2 million for the three and nine months ended September 30, 2021, respectively ($4.6 million and $14.2 million for the same periods in the prior year).
The loss ratios of 77.5% and 72.0% for the three and nine months ended September 30, 2021 include $500,000 and $2.5 million (2.5 and 4.6 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The loss ratios of 71.7% and 73.2% for the three and nine months ended September 30, 2020 include $2.0 million and $4.0 million (13.3 and 9.4 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The favorable reserve development for both periods reflects the fact that actual loss emergence of the workers’ compensation book has been better than expected.

The expense ratio of the Specialty Admitted Insurance segment was 6.8% and 16.1% for the three and nine months ended September 30, 2021, respectively, compared to the prior year ratios of 15.9% and 21.4%, respectively. The improvement was driven by the growth in net earned premiums and higher fee income, which increased 21.5% and 13.9% over the respective three and nine month periods in the prior year due to the growth in our fronting business. In addition, the segment benefited from current quarter adjustments to the allowance for doubtful accounts, premium taxes, and assessments which together represented a 9.9 and 3.6 percentage point decrease in the segment expense ratio for the current quarter and year to date, respectively. In the prior year, underwriting results in the nine months ended September 30, 2020 were favorably impacted by a $1.2 million adjustment to fee income on one fronted program (a reduction in commission expense, representing a 2.8 point reduction in the combined ratio for the period).
As a result of the items discussed above, the Specialty Admitted Insurance segment had an underwriting profit of $3.1 million and $6.5 million for the three and nine months ended September 30, 2021, respectively, compared to an underwriting profit of $1.9 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Gross written premiums	$7,751	$19,805	(60.9)%	$109,555	$90,852	20.6%
Net written premiums	$7,751	$19,805	(60.9)%	$88,855	$75,101	18.3%
Net earned premiums	$31,144	$33,044	(5.7)%	$97,837	$99,514	(1.7)%
Losses and loss adjustment expenses	(33,601)	(25,472)	31.9%	(81,657)	(71,671)	13.9%
Underwriting expenses	(9,454)	(8,261)	14.4%	(33,037)	(30,962)	6.7%
Underwriting loss (1)	$(11,911)	$(689)	1,628.7%	$(16,857)	$(3,119)	440.5%
Ratios:
Loss ratio	107.9%	77.1%		83.5%	72.0%
Expense ratio	30.3%	25.0%		33.7%	31.1%
Combined ratio	138.2%	102.1%		117.2%	103.1%
Accident year loss ratio	59.5%	58.3%		60.4%	58.9%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratios of 107.9% and 83.5% for the three and nine months ended September 30, 2021, respectively, include $15.1 million and $22.6 million (48.4 and 23.1 percentage points), respectively, of net adverse development in our loss estimates for prior accident years, primarily associated with treaties that the Company has exited. The loss ratios of 77.1% and 72.0% for the three and nine months ended September 30, 2020, respectively, include $6.2 million and $13.1 million (18.8 and 13.1 percentage points), respectively, of net adverse development in our loss estimates for prior accident years.
The expense ratio of the Casualty Reinsurance segment was 30.3% and 33.7% for the three and nine months ended September 30, 2021, respectively, compared to 25.0% and 31.1% in the respective prior year periods. Commission slide adjustments related to incurred losses decreased the expense ratio by 1.9 points and increased the expense ratio by 0.8 points in the three and nine months ended September 30, 2021, respectively, compared to decreases of 8.7 points and 3.4 points in the three and nine months ended September 30, 2020, respectively. A higher proportion of treaties with adverse development have reached the slide maximums in the current year, thus the slide adjustments are providing less offset despite the higher adverse development in the current year periods.
As a result of the items discussed above, underwriting results for the Casualty Reinsurance segment declined from underwriting losses of $689,000 and $3.1 million for the three and nine months ended September 30, 2020, respectively, to underwriting losses of $11.9 million and $16.9 million for the three and nine months ended September 30, 2021, respectively.

Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2021 was $2,596.8 million. Of this amount, 60.6% relates to amounts that are IBNR. This amount was 58.7% at December 31, 2020. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$604,644	$998,541	$1,603,185
Specialty Admitted Insurance	279,713	388,177	667,890
Casualty Reinsurance	139,959	185,795	325,754
Total	$1,024,316	$1,572,513	$2,596,829
At September 30, 2021, the amount of net reserves prior to the $515,000 allowance for uncollectible reinsurance recoverables of $1,247.5 million that related to IBNR was 62.9%. This amount was 55.3% at December 31, 2020. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2021
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$285,137	$546,035	$831,172
Specialty Admitted Insurance	40,421	61,068	101,489
Casualty Reinsurance	136,668	178,121	314,789
Total	$462,226	$785,224	$1,247,450
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
Total operating expenses of the Corporate and Other segment were $7.3 million and $23.3 million for the three and nine months ended September 30, 2021, respectively, compared to $7.8 million and $23.6 million for the same periods in the prior year.
Investing Results
Net investment income was $15.3 million and $44.7 million for the three and nine months ended September 30, 2021, respectively, compared to $15.0 million and $51.1 million for the same periods in the prior year. The Company's private investments generated income of $1.8 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, compared to income of $533,000 and $1.5 million in the respective prior year periods. Excluding private investments, our net investment income for the three and nine months ended September 30, 2021 decreased 6.2% and 15.8% from the prior year, respectively, principally due to lower investment income from restricted cash equivalents, bank loan participations (resulting from a smaller portfolio following sales in the second quarter of the prior year to reduce exposure to this asset class) and lower investment yields. The average duration of our portfolio excluding restricted cash equivalents was 4.1 years at September 30, 2021.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Fixed maturity securities	$10,437	$11,359	$32,683	$33,424
Bank loan participations	2,836	2,396	8,230	9,668
Equity securities	1,225	1,246	3,636	3,677
Other invested assets:
Renewable energy investments	918	21	636	1,134
Other private investments	842	512	2,292	360
	1,760	533	2,928	1,494
Cash, cash equivalents, restricted cash equivalents and short-term investments	59	456	232	6,470
Gross investment income	16,317	15,990	47,709	54,733
Investment expense	(1,028)	(1,031)	(2,983)	(3,588)
Net investment income	$15,289	$14,959	$44,726	$51,145
The following table summarizes our investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Annualized gross investment yield on:
Average cash and invested assets	2.7%	2.7%	2.8%	2.9%
Average fixed maturity securities	2.7%	2.8%	2.8%	3.0%
Of our total cash and invested assets of $2,281.9 million at September 30, 2021 (excluding restricted cash equivalents), $220.6 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,721.7 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income. Also included in our investments are $155.0 million of bank loan participations, $100.0 million of equity securities, $26.9 million of short-term investments, and $57.7 million of other invested assets.
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
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At September 30, 2021 and December 31, 2020, the fair market value of these securities was $155.0 million and $147.6 million, respectively.
For the nine months ended September 30, 2021, the Company recognized net realized and unrealized investment gains of $13.7 million ($4.0 million of net realized and unrealized investment gains for the three months ended September 30, 2021), including $6.6 million of net unrealized gains on bank loan participations, $3.8 million of net gains for the change in the fair value of equity securities, $4.3 million of net realized investment gains on the sale of fixed maturity securities, $645,000 of net realized investment losses on the sale of bank loan participations, and $386,000 of net realized investment losses on the sale of equity securities.
For the nine months ended September 30, 2020, the Company recognized net realized and unrealized investment losses of $27.9 million ($8.9 million of net realized and unrealized investment gains for the three months ended September 30, 2020), including $7.6 million of net unrealized losses on bank loan participations, $6.9 million of net unrealized losses for the change in the fair value of equity securities, $14.1 million of net realized investment losses on the sale of bank loan securities, and $905,000 of net realized investment gains on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at September 30, 2021 or December 31, 2020. At September 30, 2021, 99.4% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2021			December 31, 2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$324,050	$335,635	19.5%	$277,241	$296,405	16.6%
Residential mortgage-backed	258,302	261,075	15.2%	286,104	293,848	16.5%
Corporate	698,454	725,872	42.2%	715,145	766,822	43.0%
Commercial mortgage and asset-backed	307,223	313,158	18.1%	314,911	326,719	18.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	85,252	85,987	5.0%	97,489	99,848	5.6%
Total fixed maturity securities, available-for-sale	$1,673,281	$1,721,727	100.0%	$1,690,890	$1,783,642	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2021:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$358,106	20.8%
AA	622,261	36.1%
A	539,174	31.3%
BBB	192,236	11.2%
Below BBB and unrated	9,950	0.6%
Total	$1,721,727	100.0%
At September 30, 2021, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $725.9 million. A summary of these securities by industry segment is shown below as of September 30, 2021:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$165,359	22.8%
Financial	189,181	26.1%
Consumer Discretionary	111,671	15.4%
Health Care	85,091	11.7%
Consumer Staples	57,283	7.9%
Utilities	117,287	16.1%
Total	$725,872	100.0%

Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of September 30, 2021:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$654,464	90.2%
Privately placed	71,408	9.8%
Total	$725,872	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2021
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$103,777	$104,859	6.1%
After one year through five years	458,454	477,708	27.7%
After five years through ten years	303,453	310,034	18.0%
After ten years	242,072	254,893	14.8%
Residential mortgage-backed	258,302	261,075	15.2%
Commercial mortgage and asset-backed	307,223	313,158	18.2%
Total	$1,673,281	$1,721,727	100.0%
At September 30, 2021, the Company had no investments in securitizations of alternative-A mortgages or sub-prime mortgages.
Interest Expense
Interest expense was $2.2 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively ($6.7 million and $8.0 million for the respective nine month periods). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $90,000 and $149,000 of amortization of intangible assets for the three months ended September 30, 2021 and 2020, respectively ($272,000 and $447,000 for the respective nine month periods).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. The Company had a pre-tax loss of $129.6 million for the nine months ended September 30, 2021 and recorded a U.S. federal income tax benefit of $23.1 million. The pre-tax loss was largely driven by the $210.8 million of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the nine months ended September 30, 2021, our U.S. federal income tax benefit was 17.8% of the loss before taxes. The Company had pre-tax income of $29.3 million for the nine months ended September 30, 2020 and recorded U.S. federal income taxes of $4.2 million. For the nine months ended September 30, 2020, our U.S. federal income tax was 14.4% of the income before taxes. The change in effective tax rate for the two periods reflects changes in reserve estimates in the commercial auto business, and the related impact on the mix of income reported by country in those respective periods.

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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. James River Insurance Company paid a $17.0 million dividend to the U.S. holding company in the three months ended March 31, 2021, reducing the maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during the remainder of 2021 without regulatory approval to $11.6 million. However, insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
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
At September 30, 2021, the Bermuda holding company had $2.7 million of cash and cash equivalents. The U.S. holding company had $18.1 million of cash and invested assets, comprised of cash and cash equivalents of $6.7 million and other invested assets of $11.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2021.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2021:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2021, the Company had $45.9 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At September 30, 2021, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2021.

On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2021. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At September 30, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $14.0 million were outstanding on the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2021, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2021 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2021.
At September 30, 2021 and December 31, 2020, the Company's leverage ratio was 28.5% and 30.4%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2021 and 2020, our net premium retention was 45.6% and 46.5%, respectively (47.9% and 49.7% for the nine month periods, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of September 30, 2021:

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
On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “LPT Transaction”) with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. Under the terms of the LPT Transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the reinsurance agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. The balance in the LPT Trust at September 30, 2021 is $309.6 million securing total reinsurance recoverables of $305.8 million (including $292.1 million of unpaid recoverables and $13.7 million of paid recoverables) associated with the LPT Transaction.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2021:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70-85% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70% - 100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 95%-100% of limits up to $10.0 million per occurrence, and excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
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
We also have a clash and contingency reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claims incident involving more than one of our insureds. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of September 30, 2021, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2021, the allowance for credit losses on reinsurance recoverables was $515,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2021, we had reinsurance recoverables on unpaid losses of $1,348.9 million and reinsurance recoverables on paid losses of $82.1 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” or better, collateral had been posted by the reinsurer for our benefit, or represent recoverables from a state residual market for automobile insurance.
Amounts Recoverable from an Indemnifying Party
James River previously issued a set of insurance contracts to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) and is contractually entitled to reimbursement for a significant portion of the losses and loss adjustment expenses paid on behalf of Rasier and other expenses incurred by James River. Rasier is required to collateralize amounts currently due to James River and to provide additional collateral sufficient to cover the amounts that may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In conjunction with the LPT Transaction described above, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as permitted under the indemnification agreements with Rasier and the associated trust agreement.
As part of the LPT Transaction, James River and Aleka entered into an administrative services agreement with a third party claims administrator pursuant to which the administrator will handle the claims on the Rasier commercial auto policies for the remaining life of those claims following a transition period. The claims paid by the claims manager are reimbursable by James River, and pursuant to the terms of the administrative services agreement James River established a loss fund trust account for the benefit of the claims manager (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River will fund the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Rasier indemnity agreements, the LPT Transaction and James River’s existing third party reinsurance agreements, respectively. At September 30, 2021, in accordance with the administrative services agreement, the Company posted $10.0 million as collateral for the claims paid by the administrator, including $6.8 million of which represents collateral supporting Rasier’s obligations under the indemnity agreements and $2.8 million of which represents collateral supporting Aleka’s obligations under the under the LPT Transaction. The $10.0 million collateral is classified as restricted cash equivalents on the Company's balance sheet at September 30, 2021.
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

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash, cash equivalents, and restricted cash equivalents (used in) provided by:
Operating activities	$(1,061,314)	$(222,060)
Investing activities	111,759	(135,331)
Financing activities	157,926	31,505
Change in cash, cash equivalents, and restricted cash equivalents	$(791,629)	$(325,886)

Cash used in operating activities for the nine months ended September 30, 2021 and 2020, respectively, primarily reflects $849.9 million and $258.9 million of restricted cash equivalents returned to a former insured per the terms of a collateral trust (see Amounts Recoverable from an Indemnifying Party above). Excluding the reduction in the collateral funds, cash (used in) provided by operating activities was $(211.4) million and $36.9 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in operating activities excluding restricted cash equivalents for the nine months ended September 30, 2021 primarily reflects the outflow of funds to effect the LPT Transaction in the third quarter. Cash provided by operating activities excluding restricted cash equivalents for the nine months ended September 30, 2020 reflects growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash provided by investing activities for the nine months ended September 30, 2021 reflects the investments sold/funds withdrawn from our investment portfolio to effect the LPT Transaction in the third quarter. Cash used in investing activities for the nine months ended September 30, 2020 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 9.7% and 6.1% of total cash and invested assets at September 30, 2021 and 2020, respectively.
Cash provided by financing activities for the nine months ended September 30, 2021 and 2020 included $32.0 million and $27.8 million of dividends paid to shareholders, respectively. On May 10, 2021, the Company closed on a public offering of its common shares. The Company received net proceeds (before expenses) of $192.1 million. The proceeds were used for general corporate purposes. In the nine months ended September 30, 2020, we drew a net $59.0 million on our senior credit facilities as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the coronavirus (COVID-19) outbreak.
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s opinion of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. On May 7, 2021, following the Company's announcement of $168.7 million of further adverse development in the first quarter of 2021 on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business, A.M. Best announced a downgrade of our financial strength rating to “A-” (Excellent) and maintained a negative outlook on our regulated insurance subsidiaries. The Company's outlook was upgraded to stable by A.M. Best in the third quarter following the completion of the LPT Transaction which reinsures substantially all of the legacy commercial auto business.
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
The Company also issued 140,483 common shares in the nine months ended September 30, 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 27,979 were related to employee stock option exercises and 112,504 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,287,244 at September 30, 2021.
Share Based Compensation Expense
For the three months ended September 30, 2021 and 2020, the Company recognized $1.5 million and $2.1 million, respectively, of share based compensation expense ($5.2 million and $5.9 million in the respective nine month periods). As of September 30, 2021, the Company had $10.3 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—
Exercised	(41,392)	$24.87	(79,615)	$31.77
Forfeited	(29,418)	$38.81	—	$—
End of period	392,514	$32.53	564,236	$30.22
Exercisable, end of period	392,514	$32.53	564,236	$30.22

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	399,856	$43.59	340,368	$41.50
Granted	139,682	$50.22	197,518	$43.77
Vested	(165,131)	$41.86	(156,434)	$41.50
Forfeited	(56,575)	$45.91	(16,846)	$42.17
Unvested, end of period	317,832	$47.00	364,606	$42.70
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
The following table reconciles the underwriting (loss) profit by individual segment and for the entire Company to consolidated (loss) income before U.S. Federal income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Underwriting (loss) profit of the insurance segments:
Excess and Surplus Lines	$(21,527)	$15,581	$(145,556)	$39,788
Specialty Admitted Insurance	3,084	1,859	6,488	2,301
Casualty Reinsurance	(11,911)	(689)	(16,857)	(3,119)
Total underwriting (loss) profit of insurance segments	(30,354)	16,751	(155,925)	38,970
Other operating expenses of the Corporate and Other segment	(7,287)	(7,805)	(23,258)	(23,556)
Underwriting (loss) profit (1)	(37,641)	8,946	(179,183)	15,414
Net investment income	15,289	14,959	44,726	51,145
Net realized and unrealized gains (losses) on investments	3,983	8,929	13,738	(27,885)
Amortization of intangible assets	(90)	(149)	(272)	(447)
Other income and expenses	(615)	192	(1,964)	(967)
Interest expense	(2,227)	(2,129)	(6,692)	(7,970)
(Loss) income before income taxes	$(21,301)	$30,748	$(129,647)	$29,290
(1)Included in underwriting results for the three and nine months ended September 30, 2021 is gross fee income of $5.6 million and $16.2 million, respectively ($4.6 million and $15.8 million for the same periods in the prior year).
Reconciliation of Adjusted Net Operating (Loss) Income
We define adjusted net operating (loss) income as net (loss) income excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income reconcile to our adjusted net operating (loss) income as follows:

	Three Months Ended September 30,
	2021		2020
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(21,301)	$(23,889)	$30,748	$26,283
Net realized and unrealized investment gains	(3,983)	(3,422)	(8,929)	(8,824)
Other expenses	625	497	(21)	(77)
Adjusted net operating (loss) income	$(24,659)	$(26,814)	$21,798	$17,382

	Nine Months Ended September 30,
	2021		2020
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income as reported	$(129,647)	$(106,506)	$29,290	$25,082
Net realized and unrealized investment (gains) losses	(13,738)	(11,914)	27,885	23,646
Other expenses	1,963	1,640	1,711	1,451
Adjusted net operating (loss) income	$(141,422)	$(116,780)	$58,886	$50,179
Tangible Equity (per Share) and Pre Dividend Tangible Equity (per Share)
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the nine months ended September 30, 2021, our tangible equity per share decreased by 15.2%. Absent the $31.8 million in dividends to shareholders in the nine months ended September 30, 2021, our tangible equity per share decreased by 10.4% for the nine months ended September 30, 2021.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of September 30, 2021 and December 31, 2020 and reconciles tangible equity to pre-dividend tangible equity as of September 30, 2021:

	September 30, 2021		December 31, 2020
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$813,639	$21.82	$795,608	$25.96
Less:
Goodwill	181,831	4.88	181,831	5.93
Intangible assets, net	36,130	0.96	36,402	1.19
Tangible equity	$595,678	$15.98	$577,375	$18.84
Dividends to shareholders for the nine months ended September 30, 2021	31,833	0.90
Pre-dividend tangible equity	$627,511	$16.88

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the US District Court, Eastern District of Virginia (the "Court") by Employees' Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, "Defendants") asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between August 1, 2019 and May 5, 2021 (the "Complaint"). The Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc. On September 22, 2021, the Court entered an order appointing Employees' Retirement Fund of the City of Fort Worth and the City of Miami General Employees' and Sanitation Employees' Retirement Trust as co-lead plaintiffs (together, "Plaintiffs"). Plaintiffs' consolidated amended complaint is due to be filed on November 19, 2021. We believe that Plaintiffs' claims are without merit and we intend to vigorously defend this lawsuit.

Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows:
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
On May 7, 2021, A.M. Best announced that it downgraded the financial strength rating on our regulated insurance subsidiaries from “A” to “A-" (Excellent) with a negative outlook, as a result of, among other things, the recurring nature of adverse reserve development in commercial auto lines. On September 30, 2021, A.M. Best revised the outlook to stable from negative and affirmed the financial strength rating of "A-" (Excellent) on our regulated insurance subsidiaries. The reduction in our financial strength rating, and any future downgrades of our financial strength rating, may impact our ability to attract and retain insurance and reinsurance business that our subsidiaries write. Further, our competitive position in the industry, and therefore our business, could be adversely affected. The downgrade of our financial strength rating, and any future downgrades, could result in a substantial loss of business, as policyholders might move to other companies with higher financial strength ratings.
Our credit agreements contain a number of financial covenants, the breach of any of which could result in acceleration of payment of our credit facilities.
As of September 30, 2021, we had an outstanding unsecured balance of approximately $247.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, for the commercial auto business in our Excess and Surplus Lines segment we experienced adverse development on the reserves for losses and loss adjustment expenses of: $170.1 million in the first quarter of 2021 principally relating to the 2019 and prior accident years; $92.2 million in 2020 principally relating to the 2018 and prior accident years; and $69.0 million in 2019 principally relating to the 2016 and 2017 accident years. In addition, in our Casualty Reinsurance segment we experienced adverse development on the reserves for losses and loss adjustment expenses of: $22.6 million for the nine months ended September 30, 2021 primarily associated with treaties the Company has exited; $37.8 million in 2020 primarily in accident years 2014 through 2018; and $23.1 million in 2019 primarily in accident years 2011 through 2016. We cannot assure that we will not have further adverse development in this business.

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
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance and Falls Lake National), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re and Carolina Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and, in the case of JRG Re and Carolina Re, the Bermuda Monetary Authority (“BMA”) in Bermuda, and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
3.1
Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2
Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3
Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4
Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5
Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6
Third Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on March 12, 2015, Commission File No. 001-36777)

10.1
Separation and Release Agreement, dated as of August 2, 2021, by and among Robert P. Myron, the Company and James River Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 4, 2021, Commission File No. 001-36777)

10.2
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 20, 2021, Commission File No. 001-36777)

10.3
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

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

James River Group Holdings, Ltd.

Date:	November 3, 2021	By:	/s/ Frank N. D'Orazio
Frank N. D'Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)