Form 10-K
period 2021-12-31
James River Group Holdings, Ltd.
filed 2022-03-01
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant as of June 30, 2021, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $1,362,783,768.
The number of the Registrant’s common shares outstanding was 37,448,314 as of February 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

Unless the context indicates or suggests otherwise, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to James River Group Holdings, Ltd. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Annual Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, all statements relating to our future financial performance, our business prospects and strategy, anticipated financial position and financial strength ratings, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
•    the downgrade in the financial strength rating of our regulated insurance subsidiaries announced May 7, 2021, or further downgrades, impacting our ability to attract and retain insurance and reinsurance business that our subsidiaries write, our competitive position, and our financial condition;
•    the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•    adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•    a persistent high inflationary environment could have a negative impact on our reserves, the values of our investments and investment returns, and our compensation expenses;
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
•    losses resulting from reinsurance counterparties failing to pay us on reinsurance claims, insurance companies with whom we have a fronting arrangement failing to pay us for claims, or a former customer with whom we have an indemnification arrangement that fails to perform their reimbursement obligations;
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
•    failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”);
•    changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends; and
•    other risks and uncertainties discussed under "Risk Factors" and elsewhere in this Annual Report.
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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies. For the year ended December 31, 2021, approximately 70.4% of our group-wide gross written premiums originated from the U.S. excess and surplus (“E&S”) lines market. Substantially all of our business is casualty insurance and reinsurance, and for the year ended December 31, 2021, we derived 96.9% of our group-wide gross written premiums from casualty insurance and reinsurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital. Our group includes three operating segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2021, property insurance and reinsurance represented 3.1% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed 2.5% of shareholders’ equity on a group-wide basis.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 55.3% of our gross written premiums and 67.3% of our net written premiums for the year ended December 31, 2021. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2021, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $23,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 32.6% of our gross written premiums and 11.3% of our net written premiums for the year ended December 31, 2021. The Specialty Admitted Insurance segment has two areas of focus. We write a select book of workers’ compensation coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select U.S. states. We also write fronting business which has become a significant element of our revenues and profits in this segment. In our fronting business, we retain a small percentage of the risk, generally 10%-30%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”).
The Casualty Reinsurance segment distributes through reinsurance brokers and produced 12.1% of our gross written premiums and 21.4% of our net written premiums for the year ended December 31, 2021. The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements. On a premium volume basis, treaties with loss mitigation features, including sliding scale ceding commissions, represented 58.9% of the net premiums written by our Casualty Reinsurance segment during 2021. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 65.7% of gross premiums written by our Casualty Reinsurance segment during 2021 were general liability accounts.
The Casualty Reinsurance segment writes third party business through one entity, JRG Reinsurance Company Ltd. ("JRG Re"). Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re Ltd ("Carolina Re"). This business is ceded under quota-share reinsurance treaties with ceding commissions that are negotiated at arm’s length. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2021, 41.2% of our invested assets were held at JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
In 2021, our operating subsidiaries wrote $1,507.3 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2021	% of Total
	(in thousands)
Excess and Surplus Lines segment	$833,657	55.3%
Specialty Admitted Insurance segment	491,561	32.6%
Casualty Reinsurance segment	182,081	12.1%
	$1,507,299	100.0%
Gross Written Premiums by Market
Non-admitted markets	$1,060,562	70.4%
Admitted markets	446,737	29.6%
	$1,507,299	100.0%
The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s evaluation of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
Recent Developments
Issuance of Series A Preferred Shares
On February 24, 2022, we entered into an Investment Agreement with GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The closing of the transaction is expected to occur on March 1, 2022 (the “Closing Date”).
The Series A Preferred Shares rank senior to our common shares with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company, upon which the holders of Series A Preferred Shares would receive the greater of the $1,000 liquidation preference per share plus accrued and unpaid dividends, or the amount they would have received if they had converted all of their Series A Preferred Shares to common shares immediately before such liquidation, dissolution or winding up.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends will accrue quarterly and will be payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2022.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at a conversion price set forth in the Certificate of Designations designating the Series A Preferred Shares (the “Certificate of Designations”), which is subject to anti-dilution adjustments. We may also require the Series A Preferred Shares to convert to common shares under certain circumstances. The holders of the Series A Preferred Shares may require us to repurchase their shares upon the occurrence of certain change of control events.
Holders of the Series A Preferred Shares are entitled to vote with the holders of the common shares on an as-converted basis, and are entitled to a separate class vote with respect to certain actions specified in the Certificate of Designations.
The Series A Preferred Shares held by GPC Partners, together with any common shares received on conversion of Series A Preferred Shares or as dividends with respect to Series A Preferred Shares, may not vote in excess of 9.9% of the aggregate voting power of our voting securities on an as converted basis. In addition, unless and until we obtain the shareholder approval required by Nasdaq Listing Standard Rule 5635, if such rule is applicable, GPC Partners will be subject to a 19.9% cap on voting power and beneficial ownership of our outstanding voting securities. GPC Partners and any transferees will also be subject to the voting limitations imposed on all U.S. persons contained in our bye-laws to the extent such restrictions are applicable.
Until GPC Partners and its permitted transferees no longer beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate at least 50% of the number of common shares beneficially owned by them, on an as-converted basis, as of the Closing Date, GPC Partners will be entitled to designate one candidate for nomination to our Board of Directors. Until required regulatory approvals are obtained, such individual will have observer status.
GPC Partners is obligated to comply with certain standstill provisions and transfer restrictions, and is entitled to customary registration rights for the common shares issuable on conversion of, or payable as dividends on, the Series A Preferred Shares.
Loss Portfolio Transfer Retrocession Agreement
On February 23, 2022, JRG Reinsurance Company, Ltd. (“JRG Re”), the Company’s property/casualty reinsurance subsidiary, entered into a Loss Portfolio Transfer Retrocession Agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company, Ltd. (“FRL”). The Retrocession Agreement will close upon receipt of regulatory approval by FRL and satisfaction of other customary closing conditions (the date on which all closing conditions are satisfied, the “Retrocession Closing Date”).
Pursuant to the Retrocession Agreement, JRG Re will (a) cede to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) pay FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re will credit to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which JRG Re will pay in cash to FRL; and (d) pay FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, Initial Funds Withheld Account credit, and aggregate limit will be adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date.
Our History
In 2002, a group of experienced insurance executives created James River Group, Inc. (“James River Group”). James River Group was listed on the NASDAQ Stock Market (symbol: JRVR) in 2005. James River Group had two insurance company subsidiaries, James River Insurance and Stonewood Insurance Company (“Stonewood Insurance”). Both of these subsidiaries as well as James River Group remain subsidiaries of ours.
In 2007, a group of investors acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re, and we began the process of building our present company.
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
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We believe we have minimal exposure to material property risks and did not have material losses from property risks during 2021.
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
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a diversified strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 8.9% of our total cash and invested assets (excluding restricted cash equivalents) at December 31, 2021, consisting of syndicated bank loans (6.7%) and other invested assets (2.2%) that include interests in limited liability companies that invest in renewable energy opportunities, limited partnerships that invest in debt or equity securities, notes receivable for renewable energy projects, and a private debt security. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2021 was “A”. At December 31, 2021, the average duration of our investment portfolio was 4.0 years.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance and reinsurance sectors. Our segment presidents all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance. Our newly joined Chief Actuary, Chief Claims Officer and Chief Underwriting Officer also bring extensive backgrounds in operational leadership within specialty casualty insurance and reinsurance, including a deep focus on risk management.
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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is still more likely to produce consistent results over time and across markets. While we believe the insurance and reinsurance industry is generally overcapitalized at this time, we are successfully increasing rates in our Excess and Surplus Lines and Specialty Admitted Insurance segments. Pricing on our E&S renewal book has increased for twenty consecutive quarters. The E&S and Specialty Admitted segments combined represented 87.9% of our gross written premiums and 78.6% of our net written premiums for the twelve months ended December 31, 2021. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims as part of keeping losses and loss adjustment expenses low. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims from a particular policy year within the five subsequent years, and as of December 31, 2021, our reserves for claims incurred but not reported (“IBNR”) were 64.4% of our total net loss reserves.
Efficient Operating Platform.   We have what we believe to be an extremely attractive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. For the year ended December 31, 2021, our expense ratio was 23%. At December 31, 2021, 41.2% of our invested assets were held at JRG Re.
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
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2021, gross written premiums for the Excess and Surplus Lines segment excluding commercial auto (“Core E&S”) increased by 19.4% over the same period in 2020. We plan to grow our business to take advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates monthly and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2021, our growth was primarily focused in our Excess Casualty, General Casualty, Manufacturers & Contractors, Excess Property, and Life Sciences divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.

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
Manage Capital Actively.   We invest and manage our capital with a goal of consistently increasing tangible equity for our shareholders and generating attractive returns on tangible equity. We intend to expand our premium volume and capital base to take advantage of opportunities to earn an underwriting profit or to reduce our premium volume and capital base if attractive underwriting opportunities are not available. We expect to finance our future operations with a combination of debt and equity and do not intend to raise or retain more capital than we believe we can profitably deploy in a reasonable time frame or that is reasonably necessary to bolster the capital positions of our regulated insurance entities. We may not, however, always be able to raise capital when needed. Our ratings from A.M. Best are very important to us, as are our relationships with our regulators, and maintaining them in good order is a principal consideration in our decisions regarding capital management.
Our Structure
The chart below displays our corporate structure as of December 31, 2021 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted E&S business through our subsidiaries, James River Insurance Company and James River Casualty Company (together, “James River,” which comprises our Excess and Surplus Lines segment), from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. The Excess and Surplus Lines segment is our largest segment, representing 55.3% of consolidated gross written premiums for the year ended December 31, 2021. James River has been engaged in the E&S insurance market for 19 years.
The E&S industry focuses on insuring commercial insureds that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their products or operations. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. In 2021, our Excess and Surplus Lines segment’s gross written premiums increased by 19.2% over 2020. In 2020, our Excess and Surplus Lines segment’s gross written premiums shrank by 24.2% relative to 2019 due to the early cancellation in late 2019 of a large commercial auto account. Gross written premiums for our Core E&S business, which excludes our commercial auto division, grew by 19.4% and 29.5% in 2021 and 2020, respectively. The Excess and Surplus Lines segment produced a weighted-average combined ratio of 95.2% from 2012 through 2021.

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
Our Excess and Surplus Lines segment underwrites coverage for a wide range of commercial businesses and does not write personal lines insurance. Applications for insurance are presented to us by authorized wholesale brokers who are typically engaged by retail agents after their clients have been rejected by standard markets.
In late 2017, the Excess and Surplus Lines segment started a binding contract unit (as part of our Small Business underwriting division) where limited authority for underwriting is delegated to a select, but growing, group of agents on a limited number of General Liability classes through a company designed online portal.
All claims for business written by the Excess and Surplus Lines segment are managed by our internal claims department although we use independent adjusters for inspection and payment of certain claims.
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2021	Percentage of Total 2021	2020	2019	2018	2017

Excess Casualty	$285,082	34.2%	$213,037	$118,954	$66,452	$51,160
General Casualty	140,608	16.9%	125,433	115,832	54,127	38,097
Manufacturers and Contractors	139,720	16.8%	122,880	105,096	79,160	85,719
Excess Property	47,241	5.7%	37,332	31,606	16,963	14,447
Energy	46,216	5.5%	51,109	45,442	33,942	29,704
Life Sciences	35,935	4.3%	35,163	24,462	16,636	12,981
Allied Health	35,192	4.2%	26,918	26,713	30,450	19,181
Commercial Auto	34,630	4.2%	30,029	405,565	322,126	247,960
Small Business	32,593	3.9%	24,790	19,725	14,808	11,307
Environmental	17,050	2.0%	17,753	16,539	10,499	7,920
Sports and Entertainment	9,442	1.1%	6,118	4,212	3,685	3,021
Professional Liability	8,104	1.0%	6,881	6,441	5,916	6,326
Medical Professionals	1,844	0.2%	1,700	1,733	1,774	2,297
Total	$833,657	100.0%	$699,143	$922,320	$656,538	$530,120
Excess Casualty underwrites excess liability coverage for a variety of risk classes including manufacturers, contractors, distributors and transportation risks. Typically, we provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities. The underwriter who heads this division has 39 years of industry experience.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including real estate, mercantile and retail operations, apartments and condominiums, daycare facilities, hotels and motels, restaurants, bars, taverns and schools. The head underwriter in this division has 35 years of experience. Typically, we write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division and we retain the entire $1.0 million limit. The individual overseeing this division has 39 years of industry experience.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $1.6 million as of December 31, 2021. We retain up to the first $5.0 million in any one event or catastrophe. The underwriter leading our Excess Property division has 33 years of experience in the industry.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, utilities, and utility contractors. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on either a primary or excess basis. The underwriter leading this division has more than 39 years of experience in the business.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. This division also writes a book of various types of business engaged in the medical and adult-use cannabis industry. We provide policy limits up to $11.0 million (up to $10.0 million on cannabis), with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter at the head of this division has 39 years of experience in the industry.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehabilitation, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The underwriter responsible for this unit has 29 years of experience in the business. Approximately 88% of the premiums written by our Allied Health division from inception through 2021 have been written on a claims-made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Commercial Auto underwrites primarily the hired and non-owned auto liability exposures for a variety of industry segments including package and food delivery services. On December 31, 2019, we terminated coverage for our largest commercial auto insured (Rasier) which comprised $374.2 million of gross written premiums in 2019, representing 40.6% of the Excess and Surplus Lines segment’s gross written premiums and 25.4% of our consolidated gross written premiums for the year ended December 31, 2019. The underwriter leading this division has 35 years of experience. Limits assumed are retained by the Company, in some cases subject to self-insured retentions of the insureds.
Small Business concentrates on brokerage accounts with annual primary liability insurance premiums of less than $10,000. For these smaller risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount. The underwriter leading this division has 29 years of industry experience.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. The underwriter heading our Environmental division has more than 39 years of experience in the business. Typically, we write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net on a primary or excess basis.
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
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. The individual who directs our professional liability division has 29 years of industry experience. All of our professional liability coverage is written on a claims-made and reported basis.

Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits and retain up to $1.0 million of exposure per occurrence and cede the balance to our reinsurers. All of the policies written by this division have been issued on a claims-made and reported basis. The underwriter leading this division has 29 years of experience.
The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2021 and the amount of gross written premium produced by such states for the years ended December 31, 2020, 2019, 2018 and 2017. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2021, 2020 and 2019.

	2021		2020		2019		2018	2017
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
California	$147,677	17.7%	$136,532	19.5%	$368,488	40.0%	$213,729	$153,340
Florida	137,880	16.5%	104,120	14.9%	67,700	7.3%	47,918	55,502
Texas	128,312	15.4%	79,338	11.4%	51,978	5.6%	31,604	29,567
New York	101,820	12.2%	108,778	15.6%	89,680	9.7%	54,417	47,585
Washington	22,778	2.7%	16,407	2.4%	16,573	1.8%	17,329	13,697
New Jersey	22,131	2.7%	17,621	2.5%	13,425	1.5%	12,147	17,486
Pennsylvania	22,055	2.6%	19,008	2.7%	16,206	1.8%	8,562	12,041
Illinois	19,010	2.3%	16,243	2.3%	14,491	1.6%	20,893	25,853
Massachusetts	16,682	2.0%	13,762	2.0%	34,494	3.7%	19,758	13,587
Arizona	16,544	2.0%	12,782	1.8%	9,023	1.0%	5,160	8,302
Louisiana	15,723	1.9%	13,968	2.0%	16,001	1.7%	12,654	8,508
Georgia	15,522	1.9%	11,934	1.7%	10,936	1.2%	9,120	15,787
Ohio	13,156	1.6%	9,210	1.3%	10,537	1.1%	13,043	8,283
Missouri	11,967	1.4%	10,080	1.4%	14,628	1.6%	9,424	5,729
North Carolina	10,060	1.2%	7,957	1.1%	9,950	1.1%	10,305	8,199
All other states	132,340	15.9%	121,403	17.4%	178,210	19.3%	170,475	106,654
Total	$833,657	100.0%	$699,143	100.0%	$922,320	100.0%	$656,538	$530,120
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2021, the segment had authorized 109 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive General Agents as well as a growing but still limited number of General Agents underwriting small-account commercial risks through our online contract binding portal.
Our Excess and Surplus Lines segment selects its brokers based upon management’s review of the experience, knowledge and business plan of each broker. While many of our Excess and Surplus Lines segment’s brokers have more than one office, we evaluate each office as if it were a separate entity. Brokers must be able to demonstrate an ability to competently produce both the quality and quantity of business that we seek. Brokers unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. Our Excess and Surplus Lines segment’s underwriters visit brokers regularly to discuss the products that we offer and the needs of the brokers. We believe the personal relationships we foster with individual brokers and our ability to respond to a wide variety of risks placed by these brokers make us an important market for them.
Our Excess and Surplus Lines segment’s three largest brokers produced $568.9 million of gross written premiums for the year ended December 31, 2021, representing approximately 68.2% of the Excess and Surplus Lines segment’s gross written premiums and 37.7% of consolidated gross written premiums for 2021. The three largest brokers produced $239.1 million (Ryan Specialty Group), $197.3 million (AmWins Group), and $132.5 million (Truist Insurance Holdings) of gross written premiums for the year ended December 31, 2021, respectively, representing 15.9%, 13.1%, and 8.8% of consolidated gross written premiums and 28.7%, 23.7%, and 15.9% of the Excess and Surplus Lines segment’s gross written premiums for 2021, respectively.
In 2021 and 2020, our Excess and Surplus Lines segment paid an average commission to producers of 16.6% and 15.1%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 200 individuals directly employed in underwriting policies as of December 31, 2021. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 4% of new submissions and one out of every five new quotes. We realize all excess and surplus lines applications have already been rejected by the standard market. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2021, we received approximately 303,000 submissions (new and renewal, excluding commercial auto policies), quoted over 62,000 policies and bound over 25,000 policies.
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
Our Excess and Surplus Lines segment’s claims department consists of over 85 claims professionals as of December 31, 2021 with significant claims experience in the property-casualty industry.
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
Our claims staff also contributes to our underwriting operations through communication of claims information to our underwriters. Members of our Claims management team participate on our forms committee, which reviews and develops all policy forms and exclusions, and are also members of the underwriting review committee.
Approximately 92% of all claims received are closed within five years in the Excess and Surplus Lines segment.

The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2012	52.6%
2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
2020	76.7%
2021	106.2%
The calendar year loss ratios for 2017 through 2021 were impacted by adverse reserve development of $38.7 million, $20.7 million, $57.4 million, $91.4 million, and $200.1 million, respectively, in the commercial auto line of business that was primarily related to a former insured, Rasier LLC and its affiliates (“Rasier”). The loss ratio for 2021 also includes $5.0 million of net catastrophe losses related to Hurricane Ida in the Excess Property line of business.
On September 27, 2021, James River entered into a loss portfolio transfer reinsurance transaction with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is fully collateralized, not subject to an aggregate limit, and subject to certain exclusions.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National Insurance Company (an Ohio domiciled company, licensed in 49 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance Company (a North Carolina domiciled company) and Falls Lake Fire and Casualty Company (a California domiciled company). The Specialty Admitted Insurance segment produced 32.6% of consolidated gross written premiums for the year ended December 31, 2021.
Our plan is to continue to use our broad licensure and significant management expertise to earn substantial fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:
•    Individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in 13 states, that produced 11.7% of 2021 gross written premiums in this segment, (15.6% in 2020, 16.4% in 2019, 14.8% in 2018, 13.9% in 2017, and 21.7% in 2016); and
•    Fronting and program business written through selected MGAs, insurance carriers, and other producers, which represented 88.3% of 2021 gross written premiums in this segment, (84.4% in 2020, 83.6% in 2019, 85.2% in 2018, 86.1% in 2017, and 78.3% in 2016).
Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort in select Southeastern U.S. states. We made the strategic decision in 2020 to focus our efforts towards the Southeast, and to substantially reduce our presence in other states. This decision was based upon a wide range of factors, including ability to exceed internal performance metrics, regulations regarding pricing and cost containment, and our agent relationships. For the year ended December 31, 2021, approximately 36% of our retail produced workers’ compensation direct written premiums were in North Carolina, 17% were in Georgia, 17% were in Missouri, and 12% were in Virginia. Building trades represented approximately 32% of the direct premiums in force in our retail produced workers’ compensation book in 2021. Other significant industry groups include specialty transportation (14%), healthcare employees (13%), goods and services (13%), manufacturing (13%), and agriculture (8%). We view our retail produced workers’ compensation business as a core competency and seek to make consistent underwriting profits from it. We recognize the cyclical nature of this line and are prepared to contract the business rapidly when rates decline, or the regulatory or economic environment makes it difficult to contain costs.

Fronting & Program Business
In our fronting business we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). We generally retain 10%-30% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in their desired segment of property-casualty, workers' compensation or automobile business. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We specifically grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate as determined by our personnel. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs and reinsurance brokers.
Due to our broad licensure and product filings, we are positioned to support this business on a broad basis throughout the United States. Because of the more limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital, and we continued to expand this business in 2021. Two fronting agencies produced $124.1 million (Atlas General Insurance Services) and $89.5 million of gross written premiums in 2021, representing 8.2% and 5.9% of consolidated gross written premiums and 25.2% and 18.2% of the Specialty Admitted Insurance segment's gross written premiums, respectively. Our fronting business saw growth related to new fronting relationships added since January 1, 2020 that generated $105.2 million and $35.0 million of gross written premium in the years ended December 31, 2021 and 2020, respectively.
Our objective over time is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and improve returns on tangible equity. Additionally, we expect that this fee income, which was $22.7 million in 2021, $19.3 million in 2020, and $15.8 million in 2019, may be increasingly material in future periods and provide us with a steady revenue stream.
In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our strict underwriting and pricing guidelines. We enter into these arrangements selectively with agents who have significant experience and market presence in specialty classes of property-casualty risks. Underwriting, claims and financial performance is subject to regular review by our staff. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. We specifically grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used.
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
Excluding our Atlas program, we have seventeen active fronting arrangements as of December 31, 2021. During 2021, these arrangements represented 62.4% of the segment’s gross written premium.
Casualty Reinsurance Segment
We report our business of writing reinsurance for third party insurance companies in our Casualty Reinsurance segment (representing 12.1% of consolidated gross written premiums for the year ended December 31, 2021). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is licensed as a Class 3B reinsurer by the Bermuda Monetary Authority. JRG Re provides proportional and working layer excess of loss treaty reinsurance to third parties and, through December 31, 2017, also to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to, business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal reinsurance arrangements.
Our Casualty Reinsurance segment underwrote $182.1 million in gross written premiums for the year ended December 31, 2021, 96.7% of which consisted of E&S risks. Of those third-party premiums written by JRG Re, 65.7% is classified by the company as general liability and 23.4% as non-medical professional liability, with the balance primarily related to excess casualty and commercial auto coverages. We typically structure our reinsurance treaties as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. On a premium volume basis, treaties written as “proportional” arrangements represented 95.5% of the third-party net written premiums during 2021 and treaties with loss mitigation features including sliding scale ceding commissions represented 58.9%. We purchase very little retrocessional coverage in this segment. Almost all of the segment’s premiums are for casualty lines of business. The Casualty Reinsurance segment writes virtually no reinsurance designed to respond specifically to natural catastrophes.
The Casualty Reinsurance segment’s three largest brokers generated $80.1 million, $53.9 million, and $20.0 million of gross written premiums, respectively, representing 84.5% of the segment’s gross written premiums in the year ended December 31, 2021. The Casualty Reinsurance segment’s three largest relationships with unaffiliated ceding companies generated $115.7 million of gross written premiums ($76.6 million, $22.9 million, and $16.2 million, respectively) representing 7.7% of consolidated gross written premiums and 63.5% of the Casualty Reinsurance segment's gross written premiums for the year ended December 31, 2021.
Underwriting profits and investment income earned by JRG Re are exempt from U.S. taxation. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re. At December 31, 2021, JRG Re invested assets made up 41.2% of our total invested assets.
Corporate and Other Segment
Our Chief Executive Officer and Chief Financial Officer and other holding company employees are part of the Corporate and Other segment. This is where we set and direct strategy for the group as a whole as well as high level objectives for each of the three operating segments. We make all capital management, capital allocation, treasury functions, information technology and group wide risk management decisions in this segment. Our decisions at this level also include reinsurance purchasing.
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments and, less frequently purchase retrocessional coverage for our Casualty Reinsurance segment. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders and ceding companies, irrespective of any reinsurance or retrocession coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer or retrocessionaire, as applicable. There is credit exposure with respect to losses ceded to the extent that any reinsurer or retrocessionaire is unable or unwilling to meet the obligations ceded by us under reinsurance or retrocessional treaties. The ability to collect on reinsurance or retrocessional reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2021, we have no material, ongoing disputes with any reinsurer or retrocessionaire, and we are not aware of any credit quality issues with any of our reinsurers or retrocessionaires.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $47.2 million direct written premiums in 2021). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $1.6 million. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a relatively small amount of assumed business with property exposure.
In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. Additionally, we purchased catastrophe reinsurance of $40.0 million in excess of a $5.0 million retention for the group that is intended to cover the 1 in 1,000 year modeled aggregate PML on the segment’s excess property book. We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business like ours than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its program book of business, the segment has purchased coverage for $4.0 million in excess of $1.0 million per occurrence, in addition to the protection provided under the corporate $40.0 million in excess of $5.0 million catastrophe treaty. This is also intended to cover the 1 in 1,000 year modeled aggregate PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $2.0 million and, as a result, we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. We believe our pre-tax group-wide PML from a 1 in 1,000 year catastrophic event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.

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
For both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchase a contingency clash reinsurance treaty that covers all casualty business for $10.0 million in excess of $2.0 million per occurrence. This coverage is intended to respond in a situation where we have multiple insured losses from the same event as well as extra contractual obligations or excess policy limits on an individual occurrence basis. Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present.
In our Casualty Reinsurance segment, we currently purchase quota share retrocessional reinsurance in support of an individual assumed treaty where an expense override is achieved. In prior periods, we have purchased proportional and excess of loss retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.
For 2021, our top ten reinsurers represented 72.8% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A+” (Superior), are collateralized with letters of credit or by a trust agreement, or represent recoverables from a state residual market for automobile insurance. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2021:

Reinsurer	Reinsurance Recoverable as of December 31, 2021	A.M. Best Rating December 31, 2021
	(in thousands)
Swiss Reinsurance America Corporation	$324,982	A+
Aleka Insurance Company	256,452	Unrated(1)
Berkley Insurance Company	125,424	A+
Safety National Casualty	47,916	A++
Aioi Nissay Dowa Insurance Company	47,341	A+
Hannover Ruck SE	47,335	A+
Endurance Assurance Corporation	36,843	A+
Munich Reinsurance America	34,612	A+
American European Insurance Company	34,349	B(2)
North Carolina Reinsurance Facility	26,995	Unrated(3)
Top 10 Total	982,249
Other	366,379
Total	$1,348,628

(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
(3)    The North Carolina Reinsurance Facility is a residual market mechanism for automobile insurance in North Carolina.

Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “LPT Agreement”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the LPT Agreement, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral for the amounts recoverable or that may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2021, the balance in the Indemnity Trust was $584.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $653.7 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2021, the balance in the LPT Trust was $251.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $279.9 million. At December 31, 2021, the total reinsurance recoverables under the LPT Agreement was $272.3 million (including $256.5 million of unpaid recoverables and $15.9 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At December 31, 2021, the balance in the Loss Fund Trust was $102.0 million, including $69.2 million of which represented collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million of which represented collateral supporting Aleka’s obligations under the under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the LPT Agreement brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the LPT Agreement if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the LPT Agreement, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

Reserve Policy
We seek to establish reserves that will adequately meet our obligations. All of our reserving actuaries are credentialed and our Chief Actuary has 37 years of industry experience. We engage independent actuarial consultants to review our decisions regarding reserves. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value. All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.
We maintain reserves for specific claims incurred and reported and reserves for claims incurred but not reported (“IBNR”). The process of establishing loss reserves is complex and inherently imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments about our ultimate exposure to losses are an integral component of our loss reserving process. Given that loss reserve estimates depend on the outcome of future events, changes in prior year estimates are generally unavoidable in the insurance industry. These changes are sometimes referred to as "prior year loss development" or "reserve development" and are included in current operations.
We continually monitor reserves using the most recent information on reported claims and a variety of statistical techniques and we adjust our estimates as experience develops or new information becomes known.
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
•    The product line and volume of business;
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
Our Reserve Committees consist of our Chief Actuary, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers and chief actuaries of each of our three insurance segments are also members of the Reserve Committee for their respective segments. The Reserve Committees meet quarterly to review the actuarial recommendations made by each chief actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet. The Company also engages an independent internationally recognized actuarial consulting firm to review the Company’s reserve estimates in the third and fourth quarters of each year.

The following table reflects our favorable (adverse) reserve development by segment during the calendar years 2021 to 2012 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Casualty Reinsurance		Grand Total
Calendar Year
2021	$(190,710)	(1)	$2,500	$(137,568)	(6)	$(325,778)
2020	(59,437)	(2)	5,011	(37,778)	(7)	(92,204)
2019	(51,173)	(3)	5,252	(23,087)	(8)	(69,008)
2018	(15,012)	(4)	5,560	(8,220)		(17,672)
2017	(20,023)	(5)	2,721	(4,170)		(21,472)
2016	24,079		3,822	(4,185)		23,716
2015	25,424		3,531	(12,637)		16,318
2014	27,283		5,854	(5,719)		27,418
2013	40,734		1,410	(4,692)		37,452
2012	20,122		(4,898)	(16,617)	(9)	(1,393)
Cumulative Development	$(198,713)		$30,763	$(254,673)		$(422,623)

(1)    Includes $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior contract years with Rasier, partially offset by $9.4 million of favorable development from other divisions.
(2)    Includes $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior contract years with Rasier, partially offset by $32.0 million of favorable development from other divisions.
(3)    Includes $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 contract years with Rasier, partially offset by $6.2 million of favorable development from other divisions.
(4)    Includes $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $5.7 million of favorable development from other divisions.
(5)    Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.
(6)    Includes adverse development primarily related to underwriting years 2014 through 2018. This adverse development was mainly in the general liability and professional liability lines of business.
(7) Includes adverse development primarily related to accident years 2014 through 2018. This adverse development was mainly in the general liability and commercial auto lines of business.
(8)    Includes adverse development primarily related to accident years 2011 through 2016. This adverse development was mainly in the general liability and commercial auto lines of business.
(9)    Includes $9.0 million of adverse development on assumed crop business and $7.6 million of adverse development on other assumed business.
Among the indicators of reserve strength that we monitor closely is the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2021. The percentage that IBNR represents of total gross reserves at December 31, 2021 is 59.6%.

	Gross Reserves at December 31, 2021
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$958,522	$1,623,635	59.0%
Specialty Admitted Insurance	389,841	686,643	56.8%
Casualty Reinsurance	289,819	438,195	66.1%
Total	$1,638,182	$2,748,473	59.6%
The table below sets forth our IBNR, total net reserves (prior to the $631,000 allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2021. The percentage that IBNR represents of total net reserves at December 31, 2021 is 64.4%.

	Net Reserves at December 31, 2021
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$558,454	$869,489	64.2%
Specialty Admitted Insurance	62,385	104,731	59.6%
Casualty Reinsurance	280,384	424,994	66.0%
Total	$901,223	$1,399,214	64.4%
A significant portion of reported claims from prior policy years were closed at December 31, 2021 as shown below:

Percentage of Claims Closed at December 31, 2021
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2016	91.8%	100.0%	99.8%	97.7%
2017	88.7%	100.0%	99.8%	95.1%
2018	90.3%	99.9%	98.2%	92.2%
2019	85.0%	99.8%	93.3%	87.4%
2020	71.5%	87.5%	75.3%	80.3%
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
As a result of affiliated and third party reinsurance contracts, we have a significant asset base at JRG Reinsurance Company Ltd, which is domiciled in Bermuda and is not subject to U.S. corporate taxation. At December 31, 2021, 41.2% of our invested assets were held at JRG Re.

A summary of our investment portfolio at December 31, 2021 is as follows:

	December 31, 2021
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Core	$1,790,527	$1,824,319	$1,824,319	2.14%	83.9%
Bank Loans	181,332	179,585	179,585	6.57%	8.3%
Incremental Yield	103,005	116,821	116,821	6.18%	5.4%
Private Investments			51,908	NA	2.4%
Total			2,172,633		100.0%
Less cash and cash equivalents in Core and Bank Loans			(42,148)
Total Invested Assets			$2,130,485
We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2021, the average duration of our investment portfolio was 4.0 years.
Core Portfolio
The Core Portfolio consists of cash, investment grade fixed income securities and a small dividend yield focused equity portfolio. Our objective in the Core Portfolio is to earn attractive risk-adjusted returns with a low risk of loss of principal. We use a third-party manager to manage the Core Portfolio.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2021 and floating interest rates based on spreads over LIBOR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at fair market value. We have over ten years of experience in investing in this asset class through a third-party manager.
Incremental Yield Portfolio
The Incremental Yield Portfolio consists of investments in low investment grade and below investment grade bonds, preferred stocks, dividend paying common equities and exchange traded funds. The average credit quality of the fixed income securities in this portfolio as of December 31, 2021 is BBB. We generally invest in fixed income securities where we believe that risk of default is low relative to the potential yield on the securities. We own preferred stocks, generally in the financial services industry. In some instances, we will purchase exchange traded funds. However, these purchases are generally used as an effective means to get access to a high yielding asset class.
Private Investment Portfolio
We make selective investments in private debt or equity securities in areas where we see significant opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2021, we held 12 private investments with a total carrying value of $51.9 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, and tranches of distressed home loans. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Despite being only 2.4% of our portfolio, we believe our Private Investment Portfolio has added meaningful returns to our tangible equity. Our Private Investment strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio.

Our recent total returns on our portfolio are as follows:

	2019	2020	2021	Trailing 3 years Ended 2021
Core	6.80%	5.74%	(0.40)%	3.87%
Bank Loans	3.56%	7.46%	10.74%	7.21%
Incremental	14.34%	5.64%	5.83%	8.53%
Total	6.87%	5.88%	0.76%	4.31%
Total returns are calculated as the realized or unrealized gain or loss of an asset plus interest and dividends paid while the asset is held.
We consider a portion of our investment portfolio to be invested in non-traditional investments. We consider non-traditional investments to include investments that are (1) not rated fixed income securities (2) non-listed equities or (3) investments that generally have less liquidity than rated fixed income securities or listed equities. Non-traditional investments held at December 31, 2021 and their respective percentage of our total cash and invested assets (excluding restricted cash equivalents) at such date consist of syndicated bank loans (6.7%) and private investments (2.2%). We will continue to actively review opportunities to invest in non-traditional assets and may invest in additional non-traditional assets in the future.
Our invested assets totaled $2,130.5 million as of December 31, 2021. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2021 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration of 4.0 years at December 31, 2021. This compares to an average duration at December 31, 2020 of 3.8 years. Based on the current duration of 4.0 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio of approximately $83.8 million.
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
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by favorable rates as well as increases in policy count and exposures. The growth in the Excess and Surplus Lines segment was impacted by the termination of our insurance contracts with Rasier effective December 31, 2019. The Rasier account generated $374.2 million of gross written premium in 2019, but none in 2020 and 2021. Excluding Rasier, E&S gross written premium increased 27.5% in 2020, from $548.2 million in 2019 to $699.1 million in 2020. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2019 through 2021.

	2021		2020		2019
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$833,657	19.2%	$699,143	(24.2)%	$922,320	40.5%
Specialty Admitted Insurance	491,561	20.3%	408,691	5.4%	387,642	3.6%
Casualty Reinsurance	182,081	22.1%	149,166	(7.2)%	160,773	18.3%
Total	$1,507,299	19.9%	$1,257,000	(14.5)%	$1,470,735	26.1%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2021, there will likely be periods in the future where our growth moderates, stagnates or turns negative. The market for most lines of commercial insurance, other than workers' compensation, are currently in a hardening phase.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's weighted average combined ratio for 2012 through 2021 is 95.2%.

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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $434.2 million of gross written premiums for fronting and program business for 2021 ($68.3 million on a net basis), and we expect our fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
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
Casualty Reinsurance
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well-established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships. Competitors in this segment include AXA XL, Axis Re, MS Amlin, QBE Re, Renaissance Re, Sompo International Re, Swiss Re, Transatlantic Re, various Lloyd's syndicates, and other carriers that underwrite U.S. casualty reinsurance. In addition, in the last 12 months, there are several newly formed reinsurance companies that are planning on writing casualty reinsurance and we expect will be competing with us for this business.

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
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are several classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (large commercial underwriters). Carolina Re is licensed as a Class 3A insurer and JRG Re is licensed as a Class 3B insurer and each is regulated as such under the Insurance Act.
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
Any insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of that failure or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure, and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure, and within 45 days of becoming aware of that failure or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to the total general business insurance technical provisions as set out in the economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.

Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, a Class 3A insurer and a Class 3B insurer are each required to disclose the makeup of its capital in accordance with a “3-tiered eligible capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
Code of Conduct
    The Insurance Code of Conduct (the “Insurance Code”) prescribes the duties, standards, procedures and sound business principles with which all insurers registered under the Insurance Act must comply. The BMA will assess an insurer’s compliance with the Insurance Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
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
Policyholder Priority
    In the event of the liquidation or winding up of an insurer, policyholders’ liabilities receive prior payment ahead of general unsecured creditors. Subject to the prior payment of preferential debts under the Employment Act 2000 and the Companies Act, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract, excluding debts owed to an insurer under an insurance contract where the insurer is the person insured. Insurance contract is defined as any contract of insurance, capital redemption contract or a contract that has been recorded as insurance business in the financial statements of the insurer pursuant to the Insurance Accounts Regulations 1980 or the Insurance Account Rules 2016, as applicable.

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
Notification of Cyber Reporting Events
Every insurer is required to notify the BMA on it coming to the knowledge of the insurer, or where the insurer has reason to believe that a Cyber Reporting Event has occurred. Within fourteen days of such notification, the insurer must also furnish the BMA with a written report setting out all the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption, or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer's insurance business, or an event that has occurred for which notice is required to be provided to a regulatory body or government agency.
Notification of Other Events
Every insurer is required to forthwith notify the BMA on it coming to the knowledge of the insurer, or where insurer has reason to believe that the insurer has failed to comply with a condition imposed upon it by the BMA or that the insurer, or a shareholder controller or officer of the insurer is involved in any criminal proceedings whether in Bermuda or abroad.
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
Economic Substance
    Under the Economic Substance Act 2018 and related regulations (collectively, the "ESA"), each entity resident in Bermuda that carries on a "relevant activity" is required to comply with the economic substance requirements under the ESA, unless resident for tax purposes in a jurisdiction outside Bermuda that is not on the EU list of non-cooperative jurisdictions for tax purposes. Relevant activities include, inter alia, insurance and holding entity activities, as each is defined in the ESA.
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
    In relation to carrying on the relevant activity of insurance, compliance with the ESA also requires compliance with requirements in the Companies Act relating to corporate governance and the requirements of the Insurance Act and other instruments (including the Insurance Code) made thereunder. The Bermuda Registrar of Companies (the "Registrar") will have regard to an insurer's compliance with the Insurance Act and the Companies Act in his assessment of compliance with economic substance requirements and on the basis that an insurer complies with such requirements, the insurer will generally be considered to operate in Bermuda with adequate substance. An insurer will be required to complete and file a declaration form, and the Registrar will also have regard to the information provided in the declaration form in making his assessment of compliance with economic substance requirements.
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
    Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Registrar in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

Bermuda Work Permit Considerations
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and individuals holding permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate government work permit.
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper and advertised for eight consecutive days on the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Where such persons apply, employers must complete a Recruitment Disclosure Form, within the Standard Work Permit Application Form, and provide a summary of all applicants that are Bermudian, the spouse of the Bermudian or the holder of a permanent resident's certificate, including their qualifications. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are other documents that are required prior to the Department of Immigration making its decision.
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
Employers have the right to appeal to the Minister following any decision made by the Board or the Minister. Appeals should be submitted on letter form to the Department for the attention of the Chief Immigration Officer, made within seven (7) working days of the date of the refusal letter.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2021, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $325.4 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, New Hampshire, New York, North Dakota, Ohio, South Carolina, Tennessee, Virginia and Wisconsin. We continue to monitor whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Geographic Information
For each of the years ended December 31, 2021, 2020 and 2019, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2021, we had 638 employees located in the United States and Bermuda, all classified as full-time. Of that population, 58% were female and 42% were male. Among the 98% of our employees who chose to disclose their race and ethnicity, approximately 14% identified as Black or African American, 3% as Hispanic or Latino, 6% as Asian, 2% as two or more races, less than 1% as Native Hawaiian or other Pacific Islander, and less than 1% as American Indian or Alaska Native.
Over the last year, our Diversity, Equity and Inclusion (DEI) committee has made significant progress in bringing additional awareness and focus to DEI topics throughout the company and in the locations where we operate. The committee is both diverse and made up of employees from all segments, levels and office locations. The primary objectives of the committee are to increase awareness of diversity and inclusion, provide education opportunities to all employees, improve understanding of how diversity and inclusion affect our corporate objectives, and identify and address potential roadblocks to diversity and equity in hiring, promotion, physical environment and professional development.
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
We offer a competitive benefits package that is designed to support the well-being of our employees. Our benefits include medical, dental and vision insurance, a comprehensive employee assistance program to support the mental health of our employees and their families, employer-paid life and disability plans, contributions to employee retirement accounts through a company match with immediate vesting as well as paid parental leave and adoption assistance.
In July of 2021, after more than a year and a half of our offices being closed to all non-essential staff due to the COVID-19 pandemic, we reopened our offices on a voluntary basis. We built a reopening plan that reflected the shared goals and needs of our employees and business, placing an emphasis on remaining safe, productive and connected. Safety measures and procedures have been implemented throughout our offices to help ensure that all staff working in the office remain safe.
We value the opinions and diverse perspectives of our employees and utilize the feedback that we receive throughout the year to help develop many of our company programs, policies, and benefits. We conduct an annual engagement survey followed by voluntary focus group sessions to better assess how motivated and engaged our employees are to perform their best each day. New hire feedback is collected following an employee’s first 30 days of employment, which allows us to reflect upon and improve aspects of our recruitment and onboarding processes. In addition to the formal surveys and feedback meetings, we collect valuable input through our Employee Suggestion Program where employees may express their feedback regarding any aspect of their employment with our company.
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
•We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, the result of which may be to cause us to misprice our policies.
•Agents may exceed their authority or commit fraud when binding policies on our behalf, causing us to make underwriting decisions on inadequate or inaccurate information.
•Our reinsurance business is subject to loss settlements made by ceding companies and fronting carriers over which we have no control that are binding upon us, which could materially adversely affect our performance.
•We could be forced to sell investments to meet our liquidity requirements, causing us to incur losses on the investments.
•We may require additional capital in the future, which may not be available or available only on unfavorable terms.
•Our credit agreements contain a number of financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our credit facilities.
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

Risks Related to Taxation
•Changes in U.S. tax laws and the interpretation of certain provisions of the 2017 Tax Act (including the regulations promulgated with respect thereto), which may be retroactive, could have a significant impact on the Company and/or persons who own our shares.
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

Risks Related to Ownership of Our Common Shares
•The amount of dividends that we may pay to our common shareholders is subject to restriction pursuant to the terms of the Series A Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future.
•The issuance of the Series A Preferred Shares reduces the relative voting power of holders of our common shares, and the conversion of those shares into common shares would dilute the ownership of common shareholders and may adversely affect the market price of our common shares.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in our Casualty Reinsurance segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $137.6 million for the calendar year ended December 31, 2021 primarily in underwriting years 2014 through 2018; $37.8 million in 2020 primarily in accident years 2014 through 2018; and $23.1 million in 2019 primarily in accident years 2011 through 2016. In addition, for the commercial auto business in our Excess and Surplus Lines segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $200.1 million for the calendar year ended December 31, 2021 principally relating to the 2019 and prior accident years; $91.4 million in 2020 principally relating to the 2018 and prior accident years; and $57.4 million in 2019 principally relating to the 2016 and 2017 accident years. We cannot assure you that we will not have further adverse development in our business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2021.
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
•    We occasionally enter new lines of insurance, and as a consequence, we sometimes have to make estimates of future losses for risk classes with which we do not have a great deal of loss experience. This lack of loss experience may contribute to making errors of judgment when establishing reserves.
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
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation and/or permanent remote work arrangements to our key management or employees to incentivize them to leave our Company, or alternatively, to make it more difficult for us to hire such persons. Additionally, the transition to remote work by employees has allowed competitors that are located in different states or parts of the country to solicit our employees without requiring their relocation. Although we have employment agreements with the majority of the members of our senior management team, we do not have employment agreements with our senior underwriters or claims personnel. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
Additionally, if members of management or a significant number of our employees should become unavailable due to an outbreak of COVID-19 among them, whether due to a return to work in an office environment or otherwise, our operations could be disrupted, which may have a detrimental impact on our business.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors such as business revenue, economic conditions, the volatility and strength of the capital markets, inflation and COVID-19 or other pandemics can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, self-insure their risks, or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments, or not pay premiums on our policies when due. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in California, Florida, Texas and New York, (ii) the individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Georgia, Missouri, and Virginia, and (iii) the fronting and program business of the Specialty Admitted Insurance segment in California, Michigan, New York, Texas, and Georgia. Any economic downturn or reduced business activities in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
If the current high inflationary environment persists over an extended period of time, it could adversely affect the adequacy of our reserves by increasing average loss costs over time, negatively impact the values of our investments and our investment returns, and may increase our compensation expenses.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of “A-” (Excellent), which is the fourth highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National, Stonewood Insurance, JRG Re and Carolina Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:

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
•    if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating; or
•    if A.M. Best reduces its assessment of our enterprise risk management (as was the case in the May 2021 downgrade described below).
These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly-rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us, increase collateral required for our assumed reinsurance business, trigger termination of assumed and/or ceded reinsurance contracts, trigger termination rights in certain of our agreements with MGAs in our Specialty Admitted segment, or result in a default under our credit facilities. See the Risk Factor “Our credit agreements contain a number of financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facilities.”
On May 7, 2021, A.M. Best announced that it downgraded the financial strength rating on our regulated insurance subsidiaries from “A” to “A-” (Excellent) with a negative outlook, as a result of the recurring nature of our adverse reserve development in our commercial auto lines and A.M. Best’s reduction of its assessment of our enterprise risk management. On September 30, 2021, A.M. Best revised the outlook to stable from negative and affirmed the financial strength rating of “A-” (Excellent) on our regulated insurance subsidiaries following the announcement of a retroactive legacy reinsurance transaction described in more detail under “Item 1. Business–Business Segments–Purchase of Reinsurance–Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”.
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
We distribute our products through a select group of brokers and agents. In 2021:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $568.9 million in gross written premiums, or 68.2% of that segment’s gross written premiums for the year;
•    the Specialty Admitted Insurance segment conducted business with two agencies that produced $213.6 million in gross written premiums, representing 43.5% of that segment’s gross written premiums for the year; and
•    the Casualty Reinsurance segment conducted business with three brokers that generated $153.9 million of gross written premiums, or 84.5% of that segment’s gross written premiums for the year.
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
Our largest customer, Atlas General Insurance Services, accounted for approximately $124.1 million of our gross written premium in 2021, representing 8.2% of our gross written premiums in 2021. No insured generated 10.0% or more of consolidated gross written premiums for 2021.
Atlas General Insurance Services was also our largest customer in 2020, accounting for approximately $125.5 million of our gross written premium, representing 10.0% of our gross written premiums in 2020. No other insured generated 10.0% or more of consolidated gross written premiums for 2020.
The loss or termination of our relationship with Atlas General Insurance Services, or another significant customer, or a material reduction in business with any such party, could materially adversely affect our rate of growth, results of operations and financial condition.
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
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our objective to grow our fee-based fronting business. As a result, our ability to manage volatility and avoid significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity has become more restricted making reinsurance placements more challenging during 2021 than in prior years.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Business Segments—Purchase of Reinsurance.”

We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with a former customer.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2021, reinsurance recoverables on unpaid losses from our three largest reinsurers was $706.9 million in the aggregate and represented 52.4% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2021 was $143.6 million in the aggregate, or 49.3% of the total balance of prepaid reinsurance premiums. In addition to reinsurance purchased to manage our ongoing business, we entered into a loss portfolio transfer reinsurance transaction on our legacy commercial auto lines business in our Excess & Surplus Lines segment (the “Commercial Auto LPT”). At December 31, 2021, reinsurance recoverables on the Commercial Auto LPT were $272.3 million (including $256.5 million of unpaid recoverables and $15.9 million of paid recoverables).
At December 31, 2021, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds held in trust accounts, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer to pay us does not lessen our contractual obligations to insureds. If a reinsurer fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
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
We are exposed to credit risk relating to a set of insurance contracts previously issued to Rasier, under which the Company pays losses and loss adjustment expenses on the contracts. Rasier is contractually obligated to reimburse us for the losses and loss adjustment expenses paid on their behalf pursuant to indemnification agreements with it. This reimbursement obligation is supported by collateral posted for our benefit in a trust account from time to time. If Rasier fails to reimburse us, and the collateral posted for our benefit to support their reimbursement obligations is insufficient, our financial condition and results of operations could be materially adversely affected. See also "Item 1. Business— Business Segments— Purchase of Reinsurance — Amounts Recoverable from an Indemnifying Party."
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
In addition, we design our Excess and Surplus Lines segment’s policy terms to manage our exposure to expanding theories of legal liability like those which have given rise to claims for lead paint, asbestos, mold, construction defects and environmental matters. Many of the policies we issue also include conditions requiring the prompt reporting of claims to us and entitle us to decline coverage in the event of a violation of that condition. Also, many of our policies limit the period during which a policyholder may bring a claim under the policy, which in many cases is shorter than the statutory period under which such claims can be brought against our policyholders. While these exclusions and limitations help us assess and reduce our loss exposure and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations. For example, in response to the COVID-19 pandemic, there have been proposals by federal and state lawmakers to retroactively amend business interruption insurance policies to cover claims related to COVID-19 when such insurance policies otherwise would exclude such risks. Further, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. Claims from these events could reduce our earnings and cause volatility in our results of operations.
We have exposure to losses arising from unpredictable natural disasters, terrorist acts, and other catastrophic events. These events can cause losses in a variety of our property-casualty lines and generally result in an increase in the number of claims filed as well as the amount of compensation sought by claimants.
The incidence and severity of natural disasters, terrorist acts, and other catastrophic events are inherently unpredictable. The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Claims from catastrophic events could exceed our amount of reinsurance purchased to protect us from such events, cause us to pay reinstatement premiums, reduce our earnings and cash flows, cause volatility in our results of operations and cash flows for any fiscal period or materially impact our financial condition. For example, for the third quarter ending September 30, 2021, we incurred $5.0 million in net catastrophe losses related to Hurricane Ida.
A large-scale pandemic, the continued threat or occurrence of terrorism, within the United States and abroad, or military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of our assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, profitability, competitiveness, marketability of product offerings, liquidity and operating results. See “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor herein.
The global coronavirus outbreak could harm business and results of operations of the Company.
In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. COVID-19 variants continue to spread throughout the United States and Bermuda, the countries in which the Company operates. In response, many governments, including Bermuda, the state and local governments of the States of Virginia and North Carolina, and governments in many other states in which our policyholders are located, instituted emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. Many jurisdictions impose, ease, and reinstate emergency restrictions in response to the spread of COVID-19 variants. These restrictions could result in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. The ultimate effect and severity of COVID-19 on the economy is not known nor is the ultimate length of the restrictions and any accompanying effects caused by it.
The effect of COVID-19 and related events, including those described above and those not yet known, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, actions of lawmakers and regulators, changes in consumer behavior, business closures, deterioration in the credit quality of policyholders or the inability of policyholders to pay their premium and deductible obligations to the Company, and deterioration in the credit quality of reinsurers or insurance entities with which we have a fronting arrangement or the inability of reinsurers or the insurance entities for which we are fronting to pay their obligations to the Company. The impact of the pandemic may also exacerbate the other risks described in this "Risk Factors" section. The occurrence of any of the events described in these risk factors could have a material adverse effect on the Company's financial condition and results of operations.
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
Four examples of unanticipated risks that affected the insurance industry are:
•    Asbestos liability applied to manufacturers of products and contractors who installed those products;
•    Apportionment of liability for settlement assigned to subcontractors who may have been involved in mundane tasks (such as installing sheetrock in a home);

•    Court decisions, such as the 1995 Montrose decision in California, that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.; and
•    Social inflation trends, including higher and more frequent claims, more favorable judgments and legislated increases.
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
In the event of a financial crisis or severe downturn in public debt and equity markets, we could incur substantial realized and unrealized investment losses in future periods, which could have a material adverse impact on our financial condition, results of operations, debt and financial strength ratings, insurance subsidiaries’ capital liquidity and ability to access capital markets.
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
We hold investments in bank loans (6.7% of the carrying value of our cash and invested assets (excluding restricted cash equivalents) as of December 31, 2021. Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2021, the fair value of our investments in bank loans was $156.0 million.
As of December 31, 2021, we held equity investments of $26.9 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an entity for which two former directors serve as officers. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $25.0 million at December 31, 2021. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
Market disruptions like those experienced during the credit-driven financial market collapse in 2008, as well as the dramatic increase in the capital allocated to alternative asset management during recent years, have led to increased governmental as well as self-regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions as well as the U.S. federal government. The credit-driven equity market collapse in 2008 or other significant market disruptions may increase the likelihood that some increased regulation of the industry is mandated.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. To date, the following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, New Hampshire, New York, North Dakota, Ohio, South Carolina, Tennessee, Virginia and Wisconsin. It is not yet known whether, and to what extent, other state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, the California Consumer Privacy Act of 2018 (the "CCPA") went into force on January 1, 2020. The CCPA requires that companies subject to its jurisdictional reach provide specific disclosures regarding privacy practices and give Californians the ability to ask for access to or the deletion of their personal information. It also limits the ability of a company to sell data about California residents. Regulations implementing the CCPA went into effect in 2020, and other states may pass similar legislation. In November 2020, the California Privacy Rights Act (the "CPRA") was approved in California and amends the CCPA. The CPRA goes into effect on January 1, 2023 and implementing regulations are expected sometime during 2022. The CCPA and CPRA may impose compliance costs, and ambiguities surrounding the CCPA and CPRA increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
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
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance and Falls Lake National), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re and Carolina Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and, in the case of JRG Re and Carolina Re, the BMA in Bermuda, and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of our insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
Changing climate conditions may increase the frequency and severity of catastrophic events and thereby adversely affect our financial condition and results of operations.
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
In addition, in the Specialty Admitted Insurance segment, MGAs and other agents have the authority to bind policies on our behalf within prescribed underwriting guidelines, and third party administrators manage and pay claims on our behalf and advise us with respect to case reserves. If any such agents exceed their authority, breach their obligations to us, fail to maintain proper licenses, have weak internal controls, or engage in fraudulent activities, our reputation could suffer, we may experience regulatory intervention, or our financial condition and results of operations could be materially adversely affected. Although we are continually monitoring these agents and administrators, our monitoring efforts may not be adequate.
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
Our reinsurance business is subject to loss settlements made by ceding companies and fronting carriers over which we have no control, which could materially adversely affect our performance.
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
Our employees could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, claims professionals, and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, claims management decisions, and other decisions. Although we employ controls and procedures designed to monitor employees’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.
We may require additional capital in the future, which may not be available or available only on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new and renewal business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite depends largely upon the expected quality of our claims paying process and our perceived financial strength as estimated by potential insureds, brokers, other intermediaries, independent rating agencies, and our regulators. To the extent that our existing capital is insufficient to fund our future operating requirements, cover claim losses, satisfy ratings agencies in order to maintain a satisfactory rating, or meet the capital requirements of our regulators in order to maintain our insurance licenses, we may need to raise additional capital in the future through offerings of debt, hybrid or equity securities or through suspension or reduction of dividends, or otherwise to:
•    fund liquidity needs caused by underwriting or investment losses;
•    replace capital lost in the event of significant reinsurance losses or adverse reserve developments;
•    satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;
•    meet rating agency or regulatory capital requirements; or
•    respond to competitive pressures.

Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute shareholders' ownership interest in the Company and would likely cause the value of our shares to decline. For example, in May 2021, we raised $192.1 million in equity capital (the “May Equity Offering”) to protect our balance sheet after experiencing $170.0 million of adverse development on our commercial auto business in the first quarter of 2021 almost entirely related to a previously canceled account that has been in run-off since 2019. In the May Equity Offering, we announced the offering of 6,497,500 shares at $31.00 per share the day after our shares had a closing market price equal to $46.50. In addition, our ability to raise debt and certain types of equity capital may be constrained by covenants in our existing credit facilities. See the Risk Factor "Our credit agreements contain financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our credit facilities" below. Additional capital raised through the issuance of debt would most likely result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, or obtain it on favorable terms, our business, financial condition and results of operations could be materially adversely affected.
Our credit agreements contain financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facilities.
As of December 31, 2021, we had an outstanding unsecured balance of approximately $247.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments include:
•    An increase in capital-raising by companies in our lines of business, which has resulted in new entrants to our markets and an excess of capital in the industry;
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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian or a holder of a permanent resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained or are not renewed for our key employees, we would lose their services, which could materially affect our business. In addition, government office closures in Bermuda due to the COVID-19 pandemic caused delays in the issuance of work permits in 2021, which has in turn caused delays in the filling of key positions in our Bermuda office.
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
The Tax Act, enacted on December 22, 2017, introduced significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act contained many provisions that impact us and our shareholders, including provisions that impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules, and make it more difficult for a foreign insurance company to avoid being treated as a passive foreign investment company (“PFIC”).
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
If we are considered a PFIC (as defined in Section 1297(a) of the Code) for U.S. federal income tax purposes, a U.S. person who owns any of our shares could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected.
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
A non-U.S. corporation generally will be classified as a CFC if U.S. persons, each of whom owns, directly, indirectly, or constructively, at least 10% of the voting power or value of such corporation’s stock (“U.S. 10% Shareholders”), own in the aggregate more than 50% of the voting power or value of the stock of such corporation. The Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under the CFC constructive ownership rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of our non-U.S. subsidiaries (other than James River Group Holdings UK Limited (“James River UK”)) for purposes of classifying those non-U.S. subsidiaries as CFCs. The legislative history under the Tax Act indicates that this change to the CFC constructive ownership rules was not intended to cause our non-U.S. subsidiaries to be treated as CFCs with respect to a 10% U.S. Shareholder that is not related (within the meaning of Section 954(d)(3) of the Code) to our U.S. subsidiary. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.
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
We may become subject to additional global taxes, including taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations and your investment.
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
Further, the Organization for Economic Co-operation and Development is coordinating a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we could be subject to additional taxes and costs for tax compliance.
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
In addition, stock markets, including the NASDAQ Stock Market (the market on which our common shares are traded), have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources. The Company had such a lawsuit filed against it following our May 2021 equity offering. The filing of this lawsuit against us, or any future filings of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources. See “Item 3. Legal Proceedings” for more information.
As a result of the factors described above, shareholders may not be able to resell their common shares at or above their purchase price or may not be able to resell them at all. These market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.
The holders of the Series A Convertible Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of our then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company, and have rights to approve certain actions. Additionally, GPC Partners may exercise influence over us through their ability to designate a member of our board of directors.
The holders of the Series A Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company with the holders of our common shares on all matters submitted for a vote of holders of common shares (voting together as one class). The holders of the Series A Preferred Shares will also be subject to the voting limitations imposed on all U.S. persons contained in our bye-laws to the extent such restrictions are applicable.
Pursuant to the Investment Agreement dated February 24, 2022 (the “Investment Agreement”) by and between the Company and GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, GPC Partners has the right to designate one candidate for nomination for election to our board of directors for so long as GPC Partners and its Permitted Transferees (as defined in the Investment Agreement) continue to beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate at least 50% of the number of common shares beneficially owned by the Investors, on an as-converted basis, as of the issuance date of the Series A Preferred Shares. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by GPC Partners may differ from the interests of our security holders as a whole or of our other directors.
Additionally, holders of the Series A Preferred Shares are entitled to a separate class vote with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A Preferred Shares, including authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A Preferred Shares, increases or decreases in the number of authorized Series A Preferred Shares, or the issuance of any additional Series A Preferred Shares other than in payment of dividends on the outstanding Series A Preferred Shares.
As a result, the holders of the Series A Preferred Shares may have the ability to influence the outcome of certain matters affecting our governance and capitalization.

The issuance of the Series A Preferred Shares reduces the relative voting power of holders of our common shares, and the conversion of those shares into common shares would dilute the ownership of common shareholders and may adversely affect the market price of our common shares.
The Series A Preferred Shares held by GPC Partners are entitled to vote up to 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company with the holders of our common shares on all matters submitted for a vote of holders of common shares (voting together as one class), which reduces the relative voting power of the holders of our common shares. In addition, the conversion of our Series A Preferred Shares into common shares or payment of dividends on the Series A Preferred Shares in common shares would dilute the ownership interest of existing holders of our common shares. Further, common shares issuable upon conversion of the Series A Preferred Shares, or as payment of dividends on the Series A Preferred Shares, may be sold by GPC Partners or its Permitted Transferees after the second anniversary of the Series A Preferred Shares issuance date. Any sale of common shares following conversion of the Series A Preferred Shares or payment of dividends on the Series A Preferred Shares in common shares, would increase the number of common shares available for public trading, and may adversely affect prevailing market prices of our common shares.
The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition.
The holders of our Series A Preferred Shares have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares. In addition, dividends on the Series A Preferred Shares accrue and are cumulative at the rate of 7.0% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the issuance date, and each five-year anniversary thereafter, the dividend rate on the liquidation preference will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations designating the Series A Preferred Shares (the “Certificate of Designations”)) plus 5.2%.
The holders of the Series A Preferred Shares also have certain repurchase rights. Upon prior written notice of certain change of control events (a “Fundamental Change”), each holder of outstanding Series A Preferred Shares may, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into common shares, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares in cash at a purchase price per Series A Preferred Share equal to the liquidation preference of such Series A Preferred Share plus accrued and unpaid dividends.
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes, as well as for the payment of dividends to our common shareholders. Our obligations to the holders of the Series A Preferred Shares could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the holders of the Series A Preferred Shares and common shareholders.
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
The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series a Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future.
The Certificate of Designations limits our ability to pay dividends to our shareholders. If we pay cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries and direct Bermuda-based insurance subsidiary satisfy certain capital requirements. Share dividends payable on the common shares also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
Additionally, the declaration, payment and amount of dividends is further subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those related to our Series A Preferred Shares (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See also “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities - Dividends.” We cannot assure you that we will continue to pay dividends in the future, or that the amount of any such dividend will not decline from prior dividends we have paid.
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
Carolina Re and JRG Re, which are domiciled in Bermuda, are registered as a Class 3A and Class 3B, respectively, insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that Carolina Re and JRG Re are required to maintain a combined minimum statutory solvency margin of approximately $167.1 million as of December 31, 2021. See “Item 1. Business—Regulation—Bermuda Insurance Regulation—Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3A and a Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3A or Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, Carolina Re, as a Class 3A insurer, and JRG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.

See “Item 1. Business— Regulation—Bermuda Insurance Regulation—Restrictions on Dividends and Distributions” for more information.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions or capital needs, may prevent us from paying our expenses or paying dividends to our shareholders.
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
•    there are advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings; and
•    under Bermuda law, for so long as JRG Re and Carolina Re are registered under the Insurance Act, the BMA may object to a person holding more than 10%, 20%, 33% or 50% of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder (See “There are regulatory limitations on the ownership and transfer of our common shares.” risk factor herein).
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
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or willful misconduct. In addition, the rights of holders of our common shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, holders of our common shares may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.
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
We rely on multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from criminal or terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, data breaches, or ransomware attacks. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have disaster recovery plans and other safeguards in place, our business operations may be materially adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’ or reinsured’s confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsured’s or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. This risk may be heightened as a result of continued remote work in response to the ongoing COVID-19 pandemic. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. While we make efforts to maintain the security and integrity of our information technology networks and related systems, and we have implemented various measures and an incident response protocol to manage the risk of, or respond to, a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, our results of operations could be materially adversely affected if one of our business partners, such as brokers, general agents or third party claims administrators, experiences disruptions to their operating systems and/or a cybersecurity breach, as such disruption or breach could reduce submission flow, policy issuance, claims settlement, and/or make us more vulnerable to a cybersecurity breach ourselves. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
We or our subsidiaries are or may be named as defendants in various legal actions, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in handling of insurance claims. On July 9, 2021, a purported class action lawsuit was filed in the US District Court, Eastern District of Virginia on behalf of Employees’ Retirement Fund of the City of Fort Worth (“Plaintiff”) against the Company and certain of its present and former officers (together, “Defendants”), alleging claims under Section 10(b) of the Securities Exchange Act of 1934. See “Item 3. Legal Proceedings” for more information. We believe that the outcome of this matter and other presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.
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
Further, our U.S. insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. At any given point in time, various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations in the United States. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2.    PROPERTIES
We lease office space in Bermuda, where our principal executive office is located and our casualty reinsurance segment is based. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
Item 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business, as well as an alleged class action lawsuit. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in handling of insurance claims. We believe that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the "Court") by Employees' Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, "Defendants"). On September 22, 2021, the Court entered an order appointing Employees' Retirement Fund of the City of Fort Worth and the City of Miami General Employees' and Sanitation Employees' Retirement Trust as co-lead plaintiffs (together, "Plaintiffs"). Plaintiffs' consolidated amended complaint was filed on November 19, 2021 (the "Amended Complaint"), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs' response to the motion to dismiss is due to be filed on March 4, 2022.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 25, 2022, there were 7 holders of record of our common shares.
Dividends
We paid quarterly dividends of $0.30 per share from 2017 to the fourth quarter of 2021. On February 21, 2022, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on March 31, 2022 to shareholders of record on March 14, 2022. As described below, the amount of dividends that we may pay is restricted by the terms of our Series A Preferred Shares.
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
We expect to close on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends will accrue quarterly and will be payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2022. The Certificate of Designations setting forth the terms of the Series A Preferred Shares limits our ability to pay dividends to our common shareholders. If we pay cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries and direct Bermuda-based insurance subsidiary satisfy certain capital requirements. Share dividends payable on the common shares to our shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
Additionally, the declaration, payment and amount of future dividends is further subject to the discretion of our board of directors. Our board of directors will give consideration to various risks and uncertainties, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report when determining whether to declare and pay dividends, as well as the amount thereof. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those relating to our Series A Preferred Shares (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant.
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and a selected peer group of six companies that includes Amerisafe Inc., Argo Group International Holdings Ltd, Kinsale Capital Group Inc., Markel Corp, RLI Corp and W. R. Berkley Corp. The companies in the peer group are weighted by market capitalization. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2016 through December 31, 2021. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index, and a Peer Group

$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21

Copyright© 2022 Russell Investment Group. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
James River Group Holdings, Ltd.	100.00	100.47	94.69	109.72	134.64	81.76
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	117.72	119.06	149.40	150.29	182.56
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
Item 6.    [RESERVED]

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
For the year ended December 31, 2021, approximately 70.4% of our group-wide gross written premiums originated from the U.S. E&S lines market including business assumed by our Casualty Reinsurance segment. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance and reinsurance, and for the year ended December 31, 2021, we derived 96.9% of our group-wide gross written premiums from casualty insurance and reinsurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2021, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $23,000. The Excess and Surplus Lines segment distributes its products primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 55.3% of our gross written premiums and 67.3% of our net written premiums for the year ended December 31, 2021.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets, such as workers’ compensation coverage for building trades, healthcare employees, light manufacturing and other light-to-medium hazard risks in select U.S. states and fronting business, where we retain a small percentage of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including independent retail agents, program administrators and MGAs. The Specialty Admitted Insurance segment produced 32.6% of our gross written premiums and 11.3% of our net written premiums for the year ended December 31, 2021.
The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. On a net premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 58.9% of the net premiums written by our Casualty Reinsurance segment during 2021. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. 65.7% of gross premiums written by our Casualty Reinsurance segment during 2021 were general liability accounts. The Casualty Reinsurance segment distributes through reinsurance brokers. The Casualty Reinsurance segment produced 12.1% of our gross written premiums and 21.4% of our net written premiums for the year ended December 31, 2021.

The Casualty Reinsurance segment writes third party business through one entity, JRG Re. Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re, a Bermuda-domiciled, wholly-owned subsidiary of James River Group, Inc. Carolina Re is a Class 3A reinsurer that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018. Carolina Re is also the cedent on a stop loss reinsurance treaty with JRG Re. Business in the Casualty Reinsurance segment is ceded under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2021, 41.2% of our invested assets were held at JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s evaluation of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
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
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2021 was $2,748.5 million. Of this amount, 59.6% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2021
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$665,113	$958,522	$1,623,635	59.0%
Specialty Admitted Insurance	296,802	389,841	686,643	56.8%
Casualty Reinsurance	148,376	289,819	438,195	66.1%
Total	$1,110,291	$1,638,182	$2,748,473	59.6%
The Company’s net reserve for losses and loss adjustment expenses prior to the $631,000 allowance for credit losses on reinsurance recoverables at December 31, 2021 was $1,399.2 million. Of this amount, 64.4% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2021
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$311,035	$558,454	$869,489	64.2%
Specialty Admitted Insurance	42,346	62,385	104,731	59.6%
Casualty Reinsurance	144,610	280,384	424,994	66.0%
Total	$497,991	$901,223	$1,399,214	64.4%
Our Reserve Committees consist of our Chief Actuary, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Additionally, the presidents, chief financial officers and chief actuaries of each of our three insurance segments are also members of the Reserve Committee for their respective segments. The Reserve Committees meet quarterly to review the actuarial recommendations made by each chief actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our quarterly balance sheet.
We engage an independent internationally recognized actuarial consulting firm to review our reserves for losses and loss adjustment expenses in the third and fourth quarters of each year. This independent actuarial consulting firm prepares its own estimate of our reserve for loss and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to gain additional comfort on the adequacy of our reserves.
The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business that we write. In particular, this approach attempts to address the limited operating experience of the Casualty Reinsurance segment, and program business in the Specialty Admitted Insurance segment.
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
Expected Loss Method
The Expected Loss method multiplies earned premiums by an initial expected loss ratio. In our Excess and Surplus Lines segment and for our Workers’ Compensation book in the Specialty Admitted Insurance segment, the initial expected loss ratio is estimated based on adjusting book of business prior year experience to current cost and rate level. In our Programs business within the Specialty Admitted Insurance segment and in our Casualty Reinsurance segment, the expected loss ratio is based on the actuarial pricing of the individual account. Alternatively, when company experience lacks historical depth, initial expected loss ratios can be determined using loss ratios implied by industry loss costs for the class or reported industry loss ratios.
Incurred Loss Development Method
The Incurred Loss Development method uses historical loss reporting patterns by accident year or treaty year to estimate future loss reporting patterns. In this method, our actuaries review historical loss reporting patterns to develop incurred loss development factors that are applied to current reported losses to calculate ultimate losses.
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
Bornhuetter-Ferguson Incurred Loss Development Method
The Bornhuetter-Ferguson Incurred Loss Development method divides the projection of ultimate losses into the portion that has already been reported and the portion that has yet to be reported. The portion that has yet to be reported is estimated as the product of premiums earned for the accident year, the initial expected ultimate loss ratio and an estimate of the percentage of ultimate losses that are unreported at the valuation date. This technique is particularly valuable when there is a low volume of business being reviewed and reported losses lack historical depth.
Bornhuetter-Ferguson Paid Loss Development Method
The Bornhuetter-Ferguson Paid Loss Development method is similar to the Bornhuetter-Ferguson Incurred Loss Development method, except this method divides the projection of ultimate losses into the portion that has already been paid and the portion that has yet to be paid. The portion that has yet to be paid is estimated as the product of premiums earned for the accident year, the initial expected ultimate loss ratio and an estimate of the percentage of ultimate losses that are unpaid at the valuation date. This approach assumes that the paid experience has no effect on the subsequent paid loss emergence of the business. Again, this technique is particularly valuable when there is a low volume of business being reviewed and paid losses lack historical depth.
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
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines and Specialty Admitted Insurance segments, the actuary performs a study on each of these parameters annually and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.

The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2021. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.

Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,267,685	$1,394,915	$1,399,214	$1,561,522
Changes in reserves	(131,529)	(4,299)	—	162,308
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $162.3 million, reduce after-tax net income by $148.8 million, reduce shareholders’ equity by $148.8 million and reduce shareholders’ tangible equity by $148.8 million, in each case at or for the period ended December 31, 2021.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $131.5 million, increase after-tax net income by $121.1 million, increase shareholders’ equity by $121.1 million, and increase tangible equity by $121.1 million, in each case at or for the year ended December 31, 2021. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee often selects an amount that is different from the actuarial recommendation due to the inherent variation associated with our reserve estimates and the possibility that there are unforeseen or incorrectly valued liabilities in the actuarial recommendations. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent. The difficulty in pinpointing actual ultimate losses and loss adjustment expenses (“LAE”) is illustrated by the fact that at December 31, 2021, 64.2% of our net reserve for losses and loss adjustment expenses in the Excess and Surplus Lines segment is for claims that have not been reported.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2021 would equate to a $45.1 million change in the reserve for losses and loss adjustment expenses at such date, a $39.7 million change in after-tax net income, a 5.5% change in shareholders’ equity and a 7.8% change in tangible equity, in each case at or for the year ended December 31, 2021.
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

We experienced $325.8 million of adverse development in 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This adverse reserve development included $190.7 million of adverse development in the Excess and Surplus Lines segment, including $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior accident years with Rasier LLC and its affiliates (collectively, “Rasier”). Rasier's business was new, complex, and rapidly changing, and the Company's underwriting assumptions and the related pricing of this risk did not keep pace with the insured's escalating loss trends. The adverse development for commercial auto was partially offset by $9.4 million of favorable development in other Excess and Surplus Lines underwriting divisions. Favorable reserve development in the Specialty Admitted Insurance segment was $2.5 million as losses on our workers’ compensation business written prior to 2020 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $137.6 million of adverse development on prior underwriting years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018.
We experienced $92.2 million of adverse development in 2020 on the reserve for losses and loss adjustment expenses held at December 31, 2019. This adverse reserve development included $59.4 million of adverse development in the Excess and Surplus Lines segment including $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior accident years with Rasier. The adverse development for commercial auto was partially offset by $32.0 million of favorable development in other Excess and Surplus Lines underwriting divisions that was primarily related to the 2018 and 2019 accident years. The Company also experienced $5.0 million of favorable development on prior accident years in the Specialty Admitted Insurance segment, as losses on our workers’ compensation business written prior to 2019 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $37.8 million of adverse development on prior accident years primarily in accident years 2014 through 2018.
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income. Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. At December 31, 2021, we do not have any securities classified as “held-to-maturity” or “trading.”
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2021 or 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
During 2019, three fixed maturity securities from one issuer were determined to be impaired because we intended to sell the securities at a loss. The Company recorded impairment losses on these securities of $271,000. Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 experienced an other-than-temporary impairment.
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
Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. Management concluded that none of the loans in the Company's bank loan portfolio had credit-related impairments as of December 31, 2021. For the year ended December 31, 2020, management concluded that $8.3 million of unrealized losses were due to credit-related impairments.
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
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2021 or 2020.
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

Recent Accounting Pronouncements
There were no new accounting standards adopted in 2021 that materially impacted the Company's financial statements.
Impact of the COVID-19 Pandemic
The Company is continually monitoring the impact that the ongoing coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations. COVID-19 has adversely affected premium and/or claims volume in some lines of business we write (such as auto and workers' compensation), however, to date it has not caused a decline in gross written premiums or a material increase in total claims for the Company as a whole. While less significant in 2021, we continue to see a reduction in claims frequency in certain lines of business, such as commercial auto and many of our Core Excess and Surplus lines of business, that may be the result of the impacts of COVID-19 on the economy. If these frequency reductions only succeed in eliminating less material matters while meaningful claims persist, potential delays in claims settlement (due to COVID-19 or other reasons) may have a material impact on our ability to accurately set reserves for those lines of business. However, there was no material deterioration in calendar year 2021 reserve levels due to COVID-19 related matters. We are closely monitoring a number of risks that COVID-19 poses to the Company’s financial condition and results of operations. For a description of these risks, see “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table summarizes our results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Gross written premiums	$1,507,299	$1,257,000	19.9%
Net retention(1)	49.4%	51.5%
Net written premiums	$744,380	$647,774	14.9%
Net earned premiums	$695,594	$606,806	14.6%
Losses and loss adjustment expenses	(792,352)	(478,545)	65.6%
Other operating expenses	(160,188)	(162,106)	(1.2)%
Underwriting loss (2), (3)	(256,946)	(33,845)	659.2%
Net investment income	56,865	73,368	(22.5)%
Net realized and unrealized investment gains (losses)	15,564	(16,030)	—%
Other (expenses) income	(2,232)	(985)	126.6%
Interest expense	(8,922)	(10,033)	(11.1)%
Amortization of intangible assets	(363)	(538)	(32.5)%
(Loss) income before taxes	(196,034)	11,937	—%
Income tax (benefit) expense	(23,235)	7,113	—%
Net (loss) income	$(172,799)	$4,824	—%
Adjusted net operating (loss) income (4)	$(184,245)	$21,218	—%
Ratios:
Loss ratio	113.9%	78.9%
Expense ratio	23.0%	26.7%
Combined ratio	136.9%	105.6%
Accident year loss ratio (5)	67.1%	63.7%
Accident year loss ratio ex-cat (6)	66.4%	63.7%

(1)    Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)    Underwriting loss is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
(3)    Underwriting loss includes gross fee income of $22.7 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively.
(4)    Adjusted net operating (loss) income is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for reconciliation to net (loss) income and for additional information.
(5)    Accident year loss ratio is defined as the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
(6)    Accident year loss ratio excluding the $5.0 million of net catastrophe losses related to Hurricane Ida in the year ended December 31, 2021.
Underwriting losses of $256.9 million and $33.8 million for the years ended December 31, 2021 and 2020, respectively, were primarily driven by net adverse reserve development of $325.8 million and $92.2 million in the respective years, including $190.7 million and $59.4 million, respectively, of net adverse reserve development from the Excess and Surplus Lines segment almost entirely related to a previous commercial auto account, and $137.6 million and $37.8 million, respectively, of net adverse reserve development from the Casualty Reinsurance segment. Refer to the discussion of segment underwriting results below for additional details on this adverse reserve development. Underwriting results in the current year were also negatively impacted by $8.1 million of reinstatement premium on certain casualty reinsurance treaties and $5.0 million of net catastrophe losses related to Hurricane Ida in the third quarter of 2021, both in the Excess and Surplus Lines segment. The $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty, reduced net written and net earned premium in the current year, and increased the underwriting loss.
The results for the years ended December 31, 2021 and 2020 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•    Net realized and unrealized investment gains (losses) of $15.6 million and $(16.0) million for the years ended December 31, 2021 and 2020, respectively, which included net unrealized gains of $12.0 million and $1.1 million related to changes in unrealized gains and losses in the respective years for equity securities and bank loan participations (pursuant to fair value option election effective January 1, 2020). See “- Investing Results" for more information on these realized and unrealized investment losses.
•    Other expenses were $2.2 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively, and include legal and other professional fees related to the Company's May 2021 common share offering, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs.
We define adjusted net operating (loss) income as net (loss) income excluding net realized and unrealized gains and losses on investments, and certain non-operating expenses such as professional service fees related to various strategic initiatives and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating (loss) income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating (loss) income should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and our definition of adjusted net operating (loss) income may not be comparable to that of other companies.
Our (loss) income before taxes and net (loss) income for the years ended December 31, 2021 and 2020 reconcile to our adjusted net operating (loss) income as follows:

	Year Ended December 31,
	2021		2020
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	(in thousands)
(Loss) income as reported	$(196,034)	$(172,799)	$11,937	$4,824
Net realized and unrealized (gains) losses on investments	(15,564)	(13,292)	16,030	14,840
Other expenses	2,214	1,846	1,967	1,554
Adjusted net operating (loss) income	$(209,384)	$(184,245)	$29,934	$21,218
Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the year ended December 31, 2021 was 136.9%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2021, the combined ratio included $325.8 million, or 46.8 percentage points, of net adverse reserve development on prior accident years, including $190.7 million of net adverse reserve development from the Excess and Surplus Lines segment, $2.5 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $137.6 million of net adverse reserve development from the Casualty Reinsurance segment. The combined ratio for the current year was also negatively impacted by the aforementioned $8.1 million (1.6 points) of reinstatement premium related to casualty treaties and $5.0 million (0.7 points) of net catastrophe losses related to Hurricane Ida in the third quarter of 2021, both in the Excess and Surplus Lines segment.
Our combined ratio for the year ended December 31, 2020 was 105.6%. It included $92.2 million, or 15.2 percentage points, of net adverse reserve development on prior accident years, including $59.4 million of net adverse reserve development from the Excess and Surplus Lines segment, $5.0 million of net favorable development from the Specialty Admitted Insurance segment, and $37.8 million of net adverse reserve development from the Casualty Reinsurance segment.
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
Expense Ratios
Our expense ratio was 23.0% and 26.7% for the years ended December 31, 2021 and 2020, respectively. The decrease reflects a 16.9% increase in the Core E&S net earned premiums of the Excess and Surplus Lines segment including in lines that have meaningful ceding commissions. Our Excess and Surplus Lines segment has significant scale and produces a lower expense ratio than our other operating segments. The Excess and Surplus Lines segment is our largest segment and makes up 69.9% of consolidated net earned premiums for the year ended December 31, 2021 (68.4% for the year ended December 31, 2020). Gross fee income for the Company increased from $20.9 million for the year ended December 31, 2020 to $22.7 million for the year ended December 31, 2021 driven by $3.4 million higher fee income in the Specialty Admitted Insurance segment due to new fronting programs and growth in existing fronting programs, and partially offset by the Rasier termination which resulted in a $1.6 million decline of gross fee income in the Excess and Surplus Lines segment. In the Casualty Reinsurance segment, our expense ratio declined from 25.6% for the year ended December 31, 2020 to 23.6% for the year ended December 31, 2021. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions in the respective years by $11.8 million or 8.8 percentage points and $10.6 million or 7.9 percentage points. The Casualty Reinsurance expense ratio was also favorably impacted by improved treaty terms and business mix in 2021.
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
The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$833,657	$699,143	19.2%
Specialty Admitted Insurance	491,561	408,691	20.3%
Casualty Reinsurance	182,081	149,166	22.1%
	$1,507,299	$1,257,000	19.9%
Net written premiums:
Excess and Surplus Lines	$501,250	$450,346	11.3%
Specialty Admitted Insurance	83,935	59,884	40.2%
Casualty Reinsurance	159,195	137,544	15.7%
	$744,380	$647,774	14.9%
Net earned premiums:
Excess and Surplus Lines	$486,000	$415,168	17.1%
Specialty Admitted Insurance	75,371	57,505	31.1%
Casualty Reinsurance	134,223	134,133	0.1%
	$695,594	$606,806	14.6%
Gross written premiums for the Excess and Surplus Lines segment (which represents 55.3% of our consolidated gross written premiums in 2021) increased 19.2% from the prior year. Renewal rates for Core E&S lines (excluding commercial auto) were up 13.3% compared to 2020 and although policy submissions and quotes were relatively consistent year over year, the strong market conditions led to 13.2% more policies bound in 2021 than in 2020. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2021	2020	% Change

Excess Casualty	$285,082	$213,037	33.8%
General Casualty	140,608	125,433	12.1%
Manufacturers & Contractors	139,720	122,880	13.7%
Excess Property	47,241	37,332	26.5%
Allied Health	35,192	26,918	30.7%
Small Business	32,593	24,790	31.5%
All other Core E&S divisions	118,591	118,724	(0.1)%
Total Core E&S divisions	799,027	669,114	19.4%
Commercial Auto	$34,630	$30,029	15.3%
Excess and Surplus Lines gross written premium	$833,657	$699,143	19.2%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.6% of our 2021 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Individual risk workers’ compensation premium	$57,396	$63,949	(10.2)%
Fronting and program premium	434,165	344,742	25.9%
Specialty Admitted gross written premium	$491,561	$408,691	20.3%
Our fronting business (excluding our largest fronting relationship) saw growth related to new fronting relationships added since January 1, 2020 that generated $105.2 million and $35.0 million of gross written premium in the years ended December 31, 2021 and 2020, respectively. Our largest fronted relationship, Atlas General Insurance Services, produced $124.1 million of gross written premium for the year ended December 31, 2021 (down from $125.5 million for the year ended December 31, 2020), representing 25.2% of the segment's gross written premium for the year ended December 31, 2021 down from 30.7% for the year ended December 31, 2020. The decrease in individual risk workers' compensation gross written premiums reflects the Company's decision to exit certain northeastern states.
Gross written premiums for the Casualty Reinsurance segment (which represents 12.1% of our consolidated gross written premiums in 2021) increased 22.1% from the prior year. The increase in gross written premiums reflects both new business writings of $26.2 million and higher renewals of $38.9 million largely due to higher subject premium on several treaties, and partially offset by non-renewed treaties with $29.6 million of premium including treaties the Company elected to exit. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2021	2020
Excess and Surplus Lines	60.1%	64.4%
Specialty Admitted Insurance	17.1%	14.7%
Casualty Reinsurance	87.4%	92.2%
Total	49.4%	51.5%
The net premium retention for the Excess and Surplus Lines segment decreased for the year ended December 31, 2021 as compared to the prior year primarily due to growth in written premium in the Excess Casualty underwriting division, which has a higher percentage of ceded premium than our other divisions. The $8.1 million of reinstatement premium in the current year reduced net written premium and the net premium retention.

The net premium retention for the Specialty Admitted Insurance segment increased from 2020 to 2021 driven by the fronting business and higher retentions on some of the newer relationships. The net retention on the segment’s fronting business was 15.7% and 11.9% in the years ended December 31, 2021 and 2020, respectively. The net retention on the workers’ compensation business was 27.3% and 29.3% for the years ended December 31, 2021 and 2020, respectively.
The net premium retention for the Casualty Reinsurance segment for the years ended December 31, 2021 and 2020, respectively, reflects the impact of one retrocessional treaty/fronting arrangement under which 100% of the premiums are ceded.
Underwriting Results
The following table compares our combined ratios by segment:

	Year Ended December 31,
	2021	2020
Excess and Surplus Lines	125.0%	97.7%
Specialty Admitted Insurance	87.2%	92.7%
Casualty Reinsurance	187.6%	113.7%
Total	136.9%	105.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Gross written premiums	$833,657	$699,143	19.2%
Net written premiums	$501,250	$450,346	11.3%
Net earned premiums	$486,000	$415,168	17.1%
Losses and loss adjustment expenses	(516,299)	(318,467)	62.1%
Underwriting expenses	(91,179)	(86,949)	4.9%
Underwriting (loss) profit(1), (2)	$(121,478)	$9,752	—%
Ratios:
Loss ratio	106.2%	76.7%
Expense ratio	18.8%	21.0%
Combined ratio	125.0%	97.7%
Accident year loss ratio	67.0%	62.4%
Accident year loss ratio ex-cat (3)	66.0%	62.4%

(1)    Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
(2)    Underwriting results include gross fee income of $0.0 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
(3)    Accident year loss ratio excluding the $5.0 million of net catastrophe losses related to Hurricane Ida in the year ended December 31, 2021.
The loss ratios of 106.2% and 76.7% for the years ended December 31, 2021 and 2020 include $190.7 million and $59.4 million (39.2 and 14.3 percentage points, respectively) of net adverse development in our loss estimates for prior accident years. The net adverse reserve development for the years ended December 31, 2021 and 2020 included $200.1 million and $91.4 million, respectively, of adverse development on commercial auto business that was almost entirely related to Rasier, a previously canceled account that has been in runoff since 2019. The net adverse reserve development for commercial auto was partially offset by net favorable development on prior accident years in our Core E&S divisions of $9.4 million and $32.0 million for the years ended December 31, 2021 and 2020, respectively. The current year loss ratio also includes $5.0 million (1.0 points) of net catastrophe losses related to Hurricane Ida in the third quarter of 2021. The prior year loss ratio was also favorably impacted by a reduction of the 2020 accident year loss ratio for Core E&S due to a significant decline in claims frequency experienced in the year.
In the three months ended March 31, 2021, the reported losses on the terminated Rasier account meaningfully exceeded our expectations. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account ($169.9 million of net adverse development was recorded in the first quarter). In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account.
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer agreement (the “LPT Agreement”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is fully collateralized, not subject to an aggregate limit, and subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer, of which $15.8 million was related to claims handling costs. The $15.8 million claims handling costs constitutes James River’s contribution to the fees of an administrator appointed by James River and Aleka to handle the claims on the Rasier commercial auto policies for the remaining life of those claims, and unallocated loss adjustment expenses required to facilitate the transition of the claims to the administrator.
The expense ratio for this segment decreased from 21.0% in 2020 to 18.8% for 2021 driven by a 16.9% increase in Core E&S net earned premiums including in lines that have meaningful ceding commissions. Gross fee income related to the former Rasier business contributed to a reduction in the expense ratio of 0.4 percentage points for the year ended December 31, 2020 (none for the year ended December 31, 2021).
Underwriting results in the current year were also negatively impacted by $8.1 million of reinstatement premium (2.1 points of combined ratio), including $6.4 million triggered by one claim on a 2019 excess of loss treaty. The reinstatement premium reduced net written and net earned premium in the current year, and increased the underwriting loss.
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment declined from an underwriting profit of $9.8 million for the year ended December 31, 2020 to an underwriting loss of $121.5 million for the year ended December 31, 2021.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Gross written premiums	$491,561	$408,691	20.3%
Net written premiums	$83,935	$59,884	40.2%
Net earned premiums	$75,371	$57,505	31.1%
Losses and loss adjustment expenses	(55,875)	(41,928)	33.3%
Underwriting expenses	(9,829)	(11,392)	(13.7)%
Underwriting profit(1), (2)	$9,667	$4,185	131.0%
Ratios:
Loss ratio	74.1%	72.9%
Expense ratio	13.1%	19.8%
Combined ratio	87.2%	92.7%
Accident year loss ratio	77.5%	81.6%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
(2)    Underwriting profit includes fee income of $22.7 million and $19.3 million for the years ended December 31, 2021 and 2020, respectively.
The loss ratios of 74.1% and 72.9% for the years ended December 31, 2021 and 2020 include $2.5 million and $5.0 million (3.3 and 8.7 percentage points, respectively) of net favorable development on prior accident years. The favorable development in both 2021 and 2020 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected.
The expense ratio of the Specialty Admitted Insurance segment was 13.1% for the year ended December 31, 2021 compared to the prior year ratio of 19.8%. The improvement was primarily driven by the growth in our fronting business, which led to 31.1% growth in net earned premiums for the segment and a 17.4% increase in fee income. In addition, the segment benefited from current year adjustments to premium taxes and assessments which together represented a 3.3 percentage point decrease in the segment expense ratio for the current year. In the prior year, underwriting results were favorably impacted by a $1.0 million adjustment to fee income on one fronted program (a reduction in commission expense, representing a 1.8 point reduction in the expense ratio).
As a result of the items discussed above, the underwriting profit of the Specialty Admitted Insurance segment increased $5.5 million or 131.0%, from $4.2 million for the year ended December 31, 2020 to $9.7 million for the year ended December 31, 2021.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2021	2020	% Change
	($ in thousands)
Gross written premiums	$182,081	$149,166	22.1%
Net written premiums	$159,195	$137,544	15.7%
Net earned premiums	$134,223	$134,133	0.1%
Losses and loss adjustment expenses	(220,178)	(118,150)	86.4%
Underwriting expenses	(31,571)	(34,347)	(8.1)%
Underwriting loss(1)	$(117,526)	$(18,364)	540.0%
Ratios:
Loss ratio	164.0%	88.1%
Expense ratio	23.6%	25.6%
Combined ratio	187.6%	113.7%
Accident year loss ratio	61.5%	59.9%

(1)    Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to (loss) income before tax and for additional information.
The Casualty Reinsurance segment focuses on lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
The loss ratio of 164.0% for the year ended December 31, 2021 includes $137.6 million, or 102.5 percentage points, of net adverse development in our loss estimates for prior underwriting years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018. The loss ratio of 88.1% for the year ended December 31, 2020 includes $37.8 million, or 28.2 percentage points, of net adverse development in our loss estimates for prior accident years. The 2020 net adverse development was primarily in accident years 2014 through 2018 and was mainly in the general liability and commercial auto lines of business.
The expense ratio of the Casualty Reinsurance segment declined from 25.6% for the year ended December 31, 2020 to 23.6% for the year ended December 31, 2021. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions by $11.8 million and $10.6 million (8.8 and 7.9 percentage points, respectively) for the years ended December 31, 2021 and 2020. The Casualty Reinsurance expense ratio was also favorably impacted by improved treaty terms and business mix in 2021.
As a result of the items discussed above, the Casualty Reinsurance segment had an underwriting loss of $117.5 million for the year ended December 31, 2021 compared to an underwriting loss of $18.4 million for the year ended December 31, 2020.
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
For the years ended December 31, 2021 and 2020, the total operating expenses of the Corporate and Other segment were $27.6 million and $29.4 million, representing a 6.1% decrease from the prior year due primarily to lower compensation expenses including bonuses and stock compensation.
Investing Results
Net investment income was $56.9 million for the year ended December 31, 2021 compared to $73.4 million in the prior year. Excluding private investments, our net investment income for the year ended December 31, 2021, decreased 14.8% from the prior year, principally due to lower investment income from restricted cash equivalents, bank loan participations (resulting from a smaller portfolio following sales in the second quarter of the prior year to reduce exposure to this asset class) and lower investment yields. The Company's private investments generated income of $2.2 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively. Income from our renewable energy portfolio in 2020 benefited from a $5.3 million gain on one maturing investment.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Fixed maturity securities	$42,968	$45,070
Bank loan participations	10,571	12,150
Equity securities	4,883	4,800
Other invested assets:
Renewable energy investments	(498)	7,646
Other private investments	2,698	1,535
	2,200	9,181
Cash, cash equivalents, restricted cash equivalents, and short-term investments	260	6,619
Gross investment income	60,882	77,820
Investment expense	(4,017)	(4,452)
Net investment income	$56,865	$73,368

The following table summarizes our investment returns:

	Year Ended December 31,
	2021	2020
Annualized gross investment yield on:
Average cash and invested assets	2.4%	3.2%
Average fixed maturity securities	2.7%	3.0%
Of our total cash and invested assets of $2,320.6 million at December 31, 2021 (excluding restricted cash equivalents), $190.1 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,677.6 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $156.0 million of bank loan participations, $108.4 million of equity securities, $136.6 million of short-term investments, and $51.9 million of other invested assets.
In connection with the adoption of ASU 2016-13 on January 1, 2020, the Company elected the fair value option in accounting for its portfolio of bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Investment income on bank loan participations included in net investment income was $10.6 million and $12.2 million during the years ended December 31, 2021 and 2020, respectively. Net realized and unrealized gains (losses) on investments includes gains of $6.7 million and $1.3 million related to changes in unrealized gains and losses on bank loans participations for the years ended December 31, 2021 and 2020, respectively.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. At December 31, 2021 and 2020, the fair value of these securities was $156.0 million and $147.6 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs generated an investment loss of $1.4 million and income of $2.0 million for the years ended December 31, 2021 and 2020, respectively. The LLCs are managed by an entity for which two of our former directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. These investments had a carrying value of $26.9 million at December 31, 2021. Investments in loans for renewable energy projects had investment income of $939,000 and $5.6 million for the years ended December 31, 2021 and 2020, respectively. During 2021, the Company received principle repayments of $3.8 million on the notes receivable. These investments had a carrying value of $5.2 million at December 31, 2021. Two of our former directors are officers of the entities that issued the loans. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly-traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. Income from these partnerships was $2.4 million in 2021 compared to $1.2 million in 2020. Together, these limited partnerships had a carrying value of $15.2 million at December 31, 2021. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company. Interest income from the notes was $343,000 in each of the years ended December 31, 2021 and 2020. The Company’s Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company.
For the year ended December 31, 2021, the Company recognized net realized and unrealized investment gains of $15.6 million, including $4.9 million of net realized investment gains on the sale of fixed maturity securities, $833,000 of net realized investment losses on the sale of bank loans securities, $543,000 of net realized investment losses on the sale of equity securities, $6.7 million of gains for the change in fair value of bank loans, and $5.4 million of gains for the change in fair value of equity securities.
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
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2021 or 2020 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2021, our available-for-sale fixed maturity securities had net unrealized gains of $33.7 million representing 2.0% of the amortized cost of the portfolio. Additionally, at December 31, 2021, 99.5% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our investment portfolio was 4.0 years at December 31, 2021.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2021			December 31, 2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$323,773	$333,717	19.9%	$277,241	$296,405	16.6%
Residential mortgage-backed	246,586	246,631	14.7%	286,104	293,848	16.5%
Corporate	711,930	732,335	43.7%	715,145	766,822	43.0%
Commercial mortgage and asset-backed	301,247	304,488	18.2%	314,911	326,719	18.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	60,390	3.5%	97,489	99,848	5.6%
Total fixed maturity securities, available-for-sale	$1,643,865	$1,677,561	100.0%	$1,690,890	$1,783,642	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2021:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$351,866	21.0%
AA	595,253	35.5%
A	525,176	31.2%
BBB	197,554	11.8%
Below BBB and unrated	7,712	0.5%
Total	$1,677,561	100.0%
At December 31, 2021, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $732.3 million. A summary of these securities by industry segment is shown below as of December 31, 2021:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$169,891	23.2%
Consumer Discretionary	116,362	15.9%
Financial	190,460	26.0%
Health Care	80,332	11.0%
Consumer Staples	59,266	8.1%
Utilities	116,024	15.8%
Total	$732,335	100.0%

Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds as shown below as of December 31, 2021:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$652,582	89.1%
Privately placed	79,753	10.9%
Total	$732,335	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$86,238	$86,948	5.2%
After one year through five years	463,670	477,474	28.5%
After five years through ten years	310,943	314,147	18.7%
After ten years	235,181	247,873	14.7%
	1,096,032	1,126,442	67.1%
Residential mortgage-backed	246,586	246,631	14.7%
Commercial mortgage and asset-backed	301,247	304,488	18.2%
Total	$1,643,865	$1,677,561	100.0%
Other Expenses
Other expenses of $2.6 million for the year ended December 31, 2021 primarily consist of legal and other professional fees related to the Company’s May 2021 common share offering, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs. Other expenses of $2.1 million for the year ended December 31, 2020 was mostly comprised of employee severance expenses including those related to reductions in claims personnel following the cancellation of Rasier.
Interest Expense
Interest expense was $8.9 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $363,000 and $538,000 of amortization of intangibles for the years ended December 31, 2021 and 2020, respectively.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2021 and 2020. No impairment was present for the years ended December 31, 2021 or 2020.

Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the year ended December 31, 2021, we had an effective tax benefit that was 11.9% of our pre-tax loss for the year. For the year ended December 31, 2020, our effective tax rate was 59.6%. Bermuda had losses in both years due to significant adverse development on U.S. commercial auto reserves ceded from the U.S. to Bermuda under the internal quota share reinsurance and because of the unprofitable underwriting results at JRG Re and the non-deductible Bermuda holding company expenses. The Company does not receive a U.S. tax deduction for losses in Bermuda. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For a discussion of our results for the year ended December 31, 2020 as compared to year ended December 31, 2019, please refer to our 2020 Form 10-K filed with the SEC on February 26, 2021.
Liquidity and Capital Resources
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common shares, and, once closed, the issuance of the Series A Preferred Shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our cash flows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(155,631)	$65,414	$289,858
Investing activities	35,823	(175,991)	(263,359)
Financing activities	147,671	65,925	7,956
Change in cash and cash equivalents	27,863	(44,652)	34,455
Change in restricted cash equivalents (Operating activities)	(757,915)	(339,244)	1,199,164
Change in cash, cash equivalents, and restricted cash equivalents	$(730,052)	$(383,896)	$1,233,619
Cash used in operating activities excluding restricted cash equivalents of $155.6 million in 2021 primarily reflects the $317.6 million of reinsurance premium paid to effect the LPT Transaction in the third quarter. In 2020, a decline in cash provided by operations was largely driven by the run-off of Rasier. There were no associated premiums collected in 2020 for the Rasier policies terminated on December 31, 2019, but claim payments associated with the run-off continued in 2020.
Cash provided by investing activities for the year ended December 31, 2021 reflects the investments sold/funds withdrawn from our investment portfolio to effect the LPT Transaction in the third quarter. In 2020 and 2019, cash used in investing activities reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding fixed maturity securities and bank loan participations. Cash and cash equivalents (excluding restricted cash equivalents) comprised 8.2%, 6.9%, and 9.4% of total cash and invested assets at December 31, 2021, 2020 and 2019, respectively.
Cash provided by financing activities includes dividends paid to shareholders of $43.2 million in 2021, $37.1 million in 2020, and $36.7 million in 2019. On May 10, 2021, the Company closed on a public offering of its common shares. The Company received net proceeds (before expenses) of $192.1 million. The proceeds were used for general corporate purposes. In 2020 and 2019, net draws on our senior credit facilities of $104.0 million and $40.0 million, respectively, were used to help support our growth.
As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement.

Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheet. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Regulation—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2022 without regulatory approval is $27.2 million.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See Item 1- “Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” for additional information. Based on that calculation, the maximum combined amount of dividends and return of capital available to us from our Bermuda insurers without regulatory approval in 2022 is calculated to be approximately $129.7 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
We expect to close on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends will accrue quarterly and will be payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2022.
At December 31, 2021, our Bermuda holding company had $157,000 of cash and cash equivalent assets. Our U.S. holding company had $25.9 million of cash and invested assets at December 31, 2021, comprised of cash and cash equivalents of $18.1 million and other invested assets of $7.8 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2021.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2021:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2021, the Company had $34.3 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which at December 31, 2021 was 1.625% and is subject to change according to terms in the credit agreement. At December 31, 2021 and 2020, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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

The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2021.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement (LIBOR plus a margin of 1.625% at December 31, 2021) and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at December 31, 2021. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. At December 31, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $20.5 million were outstanding on the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2021, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2021 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2021.
At December 31, 2021 and December 31, 2020, the Company's leverage ratio was 31.1% and 30.4%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2021, 2020, and 2019 our net premium retention was 49.4%, 51.5% and 60.9%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2021:

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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event at the 1 in 1000 year PML to exhaust our $45.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $45.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
On September 27, 2021, James River entered into the LPT Agreement with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto previously issued to Rasier . See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2021:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 70-85% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 95% of limits up to $10.0 million per occurrence, and 87.5% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
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
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure on treaties in run-off, primarily through auto physical damage coverage. In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
We also have a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of December 31, 2021, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2021, the allowance for credit losses on reinsurance recoverables was $631,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.

At December 31, 2021, we had reinsurance recoverables on unpaid losses of $1,348.6 million (net of a $631,000 allowance for credit losses) and reinsurance recoverables on paid losses of $82.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts, or represent recoverables from a state residual market for automobile insurance.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2021:

Reinsurer	Reinsurance Recoverable as of December 31, 2021	A.M. Best Rating December 31, 2021
	(in thousands)
Swiss Reinsurance America Corporation	$324,982	A+
Aleka Insurance Company	256,452	Unrated(1)
Berkley Insurance Company	125,424	A+
Safety National Casualty	47,916	A++
Aioi Nissay Dowa Insurance Company	47,341	A+
Hannover Ruck SE	47,335	A+
Endurance Assurance Corporation	36,843	A+
Munich Reinsurance America	34,612	A+
American European Insurance Company	34,349	B(2)
North Carolina Reinsurance Facility	26,995	Unrated(3)
Top 10 Total	982,249
Other	366,379
Total	$1,348,628
(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
(3)    The North Carolina Reinsurance Facility is a residual market mechanism for automobile insurance in North Carolina.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “LPT Agreement”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the LPT Agreement, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral for the amounts recoverable or that may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2021, the balance in the Indemnity Trust was $584.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $653.7 million.

•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2021, the balance in the LPT Trust was $251.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $279.9 million. At December 31, 2021, the total reinsurance recoverables under the LPT Agreement was $272.3 million (including $256.5 million of unpaid recoverables and $15.9 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At December 31, 2021, the balance in the Loss Fund Trust was $102.0 million, including $69.2 million of which representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million of which representing collateral supporting Aleka’s obligations under the under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the LPT Agreement brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the LPT Agreement if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the LPT agreement, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s opinion of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. On May 7, 2021, following the Company's announcement of $168.7 million of further adverse development in the first quarter of 2021 on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business, A.M. Best announced a downgrade of our financial strength rating to “A-” (Excellent) and maintained a negative outlook on our regulated insurance subsidiaries. The Company's outlook was upgraded to stable by A.M. Best in the third quarter following the closing of the LPT Agreement which reinsures substantially all of the legacy commercial auto business.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance and reinsurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
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

The Company also issued 226,305 common shares in the twelve months ended December 31, 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 93,446 were related to employee stock option exercises and 132,859 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,373,066 at December 31, 2021.
We expect to close on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A Preferred Shares accrue quarterly at the initial rate of 7% of the $1,000 per share liquidation preference per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election.
Share Based Compensation Expense
For the years ended December 31, 2021, 2020, and 2019, the Company recognized $6.7 million, $7.6 million and $7.2 million, respectively, of share based compensation expense. As of December 31, 2021, the Company had $8.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	463,324	$32.25	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—	—	$—
Exercised	(126,798)	$22.26	(180,527)	$25.70	(459,415)	$26.87
Forfeited	(48,552)	$40.42	—	$—	(12,058)	$36.84
End of year	287,974	$35.26	463,324	$32.25	643,851	$30.41
Exercisable, end of year	287,974	$35.26	463,324	$32.25	590,340	$29.34
All of the outstanding options vested over three years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	399,856	$43.59	340,368	$41.50	300,142	$39.22
Granted	161,971	$47.82	272,608	$45.11	197,078	$42.56
Vested	(194,157)	$42.74	(165,344)	$41.49	(134,407)	$37.99
Forfeited	(75,535)	$45.98	(47,776)	$44.57	(22,445)	$41.32
Unvested, end of year	292,135	$45.89	399,856	$43.59	340,368	$41.50
The vesting period of RSUs granted to employees have ranged from one to five years and vest ratably over the respective vesting period, and the majority vest in three years. All RSUs granted to date to non-employee directors had a one year vesting period.

Material Cash Requirements
We believe the cash generating capability of our operations, together with our revolving credit facilities, and ability to raise capital through future equity offerings, will be adequate to meet our short and long-term cash requirements and provide the financial strength necessary to support our business growth.
The following table illustrates our material cash requirements by due date as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Reserve for losses and loss adjustment expenses	$2,748,473	$901,473	$1,270,877	$377,802	$198,321
Long-term debt:
Senior debt	262,300	—	185,800	—	76,500
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	13,759	4,146	6,560	2,963	90
Interest on debt obligations	76,912	8,945	17,246	8,692	42,029
Total	$3,205,499	$914,564	$1,480,483	$389,457	$420,995
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2021 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2021 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. At December 31, 2021, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
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
The following table reconciles the underwriting (loss) profit by individual segment and for the entire Company to consolidated income before income taxes for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$(121,478)	$9,752	$19,157
Specialty Admitted Insurance	9,667	4,185	5,913
Casualty Reinsurance	(117,526)	(18,364)	(7,161)
Total underwriting (loss) profit of the operating segments	(229,337)	(4,427)	17,909
Other operating expenses of the Corporate and Other segment	(27,609)	(29,418)	(27,664)
Underwriting loss(1)	(256,946)	(33,845)	(9,755)
Net investment income	56,865	73,368	75,652
Net realized and unrealized gains (losses) on investments	15,564	(16,030)	(2,919)
Other income	353	1,153	1,137
Other expenses	(2,585)	(2,138)	(1,055)
Interest expense	(8,922)	(10,033)	(10,596)
Amortization of intangible assets	(363)	(538)	(597)
(Loss) income before income taxes	$(196,034)	$11,937	$51,867
(1)    Underwriting loss includes gross fee income of $22.7 million, $20.9 million, and $24.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

Our (loss) income before taxes and net (loss) income for the years ended December 31, 2021, 2020 and 2019 reconcile to our adjusted net operating (loss) income as follows:

	Year Ended December 31,
	2021		2020		2019
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(in thousands)
(Loss) income as reported	$(196,034)	$(172,799)	$11,937	$4,824	$51,867	$38,339
Net realized and unrealized losses (gains) on investments	(15,564)	(13,292)	16,030	14,840	2,919	3,761
Other expenses	2,214	1,846	1,967	1,554	1,055	834
Adjusted net operating (loss) income	$(209,384)	$(184,245)	$29,934	$21,218	$55,841	$42,934
Tangible Equity and Tangible Equity per Share
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. For the year ended December 31, 2021, our tangible equity per share decreased by 27.9%. Absent the $43.1 million of shareholder dividends in 2021, our tangible equity per share decreased by 21.5%.
We define tangible equity as the sum of shareholders’ equity less goodwill and intangible assets (net of amortization). Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. The following table reconciles shareholders’ equity to tangible equity as of December 31, 2021, 2020 and 2019 and reconciles tangible equity to pre-dividend tangible equity as of December 31, 2021:

	As of December 31,
	2021		2020		2019
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$725,362	$19.41	$795,608	$25.96	$778,581	$25.59
Less:
Goodwill	181,831	4.87	181,831	5.93	181,831	5.98
Intangible assets, net	36,039	0.96	36,402	1.19	36,940	1.21
Tangible equity	$507,492	$13.58	$577,375	$18.84	$559,810	$18.40
Dividends to shareholders for the year ended December 31, 2021	43,091	1.20
Pre-dividend tangible equity	$550,583	$14.78

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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The investment portfolio has an average duration of approximately 4.0 years at December 31, 2021, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2021. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2021
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,741,173	200 bp decrease	$1,879,827	8.0%
		100 bp decrease	1,818,093	4.4%
		100 bp increase	1,663,436	(4.5)%
		200 bp increase	1,585,701	(8.9)%
Bank loan participations	$156,043	200 bp decrease	$156,147	0.1%
		100 bp decrease	156,114	—%
		100 bp increase	155,275	(0.5)%
		200 bp increase	154,502	(1.0)%
Senior debt and junior subordinated debt	$358,848	200 bp decrease	$317,351	(11.6)%
		100 bp decrease	338,099	(5.8)%
		100 bp increase	379,596	5.8%
		200 bp increase	400,345	11.6%

Equity Price Risk
A portion of our equity securities portfolio is invested in common stocks, which have historically produced higher long-term returns relative to fixed maturities. The changes in the estimated fair value of the common stocks in our equity securities portfolio are recognized in net income.
At December 31, 2021, our common stock investments were concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes the equity price risk related to common stock and shows the effect of a hypothetical 35% increase or decrease in the fair value of the common stocks in our equity securities portfolio as of December 31, 2021. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 31.0% (1997) and (38.5%) (2008), respectively. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2021
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities - common stock	$44,798	35% increase	$60,477
		35% decrease	29,119

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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2021. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
4.18
Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 of the Annual Report on Form 10-K filed on February 27, 2020, Commission File No. 001-36777)

10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2022, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto

10.3
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.6
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.7
Second Amendment to Credit Agreement dated as of February 18, 2022 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender

10.8
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.9
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.10
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.12
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.13
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.14
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.15
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.17
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.18
James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)*
10.20
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.22
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.23
Employment Agreement, dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.24
Separation and Release Agreement, dated November 2, 2020, by and among J. Adam Abram, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.25
Separation and Release Agreement, dated as of August 2, 2021, by and among Robert P. Myron, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 4, 2021, Commission File No. 001-36777) *

10.26
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.27
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.28
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

Exhibit Number	Description
10.29
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.30
Employment Agreement, dated September 17, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty, as supplemented by a letter agreement dated October 12, 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.31
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.32
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.33
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.34
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.35
Loss Portfolio Transfer Retrocession Agreement entered into on February 23, 2022 by and between JRG Reinsurance Company Ltd. and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

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

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	March 1, 2022
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D'Orazio	Chief Executive Officer and Director	March 1, 2022
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	March 1, 2022
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	March 1, 2022
Michael E. Crow

/s/ J. Adam Abram	Director, Non-Executive Chairman of the Board	March 1, 2022
J. Adam Abram

/s/ Thomas L. Brown	Director	March 1, 2022
Thomas L. Brown

/s/ Janet Cowell	Director	March 1, 2022
Janet Cowell

/s/ Kirstin Gould	Director	March 1, 2022
Kirstin Gould

/s/ Jerry R. Masters	Director	March 1, 2022
Jerry R. Masters

/s/ Michael T. Oakes	Director	March 1, 2022
Michael T. Oakes

/s/ Patricia H. Roberts	Director	March 1, 2022
Patricia H. Roberts

/s/ Ollie L. Sherman, Jr.	Director	March 1, 2022
Ollie L. Sherman, Jr.

/s/ Sundar Srinivasan	Director	March 1, 2022
Sundar Srinivasan

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022, expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s reserve for losses and loss adjustment expenses balance was $2.7 billion, of which $1.6 billion relates to incurred but not reported (“IBNR”) reserves. The carrying amount is management’s best estimate of the ultimate liability, which in turn is composed of known reported losses and an estimate of incurred losses that have not been reported to the Company. As described in Note 1 of the consolidated financial statements, there is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables, given the long-tailed nature of the business generally written by the Company and the limited operating experience of certain lines of business. These variables include the initial expected loss ratio, the incurred and paid loss development factors, and the weighting of the five actuarial methods to be used for each accident year and line of business.

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

To test the IBNR reserves, our procedures included, among others, the involvement of actuarial specialists to assist with the evaluation of the Company’s selection and weighting of actuarial methods used in their analysis and a comparison of those methods used in prior periods and those used in the industry. We also independently calculated a range of reasonable reserve estimates and performed independent projections for certain lines of business. Our independent ranges consider the sensitivity of the reserve projections to reasonable fluctuations in assumptions of key variables to determine the effect of reasonable changes in those assumptions on projected IBNR. We compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate. Additionally, to evaluate the significant assumptions in the variables used by management in the actuarial methods, we compared the significant variables, including the initial expected loss ratio and the incurred and paid loss development factors, to factors historically used as well as our independent selections.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina
March 1, 2022

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 1, 2022

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2021 – $1,643,865; 2020 – $1,690,890)	$1,677,561	$1,783,642
Equity securities, at fair value (cost: 2021 – $95,783; 2020 – $81,698)	108,410	88,975
Bank loan participations, at fair value	156,043	147,604
Short-term investments	136,563	130,289
Other invested assets	51,908	46,548
Total invested assets	2,130,485	2,197,058
Cash and cash equivalents	190,123	162,260
Restricted cash equivalents	102,005	859,920
Accrued investment income	11,037	10,980
Premiums receivable and agents’ balances, net	393,967	369,577
Reinsurance recoverable on unpaid losses, net	1,348,628	805,684
Reinsurance recoverable on paid losses	82,235	46,118
Prepaid reinsurance premiums	291,498	243,741
Deferred policy acquisition costs	68,526	62,953
Intangible assets, net	36,039	36,402
Goodwill	181,831	181,831
Deferred tax assets, net	26,430	—
Income taxes receivable	3,337	4,433
Other assets	82,409	82,115
Total assets	$4,948,550	$5,063,072

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,748,473	$2,192,080
Unearned premiums	727,552	630,371
Payables to reinsurers	135,617	110,431
Funds held	97,360	859,920
Senior debt	262,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	57,920	55,989
Deferred tax liabilities, net	—	1,105
Other liabilities	89,911	51,213
Total liabilities	4,223,188	4,267,464
Commitments and contingent liabilities
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2021 and 2020: 37,373,066 and 30,649,261 shares issued and outstanding, respectively	7	6
Preferred Shares – 2021 and 2020: $0.00125 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	862,040	664,476
Retained (deficit) earnings	(166,663)	49,227
Accumulated other comprehensive income	29,978	81,899
Total shareholders’ equity	725,362	795,608
Total liabilities and shareholders’ equity	$4,948,550	$5,063,072

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,507,299	$1,257,000	$1,470,735
Ceded written premiums	(762,919)	(609,226)	(574,585)
Net written premiums	744,380	647,774	896,150
Change in net unearned premiums	(48,786)	(40,968)	(72,404)
Net earned premiums	695,594	606,806	823,746
Net investment income	56,865	73,368	75,652
Net realized and unrealized gains (losses) on investments	15,564	(16,030)	(2,919)
Other income	4,857	4,545	10,646
Total revenues	772,880	668,689	907,125
Expenses:
Losses and loss adjustment expenses	792,352	478,545	672,102
Other operating expenses	164,692	165,498	170,908
Other expenses	2,585	2,138	1,055
Interest expense	8,922	10,033	10,596
Amortization of intangible assets	363	538	597
Total expenses	968,914	656,752	855,258
(Loss) income before income taxes	(196,034)	11,937	51,867
Income tax (benefit) expense:
Current	(2,835)	11,534	18,453
Deferred	(20,400)	(4,421)	(4,925)
	(23,235)	7,113	13,528
Net (loss) income	$(172,799)	$4,824	$38,339
Other comprehensive (losses) income:
Net unrealized (losses) gains, net of taxes of $(7,135) in 2021, $6,874 in 2020, and $3,358 in 2019	(51,921)	50,785	46,942
Total comprehensive (loss) income	$(224,720)	$55,609	$85,281
Per share data:
Basic (loss) earnings per share	$(4.94)	$0.16	$1.27
Diluted (loss) earnings per share	$(4.94)	$0.16	$1.25
Dividend declared per share	$1.20	$1.20	$1.20
Weighted-average common shares outstanding:
Basic	34,956,957	30,552,210	30,275,184
Diluted	34,956,957	30,884,416	30,673,924
See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2018	29,988,460	$6	$—	$645,310	$79,753	$(15,828)	$709,241
Net income	—	—	—	—	38,339	—	38,339
Other comprehensive income	—	—	—	—	—	46,942	46,942
Dividends	—	—	—	—	(36,786)	—	(36,786)
Exercise of stock options	345,434	—	—	7,124	—	—	7,124
Vesting of RSUs	90,497	—	—	(1,737)	—	—	(1,737)
Compensation expense under share incentive plans	—	—	—	7,178	—	—	7,178
Adoption of ASU No. 2016-02, derecognition of build-to-suit lease (see Note 6)	—	—	—	—	8,280	—	8,280
Balances at December 31, 2019	30,424,391	$6	$—	$657,875	$89,586	$31,114	$778,581
Net income	—	—	—	—	4,824	—	4,824
Other comprehensive income	—	—	—	—	—	50,785	50,785
Dividends	—	—	—	—	(37,091)	—	(37,091)
Exercise of stock options	113,346	—	—	1,327	—	—	1,327
Vesting of RSUs	111,524	—	—	(2,351)	—	—	(2,351)
Compensation expense under share incentive plans	—	—	—	7,625	—	—	7,625
Cumulative effect of fair value option election (see Note 2)	—	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13 (see Note 1)	—	—	—	—	(265)	—	(265)
Balances at December 31, 2020	30,649,261	$6	$—	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	—	(172,799)	—	(172,799)
Other comprehensive loss	—	—	—	—	—	(51,921)	(51,921)
Dividends	—	—	—	—	(43,091)	—	(43,091)
Issuance of common shares	6,497,500	1	—	192,106	—	—	192,107
Exercise of stock options	93,446	—	—	1,671	—	—	1,671
Vesting of RSUs	132,859	—	—	(2,871)	—	—	(2,871)
Compensation expense under share incentive plans	—	—	—	6,658	—	—	6,658
Balances at December 31, 2021	37,373,066	$7	$—	$862,040	$(166,663)	$29,978	$725,362

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net (loss) income	$(172,799)	$4,824	$38,339
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred policy acquisition costs	(75,236)	(76,525)	(91,449)
Amortization of policy acquisition costs	69,663	75,578	83,893
Net realized and unrealized (gains) losses on investments	(15,564)	16,030	2,919
Distributions from equity method investments	2,434	3,162	2,834
Income from equity method investments	(918)	(3,208)	(4,598)
Deferred U.S. federal income tax benefit	(20,400)	(4,421)	(4,925)
Provision for depreciation and amortization	4,715	5,019	4,063
Share based compensation expense	6,658	7,625	7,178
Excess tax benefits from equity incentive plan transactions	(208)	(679)	(1,099)
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	556,393	146,574	384,047
Unearned premiums	97,181	105,994	137,904
Premiums receivable and agents’ balances	(46,865)	(115)	(61,563)
Reinsurance balances	(601,632)	(213,264)	(235,632)
Funds held	(762,560)	(339,244)	1,199,164
Payable to insurance companies	2,286	(396)	263
Other	43,306	(784)	27,684
Net cash (used in) provided by operating activities (a)	(913,546)	(273,830)	1,489,022
Investing activities
Fixed maturity securities:
Purchases	(362,537)	(573,482)	(450,793)
Sales	135,913	37,674	121,245
Maturities and calls	296,170	240,322	128,809
Equity Securities:
Purchases	(21,845)	(16,713)	(4,975)
Sales	7,227	6,838	8,656
Bank loan participations:
Purchases	(126,369)	(77,965)	(102,794)
Sales	65,291	135,664	48,415
Maturities	59,799	32,653	45,277
Other invested assets:
Purchases	(12,394)	(1,937)	—
Return of capital	1,758	353	1,877
Repayments and redemptions	3,760	16,292	10,998
Securities receivable or payable, net	1,627	(1,777)	5,404
Short-term investments, net	(6,274)	26,636	(74,959)
Purchases of property and equipment	(6,303)	(549)	(519)
Net cash provided by (used in) investing activities	35,823	(175,991)	(263,359)
Financing activities
Senior debt issuances	—	164,000	60,000
Senior debt repayments	—	(60,000)	(20,000)
Dividends paid	(43,236)	(37,051)	(36,720)
Issuances of common shares - public offering	192,107	—	—
Issuances of common shares under equity incentive plans	1,877	2,580	8,286
Common share repurchases	(3,077)	(3,604)	(2,899)
Other financing activities	—	—	(711)
Net cash provided by financing activities	147,671	65,925	7,956
Change in cash, cash equivalents, and restricted cash equivalents	(730,052)	(383,896)	1,233,619
Cash, cash equivalents, and restricted cash equivalents at beginning of year	1,022,180	1,406,076	172,457
Cash, cash equivalents, and restricted cash equivalents at end of year	$292,128	$1,022,180	$1,406,076
Supplemental information
U.S. federal income taxes (refunded) paid, net	$(3,932)	$17,236	$18,719
Interest paid	$9,927	$11,305	$12,354

	Year Ended December 31,
	2021	2020	2019
	(in thousands)

Restricted cash equivalents at beginning of year	$859,920	$1,199,164	$—
Restricted cash equivalents at end of year	102,005	859,920	1,199,164
Change in restricted cash equivalents	$(757,915)	$(339,244)	$1,199,164
(a) Cash (used in) provided by operating activities for the years ended December 31, 2021, 2020, and 2019 primarily reflects the activity in restricted cash equivalents above. As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash (used in) provided by operating activities was $(155.6) million, $65.4 million, and $289.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The cash used in operating activities (excluding restricted cash equivalents) in 2021 was largely driven by the $317.6 million of reinsurance premium paid in September 2021 to effect the LPT transaction.
See accompanying notes.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019

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
•    Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National primarily writes specialty admitted fronting and program business and individual risk workers' compensation insurance.
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
Years ended December 31, 2021, 2020, and 2019
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2021 or 2020.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2021 and 2020 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.
Short-Term Investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $7.5 million and $6.9 million at December 31, 2021 and 2020, respectively. The allowance for credit losses was $16.7 million and $8.3 million at December 31, 2021 and 2020, respectively. Credit loss expense was $9.4 million for the year ended December 31, 2021 ($7.1 million of which will be deducted from amounts due to our reinsurers), $3.3 million for the year ended December 31, 2020, and $2.5 million for the year ended December 31, 2019. Receivables written off against the allowance for credit losses totaled $1.1 million for the year ended December 31, 2021, $660,000 for the year ended December 31, 2020, and $812,000 for the year ended December 31, 2019. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Years ended December 31, 2021, 2020, and 2019
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
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2021 and 2020 was $631,000 and $335,000, respectively. Other amounts payable to insurance companies and reinsurers or receivable from insurance companies and reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.
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
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $4.5 million, $3.4 million, and $9.5 million is included in other income for the years ended December 31, 2021, 2020, and 2019, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax basis. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined that no valuation allowance was necessary at December 31, 2021 or 2020.
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
Years ended December 31, 2021, 2020, and 2019
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
Years ended December 31, 2021, 2020, and 2019
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
Share Based Compensation
The Company expenses the fair value of share equity awards over the vesting period of the award on a straight-line basis. The Black-Scholes-Merton option pricing model is used to value the options granted (see Note 12). Forfeitures of share-based awards are recognized as they occur. As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $26.9 million and $30.1 million as of December 31, 2021 and 2020, respectively, representing the Company’s maximum exposure to loss.
(Loss) Earnings Per Share
Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects the dilution that could occur if securities or other contracts to issue common shares or common share equivalents were exercised or converted into common shares as calculated using the treasury stock method. When inclusion of common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The following represents a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share computations contained in the consolidated financial statements.

	Net (Loss) Income (Numerator)	Weighted-Average Common Shares (Denominator)	(Loss) Earnings Per Share
	(in thousands, except per share data)
Year ended December 31, 2021
Basic	$(172,799)	34,956,957	$(4.94)
Common share equivalents	—	—	—
Diluted	$(172,799)	34,956,957	$(4.94)
Year ended December 31, 2020
Basic	$4,824	30,552,210	$0.16
Common share equivalents	—	332,206	—
Diluted	$4,824	30,884,416	$0.16
Year ended December 31, 2019
Basic	$38,339	30,275,184	$1.27
Common share equivalents	—	398,740	(0.02)
Diluted	$38,339	30,673,924	$1.25
Common share equivalents relate to our outstanding equity awards (stock options and RSUs).
For the year ended December 31, 2021, common share equivalents of 175,360 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive. For the year ended December 31, 2020, all common share equivalents were dilutive. For the year ended December 31, 2019, 9,735 shares were excluded from the calculation of diluted earnings per share as their effects were anti-dilutive.
Adopted Accounting Standards
There were no new accounting standards adopted in 2021 that materially impacted the Company's financial statements.
Prospective Accounting Standards
There are no prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2021.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2021
Fixed maturity securities:
State and municipal	$323,773	$12,156	$(2,212)	$333,717
Residential mortgage-backed	246,586	2,384	(2,339)	246,631
Corporate	711,930	26,119	(5,714)	732,335
Commercial mortgage and asset-backed	301,247	4,941	(1,700)	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	653	(592)	60,390
Total fixed maturity securities, available-for-sale	$1,643,865	$46,253	$(12,557)	$1,677,561
December 31, 2020
Fixed maturity securities:
State and municipal	$277,241	$19,203	$(39)	$296,405
Residential mortgage-backed	286,104	7,784	(40)	293,848
Corporate	715,145	52,098	(421)	766,822
Commercial mortgage and asset-backed	314,911	12,611	(803)	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	97,489	2,360	(1)	99,848
Total fixed maturity securities, available-for-sale	$1,690,890	$94,056	$(1,304)	$1,783,642
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2021 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$86,238	$86,948
After one year through five years	463,670	477,474
After five years through ten years	310,943	314,147
After ten years	235,181	247,873
Residential mortgage-backed	246,586	246,631
Commercial mortgage and asset-backed	301,247	304,488
Total	$1,643,865	$1,677,561
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2021
Fixed maturity securities:
State and municipal	$93,313	$(2,162)	$1,150	$(50)	$94,463	$(2,212)
Residential mortgage-backed	140,386	(2,337)	147	(2)	140,533	(2,339)
Corporate	179,078	(4,232)	18,635	(1,482)	197,713	(5,714)
Commercial mortgage and asset-backed	159,289	(1,695)	1,229	(5)	160,518	(1,700)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,378	(592)	—	—	24,378	(592)
Total fixed maturity securities, available-for-sale	$596,444	$(11,018)	$21,161	$(1,539)	$617,605	$(12,557)
December 31, 2020
Fixed maturity securities:
State and municipal	$7,193	$(39)	$—	$—	$7,193	$(39)
Residential mortgage-backed	3,649	(40)	—	—	3,649	(40)
Corporate	28,607	(421)	—	—	28,607	(421)
Commercial mortgage and asset-backed	18,427	(447)	38,802	(356)	57,229	(803)
U.S. Treasury securities and obligations guaranteed by the U.S. government	2,291	(1)	—	—	2,291	(1)
Total fixed maturity securities, available-for-sale	$60,167	$(948)	$38,802	$(356)	$98,969	$(1,304)

The Company held securities of 230 issuers that were in an unrealized loss position at December 31, 2021 with a total fair value of $617.6 million and gross unrealized losses of $12.6 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.
At December 31, 2021, 99.5% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2021 or 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2019 experienced an other-than-temporary impairment.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At December 31, 2021, the Company's bank loan portfolio had an aggregate unpaid principal balance of $159.0 million and an aggregate fair value of $156.0 million. Investment income on bank loan participations included in net investment income was $10.6 million and $12.2 million during the years ended December 31, 2021 and 2020, respectively. Net realized and unrealized gains (losses) on investments includes gains of $6.7 million and $1.3 million related to changes in unrealized gains and losses on bank loan participations for the years ended December 31, 2021 and 2020, respectively. Management concluded that none of the unrealized losses were due to credit-related impairments for the year ended December 31, 2021. For the year ended December 31, 2020, management concluded that $8.3 million of unrealized losses were due to credit-related impairments. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2021 or 2020.
The average recorded investment in impaired bank loans was $3.5 million during the year ended December 31, 2019 and investment income of $293,000 was recognized during the time that the loans were impaired. The Company recorded losses of $8.9 million during the year ended December 31, 2019 for changes in the fair value of impaired bank loans.
At December 31, 2019, unamortized discounts on bank loan participations were $2.4 million, and unamortized premiums were $4,000.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturity securities	$42,968	$45,070	$39,875
Bank loan participations	10,571	12,150	19,772
Equity securities	4,883	4,800	5,262
Other invested assets	2,200	9,181	6,254
Cash, cash equivalents, restricted cash equivalents, and short-term investments	260	6,619	9,210
Gross investment income	60,882	77,820	80,373
Investment expense	(4,017)	(4,452)	(4,721)
Net investment income	$56,865	$73,368	$75,652
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturity securities:
Gross realized gains	$4,988	$1,098	$1,575
Gross realized losses	(64)	(53)	(494)
	4,924	1,045	1,081
Equity securities:
Gross realized gains	284	—	11
Gross realized losses	(827)	(1,441)	(232)
Changes in fair values of equity securities	5,350	(215)	6,257
	4,807	(1,656)	6,036
Bank loan participations:
Gross realized gains	555	554	846
Gross realized losses	(1,388)	(17,286)	(10,902)
Changes in fair values of bank loan participations	6,661	1,318	—
	5,828	(15,414)	(10,056)
Short-term investments and other:
Gross realized gains	75	77	21
Gross realized losses	(150)	(2)	(1)
Changes in fair values of short-term investments and other	80	(80)	—
	5	(5)	20
Total	$15,564	$(16,030)	$(2,919)

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The change in the Company’s available-for-sale fixed maturity gross unrealized net gains was $(59.1) million, $57.7 million, and $50.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$24,211	$—	$(625)	$—	$—
Corporate & Other	2,709	30,145	(812)	2,016	2,181
	26,920	30,145	(1,437)	2,016	2,181
Renewable energy notes receivable (b)
Excess and Surplus Lines	2,329	—	417	—	—
Corporate & Other	2,911	—	522	5,630	1,313
	5,240	—	939	5,630	1,313
Limited partnerships (c)
Excess and Surplus Lines	13,098	4,096	1,417	272	2,090
Corporate & Other	2,150	7,807	938	920	327
	15,248	11,903	2,355	1,192	2,417
Bank holding companies (d)
Excess and Surplus Lines	4,500	—	200	—	—
Corporate & Other	—	4,500	143	343	343
	4,500	4,500	343	343	343
Total other invested assets
Excess and Surplus Lines	44,138	4,096	1,409	272	2,090
Corporate & Other	7,770	42,452	791	8,909	4,164
	$51,908	$46,548	$2,200	$9,181	$6,254
(a)    The Company’s Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our former directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the year ended December 31, 2021, the Company transferred $26.3 million of its investments in the LLCs from the Corporate and Other segment to the Excess and Surplus Lines segment. The Company received cash distributions from these investments totaling $1.8 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.
(b)    The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At December 31, 2021, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%. During the year ended December 31, 2021, the Company received principal repayments of $1.7 million and $2.1 million on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively. During the year ended December 31, 2020, the Company received the total principal balance of $8.8 million plus a $5.3 million gain at maturity on an earlier note receivable for renewable energy projects. Interest on that note was fixed at 15%.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the year ended December 31, 2021, the Company transferred $5.1 million of its investments in the limited partnerships from the Corporate and Other segment to the Excess and Surplus Lines segment. At December 31, 2021, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
(d)    The Company's Excess and Surplus Lines segment holds $4.5 million of subordinated notes issued by a bank holding company for which the Company’s Non-Executive Chairman was previously the Lead Independent Director and an investor and for which one of the Company’s directors is also an investor (the "Bank Holding Company"). During the year ended December 31, 2021, the Company transferred ownership of the subordinated notes from the Corporate and Other segment to the Excess and Surplus Lines segment. Interest on the notes, which mature in 2023, is fixed at 7.6% per annum.
At December 31, 2020, the Company held an investment in a collateralized loan obligation (CLO) where one of the underlying loans was issued by the Bank Holding Company. The investment, with a carrying value of $520,000 at December 31, 2020, was classified as an available-for-sale fixed maturity. During the year ended December 31, 2021, the Company received the final principal repayment for the investment.
The Company maintains fixed maturity securities, short-term investments, accrued investment income, and cash and cash equivalents amounting to $478.4 million at December 31, 2021 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2021 and 2020, cash and investments with a fair value of $54.9 million and $46.9 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
3.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$62,953	$62,006	$54,450
Policy acquisition costs deferred:
Commissions	51,466	51,306	67,303
Underwriting and other issue expenses	23,770	25,219	24,146
	75,236	76,525	91,449
Amortization of policy acquisition costs	(69,663)	(75,578)	(83,893)
Net change	5,573	947	7,556
Balance at end of period	$68,526	$62,953	$62,006
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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2021, 2020 and 2019 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2021 and 2020 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2021 and 2020. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2021, 2020 and 2019, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no impairments recognized in 2021, 2020, or 2019.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2021		2020
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,736	11,611	6,373
Identifiable intangible assets subject to amortization		11,611	6,736	11,611	6,373
		$42,775	$6,736	$42,775	$6,373
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$363
2023	363
2024	363
2025	363
2026	363
Thereafter	3,059
Total	$4,874
The table below summarizes the changes in the net carrying values of intangible assets by segment for 2021:

	December 31, 2020			December 31, 2021
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	5,237	(363)	—	4,874
	29,837	(363)	—	29,474
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,065	—	—	4,065
Broker relationships	—	—	—	—
	6,565	—	—	6,565
Total identifiable intangible assets	$36,402	$(363)	$—	$36,039

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
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
5.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2021	2020
	(in thousands)
Electronic data processing hardware and software	$2,492	$3,238
Furniture and equipment	2,221	2,025
Property and equipment, cost basis	4,713	5,263
Accumulated depreciation	(3,932)	(3,975)
Property and equipment, net	$781	$1,288
6.    Leases
The Company has entered into operating leases for office space in Bermuda, North Carolina, Virginia, Arizona, and Georgia. Following the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019, the present value of future lease payments for the Company’s leases with terms greater than 12 months are included on the consolidated balance sheets as lease liabilities and right-of-use lease assets. For leases with terms of 12 months or less, lease payments are recognized in other operating expenses on a straight-line basis over the lease term.
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
The lease liability, which represents the Company’s obligation to make lease payments arising from the lease, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company’s collateralized incremental borrowing rate at the commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term. Lease liabilities and right-of-use assets are included in other liabilities and other assets, respectively, on the Company's consolidated balance sheets.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
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
At December 31, 2021, lease liabilities and right-of-use assets associated with the Company's operating leases were $12.8 million and $11.7 million, respectively ($14.9 million and $14.0 million at December 31, 2020, respectively). The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.1% and 3.6 years, respectively, as of December 31, 2021.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2021, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheets:

Years ending December 31,	(in thousands)
2022	$4,146
2023	3,935
2024	2,625
2025	2,556
2026	407
Thereafter	90
Total lease payments	13,759
Less imputed interest	(967)
Total operating lease liabilities	$12,792
Operating lease liabilities include $8.5 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $5.1 million, $5.0 million, and $5.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of (loss) income and comprehensive (loss) income.
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
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our internal actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines and Specialty Admitted Insurance segments, the internal actuaries perform a study on each of these parameters annually and make recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of management’s Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis. Method weights are generally less rigid for the Casualty Reinsurance

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
Different reserving methods are appropriate in different situations, and the Company’s internal actuaries use their judgment and experience to determine the weighting of the methods to use for each accident year and each line of business and, for our Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, the Company relies heavily on the initial expected loss ratio in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions adjusted upward where warranted based on management's judgment in order to produce the best estimate. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since the Company expects to make an acceptable return on the new business written. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development data is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $631,000 and $335,000 at December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,386,061	$1,377,461	$1,194,088
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	466,574	386,341	603,094
Prior years	325,778	92,204	69,008
Total incurred losses and loss and adjustment expenses	792,352	478,545	672,102
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	35,006	31,952	75,249
Prior years	487,741	437,993	413,480
Total loss and loss adjustment expense payments	522,747	469,945	488,729
Deduct: Loss reserves ceded in LPT Transaction	256,452	—	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,399,214	1,386,061	1,377,461
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,349,259	806,019	668,045
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,748,473	$2,192,080	$2,045,506
The foregoing reconciliation shows that $325.8 million of adverse development was experienced in 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This adverse reserve development included $190.7 million of adverse development in the Excess and Surplus Lines segment, including $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior accident years with Rasier LLC and its affiliates (collectively, “Rasier”). The adverse development for commercial auto was partially offset by $9.4 million of favorable development in other Excess and Surplus Lines underwriting divisions. Favorable reserve development in the Specialty Admitted Insurance segment was $2.5 million as losses on our workers’ compensation business written prior to 2020 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $137.6 million of adverse development on prior underwriting years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018. The adverse development was concentrated in four treaties, three of which were general liability and one which was professional liability. Of the $137.6 million of adverse development recognized in 2021, $113.4 million was concentrated in these four treaties.
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
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2021 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2020 and prior is presented as “unaudited” supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$97,908	$98,672	$97,829	$96,497	$97,306	$99,619	$101,271	$103,061	$106,118	$108,336
2013		96,729	96,064	85,433	81,009	82,830	83,855	82,732	82,517	83,594
2014			114,942	104,092	90,267	82,232	84,074	88,904	90,191	90,944
2015				126,443	113,417	104,847	102,434	103,688	110,466	114,398
2016					138,507	125,093	126,050	126,971	125,097	132,235
2017						144,349	131,897	132,136	124,265	128,674
2018							167,004	158,458	146,633	150,687
2019								214,653	194,759	189,671
2020									239,897	211,732
2021										304,435
Total										$1,514,706
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021

2012	$6,944	$33,757	$49,604	$63,216	$74,869	$82,545	$88,812	$94,588	$99,628	$101,669
2013		3,867	14,509	30,382	44,421	59,641	66,553	71,035	74,635	76,295
2014			3,412	16,969	28,212	43,891	58,774	71,549	76,523	79,980
2015				4,048	17,164	34,801	55,911	73,455	87,344	94,494
2016					5,180	22,852	46,045	70,105	90,166	102,072
2017						5,290	22,956	42,764	64,924	81,303
2018							6,000	26,160	50,679	76,494
2019								8,235	31,346	62,227
2020									8,642	34,561
2021										11,693
Total										$720,788
All outstanding losses and loss adjustment expenses prior to 2012, net of reinsurance (44 claims outstanding)										$6,714
Total outstanding losses and loss adjustment expenses, net of reinsurance										$800,632
Excess and Surplus Lines — Commercial Auto
Incurred losses and adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
2013	$1,255	$1,300	$1,451	$1,351	$1,301	$1,277	$1,277	$1,277	$1,277
2014		20,487	14,071	17,233	18,953	19,779	18,303	19,196	20,013
2015			30,109	33,113	35,149	36,139	36,636	37,839	38,046
2016				74,340	109,286	126,791	147,122	157,712	164,399
2017					207,355	208,743	272,421	319,472	355,713
2018						255,881	230,220	283,408	349,067
2019							262,306	240,773	339,771
2020								19,133	10,899
2021									21,154
Total									$1,300,339
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
2013	$60	$1,182	$1,285	$1,291	$1,275	$1,275	$1,275	$1,275	$1,275
2014		6,166	8,645	12,679	16,359	18,678	17,745	18,301	19,163
2015			8,356	15,234	24,282	31,592	34,819	35,983	36,710
2016				18,295	54,054	89,381	125,108	141,545	152,030
2017					41,467	107,377	192,961	252,169	309,860
2018						45,136	119,099	184,686	257,346
2019							44,225	107,182	192,982
2020								628	2,854
2021									2,810
Total									$975,030
Total outstanding losses and loss adjustment expenses, net of reinsurance before Rasier LPT									$325,309
Reinsurance recoverable for Rasier LPT									$256,452
Total outstanding losses and loss adjustment expenses, net of reinsurance									$68,857

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Specialty Admitted — Individual Risk Workers’ Compensation
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$32,116	$32,420	$31,490	$29,689	$28,255	$28,174	$28,186	$28,186	$27,741	$27,386
2013		12,525	13,668	12,786	11,578	10,907	10,909	10,909	10,598	10,573
2014			16,638	16,652	14,620	13,890	12,704	12,704	12,573	12,685
2015				20,938	21,274	19,741	18,376	17,626	16,492	16,468
2016					21,678	20,299	18,050	15,800	14,050	13,069
2017						24,869	22,071	19,779	18,810	16,606
2018							16,432	16,288	16,038	14,200
2019								20,253	21,056	20,631
2020									20,137	22,240
2021										14,519
Total										$168,377
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$9,222	$20,308	$24,755	$26,435	$26,897	$26,932	$26,963	$26,994	$27,128	$27,140
2013		4,487	8,723	9,846	10,246	10,263	10,309	10,337	10,335	10,336
2014			4,633	10,648	12,041	12,236	12,282	12,282	12,276	12,287
2015				6,604	13,285	15,118	15,889	15,901	16,068	16,069
2016					4,664	10,227	12,135	12,432	12,481	12,483
2017						6,546	12,782	14,285	15,195	15,210
2018							4,497	9,034	11,412	11,746
2019								5,473	13,776	16,254
2020									7,394	14,668
2021										5,874
Total										$142,067
All outstanding losses and loss adjustment expenses prior to 2012, net of reinsurance (6 claims outstanding)										$927
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$3,941
Total outstanding losses and loss adjustment expenses, net of reinsurance										$31,178
Specialty Admitted — Fronting and Programs
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
2013	$104	$80	$52	$52	$52	$52	$52	$52	$52
2014		3,460	3,468	3,818	3,425	3,228	3,083	3,081	3,068
2015			7,136	9,632	9,358	8,974	8,384	8,444	8,436
2016				11,542	15,670	14,682	15,522	14,468	15,090
2017					21,229	24,271	25,201	24,728	25,097
2018						21,758	20,677	19,822	20,158
2019							18,832	19,020	19,991
2020								25,433	28,131
2021									39,999
Total									$160,022

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
2013	$28	$52	$52	$52	$52	$52	$52	$52	$52
2014		883	1,687	2,369	2,728	2,854	2,916	2,917	2,926
2015			2,058	4,666	6,165	6,919	7,329	7,654	7,728
2016				1,894	5,123	6,888	10,732	10,896	11,711
2017					1,223	6,682	13,065	15,854	18,219
2018						885	4,972	10,495	12,631
2019							4,358	5,125	9,958
2020								5,375	15,678
2021									8,347
Total									$87,250
All outstanding losses and loss adjustment expenses, net of reinsurance									$72,772
Outstanding losses and loss adjustment expenses, assumed from involuntary pools									$781
Total outstanding losses and loss adjustment expenses, net of reinsurance									$73,553
Casualty Reinsurance
Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$148,251	$132,388	$131,281	$135,594	$136,813	$139,978	$143,305	$146,045	$147,413	$148,103
2013		133,230	130,361	131,352	134,446	137,801	143,124	146,760	149,682	153,622
2014			118,881	115,927	114,636	116,981	121,200	126,160	130,822	139,208
2015				119,157	108,870	108,699	109,117	114,517	120,185	133,790
2016					112,759	105,533	103,544	108,222	114,979	132,058
2017						134,628	128,472	129,800	138,831	176,828
2018							121,529	119,098	125,715	163,957
2019								86,022	85,549	100,895
2020									80,374	81,800
2021										82,610
Total										$1,312,871

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)

Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$73,124	$81,859	$97,215	$113,943	$121,026	$128,567	$133,606	$137,430	$139,719	$141,563
2013		59,756	75,094	93,902	108,396	119,256	127,732	134,644	139,250	142,824
2014			41,421	58,601	76,302	89,899	101,366	110,374	117,971	125,444
2015				40,021	53,986	68,002	80,208	90,661	100,548	110,692
2016					36,268	50,905	65,409	78,145	90,356	104,115
2017						47,739	72,891	90,117	106,942	126,747
2018							30,903	50,274	69,123	90,054
2019								12,646	25,453	37,488
2020									5,589	15,270
2021										2,082
Total										$896,279
All outstanding losses and loss adjustment expenses prior to 2012, net of reinsurance										$8,402
Total outstanding losses and loss adjustment expenses, net of reinsurance										$424,994
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2021 is as follows (in thousands):

E&S – excluding commercial auto	$800,632
E&S – commercial auto	68,857
Specialty Admitted – individual risk workers’ compensation	31,178
Specialty Admitted – fronting and programs	73,553
Casualty Reinsurance	424,994
Net reserve for losses and loss adjustment expenses	1,399,214
Reinsurance recoverables on unpaid losses (gross of $631,000 allowance for credit losses on reinsurance recoverables)	1,349,259
Gross reserve for losses and loss adjustment expenses	$2,748,473
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2021.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	8.7%	15.1%	17.1%	18.2%	14.7%	8.4%	5.3%	4.1%	2.3%	1.8%
E&S – commercial auto	17.7%	35.0%	17.9%	13.9%	8.4%	3.2%	1.1%	0.6%	2.1%
Specialty Admitted – individual risk workers’ compensation	27.8%	31.3%	15.2%	8.7%	6.5%	3.4%	2.2%	1.1%	1.2%	0.9%
Specialty Admitted – fronting and programs	17.8%	22.3%	21.2%	14.1%	9.3%	6.0%	4.7%	2.3%	2.3%
Casualty Reinsurance	13.2%	9.7%	7.7%	7.0%	7.5%	7.4%	7.4%	7.0%	6.8%	6.1%
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
Years ended December 31, 2021, 2020, and 2019
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
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2012	$108,336	$1,449	1,868
2013	83,594	2,624	2,510
2014	90,944	4,040	2,225
2015	114,398	5,543	2,636
2016	132,235	10,541	3,102
2017	128,674	14,307	3,197
2018	150,687	31,961	4,465
2019	189,671	77,244	5,417
2020	211,732	128,364	4,442
2021	304,435	252,419	2,964
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,277	$2	54
2014	20,013	266	7,764
2015	38,046	741	41,770
2016	164,399	4,895	89,117
2017	355,713	9,690	134,150
2018	349,067	22,594	97,334
2019	339,771	54,011	71,428
2020	10,899	3,442	594
2021	21,154	14,481	699

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2012	$27,386	$247	1,323
2013	10,573	237	540
2014	12,685	319	851
2015	16,468	391	975
2016	13,069	585	836
2017	16,606	1,283	1,093
2018	14,200	2,253	1,238
2019	20,631	3,057	1,552
2020	22,240	3,890	1,367
2021	14,519	2,845	1,238
 Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	22
2014	3,068	134	858
2015	8,436	502	1,361
2016	15,090	2,241	2,816
2017	25,097	4,630	6,788
2018	20,158	4,000	7,360
2019	19,991	5,316	8,084
2020	28,131	5,843	8,680
2021	39,999	22,373	8,253
The table below provides information on IBNR liabilities for the Casualty Reinsurance segment:

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR
	($ in thousands)
2012	$148,103	$906
2013	153,622	2,566
2014	139,208	5,712
2015	133,790	9,817
2016	132,058	14,766
2017	176,828	33,463
2018	163,957	42,942
2019	100,895	49,980
2020	81,800	94,855
2021	82,610	24,450
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
Years ended December 31, 2021, 2020, and 2019
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
At December 31, 2021, the Company had reinsurance recoverables on unpaid losses of $1,348.6 million and reinsurance recoverables on paid losses of $82.2 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or trust agreements, or represent recoverables from a state residual market for automobile insurance.
At December 31, 2021, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $325.0 million, $256.5 million, and $125.4 million, representing 52.4% of the total balance.
At December 31, 2021, prepaid reinsurance premiums ceded to three reinsurers totaled $80.7 million, $43.2 million, and $19.8 million, representing 49.3% of the total balance.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Written premiums:
Direct	$1,322,034	$1,103,994	$1,305,948
Assumed	185,265	153,006	164,787
Ceded	(762,919)	(609,226)	(574,585)
Net	$744,380	$647,774	$896,150
Earned premiums:
Direct	$1,255,875	$1,005,138	$1,182,501
Assumed	154,243	145,867	150,330
Ceded	(714,524)	(544,199)	(509,085)
Net	$695,594	$606,806	$823,746
Losses and loss adjustment expenses:
Direct	$1,117,673	$709,545	$953,548
Assumed	232,240	125,096	113,843
Ceded	(557,561)	(356,096)	(395,289)
Net	$792,352	$478,545	$672,102
9.    Senior Debt
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2021:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2021, the Company had $34.3 million of letters of credit issued under the secured facility.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin (1.625% at December 31, 2021), which is subject to change according to terms in the credit agreement. At December 31, 2021 and 2020, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver. In 2020, we borrowed an additional $52.5 million to support our growth and for general corporate purposes.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance, at December 31, 2021.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement (LIBOR plus a margin of 1.625% at December 31, 2021) and will mature 30 days after notice of termination from the lender. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2021, unsecured loans of $61.5 million and secured letters of credit totaling $20.5 million were outstanding under the facility. During 2020, we borrowed an additional $51.5 million in unsecured loans to support our growth and for general corporate purposes.
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
The 2017 Facility contains certain financial and other covenants which we are in compliance with at December 31, 2021.
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
The terms of the Senior Debt contain certain covenants, with which we are in compliance at December 31, 2021, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
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
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2021 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2021.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
11.    Capital Stock
The Company’s authorized share capital consists of 200,000,000 common shares, par value $0.0002 per share (37,373,066 shares issued and outstanding at December 31, 2021) and 20,000,000 undesignated preferred shares, par value $0.00125 per share (no shares issued or outstanding at December 31, 2021).
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The Company also issued 226,305 common shares in 2021 related to outstanding equity incentive plan awards. Of the new shares issued, 93,446 were related to employee stock option exercises and 132,859 were related to vesting of restricted share units (“RSUs”).
As a result of the Offering and the issuances related to equity incentive plan awards, the total common shares outstanding increased from 30,649,261 at December 31, 2020 to 37,373,066 at December 31, 2021.
In 2020, the Company issued 224,870 shares related to outstanding equity incentive plan awards, increasing the number of common shares outstanding from 30,424,391 at December 31, 2019 to 30,649,261 at December 31, 2020. Of the new shares issued, 113,346 were related to employee stock option exercises and 111,524 were related to vesting of restricted share units (“RSUs”).
The Company has 4,321,150 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable.
The Board of Directors declared the following cash dividends in 2021, 2020, and 2019:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	$11,291
July 27, 2021	$0.30	September 13, 2021	September 30, 2021	$11,282
October 26, 2021	$0.30	December 13, 2021	December 31, 2021	$11,292
Total	$1.20			$43,210
2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
July 28, 2020	$0.30	September 14, 2020	September 30, 2020	$9,292
October 27, 2020	$0.30	December 14, 2020	December 31, 2020	$9,305
Total	$1.20			$37,137
2019
February 20, 2019	$0.30	March 11, 2019	March 29, 2019	$9,146
April 30, 2019	$0.30	June 10, 2019	June 28, 2019	$9,205
July 30, 2019	$0.30	September 16, 2019	September 30, 2019	$9,231
November 5, 2019	$0.30	December 16, 2019	December 31, 2019	$9,229
Total	$1.20			$36,811
Included in the dividends are $404,000, $449,000 and $433,000 of dividend equivalents on RSUs, of which $518,000, $663,000 and $623,000 were payable as of December 31, 2021, 2020, and 2019, respectively.
12.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors. Under the Legacy Plan, employees received non-qualified stock options. There are no options outstanding under the Legacy Plan as of December 31, 2021 and no additional awards may be granted.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at December 31, 2021, 1,326,456 shares are available for grant.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At the 2019 Annual General Meeting of Shareholders of the Company held on April 30, 2019, the Company's shareholders approved an amendment to the 2014 Director Plan. The Board of Directors of the Company had previously approved the amendment. The amendment increased the number of the Company's common shares authorized for issuance under the 2014 Director Plan by 100,000 shares. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at December 31, 2021, 94,781 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	463,324	$32.25	643,851	$30.41	1,115,324	$29.02
Granted	—	$—	—	$—	—	$—
Exercised	(126,798)	$22.26	(180,527)	$25.70	(459,415)	$26.87
Forfeited	(48,552)	$40.42	—	$—	(12,058)	$36.84
End of year	287,974	$35.26	463,324	$32.25	643,851	$30.41
Exercisable, end of year	287,974	$35.26	463,324	$32.25	590,340	$29.34
All of the outstanding options vested over three years and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $1.3 million, $3.8 million and $8.2 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2021, 2020 and 2019 was $0, $7.8 million and $7.1 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2021, 2020 and 2019 was $0, $7.8 million and $7.1 million, respectively. The fair value used for calculating intrinsic values was $28.81, $49.15 and $41.21 at December 31, 2021, 2020 and 2019, respectively.
The weighted-average remaining contractual life of the options outstanding and exercisable at December 31, 2021 is 1.4 years. There were no options granted in 2021, 2020, or 2019. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	399,856	$43.59	340,368	$41.50	300,142	$39.22
Granted	161,971	$47.82	272,608	$45.11	197,078	$42.56
Vested	(194,157)	$42.74	(165,344)	$41.49	(134,407)	$37.99
Forfeited	(75,535)	$45.98	(47,776)	$44.57	(22,445)	$41.32
Unvested, end of year	292,135	$45.89	399,856	$43.59	340,368	$41.50
The vesting period of RSUs granted to employees have ranged from one to five years and vest ratably over the respective vesting period, with the majority vesting in three years. All RSUs granted to date to non-employee directors had a one year vesting period. The total fair value of shares vested in 2021, 2020 and 2019 was $9.1 million, $7.2 million and $5.3 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Share based compensation expense	$6,658	$7,625	$7,178
U.S. tax benefit on share based compensation expense	$1,206	$1,001	$872
As of December 31, 2021, the Company had $8.7 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
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
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. No distributions occurred in 2021, 2020 or 2019.
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
Years ended December 31, 2021, 2020, and 2019
provision and adjusted out of our deferred tax liability. The regulations were finalized in 2019, and the remaining reserve adjustment at December 31, 2019 based on these final regulations is $5.7 million to be recognized over the next six years at $950,000 per year.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 21% have been used in 2021, 2020 and 2019 for Bermuda and the U.S., respectively. The U.S. (loss) income before Federal income taxes was $(89.3) million, $25.1 million, and $70.7 million for the years ending December 31, 2021, 2020, and 2019, respectively. The Tax Act base-erosion and anti-abuse tax (“BEAT”) provisions impose a minimum tax on applicable taxpayers that make certain payments to related foreign persons. BEAT subjects the modified taxable income of an applicable taxpayer to a specified tax rate (10% in 2021). Modified taxable income is generally calculated by adding back certain payments to related foreign persons to regular taxable income. For the Company, reinsurance premiums paid by the Company’s U.S. insurance subsidiaries to JRG Re, a Bermuda entity that is not a U.S. taxpayer, are added back to regular taxable income in applying the BEAT provisions. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Federal income tax (benefit) expense at applicable statutory rates	$(18,750)	$5,272	$14,843
Tax-exempt investment income	(278)	(260)	(230)
Dividends received deduction	(298)	(283)	(307)
Excess tax benefits on share based compensation	(208)	(679)	(1,099)
Provision to return and amended tax returns	(3,945)	—	—
Base Erosion and Anti-Abuse Tax	—	2,843	—
Other	233	17	99
Federal income tax (benefit) expense	$(23,246)	$6,910	$13,306
U.S. state income tax expense	11	203	222
Total income tax (benefit) expense	$(23,235)	$7,113	$13,528

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The significant components of net deferred tax assets (liabilities) at the corporate income tax rate of 21% for the years ended December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$2,604	$2,308
Reserve for losses and loss adjustment expenses	18,016	14,265
Unearned premiums	10,675	9,753
Share based compensation	1,541	1,427
Allowance for credit losses	2,516	2,130
Property and equipment	144	213
Net operating loss carryforward	15,221	—
Other	7,053	4,810
Total deferred tax assets	57,770	34,906
Deferred tax liabilities:
Intangible assets	7,289	7,324
Net unrealized gains	6,626	12,201
Deferred policy acquisition costs	4,494	4,786
Equity method investments	10,257	8,839
Other	2,674	2,861
Total deferred tax liabilities	31,340	36,011
Net deferred tax assets (liabilities)	$26,430	$(1,105)
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2021 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The company is considered a mixed company for net operating loss carryforward rules. A 20-year carryforward without an annual income limitation is applicable for insurance companies. The carryforward period for non-insurance companies is unlimited but limited to 80% of the current year taxable income.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2021 or 2020.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2021, 2020, and 2019, the Company paid $338,000, $468,000, and $586,000, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $1.5 million, $1.2 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated income statements.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
14.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Amortization of policy acquisition costs	$69,663	$75,578	$83,893
Other underwriting expenses of the insurance segments	67,420	60,502	59,351
Other operating expenses of the Corporate and Other segment	27,609	29,418	27,664
Total	$164,692	$165,498	$170,908
Other expenses of $2.6 million for the year ended December 31, 2021 primarily consist of legal and other professional fees related to the Company’s May 2021 common share offering, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs. Other expenses of $2.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, primarily consist of employee severance costs.
15.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2021, 2020, and 2019, the expense associated with the Savings Plans totaled $3.4 million, $3.5 million, and $3.2 million, respectively.
16.    Commitments and Contingent Liabilities
The Company is involved in various legal proceedings, including commercial matters and litigation regarding insurance claims arising in the ordinary course of business as well as an alleged class action lawsuit. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in the handling of insurance claims. The Company believes that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the "Court") by Employees' Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, "Defendants"). On September 22, 2021, the Court entered an order appointing Employees' Retirement Fund of the City of Fort Worth and the City of Miami General Employees' and Sanitation Employees' Retirement Trust as co-lead plaintiffs (together, "Plaintiffs"). Plaintiffs' consolidated amended complaint was filed on November 19, 2021 (the "Amended Complaint"), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs' response to the motion to dismiss is due to be filed on March 4, 2022.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in this Annual Report.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $5.9 million of letters of credit were issued through December 31, 2021 which were secured by deposits of $9.6 million. Under the 2013 Facility, $34.3 million of letters of credit were issued through December 31, 2021 which were secured by deposits of $53.2 million. Under the 2017 Facility, $20.5 million of letters of credit were issued through December 31, 2021 which were secured by deposits of $33.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $382.4 million at December 31, 2021.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “LPT Agreement”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the LPT Agreement, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral for the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2021, the balance in the Indemnity Trust was $584.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $653.7 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2021, the balance in the LPT Trust was $251.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $279.9 million. At December 31, 2021, the total reinsurance recoverables under the LPT Agreement was $272.3 million (including $256.5 million of unpaid recoverables and $15.9 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At December 31, 2021, the balance in the Loss Fund Trust was $102.0 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the LPT Agreement brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the LPT Agreement if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the LPT Agreement, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral when our analysis indicates that we have uncollateralized exposure.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
17.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(54,132)	$58,704	$51,381
U.S. income taxes	6,189	(6,967)	(3,510)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(47,943)	51,737	47,871
Less reclassification adjustment:
Net realized investment gains	4,924	1,045	1,081
U.S. income taxes	(946)	(93)	(152)
Reclassification adjustment for investment gains realized in net income	3,978	952	929
Other comprehensive (loss) income	$(51,921)	$50,785	$46,942
In addition to the net realized investment gains of $4.9 million, $1.0 million, and $1.1 million on available-for-sale fixed maturity securities for the years ended December 31, 2021, 2020, and 2019, the Company recognized net realized and unrealized investment gains (losses) in the respective years of $5.8 million, $(15.4) million, and $(10.1) million on its investments in bank loan participations and $4.8 million, $(1.7) million, and $6.0 million on its investments in equity securities.
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
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments. Segment profit (loss) for each reportable segment is measured by underwriting profit (loss), which is generally defined as net earned premiums less losses and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment and Specialty Admitted Insurance segment is included in the respective segment’s underwriting (loss) profit. Gross fee income of $4.5 million ($0.0 million from the Excess and Surplus Lines segment and $4.5 million from the Specialty Admitted Insurance segment), $3.4 million ($1.6 million from the Excess and Surplus Lines segment and $1.8 million from the Specialty Admitted Insurance segment) and $9.5 million ($9.1 million from the Excess and Surplus Lines segment and $421,000 from the Specialty Admitted Insurance segment) was included in other income and in underwriting (loss) profit for the years ended December 31, 2021, 2020 and 2019, respectively. Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance and reinsurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2021
Gross written premiums	$833,657	$491,561	$182,081	$—	$1,507,299
Net earned premiums	486,000	75,371	134,223	—	695,594
Segment revenues	508,829	83,855	179,354	842	772,880
Net investment income	13,811	3,044	39,445	565	56,865
Interest expense	—	—	—	8,922	8,922
Underwriting (loss) profit of operating segments	(121,478)	9,667	(117,526)	—	(229,337)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,997,192	1,062,125	1,857,462	31,771	4,948,550

As of and for the Year Ended December 31, 2020
Gross written premiums	$699,143	$408,691	$149,166	$—	$1,257,000
Net earned premiums	415,168	57,505	134,133	—	606,806
Segment revenues	429,918	62,790	166,837	9,144	668,689
Net investment income	18,664	3,392	42,554	8,758	73,368
Interest expense	—	—	—	10,033	10,033
Underwriting profit (loss) of operating segments	9,752	4,185	(18,364)	—	(4,427)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,208,344	907,604	1,899,328	47,796	5,063,072

As of and for the Year Ended December 31, 2019
Gross written premiums	$922,320	$387,642	$160,773	$—	$1,470,735
Net earned premiums	625,528	54,338	143,880	—	823,746
Segment revenues	657,501	61,241	183,700	4,683	907,125
Net investment income	21,358	3,802	46,325	4,167	75,652
Interest expense	—	—	—	10,596	10,596
Underwriting profit (loss) of operating segments	19,157	5,913	(7,161)	—	17,909
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,481,934	786,433	1,699,473	56,565	5,024,405

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The following table reconciles the underwriting (loss) profit of operating segments by individual segment to income before income taxes:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$(121,478)	$9,752	$19,157
Specialty Admitted Insurance	9,667	4,185	5,913
Casualty Reinsurance	(117,526)	(18,364)	(7,161)
Total underwriting (loss) profit of operating segments	(229,337)	(4,427)	17,909
Other operating expenses of the Corporate and Other segment	(27,609)	(29,418)	(27,664)
Underwriting loss	(256,946)	(33,845)	(9,755)
Net investment income	56,865	73,368	75,652
Net realized and unrealized gains (losses) on investments	15,564	(16,030)	(2,919)
Other income	353	1,153	1,137
Other expenses	(2,585)	(2,138)	(1,055)
Interest expense	(8,922)	(10,033)	(10,596)
Amortization of intangible assets	(363)	(538)	(597)
(Loss) income before income taxes	$(196,034)	$11,937	$51,867
The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Excess Casualty	$285,082	$213,037	$118,954
General Casualty	140,608	125,433	115,832
Manufacturers and Contractors	139,720	122,880	105,096
Excess Property	47,241	37,332	31,606
Energy	46,216	51,109	45,442
Life Sciences	35,935	35,163	24,462
Commercial Auto	34,630	30,029	405,565
Allied Health	35,192	26,918	26,713
Small Business	32,593	24,790	19,725
Environmental	17,050	17,753	16,539
Professional Liability	8,104	6,881	6,441
Sports and Entertainment	9,442	6,118	4,212
Medical Professionals	1,844	1,700	1,733
Total Excess and Surplus Lines segment	833,657	699,143	922,320
Specialty Admitted Insurance segment	491,561	408,691	387,642
Casualty Reinsurance segment	182,081	149,166	160,773
Total	$1,507,299	$1,257,000	$1,470,735
The Company does business with three brokers that generated $239.1 million, $197.3 million and $132.5 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2021, representing 15.9%, 13.1%

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
and 8.8% of consolidated gross written premiums and 28.7%, 23.7% and 15.9% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2021. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2021.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $124.1 million (Atlas General Insurance Services) and $89.5 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2021, representing 8.2% and 5.9% of the consolidated gross written premiums and 25.2% and 18.2% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2021.
The Company does business with three brokers that generated $80.1 million, $53.9 million, and $20.0 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2021, representing 5.3%, 3.6%, and 1.3% of consolidated gross written premiums and 44.0%, 29.6%, and 11.0% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2021. The Casualty Reinsurance segment assumed business from three unaffiliated ceding companies that generated $76.6 million, $22.9 million, and $16.2 million of gross written premiums for the year ended December 31, 2021, representing 5.1%, 1.5%, and 1.1% of consolidated gross written premiums and 42.1%, 12.6%, and 8.9% of the Casualty Reinsurance segment’s gross written premiums, respectively.
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Assets measured at fair value on a recurring basis as of December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$333,717	$—	$333,717
Residential mortgage-backed	—	246,631	—	246,631
Corporate	—	732,335	—	732,335
Commercial mortgage and asset-backed	—	304,488		304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	59,988	402	—	60,390
Total fixed maturity securities, available-for-sale	$59,988	$1,617,573	$—	$1,677,561
Equity securities:
Preferred stock	$—	$63,612	$—	$63,612
Common stock	41,244	3,452	102	44,798
Total equity securities	$41,244	$67,064	$102	$108,410
Bank loan participations	$—	$156,043	$—	$156,043
Short-term investments	$—	$136,563	$—	$136,563
Assets measured at fair value on a recurring basis as of December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$296,405	$—	$296,405
Residential mortgage-backed	—	293,848	—	293,848
Corporate	—	766,822	—	766,822
Commercial mortgage and asset-backed	—	326,719	—	326,719
U.S. Treasury securities and obligations guaranteed by the U.S. government	99,384	464	—	99,848
Total fixed maturity securities, available-for-sale	$99,384	$1,684,258	$—	$1,783,642
Equity securities:
Preferred stock	$—	$67,495	$—	$67,495
Common stock	15,793	5,015	672	21,480
Total equity securities	$15,793	$72,510	$672	$88,975
Bank loan participations	$—	$147,296	$308	$147,604
Short-term investments	$—	$130,289	$—	$130,289
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations (following the Company's election of the fair value option in accounting for bank loan participations

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
effective January 1, 2020) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$980	$43	$4,442
Transfers in to Level 3	8	358	3,010
Transfers out of Level 3	(6)	(767)	(7,238)
Purchases	—	1,417	—
Sales	(426)	—	—
Maturities, calls and paydowns	(379)	(17)	—
Amortization of discount	—	2	—
Total gains or losses (realized/unrealized):
Included in earnings	(75)	(56)	(171)
Included in other comprehensive income	—	—	—
Ending balance	$102	$980	$43
The Company held one equity security at December 31, 2021 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $102,000 for the equity security was based on expected proceeds from its sale. During 2021, one equity security was transferred from Level 2 to Level 3 as the security was no longer actively traded. This security was exchanged for an equity security that is publicly traded and it was transferred from Level 3 to Level 1.
The Company held one bank loan participation and two equity securities at December 31, 2020 and one equity security at December 31, 2019 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $980,000 at December 31, 2020 and $43,000 at December 31, 2019. During 2019, one equity security was transferred from Level 1 to Level 3 as the security was no longer actively traded. The Company was subsequently able to obtain a quoted price from a pricing vendor for the equity security and it was transferred from Level 3 to Level 2. During 2020, the Company was able to obtain a quoted price from a vendor for two bank loan participations and one equity security and transferred them to Level 2.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2021, 2020 or 2019. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2021 and 2020.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,677,561	$1,677,561	$1,783,642	$1,783,642
Equity securities	108,410	108,410	88,975	88,975
Bank loan participations	156,043	156,043	147,604	147,604
Cash and cash equivalents	190,123	190,123	162,260	162,260
Restricted cash equivalents	102,005	102,005	859,920	859,920
Short-term investments	136,563	136,563	130,289	130,289
Other invested assets – notes receivable	4,500	4,834	4,500	5,302
Liabilities
Senior debt	262,300	252,213	262,300	250,953
Junior subordinated debt	104,055	106,635	104,055	110,612
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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2021 and 2020 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2021 and 2020, respectively.
The fair values of senior debt and junior subordinated debt at December 31, 2021 and 2020 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2021, 2020, and 2019 and for the years then ended are summarized as follows:

	2021	2020	2019
	(in thousands)
Statutory net (loss) income	$(3,847)	$(710)	$3,586
Statutory capital and surplus	325,368	286,449	266,715
Minimum required statutory capital and surplus	111,031	100,170	111,208
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2021, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
The Company has two Bermuda-based insurance subsidiaries: JRG Re, a Class 3B insurer and Carolina Re, a Class 3A insurer.  Under the Bermuda Insurance Act 1978 and related regulations, an insurer must maintain minimum statutory capital and surplus at the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”), which is the higher of the MSM and capital calculated by the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal model.  The combined estimated Bermuda insurers minimum statutory solvency margin required at December 31, 2021 was approximately $167.1 million (2020: $172.9 million). Actual combined statutory capital and surplus at December 31, 2021 was $518.7 million (2020: $615.2 million). The insurers had combined statutory net (loss) income of $(141.5) million for 2021, $20.8 million for 2020, and $53.2 million for 2019.  The combined ECR for the year ended December 31, 2020 was $419.7 million.  The BSCR models for the year ended December 31, 2021 will not be filed with the Bermuda Monetary Authority until April 30, 2022.  The Company believes that the minimum statutory capital and surplus requirements will be met.
The insurers must also maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, quoted alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total insurance provisions and other liabilities less deferred income taxes and letters of credit, guarantees and other instruments. As of December 31, 2021, the minimum liquidity ratio requirements were met.
21.    Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2022 without regulatory approval is $27.2 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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
Bermuda
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach.  An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet).  The maximum combined amount of dividends and return of capital that can be paid without prior regulatory approval from our Bermuda insurers at December 31, 2021 is calculated to be approximately $129.7 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

James River Group Holdings, LTD. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2021, 2020, and 2019

22.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $2.1 million, $1.9 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Upon retiring effective July 31, 2021, the Company’s former President and Chief Operating Officer entered into a consulting agreement with the Company to provide consulting services as requested by the Company’s Chief Executive Officer during the period August 1, 2021 through December 31, 2021. The Company incurred expenses of $146,000 in 2021 as compensation for rendering these consulting services.
23.    Subsequent Events
On February 21, 2022, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on March 31, 2022 to shareholders of record on March 14, 2022.
On February 21, 2022, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with an aggregate fair value of $11.0 million and a grant date of March 2, 2022.
On February 23, 2022, one of the Company’s primary operating subsidiaries, JRG Reinsurance Company Ltd., entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL will reinsure the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, at closing, JRG Re will (a) cede to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) pay FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re will credit to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which JRG Re will pay in cash to FRL; and (d) pay FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit will be adjusted for claims paid from October 1, 2021 to the closing date. An after-tax loss of $6.8 million will be recognized as adverse loss and loss adjustment reserve development in the Casualty Reinsurance segment associated with the Retrocession Agreement during the first quarter of 2022. The Retrocession Agreement will close upon receipt of required regulatory approvals by FRL and satisfaction of other customary closing conditions.
On February 24, 2022, we entered into an Investment Agreement with GPC Partners Investments (Thames) LP, an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share, for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The closing of the transaction is expected to occur on March 1, 2022. In connection with the offering, the Company's Board of Directors approved the appointment of Matthew Botein, a co-founder of Gallatin Point Capital LLC, to serve as a member of the Board, effective following receipt of any necessary regulatory approvals. Mr. Botein will have Board observer status until applicable regulatory approvals are obtained.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$323,773	$333,717	$333,717
Residential mortgage-backed	246,586	246,631	246,631
Corporate	711,930	732,335	732,335
Commercial mortgage and asset-backed	301,247	304,488	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	60,390	60,390
Total fixed maturity securities, available-for-sale	1,643,865	1,677,561	1,677,561
Equity securities:
Preferred Stock	51,584	63,612	63,612
Common Stock	44,199	44,798	44,798
Total equity securities	95,783	108,410	108,410
Bank loan participations	156,505	156,043	156,043
Short-term investments	136,563	136,563	136,563
Other invested assets			15,248
Total invested assets			$2,093,825

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2021	2020
	(in thousands)
Assets
Cash and cash equivalents	$157	$571
Investment in subsidiaries	1,003,762	1,145,887
Due from subsidiaries	3,356	1,140
Other assets	3,197	3,116
Total assets	$1,010,472	$1,150,714
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,419	$1,824
Senior debt	247,300	247,300
Junior subordinated debt	15,928	15,928
Notes payable to subsidiary	—	70,000
Due to subsidiaries	19,847	19,391
Other liabilities	616	663
Total liabilities	285,110	355,106
Commitments and contingent liabilities
Shareholders’ equity:
Class A common shares	7	6
Additional paid-in capital	862,040	664,476
Retained (deficit) earnings	(166,663)	49,227
Accumulated other comprehensive income	29,978	81,899
Total shareholders’ equity	725,362	795,608
Total liabilities and shareholders’ equity	$1,010,472	$1,150,714

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of (Loss) Income and Comprehensive (Loss) Income (Parent Company)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues:
Other income	$39	$45	$61
Total revenues	39	45	61
Expenses:
Other operating expenses	11,632	14,960	14,267
Other expenses	469	—	—
Interest expense	5,532	6,234	5,047
Total expenses	17,633	21,194	19,314
Loss before equity in net income of subsidiaries	(17,594)	(21,149)	(19,253)
Equity in net (loss) income of subsidiaries	(155,205)	25,973	57,592
Net (loss) income	$(172,799)	$4,824	$38,339
Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(51,921)	50,785	46,942
Total comprehensive (loss) income	$(224,720)	$55,609	$85,281
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net (loss) income	$(172,799)	$4,824	$38,339
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	216	216	182
Share based compensation expense	6,658	7,625	7,178
Equity in undistributed earnings of subsidiaries	218,204	(25,973)	(49,592)
Changes in operating assets and liabilities	(2,364)	6,433	(2,782)
Net cash provided by (used in) operating activities	49,915	(6,875)	(6,675)
Investing activities
Net cash provided by investing activities	—	—	—
Financing activities
Dividends paid	(43,236)	(37,051)	(36,720)
Senior debt issuance	—	164,000	60,000
Senior debt repayments	—	(60,000)	(20,000)
Subsidiary note issuance	—	30,000	—
Subsidiary note repayments	(70,000)	—	—
Contribution to subsidiary	(128,000)	(90,000)	—
Debt issue costs paid	—	—	(711)
Issuances of common shares - public offering	192,107	—	—
Issuances of common shares under equity incentive plans	1,877	2,580	8,286
Common share repurchases	(3,077)	(3,604)	(2,899)
Net cash (used in) provided by financing activities	(50,329)	5,925	7,956
Change in cash and cash equivalents	(414)	(950)	1,281
Cash and cash equivalents at beginning of period	571	1,521	240
Cash and cash equivalents at end of period	$157	$571	$1,521
Supplemental information
Interest paid	$5,954	$6,530	$5,710
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
Adopted Accounting Standards
There were no new accounting standards adopted in 2021 that materially impacted the Company's financial statements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2021
Excess and Surplus Lines	$26,297	$1,623,635	$382,479	$486,000	$13,811	$516,299	$50,283	$91,179	$501,250
Specialty Admitted	(4,889)	686,643	165,998	75,371	3,044	55,875	(8,395)	14,333	83,935
Casualty Reinsurance	47,118	438,195	179,075	134,223	39,445	220,178	27,775	31,571	159,195
Corporate and Other	—	—	—	—	565	—	—	27,609	—
Total	$68,526	$2,748,473	$727,552	$695,594	$56,865	$792,352	$69,663	$164,692	$744,380
December 31, 2020
Excess and Surplus Lines	$25,875	$1,276,054	$345,976	$415,168	$18,664	$318,467	$49,387	$88,520	$450,346
Specialty Admitted	(3,073)	600,309	136,355	57,505	3,392	41,928	(4,525)	13,213	59,884
Casualty Reinsurance	40,151	315,717	148,040	134,133	42,554	118,150	30,716	34,347	137,544
Corporate and Other	—	—	—	—	8,758	—	—	29,418	—
Total	$62,953	$2,192,080	$630,371	$606,806	$73,368	$478,545	$75,578	$165,498	$647,774
December 31, 2019
Excess and Surplus Lines	$24,428	$1,245,581	$267,924	$625,528	$21,358	$528,133	$49,720	$87,326	$685,814
Specialty Admitted	(2,902)	511,027	115,606	54,338	3,802	34,860	(3,560)	13,986	58,637
Casualty Reinsurance	40,480	288,898	140,847	143,880	46,325	109,109	37,733	41,932	151,699
Corporate and Other	—	—	—	—	4,167	—	—	27,664	—
Total	$62,006	$2,045,506	$524,377	$823,746	$75,652	$672,102	$83,893	$170,908	$896,150

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2021
Excess and Surplus Lines Written Premiums	$833,657	$332,407	$—	$501,250	—
Specialty Admitted Written Premiums	488,377	407,626	3,184	83,935	3.8%
Casualty Reinsurance Written Premiums	—	22,886	182,081	159,195	114.4%
Total Written Premiums	$1,322,034	$762,919	$185,265	$744,380	24.9%
Year Ended December 31, 2020
Excess and Surplus Lines Written Premiums	$699,143	$248,797	$—	$450,346	—
Specialty Admitted Written Premiums	404,851	348,807	3,840	59,884	6.4%
Casualty Reinsurance Written Premiums	—	11,622	149,166	137,544	108.4%
Total Written Premiums	$1,103,994	$609,226	$153,006	$647,774	23.6%
Year Ended December 31, 2019
Excess and Surplus Lines Written Premiums	$922,320	$236,506	$—	$685,814	—
Specialty Admitted Written Premiums	383,628	329,005	4,014	58,637	6.8%
Casualty Reinsurance Written Premiums	—	9,074	160,773	151,699	106.0%
Total Written Premiums	$1,305,948	$574,585	$164,787	$896,150	18.4%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2021
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$8,317	$9,426	$(1,063)	$16,680
Allowance for Credit Losses on Reinsurance Balances	335	296	—	631
Allowance for Credit Losses on Bank Loans	—	—	—	—
Total	$8,652	$9,722	$(1,063)	$17,311
Year Ended December 31, 2020
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$5,659	$3,318	$(660)	$8,317
Allowance for Credit Losses on Reinsurance Balances	335	—	—	335
Allowance for Credit Losses on Bank Loans	7,181	—	(7,181)	—
Total	$13,175	$3,318	$(7,841)	$8,652
Year Ended December 31, 2019
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$3,948	$2,523	$(812)	$5,659
Allowance for Credit Losses on Bank Loans	—	8,898	(1,717)	7,181
Total	$3,948	$11,421	$(2,529)	$12,840
In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for bank loan participations effective January 1, 2020. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Also upon adoption of ASU 2016-13, the Company established an allowance for credit losses on reinsurance balances.

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred policy acquisition costs	$68,526	$62,953	$62,006
Reserve for losses and loss adjustment expenses	2,748,473	2,192,080	2,045,506
Unearned premiums	727,552	630,371	524,377
Net earned premiums	695,594	606,806	823,746
Net investment income	56,865	73,368	75,652
Losses and loss adjustment expenses incurred:
Current year	466,574	386,341	603,094
Prior year	325,778	92,204	69,008
Total losses and loss adjustment expenses incurred	792,352	478,545	672,102
Amortization of policy acquisition costs	69,663	75,578	83,893
Paid losses and loss adjustment expenses, net of reinsurance	522,747	469,945	488,729
Net written premiums	744,380	647,774	896,150