Form 10-K/A
period 2021-12-31
James River Group Holdings, Ltd.
filed 2022-04-28
CIK 1620459

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 30, 2021, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $1,362,783,768.
The number of the registrant’s common shares outstanding was 37,448,314 as of February 25, 2022.

Explanatory Note
James River Group Holdings, Ltd. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2022 Annual General Meeting of Shareholders within 120 days of December 31, 2021, as it intends to delay its 2022 Annual General Meeting of Shareholders to a later date within the 2022 fiscal year.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
Our bye-laws provide for a classified Board of Directors, with three Classes of directors and members of each class serving staggered three-year terms. The term of Class I directors ends at our 2024 annual general meeting of shareholders, the term of Class II directors ends at our 2022 annual general meeting of shareholders, and the term of Class III directors ends at our 2023 annual general meeting of shareholders. Notwithstanding the foregoing, there is one Class I director, Kirstin M. Gould, who was appointed as a director immediately following the Company’s 2021 annual general meeting of shareholders for a partial term ending at our annual general meeting in 2022. The Board intends to nominate Ms. Gould for election at the 2022 annual general meeting to serve as a director until the meeting held in 2024, which is the remainder of the three-year term for Class I directors.
The names of our directors, and certain information about them as of April 15, 2022, are set forth below.

Name	Age	Position(s) with the Company	Class
Thomas L. Brown	65	Director	I
Kirstin M. Gould	55	Director	I
Patricia H. Roberts	66	Director	I
Janet Cowell	53	Director	II
Jerry R. Masters(1)	63	Director	II
Ollie L. Sherman, Jr.	70	Director	II
Sundar Srinivasan	49	Director	II
J. Adam Abram	66	Non-Executive Chairman of the Board	III
Frank N. D’Orazio	53	Director and Chief Executive Officer	III
Michael T. Oakes	57	Director	III
______________________
(1) Mr. Masters resigned from the Board of Directors of the Company (the “Board”) on April 26, 2022.
The following biographical information is furnished as to each director.
Thomas L. Brown has served on our Board of Directors since October 2021. Mr. Brown retired in 2019 as the Senior Vice President and Chief Financial Officer of RLI Corp (“RLI”), a NYSE listed specialty insurer serving diverse niche property, casualty and surety markets. He previously served as Vice President and Chief Financial Officer at RLI from 2011 to 2017. Prior to that, Mr. Brown was a partner at PricewaterhouseCoopers LLP, where he served for ten years as its Central Region Financial Services Leader and led teams responsible for the banking, insurance, capital markets, real estate and investment management business sectors. Mr. Brown currently serves on the board of directors of the Chicago Shakespeare Theater and Old National Bancorp, a Nasdaq listed company, and served on the board of First Midwest Bancorp, Inc. from 2017 until its acquisition by Old National Bancorp in February 2022. In 2020, Mr. Brown joined the board of directors of Easter Seals DuPage & Fox Valley, and he previously served on the board of Easter Seals Central Illinois. From 2004 to 2017, Mr. Brown served on the board of trustees of Illinois Wesleyan University. Mr. Brown received a Bachelor of Science degree in Accounting from Illinois Wesleyan University in 1979. He is a certified public accountant.
We believe Mr. Brown’s qualifications to serve on our Board of Directors include his management experience at RLI, his knowledge of the property and casualty insurance industry, his financial and accounting expertise and his experience as a public company board member.

Kirstin M. Gould has served on our Board of Directors since October 2021. Ms. Gould served as Executive Vice President, General Counsel and Corporate Secretary of XL Group Ltd (“XL”), a NYSE listed global insurance and reinsurance company, until XL was acquired by AXA, S.A. in 2018. Ms. Gould joined XL in 2000 and served in various leadership roles during her tenure, including leading the marketing and communications function from 2007-2015 while concurrently serving as General Counsel from September 2007. From 2005-2011, Ms. Gould chaired the Policy Committee of the Association of Bermuda Insurers and Reinsurers (ABIR), which is a trade association of international property and casualty insurers and reinsurers. Ms. Gould currently serves on the board of Pacific Life Re Global Limited where she is a member of the Risk, Audit and Remuneration Committees. She is also the founder of Harrington Advisors LLC, a consulting company focused on strategic advice including M&A, corporate governance and insurance regulatory matters. Ms. Gould began her career in private practice with the law firms Dewey Ballantine LLP in New York (1991-1995) and Clifford Chance LLP in New York and London (1996-2000). Ms. Gould received a Bachelor of Arts degree (summa cum laude) from the State University of New York at Albany and a Juris Doctor degree (cum laude) from the State University of New York at Buffalo School of Law.
We believe Ms. Gould’s qualifications to serve on our Board of Directors include her executive leadership at an international insurance and reinsurance business, as well as her extensive experience in corporate governance, risk management, insurance regulatory matters and insurance company mergers and acquisitions.
Patricia H. Roberts has served on our Board of Directors since July 2019. She retired in 2012 from her dual position as President and Chairman of General Star Management Company and President and Chairman of Genesis Management and Insurance Services Corporation, two wholly-owned subsidiaries of General Reinsurance Corporation (“GenRe”). Ms. Roberts began working at GenRe in 1977 and held positions with increasing levels of responsibility. Ms. Roberts served on the Navigators Group Inc. (“Navigators”) board from 2014 until 2019 when Navigators was sold to Hartford Financial Services Group. Ms. Roberts holds a Bachelor of Science degree in Business Administration from George Mason University and received her CPCU (Chartered Property Casualty Underwriter) designation in 1985.
We believe Ms. Roberts’s qualifications to serve on our Board of Directors include her management experience at GenRe, her knowledge of the insurance and reinsurance industry, her operational and strategic expertise and her experience as a public company board member.
Janet Cowell has served on our Board of Directors since May 2016. Ms. Cowell serves as the President and Chief Executive Officer of Dix Park Conservancy in Raleigh, North Carolina. Ms. Cowell served as Treasurer of the State of North Carolina from 2009 through 2016 and Chief Executive Officer of Girls Who Invest from 2018 through 2020. Before that, Ms. Cowell served as a member of the North Carolina State Senate from 2005 to 2008. Prior to that, she served as a member of the Raleigh City Council from 2001 to 2005, and before that she worked as a business consultant with Sibson & Co. and a securities analyst with HSBC Bank and Lehman Brothers. Ms. Cowell has served as a director of ChannelAdvisor Corporation, an e-commerce cloud platform company, since 2016. Ms. Cowell has served as the independent chair of IFM’s Global Infrastructure Fund Investor Advisor Committee since January 2019. She has served as lead independent director for New Republic Partners, a multi-family office and bank based in Charlotte, NC since 2021. Ms. Cowell received a B.A. from the University of Pennsylvania, an M.B.A. from the Wharton School of Business and an M.A. from the Lauder Institute. Ms. Cowell is also a level 1 CFA.
We believe Ms. Cowell’s qualifications to serve on our Board of Directors include her financial knowledge, significant investment and management experience as well as her knowledge of the Company gained from her service on our Board.
Jerry R. Masters served on our Board of Directors from December 2014 until his resignation from the Board on April 26, 2022. Mr. Masters is currently a private investor. From 1991 to 2000, Mr. Masters held various executive positions within the financial organization at Microsoft Corporation, last serving as Senior Director, a role in which he was responsible for external and internal financial reporting, budgeting and forecasting. From 1980 to 1991, Mr. Masters was a CPA with Deloitte & Touche LLP, where he was a firm-designated insurance specialist. From 2005 until 2014, Mr. Masters served on the board of directors of TransMontaigne Partners LP, a publicly traded oil pipeline and terminal company, as chairman of the Audit and Compensation Committees. Mr. Masters is also chairman of the board of directors of Sandhills State Bank. Mr. Masters majored in Accounting and holds a B.S. in Business Administration from the University of Nebraska.
We believe Mr. Masters’ qualifications to serve on our Board of Directors included his financial and accounting knowledge and extensive financial management experience and executive management experience, including overseeing external and internal financial reporting at a large corporation, as well as his knowledge of the Company gained from his service on our Board.
Ollie L. Sherman, Jr. has served on our Board of Directors since May 2016. Mr. Sherman retired as a Managing Principal with Towers Watson in 2010. At Towers Watson, Mr. Sherman functioned as a consulting actuary and practice manager for Tower Watson’s property and casualty division for over 25 years. Prior to joining Towers Watson, Mr. Sherman was employed by the Travelers Insurance Company for ten years where he had overall responsibility for countrywide workers’ compensation pricing. Mr. Sherman graduated from the University of Virginia with a B.S. in Applied Mathematics, and he is a Fellow of the Casualty Actuarial Society.

We believe Mr. Sherman’s qualifications to serve on our Board of Directors include his extensive experience as a consulting actuary in property and casualty insurance, as well as his knowledge of the Company gained from his service on our Board.
Sundar Srinivasan has served on our Board of Directors since November 2018, and previously served on our Board from 2007 to 2012. Since 2016, Mr. Srinivasan has served as the Chief Executive Officer of Emerald Lake Safety, a pharmaceutical research company which he founded. Mr. Srinivasan also served from 2013 to 2016 as the managing partner of Brookline Advisors LLC, an investment advisory firm advising major institutional investors. From 2003 to 2012, Mr. Srinivasan served as a portfolio manager at Elliott Associates, a multi-strategy investment fund, and prior to that, as a Vice President of Investment Banking at Morgan Stanley, where he specialized in financial institutions. Mr. Srinivasan also previously served as a management consultant at Oliver Wyman. From 2008 to 2009, Mr. Srinivasan served as Chairman of the Board of the general partner of Blue Knight Energy Partners (formerly known as Semgroup Energy Partners, L.P.), a company providing support services for companies engaged in the production, distribution and marketing of crude oil and asphalt product. From 2004 to 2005, Mr. Srinivasan served as Chairman of the Board of Dice, Inc., a company engaged in online technology recruiting and career development. From 2005 to 2008, he was also the Chairman of the Board of Answer Financial, a large personal lines insurance agency.
We believe Mr. Srinivasan’s qualifications to serve on our Board of Directors include his extensive investment management and investment banking experience and knowledge of financial institutions and of the Company based upon his prior service on our Board.
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
Frank N. D’Orazio has served as our Chief Executive Officer and a director since November 2020. Mr. D’Orazio formerly served as Corporate Chief Operating Officer and Chief of Staff of Allied World Assurance Company Holding, Ltd. (“Allied World”), a global provider of property, casualty and specialty insurance and reinsurance, from March 2019 through January 2020. Prior to that, Mr. D’Orazio served as President, Underwriting and Global Risk of Allied World from December 2014 through February 2019. From September 2009 to December 2014, Mr. D’Orazio served as the President — Bermuda and International Insurance of Allied World Ltd. From June 2003, when Mr. D’Orazio joined Allied World, through September 2009, Mr. D’Orazio held leadership roles with increasing responsibility in the company’s general casualty business and in underwriting. Before joining Allied World, Mr. D’Orazio worked for the retail insurance market arm of Munich-American Re-Insurance from August 1994 to May 2003, where he held a succession of underwriting and management positions. Prior to that Mr. D’Orazio held various underwriting positions in the excess casualty division of the Chubb Group of Insurance Companies from June 1990 to July 1994. Mr. D’Orazio received a B.A. from Fairfield University.
We believe Mr. D’Orazio’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer in the insurance industry and significant insurance and underwriting knowledge.
Michael T. Oakes has served on our Board of Directors since December 2007. Mr. Oakes has served as the President of Conifer Group, Inc., a consulting company, since February 2011. Prior to this, Mr. Oakes served as Executive Vice President of the Company from June 2010 until his retirement in January 2011. From December 2007 through June 2010, Mr. Oakes served as our Chief Financial Officer, and from March 2008 through June 2010, he served as our Chief Executive Officer. From 2004 through 2007, he served as Chief Financial Officer of James River Group and from 1998 until 2004, Mr. Oakes was a Managing Director in the Insurance Investment Banking Group at Keefe, Bruyette & Woods, Inc., an investment banking firm based in New York. Mr. Oakes received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill and an M.B.A. from Harvard Business School.

We believe Mr. Oakes’s qualifications to serve on our Board of Directors include his broad range of management, investment banking and capital markets experience, with a focus on financial institutions and insurance companies, as well as his background in accounting and his knowledge of the Company gained from his prior experience as an executive of the Company and service on our Board.
There are no family relationships among any of our directors or executive officers.
Additionally, in connection with the issuance and sale of 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), to GPC Partners Investments (Thames) LP (“GPC Thames”), which was completed on March 1, 2022, GPC Thames received the right to designate one individual (the “Series A Designee”) for nomination to our Board of Directors. GPC Thames has designated Matthew Botein, a Managing Partner of Gallatin Point Capital LLC, an affiliate of GPC Thames, for nomination as the Series A Designee, and, accordingly, the Board approved the appointment of Mr. Botein to serve as a Class I director with a term expiring at the 2024 annual meeting of the Company’s shareholders, effective following receipt of any necessary regulatory approvals. Until applicable regulatory approvals are obtained, Mr. Botein has board observer status.
For additional information regarding the issuance and sale of the Series A Preferred Shares to GPC Thames, including its right to designate a director for nomination, see Item 13. “Certain Relationships and Related Transactions, and Director Independence-Related Party Transactions”.
Executive Officers
The following table identifies each of our executive officers and their age as of April 15, 2022:

Name	Age	Position
Frank N. D’Orazio	53	Chief Executive Officer
Sarah C. Doran	48	Chief Financial Officer
Richard Schmitzer	66	President and Chief Executive Officer of the Excess and Surplus Lines segment
Terence McCafferty	58	President and Chief Executive Officer of the Specialty Admitted Insurance segment
Daniel Heinlein	36	President and Chief Executive Officer of the Casualty Reinsurance segment
The following biographical information is furnished regarding each of our executive officers, excluding Mr. D’Orazio, whose biographical information is included above in the section “Our Board of Directors”.
Sarah C. Doran has served as the Company’s Chief Financial Officer since January 2017. Ms. Doran also serves as a director of our U.K. holding company and a director and officer of most of our domestic subsidiaries. Before joining the Company, Ms. Doran served as Senior Vice President, Strategy, Investor Relations and Treasurer of Allied World Assurance Company Holdings, AG, a global provider of property, casualty and specialty insurance and reinsurance, since April 2013. Prior to that, Ms. Doran worked as an investment banker in the Financial Institutions Group of Barclays and Lehman Brothers. Ms. Doran received an M.B.A. from the University of Chicago and a B.A. in Government from the University of Notre Dame.
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

Daniel Heinlein has served as the President and Chief Executive Officer and a director of JRG Reinsurance Company Ltd. (“JRG Re”), the Company’s subsidiary engaged in third-party casualty reinsurance business, since April 2018. He previously served as Vice President of Underwriting for JRG Re, and in different positions with increasing responsibility at JRG Re from the time he joined the company in 2012. Prior to that, Mr. Heinlein served as Assistant Vice President at Willis Re Inc., a risk management consulting company. Mr. Heinlein is a graduate of Appalachian State University with a B.S. in Business Administration with majors in Finance and Banking and Risk Management and Insurance.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, members of our Board of Directors, persons who own more than 10% of our common shares, or any other person subject to Section 16 of the Exchange Act with respect to our common shares (collectively, “Company Section 16 Persons”), to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on review of the copies of reports filed on EDGAR and written representations that no other reports were required, all filing requirements under Section 16(a) of the Exchange Act applicable to the Company Section 16 Persons were complied with during the year ended December 31, 2021, with the exception of late Form 3 filings for David Gelinne, our Chief Actuary, and Jeanette Miller, our Chief Legal Officer, a late Form 4 filing to report a grant of restricted share units to Mr. Gelinne, and late reporting on a Form 4 of common shares owned by a family trust that became beneficially owned by Ms. Doran when she was subsequently appointed a trustee.
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
Audit Committee
Our Audit Committee consists of Messrs. Brown (Chairman), Sherman and Ms. Cowell. Mr. Masters also served on our Audit Committee as Chairman prior to his resignation from the Board on April 26, 2022. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Additionally, each of the members of our Audit Committee has been identified by our Board of Directors as an “audit committee financial expert” (“AC Financial Expert”) as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Masters acquired the skills necessary to qualify as an AC Financial Expert through his experience as a Senior Director at Microsoft Corporation, where he was responsible for external and internal financial reporting, his accounting and auditing experience while at Deloitte & Touche and his work with the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee. Mr. Brown acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of RLI, his accounting and auditing experience while at PricewaterhouseCoopers LLP and status as a Certified Public Accountant. Mr. Sherman acquired the skills necessary to qualify as an AC Financial Expert through his experience at Towers Watson as a consulting actuary and manager for the company’s property and casualty insurance practice, where his responsibilities included the review of property and casualty insurance financial data in connection with the issuance of actuarial opinions for use in connection with financial statements and other financial analysis. Ms. Cowell acquired the skills necessary to qualify as an AC Financial Expert through her experience as the State Treasurer of North Carolina, where she oversaw the finances of the State as well as a significant number of local governments, including review and submission of their audited financial statements, and her M.B.A. from the Wharton School of Business and status as a level 1 CFA.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the Company’s compensation philosophy, objectives and other relevant policies applicable to our executive officers who are named in the Summary Compensation Table below (our “named executive officers”), and the material factors relevant to an analysis of these policies and decisions. The named executive officers for 2021 are:
•Frank N. D’Orazio, our Chief Executive Officer;
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
•Daniel Heinlein, the President and Chief Executive Officer of JRG Re, our subsidiary engaging in our third-party casualty reinsurance business; and
•Robert P. Myron, who served as our President and Chief Operating Officer until his retirement on July 31, 2021.
Compensation Philosophy and Objectives
In designing and implementing our executive compensation program, the Compensation Committee of the Board (which for purposes of this Executive Compensation discussion we refer to as the “Committee”), and the Board, seek to achieve three principal objectives:
•First, to establish compensation on a fair and reasonable basis that is competitive with our peers in the specialty insurance and reinsurance business, so that we may attract, motivate and retain talented executive officers.
•Second, to create an alignment of interests between our executive officers and shareholders. For this purpose, a portion of each executive officer’s compensation consists of one or more equity awards.
•Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall and to recognize individual performance that contributes to the success of the Company.
The principal elements of our compensation program for our executive officers are base salary, a discretionary bonus and equity awards.
In determining how best to achieve our compensation objectives, the Committee maintains flexibility in order to react to changing conditions and circumstances. For example, in February 2022, the Committee took action to provide for reduced discretionary bonuses for several of our named executive officers, but granted larger equity awards. This action was primarily motivated by our 2021 performance and a desire to further align executive officer compensation with the interests of our shareholders.
Role of Compensation Committee and our Chief Executive Officer in Setting Executive Compensation
The Committee assists our Board with reviewing the performance of our management in achieving corporate goals and objectives and seeking to assure that our executives are compensated effectively in a manner consistent with our strategy, competitive practice and the requirements of the appropriate regulatory bodies. Toward that end, the Committee, among other responsibilities, makes recommendations to our Board regarding director and executive officer compensation and administers our equity compensation plans. The Committee determined its 2021 compensation recommendations for the Board following consultation with Mr. D’Orazio as our Chief Executive Officer, and input from Mr. Abram, our non-Executive Chairman and former Chief Executive Officer, who attended Committee meetings, but did not participate in any approval of the Committee in determining executive officer compensation. Mr. D’Orazio made recommendations to the Committee as to the compensation of other executive officers, and attended portions of Committee sessions where executive officer compensation was discussed. Mr. D’Orazio was not involved in any deliberations regarding his own compensation.

Weighting of Compensation Components
As a general guideline, we use a target allocation of one-third of an executive’s total compensation to base salary, one-third to bonus and one-third to equity awards. When determining the amount of each element of compensation, however, there may be differences due to multiple factors, including market conditions, individual and Company performance and our desire to attract and retain executive officers. For 2021, actual compensation paid differed from these target allocations, in that in February 2022 the Board approved awards for certain officers that included a lower discretionary cash bonus, and a greater amount of compensation in the form of discretionary equity. The lower discretionary cash bonuses were primarily in response to the Company’s 2021 performance, and the greater amount of discretionary equity was granted to further align the interests of our executive officers and our shareholders.
Internal Pay Equity
Differences in compensation levels paid to our executive officers generally reflect their differing levels of responsibility. Our Chief Executive Officer has consistently been paid the highest amount of compensation among our executive officers, reflecting reliance on the management and leadership skills of the chief executive officer position.
Executive Compensation Components
Base Salary. The Committee endeavors to set base salaries for executive officers at levels that enable the Company to attract and retain talented individuals and that provide fair compensation, taking into account the officer’s level of responsibility. In February 2022, the Committee recommended to the Board that Mr. D’Orazio receive a salary increase to $925,000, and Ms. Doran receive an increase to $550,000, representing increases over their 2021 salaries of approximately 8.8% and 6.4% respectively. The Committee determined the recommended amount of Mr. D’Orazio’s salary increase based in significant part on the additional responsibilities that he assumed upon Mr. Myron’s retirement, which included assuming responsibility for Mr. Myron’s former direct reports, and direct oversight responsibility of, among other departments, claims, actuarial and information technology. The Committee’s recommendation for Ms. Doran’s salary increase was determined based upon her leadership on several significant matters for the Company, as well as for retention purposes. The Committee also recommended that Messrs. Schmitzer’s, McCafferty’s and Heinlein’s salaries be increased to $650,000, $420,000 and $365,000 respectively, representing raises over their 2021 salaries of approximately 1%, 5% and 4.3%. The Board approved the salary adjustments as recommended by the Committee.
Discretionary Bonuses. Discretionary cash bonuses are a form of short-term incentive compensation that the Committee may recommend to the Board in its discretion. Bonuses are typically determined as a percentage of each named executive officer’s base salary, with the target being 100% of such amount. As indicated above, in February 2022, the Committee determined to reduce cash bonuses below the target amounts in light of the Company’s performance as a whole, and performance of different segments for our segment heads. Cash bonuses awarded to our named executive officers for 2021 performance ranged between 49% to 80% of the target amount.
In determining the amount of discretionary bonus for the named executive officers that would be recommended to the Board, the Committee took into consideration, among other things, (i) the financial performance of the Company as a whole, including the adverse reserve development in the commercial auto book and casualty reinsurance segment, and for our segment leaders, the financial performance of their respective segment, (ii) individual performance, and (iii) maintaining a competitive level of compensation. The individual performance factors considered for each executive officer considered by the Committee included:

Frank N. D’Orazio
In addition to Mr. D’Orazio’s leadership of the Company as our Chief Executive Officer, the following extraordinary activities:
•his leadership in the capital raise during spring 2021 and negotiation and execution of the loss portfolio transaction later in the year, and his work toward similar transactions that occurred in February 2022;
•his recruitment and integration into the Company of the new chief underwriting officer, chief actuary and chief claims officer, and being instrumental in identifying and bringing on two new independent directors with extensive prior experience as executives in the insurance industry; and
•his work in the development of an enhanced enterprise risk management system.

Sarah C. Doran	In addition to Ms. Doran’s leadership in overseeing the financial and legal functions of the Company as our Chief Financial Officer, her role in the capital raise during spring 2021 and the loss portfolio transaction later in the year, and work toward similar transactions that occurred in February 2022.
Richard Schmitzer	Mr. Schmitzer’s leadership of the excess and surplus segment, including the growth and profitability of the core excess and surplus lines business (excluding commercial auto).
Terence McCafferty	Mr. McCafferty’s leadership of the specialty admitted segment, including its significant growth and attractive combined ratio for 2021.
Daniel Heinlein	Mr. Heinlein’s leadership of the casualty reinsurance segment and his assistance with the segment's loss portfolio transfer transaction in February 2022.
The Committee’s bonus recommendations historically have not been, and in determining 2021 bonus amounts were not, determined on a formulaic basis, and no particular weight is assigned to any of the factors considered in arriving at the Committee's recommendations to the Board.
The Board approved cash bonuses for the named executive officers in the amounts recommended by the Committee. The table below sets forth the amount of each named executive officer’s cash bonus and the percentage that it represented of such officer’s 2021 base salary.

Name	2021 Bonus	Bonus as % of 2021 Base Salary
Frank N. D’Orazio	$425,000	50%
Sarah C. Doran	$257,500	50%
Richard Schmitzer	$312,917	49%
Terence McCafferty	$320,000	80%
Daniel Heinlein	$175,000	50%
Robert P. Myron	—	—
The 2021 bonuses payable to Mr. D’Orazio and Ms. Doran were paid in full on or before March 15, 2022, consistent with other employees of our Bermuda and U.S. holding companies. The bonuses payable to Messrs. Schmitzer, McCafferty and Heinlein, who are segment employees, were paid two-thirds on or before March 15, 2022, with the remainder to be paid on or before March 15, 2023, provided that they remain employed by the Company at the time bonuses are paid in the ordinary course.
Equity Awards. Equity awards are made to our executive officers from the Company’s 2014 Long-Term Incentive Plan (the “2014 LTIP”). The equity awards are long-term compensation intended to align the interests of our executive officers with our shareholders. The equity awards are also designed to retain and motivate our executive officers, in that they typically vest in equal installments over a three-year period following the grant date.
Our annual equity awards have customarily been made in February on the day before distribution of our fourth quarter and fiscal year-end earnings release following the close of trading on such date. This practice was used for many years because the annual awards were made in conjunction with our February Board and committee meetings, which have customarily been scheduled the day before distribution of our fiscal year earnings release. In July 2021, the Committee and the Board approved a modification of this practice so that going forward, starting in 2022, the grant date, and therefore pricing, for our annual February equity awards will be on the second trading day following the public dissemination of our fiscal year-end earnings release. The Committee and Board made this change so that the number of shares that are subject to the awards would take into account the trading price of our shares after the markets respond, positively or negatively, to our announced financial results.

2021 Equity Awards
In determining the value of the 2021 equity awards for our named executive officers, the Committee conferred with Mr. D’Orazio and Mr. Abram. Among other items, the parties considered (i) the 2020 financial performance of the Company as a whole, including, where applicable, the performance of the commercial auto division, and, for each segment leader, the 2020 financial performance of their respective segment, (ii) 2020 individual performance, and (iii) maintaining a competitive level of compensation. In addition, Mr. D’Orazio, Mr. Abram and the Committee took into consideration the following factors for each executive:
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
•For Mr. Heinlein, his leadership of the casualty reinsurance segment; and
•For Mr. Myron, his assistance to Mr. D’Orazio in his transition to his role as Chief Executive Officer.
The Committee recommended to the Board for approval, and the Board approved, the value of the RSU awards to the named executive officers.
The grant date fair market value of the RSU awards received by each named executive officer, and the number of common shares awarded based upon the fair market value of the common shares on the date of grant, are as follows:

Name	2021 RSU FMV on Grant Date	Number of Shares Represented by RSU
Frank N. D’Orazio	—	—
Sarah C. Doran	$249,994	4,976
Richard Schmitzer	$329,574	6,560
Terence McCafferty	$386,245	7,688
Daniel Heinlein	$169,912	3,382
Robert P. Myron	$349,972	6,966
The above equity awards vest in equal annual installments over a three-year period following the grant date.
In consideration of the award of RSUs that Mr. D’Orazio received in November 2020 upon joining the Company, he did not receive a new award in February 2021. Mr. Myron’s February 2021 RSU award was forfeited in accordance with its terms at the time of his retirement.
2022 Equity Awards
In determining the recommended value of RSU awards to be made to our executive officers in February 2022, the Committee considered the same performance factors identified in the determination of the amount of discretionary bonuses in February 2022 identified above, and the Committee’s desire to further align the interests of our executive officers and our shareholders. The Committee recommended to the Board for approval, and the Board approved, the value of the RSU awards to the named executive officers.

The grant date fair market value of the RSU awards received by each named executive officer, and the number of common shares awarded based upon the fair market value of the common shares on the date of grant, are as follows:

Name	2022 RSU FMV on Grant Date	Number of Shares Represented by RSU
Frank N. D’Orazio	$1,274,998	62,195
Sarah C. Doran	$590,236	28,792
Richard Schmitzer	$642,388	31,336
Terence McCafferty	$399,996	19,512
Daniel Heinlein	$402,497	19,634
The above equity awards vest in equal annual installments over a three-year period following the grant date.
Welfare Benefits and Perquisites. Our named executive officers are provided welfare benefits that are generally the same as our other employees, such as Company-paid life insurance, contributions to the Company’s 401(k) Plan, medical, dental and vision plan coverage and long and short-term disability insurance.
In addition to the above benefits, Mr. Heinlein and Ms. Doran are entitled to receive benefits based upon their required work for the Company in Bermuda, and Mr. Myron was entitled to such benefits prior to his retirement. The Company implemented these benefits for its executive officers in 2008, when the Company formed its holding and reinsurance company in Bermuda. These benefits are:
•payment of certain housing expenses in Bermuda for Mr. Heinlein and formerly for Mr. Myron;
•payment of travel costs for Mr. Heinlein and formerly Mr. Myron; and
•tax equalization gross-up payments or other Bermuda tax payments (collectively, “Tax Equalization Payments”) to which any of Mr. Heinlein, Ms. Doran, and formerly Mr. Myron, may be subject with respect to payments or benefits that such named executive officer receives under his or her employment agreement.
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
The Company also paid for Mr. Myron’s family to travel occasionally to Bermuda. Any incremental costs to the Company associated with such travel was charged to Mr. Myron.
Leadership Recognition Program. In addition to the other benefits paid to our named executive officers, Mr. Schmitzer receives an annual retention payment under the James River Management Company, Inc. Leadership Recognition Program (the “Recognition Program”). The Recognition Program was adopted by James River Management Company, Inc., one of the Company’s subsidiaries, effective September 30, 2011, to help attract and retain key employees in our excess and surplus lines business. Under the Recognition Program, the Chief Executive Officer of our U.S. holding company, or in the case of executive officers of the Company, our Board of Directors, upon recommendation of the Compensation Committee, selects the employees who participate in the Recognition Program and determines the annual dollar amount to be credited to each participant’s account under the Recognition Program. The dollar amount credited to a participant’s account under the Recognition Program each year is paid to the participant in five equal annual installments, commencing as of the end of the second plan year beginning after the year in which the amount was credited to the participant’s account. Participants must be employed at the time of payment of an installment to be entitled to receive the payment, subject to certain exceptions described under “Potential Payments upon Termination or Change of Control”.
All amounts credited to a participant’s account remain unvested until paid and may be reduced, modified or terminated at the sole discretion of the Company. The Company may amend, modify or terminate the Recognition Program at any time, including, without limitation, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, so as not to trigger any unintended tax consequences prior to the distribution of benefits under the program. There are no vested rights to amounts under the Recognition Program at any time prior to the payment of such amounts, and all amounts under the Recognition Program are at all times discretionary obligations of the Company, which may be reduced or terminated by the Company at any time. Except as otherwise stated above, the Recognition Program is administered by the board of directors of our U.S. holding company.

In 2017, we determined to cease making new dollar credits to accounts under the Recognition Program. The determination was made in recognition of the fact that following our 2014 initial public offering, we were able to make regular equity awards to our executives. All amounts previously credited to Mr. Schmitzer’s account will continue to be paid in accordance with the terms of the Recognition Program.
Mr. Schmitzer received a payout under the terms of the Recognition Program in 2021 of $147,000 based on amounts credited to his account in prior years. Mr. Schmitzer’s last payment under the program will be in 2023.
Termination Benefits
Each of our executive officers is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances. This arrangement provides the named executive officers with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our executive officers continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the executive officer’s termination, such as confidentiality, non-compete and non-solicitation requirements and the requirement that executive officers execute a general release in favor of the Company in order to receive benefits. Executive officers may also receive benefits with respect to unvested equity awards under our 2014 LTIP and in the case of Mr. Schmitzer, the Recognition Program. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control”.
2022 Compensation Developments
The Company, with the Committee’s approval, retained Mercer (US), Inc. (“Mercer”) to develop a peer group of similarly-sized companies in the specialty insurance and reinsurance industries to benchmark the compensation of the Company’s senior executive officers, and to use that information to develop variable cash bonuses under a new short-term incentive (STI) plan and equity compensation under a new long-term incentive (LTI) plan. The STI plan award opportunities will be based on the achievement of specific financial and individual performance objectives, with the financial performance objectives generally consistent with those of other property casualty insurance companies. With respect to the new LTI plan design, Mercer is advising the Company on how to best align executive pay with Company performance and shareholder interests over the long term.
Response to Say-on-Pay Results
In 2018, our shareholders selected, on an advisory basis, the option to hold an advisory vote on executive compensation every year, and after giving this vote consideration, our Board selected an annual frequency to hold the advisory vote. In the 2021 advisory vote, shareholders holding approximately 82% of our common shares that were voted on the proposal voted in favor of the compensation of our named executive officers as described in our 2021 proxy statement. We note the support for our approach to compensation of our executive officers in the 2021 advisory vote, but that there was also room for improvement. Therefore, we continued our general approach when making executive compensation decisions in February 2022, although the Board and Committee are re-evaluating our compensation structure as indicated above.
Compensation Committee Report
The members of the Compensation Committee of the Company have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K and in the definitive proxy statement for our 2022 annual general meeting of shareholders.
Compensation Committee
Patricia H. Roberts (Chairperson)
Ollie L. Sherman, Jr.
Sundar Srinivasan

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers in 2021:

Name and Principal Position	Year	Salary	Bonus	Share Awards(1)	Option Awards	All Other Compensation(2)	Total
		($)	($)	($)	($)	($)	($)
Frank N. D’Orazio, Chief Executive Officer	2021	$850,000	$425,000	—	—	$42,980	$1,317,980
	2020	$141,667	$200,000	$2,999,965	—	$113	$3,341,745
Sarah C. Doran, Chief Financial Officer	2021	$512,500	$257,500	$249,994	—	$35,570	$1,055,564
	2020	$491,667	$250,000	$1,099,950	—	$67,342	$1,908,959
	2019	$450,000	$410,000	$449,981	—	$49,506	$1,359,487
Richard Schmitzer, President and Chief Executive Officer, Excess and Surplus Lines segment	2021	$642,500	$312,917	$329,574	—	$195,371	$1,480,362
	2020	$625,833	$312,917	$542,459	—	$185,678	$1,666,887
	2019	$537,903	—	$526,758	—	$210,958	$1,275,619
Terence McCafferty, President and Chief Executive Officer, Specialty Admitted Insurance segment	2021	$397,708	$320,000	$386,245	—	$36,347	$1,140,300
	2020	$384,375	$288,281	$374,966	—	$27,071	$1,074,693
	2019	$375,000	$375,000	$219,984	—	$308,820	$1,278,804
Daniel Heinlein, President and Chief Executive Officer, Casualty Reinsurance segment	2021	$348,317	$175,000	$169,912	—	$226,270	$919,499
	2020	$338,250	$169,950	$329,978	—	$222,752	$1,060,930
	2019	$328,333	$255,000	$319,984	—	$232,218	$1,135,535
Robert P. Myron(3) Former President and Chief Operating Officer	2021	$408,334	—	$349,972	—	$469,168	$1,227,474
	2020	$691,667	$350,000	$649,984	—	$446,579	$2,138,230
	2019	$709,409	—	$749,982	—	$497,035	$1,956,426
______________________
(1) Represents the aggregate grant date fair value of RSUs awarded under the 2014 Long-Term Incentive Plan (the “2014 LTIP”) computed in accordance with FASB ASC Topic 718.
(2) See the immediately following table for a breakdown of the compensation included in the All Other Compensation column.
(3) Mr. Myron retired on July 31, 2021. All of Mr. Myron’s unvested RSUs, which included all of the RSUs granted to him in 2021, were forfeited upon his retirement in accordance with the terms of the award agreements.

The following table provides a breakdown of the amounts set forth in the All Other Compensation column of the Summary Compensation Table:

Name	401(k) Plan Contribution	Transportation (a)	Housing (b)	Taxes (c)	Retention Award (d)	Accrued Dividends Paid Upon Vesting of RSU Awards	Other (e)	Total All Other Compensation
	($)	($)	($)	($)	($)	($)	($)	($)
Frank N. D’Orazio	$17,400	—	—	—	—	$25,067	$513	$42,980
Sarah C. Doran	$17,400	—	—	—	—	$17,657	$513	$35,570
Richard Schmitzer	$17,400	—	—	—	$147,000	$30,458	$513	$195,371
Terence McCafferty	$17,400	—	—	—	—	$18,434	$513	$36,347
Daniel Heinlein	$17,400	$9,534	$136,181	$37,000	—	$14,057	$12,098	$226,270
Robert P. Myron	$17,400	$1,926	$95,040	$92,594	—	$110,209	$151,999	$469,168
______________________
(a) For Messrs. Heinlein and Myron, the transportation benefit represents home leave and travel costs incurred for travel to Bermuda, as well as the cost of any occasional family travel to Bermuda paid for by the Company.
(b) The housing benefit represents the cost of housing and utilities in Bermuda paid or reimbursed by the Company for Messrs. Heinlein and Myron. Mr. Myron's family occasionally stayed in, and Mr. Heinlein’s family lives in, the housing paid for by the Company with such executives. There is no incremental cost allocated for family use of these homes.
(c) The tax benefit represents Tax Equalization Payments made to Messrs. Heinlein and Myron.
(d) Represents amount of retention award paid in 2021 pursuant to the James River Management Company, Inc. Leadership Recognition Program.
(e) The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Messrs. Heinlein and Myron also includes tax preparation services. The amount shown for Mr. Myron also includes compensation in the amount of $146,000, which he was paid for rendering consulting services to the Company following his retirement until December 31, 2021. The amount shown for Mr. Heinlein also includes club membership fees paid by the Company for the purpose of business entertainment.

Grants of Plan-Based Awards
The following table provides information regarding grants of equity awards to each of our named executive officers during 2021. All equity awards granted to our named executive officers in 2021 were in the form of RSUs and were made under our 2014 LTIP.

Name	Grant Date		Numbers of Shares or Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(1)
Frank N. D’Orazio	—	—	—	—	—
Sarah C. Doran	2/17/2021		4,976		$249,994
Richard Schmitzer	2/17/2021		6,560		$329,574
Terence McCafferty	2/17/2021		7,688		$386,245
Daniel Heinlein	2/17/2021		3,382		$169,912
Robert P. Myron	2/17/2021		6,966(2)		$349,972
______________________
(1) The grant date fair value of the RSUs was calculated in accordance with FASB ASC Topic 718.
(2) Mr. Myron’s unvested RSUs were forfeited in accordance with their terms upon his retirement on July 31, 2021.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2021. Mr. Myron’s unvested RSUs were forfeited in accordance with their terms upon his retirement, and therefore he held no outstanding equity awards on December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Frank N. D’Orazio	11/2/2020(2)	—	—	—	—	41,780	$1,203,682
Sarah C. Doran	2/20/2019(2)	—	—	—	—	3,566	$102,736
	2/19/2020(2)	—	—	—	—	6,888	$198,443
	10/28/2020(2)	—	—	—	—	8,281	$238,576
	2/17/2021(2)	—	—	—	—	4,976	$143,359
Richard Schmitzer	2/16/2016(3)	43,427	—	$32.07	2/15/2023	—	—
	2/20/2019(2)	—	—	—	—	4,174	$120,253
	2/19/2020(2)	—	—	—	—	8,304	$239,238
	2/17/2021(2)	—	—	—	—	6,560	$188,994
Terence McCafferty	2/20/2019(2)	—	—	—	—	1,743	$50,216
	2/19/2020(2)	—	—	—	—	5,740	$165,369
	2/17/2021(2)	—	—	—	—	7,688	$221,491
Daniel Heinlein	2/14/2017(3)	6,266	—	$42.17	2/14/2024	—	—
	2/20/2019(2)	—	—	—	—	2,536	$73,062
	2/19/2020(2)	—	—	—	—	5,052	$145,548
	2/17/2021(2)	—	—	—	—	3,382	$97,435
Robert P. Myron	—	—	—	—	—	—	—
______________________
(1) Market value is calculated as the number of common shares indicated multiplied by $28.81, which was the closing price of the Company’s common shares on December 31, 2021 as reported by the NASDAQ Stock Market.
(2) Vesting occurs in three equal annual installments beginning on the first anniversary of the grant date.
(3) Vesting occurred in three equal annual installments beginning on the first anniversary of the grant date.

Option Exercises and Stock Vested
The following table presents certain information concerning the exercise of stock options and the vesting of stock awards held by our named executive officers during 2021.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Frank N. D’Orazio	—	—	20,889	$675,341
Sarah C. Doran	—	—	11,149	$478,122
Richard Schmitzer	—	—	12,620	$622,418
Terence McCafferty	—	—	7,615	$320,665
Daniel Heinlein	—	—	6,433	$317,276
Robert P. Myron	—	—	35,911	$1,766,882
______________________
(1) The value realized equals the closing sales price of our common shares on the vesting date as reported on the NASDAQ Stock Market, multiplied by the number of shares as to which the RSUs vested.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2021.

Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2021 compensation of our Chief Executive Officer, Frank N. D’Orazio, to the total compensation for 2021 of our median employee. We determined our median employee for purposes of this disclosure by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2021 for every full-time, part-time and short-term employee employed by us at December 31, 2021 (excluding Mr. D’Orazio). We annualized this pay for employees who had worked for us for less than a full year. Once we determined the median employee, we calculated that employee’s total compensation for 2021 in the same manner utilized to determine the amount reported for Mr. D’Orazio in the “Total Compensation” column of our 2021 Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s total annual compensation was $1,317,980, and our median employee’s total annual compensation was $90,701. The ratio of the total annual compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2021 is approximately 15 to 1.
Potential Payments upon Termination or Change of Control
Employment Agreements
We are a party to an employment agreement with each of our named executive officers, with the exception of Mr. Myron, whose employment agreement terminated in connection with his retirement. The employment agreements provide for certain payments and benefits to be provided to our named executive officers if their employment is terminated by us without Cause (as defined in each employment agreement) or by the named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a 12 month period (except in the case of (A) Mr. D’Orazio, who will receive such benefit for 18 months, and (B) Mr. McCafferty, who will receive such benefit for 18 months following a termination by the Company of Mr. McCafferty’s employment without Cause, or termination by him for Good Reason); provided that, in the event post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, (iii) any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date, and (iv) in the case of Mr. D’Orazio only, payment of a pro-rated portion of Mr. D’Orazio’s target bonus for the year in which he is terminated, which pro-rated amount would be determined based upon the period of the year he served as Chief Executive Officer prior to the termination date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay each named executive officer accrued but not yet paid base salary and any accrued but unused vacation, as well as accrued and not yet paid Tax Equalization Payments, in each case through the date of termination of such executive officer’s employment.
Additionally, Ms. Doran and Mr. Heinlein are entitled to reimbursement for relocation expenses from North Carolina, in the case of Ms. Doran, and Bermuda, in the case of Mr. Heinlein, under the circumstances specified in the applicable named executive officer’s table set forth below under “Quantification of Termination Benefits”.
Separation Payments
The table below sets forth the manner to calculate the Separation Payment pursuant to his or her employment agreement, and the period after termination that the named executive officer will be eligible to receive a Separation Payment, for each named executive officer serving in such capacity at December 31, 2021. Unless otherwise specified, the period for payment is the same for an executive officer irrespective of the basis for termination and whether or not it occurred in the 12-month period following a Change in Control (as defined in the employment agreements where relevant to an employee’s separation arrangements).

Name	Manner to Calculate Separation Payment and Period for Payment
Frank N. D’Orazio	Amount per month equal to base salary in effect on the date of termination divided by 12, payable for 18 months.
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
Equity Awards
Pursuant to the terms of RSUs and share option awards under the 2014 LTIP, if the employment of a named executive officer is terminated without Cause, or such named executive officer terminates his or her employment for Good Reason (in each case as defined in the named executive officer’s employment agreement), following a Change in Control (as defined in the 2014 LTIP), then all of such named executive officer’s unvested outstanding RSUs and share options shall accelerate and become vested. In any other circumstance that a named executive officer is terminated, his or her unvested options and RSUs will be forfeited on the date that such officer’s employment with the Company terminates.
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

Recognition Program
Pursuant to the Recognition Program, Mr. Schmitzer may be entitled to receive payments upon death, retirement or a Change in Control (as defined under the Recognition Program), in addition to any Separation Benefits he may be entitled to under his employment agreement.
Under the Recognition Program, if a participant retires or dies while an employee of the Company after attaining age 65 and performing 10 years of continuous service (a “Qualified Separation”), then the value of the participant’s account shall be paid to him or his beneficiary in three equal annual installments commencing in the plan year in which the Qualified Separation occurs; provided, that in the case of a Qualified Separation due to retirement, the participant has entered into a non-competition and non-solicitation agreement with the Company. Mr. Schmitzer has satisfied the requirements for a Qualified Separation, and accordingly, is eligible to receive these benefits upon his retirement or death while an employee of the Company.
If a Change in Control (as defined in the Recognition Program) occurs, then each participant employed by the Company as of the date of the Change in Control shall be entitled to payment of their account in three equal annual installments commencing in the plan year during which the Change of Control occurs. A participant must remain employed by the Company on the date actual payment is to be made to be eligible to receive any such payment, unless the participant experiences a Qualified Separation or is terminated by the Company without Cause (as defined in the Recognition Program).
Quantification of Termination Benefits
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2021, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for RSUs is determined in accordance with SEC rules as the number of shares subject to RSUs that received accelerated vesting, multiplied by $28.81, which was the closing price of our common shares on December 31, 2021, as reported by the NASDAQ Stock Market. The value for RSUs also includes the aggregate amount of dividends that had accrued on unvested RSUs, which amount is paid upon vesting of the awards.

Frank N. D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2021, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)
Separation Payment	$1,275,000	$1,275,000	$1,275,000
Insurance	$29,982	$29,982	$29,982
Discretionary Bonus	$850,000	$850,000	$850,000
RSUs (amount includes accrued dividends payable upon vesting)	—	$1,266,352	—
Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to had she been terminated on December 31, 2021, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of her employment by the Company without Cause, by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause; or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)
Separation Payment	$1,030,000	$1,287,500	$1,287,500
Insurance	$16,518	$16,518	$16,518
Discretionary Bonus	—	—	—
Relocation Expenses from North Carolina	$100,000	$100,000	$100,000
RSUs (amount includes accrued dividends payable upon vesting)	—	$730,875	—

Richard Schmitzer. The following table describes the potential estimated payments that Mr. Schmitzer would have been entitled to had he been terminated on December 31, 2021, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Schmitzer’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Schmitzer would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants. Additionally, with respect to benefits payable under the Recognition Program, the amount set forth below assumes that the Company has not reduced, modified or terminated any amounts credited to Mr. Schmitzer’s account, which it is permitted to do in its sole discretion under the Recognition Program, and that in a case of payment for a Change in Control without an accompanying termination of employment, Mr. Schmitzer either remains employed by the Company until the date that all payments are made, or is terminated without cause prior to such date.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Non-Renewal Termination (without Change in Control)	Without Cause (with Change in Control)	For Good Reason (with Change in Control)	Non- Renewal Termination (with Change in Control)	Change in Control (without Accompanying Termination)	Retirement or Death
Separation Payment	$963,750	$642,500	$1,927,500	$1,927,500	$1,285,000	—	—
Insurance	$13,284	$13,284	$13,284	$13,284	$13,284	—	—
Discretionary Bonus	$104,306	$104,306	$104,306	$104,306	$104,306	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	—	$591,313	$591,313	—	—	—
Recognition Program	—	—	$80,500	—	—	$80,500	$80,500

Terence McCafferty. The following table describes the potential estimated payments that Mr. McCafferty would have been entitled to had he been terminated on December 31, 2021, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. McCafferty’s employment was actually terminated under the circumstances set forth or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. McCafferty would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)
Separation Payment	$600,000	$1,000,000	$400,000
Insurance	$24,778	$24,778	$16,518
Discretionary Bonus	$96,094	$96,094	$96,094
RSUs (amount includes accrued dividends payable upon vesting)	—	$466,353	—
Daniel Heinlein. The following table describes the potential estimated payments that Mr. Heinlein would have been entitled to had he been terminated on December 31, 2021, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Heinlein’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Heinlein would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The payment for the relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)	Death or Disability, or Executive Initiated Non-Renewal Termination
Separation Payment	$525,000	$700,000	$350,000	—
Insurance	$18,352	$18,352	$18,352	—
Discretionary Bonus	$56,650	$56,650	$56,650	—
Relocation Expenses from Bermuda	$25,000	$25,000	$25,000	$25,000(1)
RSUs (amount includes accrued dividends payable upon vesting)	—	$341,359	—	—
______________________
(1) In the event of Mr. Heinlein’s death, his family will be entitled to this benefit.

Compensation Paid to Mr. Myron in Connection with his Retirement
In connection with Mr. Myron’s retirement on July 31, 2021, we entered into a Separation and Release Agreement (the “Separation Agreement”) with him, which among other things, provided for a mutual waiver of liability by the Company and Mr. Myron, subject to certain limited exceptions, including continuing obligations of the Company to provide indemnification for any claims arising out of Mr. Myron’s service to the Company as an executive officer under applicable law, our Bye-laws and the indemnification agreement to which Mr. Myron is a party. The Separation Agreement also provided for Mr. Myron to provide consulting services to us for the period August 1, 2021 through December 31, 2021 for a monthly payment of $29,167. Mr. Myron’s outstanding RSU awards terminated in accordance with their terms on the date of his retirement.
Compensation Risk Assessment
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company. We do not have any programs where a participant may directly affect variability or timing of payout. Rather, our compensation programs include a combination of fixed base salaries, discretionary cash bonuses and long-term incentive awards generally with fixed times for payment. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks. In particular, because the cash bonuses are discretionary, and for executive officers, have a target payout equivalent to their base salary, we believe that the risk of employees taking actions that are detrimental to the Company or that create excessive risk are reduced. Additionally, the long-term incentive awards, awarded in the form of RSUs, typically vest in annual installments over a three-year period, incentivizing executives to maintain a long-term perspective in conducting business, rather than seeking short-term gain. Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Compensation Committee if any concerns should arise.
Compensation Committee Interlocks and Insider Participation
During 2021, prior to the Company’s 2021 annual general meeting of shareholders, our Compensation Committee consisted of Mr. Christopher Harris (Chairperson), Mr. Masters and Ms. Roberts, and, after the Company’s 2021 annual general meeting of shareholders, our Compensation Committee consisted of Ms. Roberts (Chairperson), Mr. Sherman, Mr. Srinivasan, and prior to his resignation from the Board on April 26, 2022, Mr. Masters. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Compensation of Directors
Our non-employee directors (excluding Mr. Abram, whose director compensation is described below) receive annual cash compensation in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and an RSU award with a fair market value of $50,000 per year. The awards of RSUs are made from the Non-Employee Director Plan customarily in February of each year, and vest in full on the first anniversary of the date of the grant.
In addition to the aforementioned compensation, the Chairman of our Audit Committee is paid additional cash compensation in the amount of $25,000 per year for service in such capacity. No other committee chairman or committee member receives additional compensation for such service.
Mr. Abram, as our Non-Executive Chairman, is paid $18,750 per month in cash, for such service, which amount is paid to him monthly.

The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
	($)	($)	($)	($)
J. Adam Abram	$225,000	—	—	$225,000
Thomas L. Brown	$22,758	—	—	$22,758
Janet Cowell	$125,000	$49,989	$1,378	$176,367
Kirstin M. Gould	$22,758	—	—	$22,758
Christopher L. Harris	$102,582	$49,989	$2,273	$154,844
Jerry R. Masters	$150,000	$49,989	$1,378	$201,367
Michael T. Oakes	$125,000	$49,989	$1,378	$176,367
Patricia H. Roberts	$125,000	$49,989	$1,378	$176,367
Ollie L. Sherman, Jr.	$125,000	$49,989	$1,378	$176,367
Sundar Srinivasan	$125,000	$49,989	$1,378	$176,367
______________________
(1) The cash compensation paid to Messrs. Harris and Brown, and Ms. Gould was prorated based upon the portion of the year that such individuals served as directors during 2021. Mr. Harris served as a director until the expiration of his term as a Class I director at our 2021 annual general meeting of shareholders, at which time Mr. Brown and Ms. Gould joined the board as Class I directors.
(2) Represents the grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan (the “2014 Director Plan”), calculated in accordance with FASB ASC Topic 718.
(3) Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	5,970(2)	—	94,781
2014 Long-Term Incentive Plan, as amended	574,139(3)	$35.26	1,326,456(4)
Equity compensation plans not approved by shareholders:	—	—	—
Total	580,109	$35.26	1,421,237
______________________
(1) RSUs are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2) Consists solely of RSUs
(3) Includes 286,165 RSUs.
(4) Pursuant to the terms of the 2014 LTIP, 500,000 of the shares remaining available for issuance under this plan may only be awarded in the form of share appreciation rights or options.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of April 15, 2022 regarding the beneficial ownership of our common shares by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common shares, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table appearing in Item 11 above and (4) all directors and executive officers as of April 15, 2022 as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options or conversion of a security held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2022. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or convertible security for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of April 15, 2022, there were a total of 37,448,314 common shares and 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) issued and outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Class	Number of Series A Preferred Shares Beneficially Owned	Percentage of Series A Preferred Shares Beneficially Owned
5% or more Shareholders:
GPC Partners Investments (Thames) LP	5,640,158(1)	15.1%	150,000	100%
BlackRock, Inc.	5,383,750(2)	14.4%
The Vanguard Group	2,440,606(3)	6.5%
T. Rowe Price Associates, Inc.	2,253,930(4)	6.0%
Champlain Investment Partners, LLC	1,954,785(5)	5.2%
Directors and Executive Officers: (6)
J. Adam Abram	482,943	1.3%
Frank N. D’Orazio	64,340	*
Thomas L. Brown	5,000	*
Janet Cowell	7,702	*
Kirstin M. Gould	4,150	*
Jerry R. Masters(7)	24,153	*
Michael T. Oakes	17,003	*
Patricia H. Roberts	8,448	*
Ollie L. Sherman, Jr.	10,797	*
Sundar Srinivasan	15,831	*
Sarah C. Doran	39,733	*
Richard Schmitzer	238,045(8)	*
Terence McCafferty	15,521	*
Daniel Heinlein	23,331(9)	*
Robert P. Myron	219,662(10)	*
All directors and executive officers as of April 15, 2022 as a group (14 persons)	956,997(11)	2.6%
______________________
* Represents beneficial ownership of less than 1%.

(1) Information is based on the Schedule 13G filed with the SEC on March 11, 2022 by GPC Partners Investments (Thames) LP (“GPC Thames”), GPC Partners II GP LLC (“GPC II GP”), Gallatin Point Capital LLC (“Gallatin Point”), Matthew B. Botein and Lewis A. (Lee) Sachs (collectively, the “GPC Parties”). The GPC Parties reported that their beneficial ownership of 5,640,158 shares (the “Subject Shares”) represents common shares issuable upon conversion of Series A Preferred Shares. GPC Thames, GPC II GP and Gallatin Point reported sole voting and sole dispositive power over the Subject Shares, and Messrs. Botein and Sachs reported shared voting power and shared dispositive power over the Subject Shares. GPC Thames is the direct holder of the Series A Preferred Shares that may be converted into the Subject Shares. The Series A Preferred Shares vote on an as converted basis with holders of our common shares; provided, however, that pursuant to the terms of the Series A Preferred Shares, they may not be voted by the Gallatin Parties in excess of 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of our outstanding voting securities.
Gallatin Point is the managing member of GPC II GP, which. in turn, is the general partner of GPC Thames. Messrs. Botein and Sachs jointly control Gallatin Point through multiple intermediate entities. The address of the GPC Parties is 600 Steamboat Road, Greenwich, CT 06830.
(2) Information is based on Amendment No. 6 to Schedule 13G filed with the SEC on January 27, 2022 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 5,335,357 common shares and sole dispositive power over 5,383,750 common shares. The common shares are reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(3) Information is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 10, 2022 by The Vanguard Group (“Vanguard”). Vanguard reported shared voting power over 35,882 common shares, sole dispositive power over 2,375,399 common shares and shared dispositive power over 65,207 common shares. The common shares are reported as beneficially owned by Vanguard and certain of its subsidiaries. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA, 19355.
(4) Information is based on the Schedule 13G filed with the SEC on February 14, 2022 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates reported sole voting power over 763,473 common shares and sole dispositive power over 2,253,930 common shares. The common shares are reported as beneficially owned by Price Associates and certain of its individual or institutional clients for which Price Associates serves as investment adviser. The address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.
(5) Information is based on the Schedule 13G filed with the SEC on February 11, 2022 by Champlain Investment Partners, LLC (“Champlain”). Champlain reported sole voting power over 1,519,620 common shares and sole dispositive power over 1,954,785 common shares. The common shares are reported as beneficially owned by Champlain as an investment adviser. The address of Champlain is 180 Battery Street, Burlington, VT 05401.
(6) The address of each director and executive officer listed is c/o James River Group Holdings, Ltd., P. O. Box 1502, Hamilton HM FX, Bermuda.
(7) Mr. Masters resigned from the Board on April 26, 2022.
(8) The reported amount includes 43,427 common shares issuable upon the exercise of vested options.
(9) The reported amount includes 6,266 common shares issuable upon the exercise of vested options.
(10) Information is based on the amount of securities beneficially owned by Mr. Myron as of the date of his retirement on July 31, 2021.
(11) The reported amount includes 49,693 common shares issuable upon the exercise of vested options.

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
Related Party Transactions
We agreed to compensate Mr. Myron $29,167 per month for consulting services he provided to the Company as requested by Mr. D’Orazio for the period of August 1, 2021 through December 31, 2021. For additional information regarding this transaction, please see the Executive Compensation discussion in this 10-K/A.
On February 24, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with GPC Partners Investments (Thames) LP (“GPC Thames”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 of our Series A Preferred Shares, for an aggregate purchase price of $150 million, or $1,000 per share. The transaction closed on March 1, 2022. Holders of the Series A Preferred Shares will be entitled to a dividend at the initial rate of 7% per annum of the $1,000 liquidation preference, payable in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations) plus 5.2%. Dividends will accrue quarterly.
Holders of the Series A Preferred Shares are entitled to vote with the holders of our common shares on an as-converted basis. Holders of the Series A Preferred Shares are entitled to a separate class vote with respect to amendments to our organizational documents that have an adverse effect on the Series A Preferred Shares, authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A Preferred Shares, increases or decreases in the number of authorized Series A Preferred Shares, or the issuance of any additional Series A Preferred Shares other than in payment of dividends on the outstanding Series A Preferred Shares. In no event will the Series A Preferred Shares held by GPC Thames and its permitted transferees, together with any common shares received on conversion of Series A Preferred Shares or as dividends with respect to Series A Preferred Shares, be entitled to vote in excess of 9.9% of the aggregate voting power of our then-outstanding common shares on an as converted basis or of our outstanding voting securities. Upon a transfer of Series A Preferred Shares to an unaffiliated third party, the voting limitation will cease to apply unless the third party transferee affirmatively elects to be limited in the same manner as the transferor. GPC Thames and any transferees will also be subject to the voting limitation imposed on all U.S. persons contained in our bye-laws to the extent such restrictions are applicable.
Until GPC Thames and its permitted transferees no longer beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate (a) at least 50% of the number of common shares beneficially owned by GPC Thames, on an as-converted basis, as of the closing date on March 1, 2022 and (b) beneficially own at least 5% of the number of common shares on an as-converted basis, GPC Thames will be entitled to designate one individual (the “Series A Designee”) for nomination to our Board of Directors. GPC Thames has designated Matthew Botein for nomination as the Series A Designee, and, accordingly, the Board approved the appointment of Mr. Botein to serve as a Class I director with a term expiring at the 2024 annual meeting of the Company's shareholders, effective following receipt of any necessary regulatory approvals. Until applicable regulatory approvals are obtained, Mr. Botein has board observer status.
For further information regarding the Investment Agreement, including a description of certain obligations and restrictions binding on the parties thereto and the terms of the Series A Preferred Shares, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on February 28, 2022 and March 8, 2022.

Director Independence
Our Board has reviewed the independence of our directors using the NASDAQ Stock Market independence standards. Based on this review, we have determined that Messrs. Brown, Masters, Oakes, Sherman, and Srinivasan and Ms. Cowell, Ms. Gould and Ms. Roberts are independent. Mr. Masters resigned from the Board on April 26, 2022.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP (Charlotte, North Carolina, PCAOB ID: 42, “EY”) for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit Fees	$2,020,095	$2,024,461
Audit-Related Fees	—	—
Tax Fees	$297,440	$239,500
All Other Fees	$4,165	$3,405
Total Fees	$2,321,700	$2,267,366
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2021 and 2020.
Audit-related fees. Audit-related fees principally would include due diligence in connection with acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions.
Tax Fees. Tax fees in 2021 and 2020 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
All Other Fees. All other fees in 2021 and 2020 were for permitted accounting research software licensing fees.
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
During our 2021 and 2020 fiscal years, all audit, audit-related, tax fees and other fees for services performed by Ernst & Young LLP were pre-approved by the Audit Committee in compliance with applicable SEC requirements.

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

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+
4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.11	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.12	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.13	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+

Exhibit Number	Description
4.14	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.15	Indenture, dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.16	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.17	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
4.18
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 of the Annual Report on Form 10-K filed on February 27, 2020, Commission File No. 001-36777)

10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2022, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.3
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.6
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.7
Second Amendment to Credit Agreement dated as of February 18, 2022 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.8
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.9
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.10
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.11
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd. †
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm †
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) †
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) †
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
*    Denotes a management contract or compensatory plan or arrangement.
†    Previously filed with the Original Form 10-K.
+    Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will furnish a copy to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	April 28, 2022
Frank N. D’Orazio Chief Executive Officer and Director