Form 10-Q
period 2022-03-31
James River Group Holdings, Ltd.
filed 2022-05-10
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at May 6, 2022: 37,450,264

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
•the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•a persistent high inflationary environment could have a negative impact on our reserves, the values of our investments and investment returns, and our compensation expenses;
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
•changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends; and
•other risks and uncertainties discussed elsewhere in this Quarterly Report.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2022	December 31, 2021
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2022 – $1,726,202; 2021 – $1,643,865)	$1,662,278	$1,677,561
Equity securities, at fair value (cost: 2022 – $93,089; 2021 – $95,783)	102,973	108,410
Bank loan participations, at fair value	159,084	156,043
Short-term investments	147,334	136,563
Other invested assets	53,298	51,908
Total invested assets	2,124,967	2,130,485

Cash and cash equivalents	270,195	190,123
Restricted cash equivalents	102,009	102,005
Accrued investment income	11,730	11,037
Premiums receivable and agents’ balances, net	367,991	393,967
Reinsurance recoverable on unpaid losses, net	1,617,884	1,348,628
Reinsurance recoverable on paid losses	87,595	82,235
Prepaid reinsurance premiums	284,686	291,498
Deferred policy acquisition costs	66,028	68,526
Intangible assets, net	35,948	36,039
Goodwill	181,831	181,831
Other assets	116,354	112,176
Total assets	$5,267,218	$4,948,550

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2022	December 31, 2021
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,750,188	$2,748,473
Unearned premiums	706,770	727,552
Payables to reinsurers	127,012	135,617
Funds held	371,853	97,360
Senior debt	222,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	48,229	57,920
Other liabilities	144,236	89,911
Total liabilities	4,474,643	4,223,188
Commitments and contingent liabilities
Series A redeemable preferred shares – 2022 and 2021: $0.00125 par value; 20,000,000 shares authorized; 150,000 and no shares issued and outstanding, respectively	144,898	—
Shareholders’ equity:
Common shares – 2022 and 2021: $0.0002 par value; 200,000,000 shares authorized; 37,448,314 and 37,373,066 shares issued and outstanding, respectively	7	7
Additional paid-in capital	862,904	862,040
Retained deficit	(159,241)	(166,663)
Accumulated other comprehensive (loss) income	(55,993)	29,978
Total shareholders’ equity	647,677	725,362
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,267,218	$4,948,550

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share amounts)
Revenues
Gross written premiums	$359,936	$373,255
Ceded written premiums	(184,077)	(198,656)
Net written premiums	175,859	174,599
Change in net unearned premiums	13,965	(14,006)
Net earned premiums	189,824	160,593
Net investment income	16,267	15,089
Net realized and unrealized (losses) gains on investments	(5,010)	6,272
Other income	867	1,026
Total revenues	201,948	182,980
Expenses
Losses and loss adjustment expenses	135,608	273,500
Other operating expenses	50,061	47,381
Other expenses	368	621
Interest expense	2,292	2,216
Amortization of intangible assets	91	91
Total expenses	188,420	323,809
Income (loss) before taxes	13,528	(140,829)
Income tax expense (benefit)	3,323	(37,369)
Net income (loss)	10,205	(103,460)
Dividends on Series A preferred shares	(875)	—
Net income (loss) available to common shareholders	$9,330	$(103,460)

Other comprehensive loss:
Net unrealized losses, net of taxes of $(11,649) in 2022 and $(5,647) in 2021	(85,971)	(42,688)
Total comprehensive loss	$(75,766)	$(146,148)

Net income (loss) per common share:
Basic	$0.25	$(3.37)
Diluted	$0.25	$(3.37)
Dividend declared per common share	$0.05	$0.30
Weighted-average common shares outstanding:
Basic	37,406,913	30,713,986
Diluted	37,554,662	30,713,986

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share amounts)
Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	10,205	—	10,205
Other comprehensive loss	—	—	—	—	(85,971)	(85,971)
Vesting of RSUs	75,248	—	(922)	—	—	(922)
Compensation expense under share incentive plans	—	—	1,786	—	—	1,786
Dividends on Series A preferred shares	—	—	—	(875)	—	(875)
Dividends on common shares	—	—	—	(1,908)	—	(1,908)
Balances at March 31, 2022	37,448,314	$7	$862,904	$(159,241)	$(55,993)	$647,677

Balances at December 31, 2020	30,649,261	$6	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	(103,460)	—	(103,460)
Other comprehensive loss	—	—	—	—	(42,688)	(42,688)
Exercise of stock options	16,471	—	159	—	—	159
Vesting of RSUs	109,198	—	(2,553)	—	—	(2,553)
Compensation expense under share incentive plans	—	—	1,905	—	—	1,905
Dividends on common shares	—	—	—	(9,343)	—	(9,343)
Balances at March 31, 2021	30,774,930	$6	$663,987	$(63,576)	$39,211	$639,628

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities
Net cash provided by (used in) operating activities (a)	$65,355	$(81,005)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(154,091)	(171,178)
Sales – fixed maturity securities	22,450	33,041
Maturities and calls – fixed maturity securities	48,781	73,530
Purchases – equity securities	(2,747)	(4,305)
Sales – equity securities	5,089	3,776
Bank loan participations:
Purchases	(33,536)	(35,832)
Sales	20,983	15,527
Maturities	7,571	11,190
Other invested assets:
Purchases	—	(9,795)
Return of capital	214	249
Short-term investments, net	(10,771)	79,091
Securities receivable or payable, net	10,652	10,694
Purchases of property and equipment	(1,729)	—
Net cash (used in) provided by investing activities	(87,134)	5,988
Financing activities
Senior debt repayments	(40,000)	—
Issuance of Series A preferred shares	144,898	—
Issuance of common shares under equity incentive plans	—	159
Common share repurchases	(922)	(2,553)
Dividends on common shares	(2,121)	(9,610)
Net cash provided by (used in) financing activities	101,855	(12,004)
Change in cash, cash equivalents, and restricted cash equivalents	80,076	(87,021)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	292,128	1,022,180
Cash, cash equivalents, and restricted cash equivalents at end of period	$372,204	$935,159
Supplemental information
Interest paid	$2,495	$2,482

Restricted cash equivalents at beginning of period	$102,005	$859,920
Restricted cash equivalents at end of period	$102,009	$751,668
Change in restricted cash equivalents	$4	$(108,252)

(a) Cash used in operating activities for the three months ended March 31, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by operating activities was $65.4 million and $27.2 million for the three months ended March 31, 2022 and 2021, respectively.
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
•James River Group is a Delaware domiciled insurance holding company formed in 2002 which owns all of the Company’s U.S.-based subsidiaries, either directly or indirectly through one of its wholly-owned U.S. subsidiaries. James River Group oversees the Company’s U.S. insurance operations and maintains all of the outstanding debt in the U.S.
•James River Insurance Company is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, a Virginia domiciled company, is authorized to write business in every state and the District of Columbia.
•Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted fronting and program business and individual risk workers' compensation insurance.
•JRG Reinsurance Company Ltd. (“JRG Re”) was formed in 2007 and commenced operations in 2008. JRG Re, a Bermuda domiciled reinsurer, primarily provides non-catastrophe casualty reinsurance to U.S. third parties and, through December 31, 2017, to the Company’s U.S.-based insurance subsidiaries.
•Carolina Re Ltd (“Carolina Re”) was formed in 2018 and as of January 1, 2018 provides reinsurance to the Company’s U.S.-based insurance subsidiaries. Carolina Re was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021.
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $28.5 million and $26.9 million at March 31, 2022 and December 31, 2021, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the three months ended March 31, 2022, our U.S. federal income tax expense was 24.6% of the income before taxes. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and due to discreet items for the quarter primarily related to excess tax expenses associated with vested restricted share units (“RSUs”) in the three months ended March 31, 2022. The Company had a pre-tax loss of $140.8 million for the three months ended March 31, 2021 and recorded a U.S. federal income tax benefit of $37.4 million. The pre-tax loss was largely driven by the $170.1 million of net adverse reserve development on prior accident years, including $168.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the three months ended March 31, 2021, our U.S. federal income tax benefit was 26.5% of the loss before taxes.
Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our Series A preferred shares on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The new guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. Adoption of the new standard did not materially impact our financial position, results of operations, or earnings per share for the three months ended March 31, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2022
Fixed maturity securities:
State and municipal	$337,908	$2,865	$(21,281)	$319,492
Residential mortgage-backed	260,942	462	(13,503)	247,901
Corporate	736,153	5,059	(25,837)	715,375
Commercial mortgage and asset-backed	315,566	277	(10,086)	305,757
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,633	168	(2,048)	73,753
Total fixed maturity securities, available-for-sale	$1,726,202	$8,831	$(72,755)	$1,662,278
December 31, 2021
Fixed maturity securities:
State and municipal	$323,773	$12,156	$(2,212)	$333,717
Residential mortgage-backed	246,586	2,384	(2,339)	246,631
Corporate	711,930	26,119	(5,714)	732,335
Commercial mortgage and asset-backed	301,247	4,941	(1,700)	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	653	(592)	60,390
Total fixed maturity securities, available-for-sale	$1,643,865	$46,253	$(12,557)	$1,677,561
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2022 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$103,147	$103,369
After one year through five years	464,925	458,531
After five years through ten years	332,124	311,381
After ten years	249,498	235,339
Residential mortgage-backed	260,942	247,901
Commercial mortgage and asset-backed	315,566	305,757
Total	$1,726,202	$1,662,278

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2022
Fixed maturity securities:
State and municipal	$241,369	$(20,170)	$7,019	$(1,111)	$248,388	$(21,281)
Residential mortgage-backed	174,854	(9,524)	47,740	(3,979)	222,594	(13,503)
Corporate	292,795	(17,462)	66,603	(8,375)	359,398	(25,837)
Commercial mortgage and asset-backed	261,381	(9,355)	8,159	(731)	269,540	(10,086)
U.S. Treasury securities and obligations guaranteed by the U.S. government	27,557	(1,095)	15,749	(953)	43,306	(2,048)
Total fixed maturity securities, available-for-sale	$997,956	$(57,606)	$145,270	$(15,149)	$1,143,226	$(72,755)
December 31, 2021
Fixed maturity securities:
State and municipal	$93,313	$(2,162)	$1,150	$(50)	$94,463	$(2,212)
Residential mortgage-backed	140,386	(2,337)	147	(2)	140,533	(2,339)
Corporate	179,078	(4,232)	18,635	(1,482)	197,713	(5,714)
Commercial mortgage and asset-backed	159,289	(1,695)	1,229	(5)	160,518	(1,700)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,378	(592)	—	—	24,378	(592)
Total fixed maturity securities, available-for-sale	$596,444	$(11,018)	$21,161	$(1,539)	$617,605	$(12,557)

At March 31, 2022, the Company held fixed maturity securities of 435 issuers that were in an unrealized loss position with a total fair value of $1,143.2 million and gross unrealized losses of $72.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At March 31, 2022, 99.3% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2022 had an aggregate fair value of $11.2 million and an aggregate net unrealized gain of $1,200.
The Company reviews its available-for-sale fixed maturities to determine whether unrealized losses are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related are recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2022, December 31, 2021, or March 31, 2021. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At March 31, 2022, the Company's bank loan portfolio had an aggregate fair value of $159.1 million and unpaid principal of $164.1 million. Investment income on bank loan participations included in net investment income was $2.4 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Net realized and unrealized gains (losses) on investments includes losses of $2.1 million and gains of $3.8 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, management concluded that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2022 or December 31, 2021.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturity securities:
Gross realized gains	$366	$1,056
Gross realized losses	(164)	(22)
	202	1,034
Bank loan participations:
Gross realized gains	95	198
Gross realized losses	(184)	(260)
Changes in fair values of bank loan participations	(2,009)	3,911
	(2,098)	3,849
Equity securities:
Gross realized gains	24	29
Gross realized losses	(381)	(401)
Changes in fair values of equity securities	(2,742)	1,745
	(3,099)	1,373
Short-term investments and other:
Gross realized gains	—	5
Gross realized losses	(15)	—
Changes in fair values of short-term investments and other	—	11
	(15)	16
Total	$(5,010)	$6,272

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

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$25,655	$24,211	$2,280	$—
Corporate & Other	2,838	2,709	244	(915)
	28,493	26,920	2,524	(915)
Renewable energy notes receivable (b)
Excess and Surplus Lines	2,329	2,329	70	104
Corporate & Other	2,911	2,911	87	130
	5,240	5,240	157	234
Limited partnerships (c)
Excess and Surplus Lines	12,915	13,098	132	175
Corporate & Other	2,150	2,150	—	754
	15,065	15,248	132	929
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	86	—
Corporate & Other	—	—	—	86
	4,500	4,500	86	86
Total other invested assets
Excess and Surplus Lines	45,399	44,138	2,568	279
Corporate & Other	7,899	7,770	331	55
	$53,298	$51,908	$2,899	$334

(a)The Company's Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $951,000 and $265,000 in the three months ended March 31, 2022 and 2021, respectively.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At March 31, 2022, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At March 31, 2022, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2022 and December 31, 2021.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2022		December 31, 2021
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,827	11,611	6,736
Identifiable intangible assets subject to amortization		11,611	6,827	11,611	6,736
		$42,775	$6,827	$42,775	$6,736

4.    Earnings (Loss) Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net income (loss)	$10,205	$(103,460)
Less: Dividends on Series A preferred shares	$(875)	$—
Net income (loss) available to common shareholders	$9,330	$(103,460)

Weighted average common shares outstanding:
Basic	37,406,913	30,713,986
Dilutive potential common shares	147,749	—
Diluted	37,554,662	30,713,986

Earnings (loss) per common share:
Basic	$0.25	$(3.37)
Dilutive potential common shares	—	—
Diluted	$0.25	$(3.37)
For the three months ended March 31, 2022, potential common shares of 2,230,695 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. Potential common shares of 306,712 were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2021 as a net loss in the period made the effects of all potential common shares anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $604,000 at March 31, 2022, $631,000 at December 31, 2021, and $335,000 at March 31, 2021 and December 31, 2020.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,399,214	$1,386,061
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	128,804	103,366
Prior years	6,804	170,134
Total incurred losses and loss and adjustment expenses	135,608	273,500
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	2,774	3,194
Prior years	100,855	121,588
Total loss and loss adjustment expense payments	103,629	124,782
Deduct: Loss reserves ceded in Retrocession Agreement	299,493	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,131,700	1,534,779
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,618,488	879,067
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,750,188	$2,413,846

The Company experienced $6.8 million of net adverse reserve development in the three months ended March 31, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021. This reserve development included $59,000 of net favorable development in the Excess and Surplus Lines segment, $63,000 of net adverse development in the Specialty Admitted Insurance segment, and $6.8 million of net adverse development in the Casualty Reinsurance segment that was associated with the Retrocession Agreement (as defined below).
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) will pay FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $170.1 million of net adverse reserve development in the three months ended March 31, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $168.7 million of net adverse development in the Excess and Surplus Lines segment, including $170.0 million on commercial auto business, almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. The Company also experienced $1.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $2.5 million of net adverse development in the Casualty Reinsurance segment.
6.    Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Unrealized losses arising during the period, before U.S. income taxes	$(97,418)	$(47,300)
U.S. income taxes	11,608	5,453
Unrealized losses arising during the period, net of U.S. income taxes	(85,810)	(41,847)
Less reclassification adjustment:
Net realized investment gains	202	1,035
U.S. income taxes	(41)	(194)
Reclassification adjustment for investment gains realized in net income	161	841
Other comprehensive loss	$(85,971)	$(42,688)
The Company's invested assets at March 31, 2022 include $1,662.3 million of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the three months ended March 31, 2022 and 2021, the fair values of our fixed maturity securities were negatively impacted by rising interest rates leading to unrealized losses recognized in other comprehensive loss.
In addition to the $202,000 and $1.0 million of net realized investment gains on available-for-sale fixed maturities for the three months ended March 31, 2022 and 2021, respectively, the Company also recognized net realized and unrealized investment (losses) gains in the respective periods of $(2.1) million and $3.8 million on its investments in bank loan participations and $(3.1) million and $1.4 million on its investments in equity securities.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the "Court") by Employees' Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, "Defendants"). On September 22, 2021, the Court entered an order appointing Employees' Retirement Fund of the City of Fort Worth and the City of Miami General Employees' and Sanitation Employees' Retirement

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Trust as co-lead plaintiffs (together, "Plaintiffs"). Plaintiffs' consolidated amended complaint was filed on November 19, 2021 (the "Amended Complaint"), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs’ opposition to the motion to dismiss was filed on March 4, 2022, and the Defendants’ reply to the Plaintiff's opposition was filed on April 4, 2022. We believe that Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.6 million of letters of credit were issued through March 31, 2022 which were secured by deposits of $9.2 million. Under a $102.5 million facility, $38.2 million of letters of credit were issued through March 31, 2022 which were secured by deposits of $45.5 million. Under a $100.0 million facility, $22.6 million of letters of credit were issued through March 31, 2022 which were secured by deposits of $30.4 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $397.7 million at March 31, 2022.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River Insurance Company and James River Casualty Company (together, “James River”) previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier LLC and its affiliates (collectively, “Rasier”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “LPT Agreement”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier, to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the LPT Agreement, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral for the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2022, the balance in the Indemnity Trust was $494.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $564.1 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2022, the balance in the LPT Trust was $214.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $242.5 million. At March 31, 2022, the total reinsurance recoverables under the LPT Agreement was $237.3 million (including $225.5 million of unpaid recoverables and $11.8 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At March 31, 2022, the balance in the Loss Fund Trust was $102.0 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
While the LPT Agreement brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the LPT Agreement if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the LPT Agreement, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral in accordance with the terms of the LPT Agreement and Indemnity Agreements when our analysis indicates that we have uncollateralized exposure.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive loss less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of $800,000 and $927,000 for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three months ended March 31, 2022 and 2021, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2022
Gross written premiums	$204,282	$125,710	$29,944	$—	$359,936
Net earned premiums	131,301	19,318	39,205	—	189,824
Underwriting profit (loss) of operating segments	21,457	209	(8,837)	—	12,829
Net investment income	5,542	757	9,713	255	16,267
Interest expense	—	—	15	2,277	2,292
Segment revenues	133,392	20,363	47,871	322	201,948
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,000,524	1,103,658	2,126,040	36,996	5,267,218

Three Months Ended March 31, 2021
Gross written premiums	$181,358	$127,036	$64,861	$—	$373,255
Net earned premiums	113,708	16,357	30,528	—	160,593
Underwriting (loss) profit of operating segments	(150,946)	1,266	(1,625)	—	(151,305)
Net investment income	3,706	822	10,556	5	15,089
Interest expense	—	—	—	2,216	2,216
Segment revenues	118,796	18,565	45,517	102	182,980
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,129,985	980,824	1,930,747	68,151	5,109,707

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$21,457	$(150,946)
Specialty Admitted Insurance	209	1,266
Casualty Reinsurance	(8,837)	(1,625)
Total underwriting profit (loss) of operating segments	12,829	(151,305)
Other operating expenses of the Corporate and Other segment	(7,874)	(8,056)
Underwriting profit (loss)	4,955	(159,361)
Net investment income	16,267	15,089
Net realized and unrealized (losses) gains on investments	(5,010)	6,272
Amortization of intangible assets	(91)	(91)
Other income and expenses	(301)	(522)
Interest expense	(2,292)	(2,216)
Income (loss) before income taxes	$13,528	$(140,829)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amortization of policy acquisition costs	$22,837	$21,475
Other underwriting expenses of the operating segments	19,350	17,850
Other operating expenses of the Corporate and Other segment	7,874	8,056
Total	$50,061	$47,381
Other expenses of $347,000 and $621,000 for the three months ended March 31, 2022 and 2021, respectively, include legal fees related to a purported class action lawsuit, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company’s investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs,

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2020.
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
Assets measured at fair value on a recurring basis as of March 31, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$319,492	$—	$319,492
Residential mortgage-backed	—	247,901	—	247,901
Corporate	—	715,375	—	715,375
Commercial mortgage and asset-backed	—	305,757	—	305,757
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,393	360	—	73,753
Total fixed maturity securities, available-for-sale	$73,393	$1,588,885	$—	$1,662,278
Equity securities:
Preferred stock	—	55,876	—	55,876
Common stock	43,660	3,437	—	47,097
Total equity securities	$43,660	$59,313	$—	$102,973
Bank loan participations	$—	$159,084	$—	$159,084
Short-term investments	$—	$147,334	$—	$147,334

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$333,717	$—	$333,717
Residential mortgage-backed	—	246,631	—	246,631
Corporate	—	732,335	—	732,335
Commercial mortgage and asset-backed	—	304,488	—	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	59,988	402	—	60,390
Total fixed maturity securities, available-for-sale	$59,988	$1,617,573	$—	$1,677,561
Equity securities:
Preferred stock	—	63,612	—	63,612
Common stock	41,244	3,452	102	44,798
Total equity securities	$41,244	$67,064	$102	$108,410
Bank loan participations	$—	$156,043	$—	$156,043
Short-term investments	$—	$136,563	$—	$136,563

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$102	$980
Transfers out of Level 3	—	—
Transfers in to Level 3	—	—
Purchases	—	—
Sales	(92)	(282)
Maturities, calls and paydowns	—	(24)
Amortization of discount	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(10)	(375)
Included in other comprehensive income	—	—
Ending balance	$—	$299

The Company had one equity security at December 31, 2021 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $102,000 for the equity security was based on expected proceeds from its sale. During the three months ended March 31, 2022, the Company sold the equity security.
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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 or 2021. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2022 and December 31, 2021, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,662,278	$1,662,278	$1,677,561	$1,677,561
Equity securities	102,973	102,973	108,410	108,410
Bank loan participations	159,084	159,084	156,043	156,043
Cash and cash equivalents	270,195	270,195	190,123	190,123
Restricted cash equivalents	102,009	102,009	102,005	102,005
Short-term investments	147,334	147,334	136,563	136,563
Other invested assets – notes receivable	9,740	11,694	9,740	11,921
Liabilities
Senior debt	222,300	213,148	262,300	252,213
Junior subordinated debt	104,055	105,143	104,055	106,635

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2022 and December 31, 2021 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2022 and December 31, 2021, respectively.
The fair values of senior debt and junior subordinated debt at March 31, 2022 and December 31, 2021 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At March 31, 2022, unsecured loans of $21.5 million and secured letters of credit totaling

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

$22.6 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at March 31, 2022.
12.    Series A Preferred Shares
On February 24, 2022, we entered into an Investment Agreement with GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The transaction closed on March 1, 2022 (the “Series A Closing Date”).
The Series A Preferred Shares rank senior to our common shares with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company, upon which the holders of Series A Preferred Shares would receive the greater of the $1,000 liquidation preference per share (the “Liquidation Preference”) plus accrued and unpaid dividends, or the amount they would have received if they had converted all of their Series A Preferred Shares to common shares immediately before such liquidation, dissolution or winding up.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue quarterly and are payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2022. Dividends accrued on the Series A Preferred Shares in the three months ended March 31, 2022 (which represent dividends from the Series A Closing Date through March 31, 2022) were $875,000.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of adverse reserve developments.
At any time on or after the two year anniversary of the Series A Closing Date, if the volume-weighted average price (“VWAP”) per Common Share is greater than 130% of the then-applicable conversion price for at least twenty (20) consecutive trading days, the Company will be able to elect to convert (a “Mandatory Conversion”) all of the outstanding Series A Preferred Shares into Common Shares. In the case of a Mandatory Conversion, each Series A Preferred Share then outstanding will be converted into (i) the number of Common Shares equal to the quotient of (A) the sum of the Liquidation Preference and the accrued and unpaid dividends with respect to such Series A Preferred Share to be converted divided by (B) the conversion price of such share in effect as of the date of the Mandatory Conversion plus (ii) cash in lieu of fractional shares.
Upon any Mandatory Conversion on or before the five-year anniversary of the Series A Closing Date, all dividends that would have accrued from the date of the Mandatory Conversion to the later of the five-year anniversary of the Series A Closing Date or the last day of the eighth quarter following the date of the Mandatory Conversion, the last eight quarters of which will be discounted to present value using a discount rate of 3.5% per annum, and will be immediately payable in Common Shares, valued at the average of the daily VWAP of the Company’s Common Shares during the five (5) trading days immediately preceding the Mandatory Conversion.
The holders of the Series A Preferred Shares may require us to repurchase their shares upon the occurrence of certain change of control events. Upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations designating the Series A Preferred Shares), each holder of outstanding Series A Preferred Shares will be permitted to, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into Common Shares, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares at a purchase price per Series A Preferred Share equal to the Liquidation Preference of such Series A Preferred Share plus accrued and unpaid dividends. The repurchase price will be payable in cash.
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares have been classified as mezzanine equity in the Company's condensed consolidated balance sheets and are initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in an initial value of $144.9 million.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners has designated Matthew Botein as the Series A Designee and, accordingly, the Board approved the appointment of Mr. Botein to serve as a Class I director with a term expiring at the 2024 annual meeting of the Company’s shareholders, effective following receipt of any necessary regulatory approvals. Until applicable regulatory approvals are obtained, Mr. Botein will have board observer status.
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,448,314 at March 31, 2022, reflecting 75,248 common shares issued in the three months ended March 31, 2022 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first three months of 2022 and 2021:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
Included in the total dividends for the three months ended March 31, 2022 and 2021 are $36,000 and $113,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $305,000 at March 31, 2022 and $518,000 at December 31, 2021.
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
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at March 31, 2022, 807,190 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at March 31, 2022, 75,269 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—
Exercised	—	$—	(29,884)	$26.37
Forfeited	—	$—	—	$—
End of period	287,974	$35.26	433,440	$32.65
Exercisable, end of period	287,974	$35.26	433,440	$32.65

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at March 31, 2022 was 1.2 years.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	538,778	$20.50	138,936	$50.24
Vested	(109,589)	$45.57	(161,004)	$41.89
Forfeited	—	$—	(1,089)	$42.44
Unvested, end of period	721,324	$26.97	376,699	$46.78
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant.
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Share based compensation expense	$1,786	$1,905
U.S. tax benefit on share based compensation expense	336	294

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2022, the Company had $18.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.
14.    Subsequent Events
On April 28, 2022, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on June 30, 2022 to shareholders of record on June 13, 2022.
On April 28, 2022, the Board of Directors declared a 7% dividend on the Series A Preferred Shares. The dividend of $3.5 million will be payable in cash on June 30, 2022 to shareholders of record on June 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our Business
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns while managing our capital.
We are organized into four reportable segments, which are separately managed business units:
•The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
•The Specialty Admitted Insurance segment approaches the insurance market in two ways: as a risk bearing underwriter, and as a “fronting” company. The Company’s risk bearing underwriting is focused on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers. In its fronting business, the Specialty Admitted segment works with distributors, such as managing general agents and other producers, by using our licensure, rating and administrative services in order to produce and service insurance policies for reinsurers and other third party risk bearing entities. We charge fees for “fronting” for these capital providers. In some instances, we retain a small percentage of the risk on fronted business, generally 10%-30%. This segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia;
•The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) through JRG Reinsurance Company Ltd. (“JRG Re”). JRG Re has also in the past provided reinsurance to the Company’s U.S.-based insurance subsidiaries through a quota-share reinsurance agreement. Carolina Re Ltd (“Carolina Re”) was formed in 2018 to also provide reinsurance to the Company’s U.S. based insurance subsidiaries through a quota-share reinsurance agreement, and was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021. JRG Re and Carolina Re are both Bermuda-based reinsurance companies.
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses and investment valuation and impairment. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to any of these policies during the current year.
Impact of the COVID-19 Pandemic
For a discussion of the impact of the coronavirus (COVID-19) pandemic and related economic conditions on the Company’s results for the year ended December 31, 2021, please see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report. The Company continues to monitor the impact that the ongoing coronavirus (COVID-19) pandemic may be having on the Company’s financial condition and results of operations.
Recent Strategic Actions
Issuance of Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A preferred shares accrue quarterly at the initial rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. Dividends accrued on the Series A Preferred Shares in the three months ended March 31, 2022 (which represent the dividends from March 1, 2022, the date of issuance of the Series A Preferred Shares, through March 31, 2022) were $875,000. Please see “Part I—Item 1—Note 12. Series A Preferred Shares” in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Loss Portfolio Transfer Retrocession Agreement
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) will pay FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Gross written premiums	$359,936	$373,255	(3.6)%
Net retention (1)	48.9%	46.8%
Net written premiums	$175,859	$174,599	0.7%
Net earned premiums	$189,824	$160,593	18.2%
Losses and loss adjustment expenses	(135,608)	(273,500)	(50.4)%
Other operating expenses	(49,261)	(46,454)	6.0%
Underwriting profit (loss) (2), (3)	4,955	(159,361)	—
Net investment income	16,267	15,089	7.8%
Net realized and unrealized (losses) gains on investments	(5,010)	6,272	—
Other income and expense	(301)	(522)	(42.3)%
Interest expense	(2,292)	(2,216)	3.4%
Amortization of intangible assets	(91)	(91)	—%
Income (loss) before taxes	13,528	(140,829)	—
Income tax expense (benefit)	3,323	(37,369)	—
Net income (loss)	$10,205	$(103,460)	—
Dividends on Series A Preferred Shares	$(875)	$—	—
Net income (loss) to common shareholders	$9,330	$(103,460)	—
Adjusted net operating income (loss) (4)	$13,867	$(108,795)	—
Ratios:
Loss ratio	71.4%	170.3%
Expense ratio	26.0%	28.9%
Combined ratio	97.4%	199.2%
Accident year loss ratio (5)	67.9%	64.4%
(1)Net retention is defined as the ratio of net written premiums to gross written premiums.
(2)Underwriting profit (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before taxes and for additional information.
(3)Included in underwriting results for the three months ended March 31, 2022 and 2021 is gross fee income of $5.6 million and $5.1 million, respectively.
(4)Adjusted net operating income (loss) is a non-GAAP measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to net income (loss) and for additional information.
(5)Accident year loss ratio is defined as the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
Three Months Ended March 31, 2022 and 2021
The Company had an underwriting profit of $5.0 million for the three months ended March 31, 2022 compared to an underwriting loss of $159.4 million for the same period in the prior year. Underwriting results for the three months ended March 31, 2022 include $11.5 million of incurred losses (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the Casualty Reinsurance segment associated with the Retrocession Agreement. Underwriting results for the three months ended March 31, 2021 include $170.1 million of net adverse reserve development on prior accident years, including $168.7 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previously canceled commercial auto account (see underwriting results of the Excess and Surplus Lines segment below for further discussion).

The results for the three months ended March 31, 2022 and 2021 also include certain non-operating items that are significant to the Company. These items (on a pre-tax basis) include:
•Net realized and unrealized investment (losses) gains of $(5.0) million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively. The net realized and unrealized investment losses for the three months ended March 31, 2022 include $(2.7) million and $(2.0) million of unrealized losses related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively ($1.7 million and $3.9 million of unrealized gains for the three months ended March 31, 2021, respectively). See “— Investing Results" for more information on these realized and unrealized investment gains.
•Other expenses were $347,000 and $621,000 for the three months ended March 31, 2022 and 2021, respectively, and include legal fees related to a purported class action lawsuit, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs.
We define adjusted net operating income (loss) as income (loss) available to common shareholders excluding net realized and unrealized (losses) gains on investments, and certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income (loss) before taxes and net income (loss) reconcile to our adjusted net operating income (loss) as follows:

	Three Months Ended March 31,
	2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$12,653	$9,330	$(140,829)	$(103,460)
Net realized and unrealized investment losses (gains)	5,010	4,190	(6,272)	(5,751)
Other expenses	347	347	527	416
Adjusted net operating income (loss)	$18,010	$13,867	$(146,574)	$(108,795)

Combined Ratios
The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and other operating expenses to net earned premiums. Our combined ratio for the three months ended March 31, 2022 was 97.4%. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio for the three months ended March 31, 2022 includes $6.8 million, or 3.6 percentage points, of net adverse reserve development on prior accident years, including $59,000 of net favorable reserve development from the Excess and Surplus Lines segment, $63,000 of net adverse reserve development from the Specialty Admitted Insurance segment, and $6.8 million of net adverse reserve development from the Casualty Reinsurance segment associated with the Retrocession Agreement. In addition to the $6.8 million of net adverse reserve development, the Casualty Reinsurance segment also incurred $4.7 million of current accident year losses associated with the Retrocession Agreement in the three months ended March 31, 2022. In total, the $11.5 million of incurred losses associated with the Retrocession Agreement represented 6.1 percentage points of the consolidated combined ratio for the three months ended March 31, 2022.
The combined ratio for the three months ended March 31, 2021 was 199.2%. The combined ratio for the three months ended March 31, 2021 includes $170.1 million, or 105.9 percentage points, of net adverse reserve development on prior accident years, including $168.7 million of net adverse reserve development from the Excess and Surplus Lines segment (see underwriting results of the Excess and Surplus Lines segment for further discussion), $1.0 million of net favorable reserve development from the Specialty Admitted Insurance segment, and $2.5 million of net adverse reserve development from the Casualty Reinsurance segment.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re, an entity domiciled in Bermuda that made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Internal Revenue Code of 1986, as amended, effective January 1, 2018. Through December 31, 2021, JRG Re also provided aggregate stop loss reinsurance to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
Expense Ratios
Our expense ratio decreased from 28.9% for three months ended March 31, 2021 to 26.0% for the three months ended March 31, 2022, driven primarily by higher net earned premiums across all of our segments. The expense ratio for the Excess and Surplus Lines segment decreased from 20.1% in the prior year quarter to 19.0% in the current quarter, reflecting a 15.5% increase in net earned premiums including in lines that have meaningful ceding commissions. The Excess and Surplus Lines segment is our largest segment and makes up 69.2% of consolidated net earned premiums for the three months ended March 31, 2022 compared to 70.8% for three months ended March 31, 2021. The expense ratio for the Specialty Admitted Insurance segment decreased from 26.6% in the prior year quarter to 19.0% in the current quarter driven by a 26.8% increase in net earned premiums for the fronting business and increased gross fee income ($5.6 million in the current quarter compared to $5.1 million in the prior year quarter). Net earned premiums in the Casualty Reinsurance segment increased 28.4% over the prior year, and this, combined with lower compensation expenses and more favorable commission slide adjustments, produced a lower current year expense ratio (32.6% in the current quarter compared to 36.5% in the prior year).
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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$204,282	$181,358	12.6%
Specialty Admitted Insurance	125,710	127,036	(1.0)%
Casualty Reinsurance	29,944	64,861	(53.8)%
	$359,936	$373,255	(3.6)%
Net written premiums:
Excess and Surplus Lines	$125,710	$108,433	15.9%
Specialty Admitted Insurance	20,205	22,005	(8.2)%
Casualty Reinsurance	29,944	44,161	(32.2)%
	$175,859	$174,599	0.7%
Net earned premiums:
Excess and Surplus Lines	$131,301	$113,708	15.5%
Specialty Admitted Insurance	19,318	16,357	18.1%
Casualty Reinsurance	39,205	30,528	28.4%
	$189,824	$160,593	18.2%
Gross written premiums for the Excess and Surplus Lines segment (which represents 56.8% of our consolidated gross written premiums in the three months ended March 31, 2022) increased 12.6% from the corresponding three month period in the prior year. Policy submissions for Core E&S lines (excluding commercial auto) were roughly even with the prior year, but our ratio of bound policies to quoted policies improved generating 7.3% more bound policies in the three months ended March 31, 2022 than in the three months ended March 31, 2021. The total number of policies in force for the segment increased 18.3%

over the prior year. Renewal rates for the Excess and Surplus Lines segment were up 8.4% compared to the three months ended March 31, 2021. The change in gross written premiums compared to the same period in 2021 was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Excess Casualty	$70,182	$68,401	2.6%
Manufacturers & Contractors	35,799	31,855	12.4%
General Casualty	34,395	29,379	17.1%
Energy	12,030	10,771	11.7%
Excess Property	9,804	6,859	42.9%
Small Business	9,048	7,462	21.3%
Life Sciences	6,824	5,700	19.7%
Environmental	3,890	2,714	43.3%
Sports & Entertainment	2,820	1,556	81.2%
All other Core E&S divisions	11,085	10,873	1.9%
Total Core E&S divisions	195,877	175,570	11.6%
Commercial Auto	8,405	5,788	45.2%
Excess and Surplus Lines gross written premium	$204,282	$181,358	12.6%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.9% of our consolidated gross written premiums for the three months ended March 31, 2022) are as follows:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Individual risk workers’ compensation premium	$15,619	$16,186	(3.5)%
Fronting and program premium	110,091	110,850	(0.7)%
Specialty Admitted gross written premium	$125,710	$127,036	(1.0)%
Our fronting written premium declined slightly from the prior year due to the loss of one relationship resulting from M&A activity at a general agent and a decline in written premium for our largest relationship. Absent these two relationships, our fronting written premium increased by $17.5 million or 26.9% driven by continued growth in newer fronting relationships. Gross written premium for our largest fronting relationship declined from $33.9 million for the three months ended March 31, 2021 to $28.2 million for the three months ended March 31, 2022, reflecting a very competitive market for workers' compensation in California. Our largest fronting relationship represented 22.4% of the segment's gross written premium in the three months ended March 31, 2022 down from 26.7% in the three months ended March 31, 2021.
Gross written premiums for the Casualty Reinsurance segment (which represents 8.3% of our consolidated gross written premiums in the first three months of 2022) decreased 53.8% from the corresponding three month period in the prior year. The decrease quarter over quarter primarily reflects our focus on downsizing the Casualty Reinsurance third party book which resulted in the nonrenewal of several treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.

Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2022	2021
Excess and Surplus Lines	61.5%	59.8%
Specialty Admitted Insurance	16.1%	17.3%
Casualty Reinsurance	100.0%	68.1%
Total	48.9%	46.8%
The net premium retention for the Excess and Surplus Lines segment increased slightly for the three months ended March 31, 2022 as compared to the prior year period primarily due to the mix of business written.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three months ended March 31, 2022 as compared to the prior year period primarily due to a lower retention in the fronting business reflecting the mix of business and changes in reinsurance coverage as treaties renew. The segment's largest fronting relationship has a higher retention relative to the average fronting retention, and the decline in its written premium quarter over quarter drove the overall fronting retention lower. The net retention on the segment’s fronting business was 14.0% for the three months ended March 31, 2022 compared to 15.8% for the three months ended March 31, 2021. The net retention on the individual risk workers’ compensation business was 30.6% for the three months ended March 31, 2022 compared to 27.7% for the three months ended March 31, 2021. The renewal of the workers' compensation quota share treaty on January 1, 2022 resulted in a higher retention for this business.
The net premium retention for the Casualty Reinsurance segment increased for the three months ended March 31, 2022 due to the nonrenewal of one retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. Ceded written premiums under the treaty were $20.7 million in the first quarter of 2021.
Underwriting Results
The following table compares our combined ratios by segment:

	Three Months Ended March 31,
	2022	2021
Excess and Surplus Lines	83.7%	232.7%
Specialty Admitted Insurance	98.9%	92.3%
Casualty Reinsurance	122.5%	105.3%
Total	97.4%	199.2%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Gross written premiums	$204,282	$181,358	12.6%
Net written premiums	$125,710	$108,433	15.9%
Net earned premiums	$131,301	$113,708	15.5%
Losses and loss adjustment expenses	(84,925)	(241,742)	(64.9)%
Underwriting expenses	(24,919)	(22,912)	8.8%
Underwriting profit (loss) (1)	$21,457	$(150,946)	—
Ratios:
Loss ratio	64.7%	212.6%
Expense ratio	19.0%	20.1%
Combined ratio	83.7%	232.7%
Accident year loss ratio	64.7%	64.3%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income (loss) before tax and for additional information.
The loss ratio of 64.7% for the three months ended March 31, 2022 includes $59,000 of net favorable reserve development (0.0 percentage points) in our loss estimates for prior accident years. The loss ratio of 212.6% for the three months ended March 31, 2021 includes $168.7 million of net adverse reserve development (148.3 percentage points) in our loss estimates for prior accident years, including $170.0 million of net adverse reserve development on our commercial auto business that was almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations in the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021.
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
The expense ratio for this segment was 19.0% for the three months ended March 31, 2022 compared to 20.1% for the three months ended March 31, 2021. The lower current year expense ratio reflects a 15.5% increase in net earned premiums including in lines that have meaningful ceding commissions.
As a result of the items discussed above, the underwriting results of the Excess and Surplus Lines segment increased from an underwriting loss of $150.9 million for the three months ended March 31, 2021 to an underwriting profit of $21.5 million for the three months ended March 31, 2022.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Gross written premiums	$125,710	$127,036	(1.0)%
Net written premiums	$20,205	$22,005	(8.2)%
Net earned premiums	$19,318	$16,357	18.1%
Losses and loss adjustment expenses	(15,435)	(10,742)	43.7%
Underwriting expenses	(3,674)	(4,349)	(15.5)%
Underwriting profit (1), (2)	$209	$1,266	(83.5)%
Ratios:
Loss ratio	79.9%	65.7%
Expense ratio	19.0%	26.6%
Combined ratio	98.9%	92.3%
Accident year loss ratio	79.6%	71.8%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to income before tax and for additional information.
(2)Underwriting results include gross fee income of $5.6 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively.
The loss ratio of 79.9% for the three months ended March 31, 2022 includes $63,000 (0.3 percentage points) of net adverse development in our loss estimates for prior accident years. The loss ratio of 65.7% for the three months ended March 31, 2021 includes $1.0 million (6.1 percentage points) of net favorable development in our loss estimates for prior accident years reflecting lower loss emergence in the workers’ compensation book compared to expectations. A higher current accident year loss ratio (79.6% compared to 71.8% in the prior year) reflects current actuarial indications and higher loss trends in the business.
The expense ratio of the Specialty Admitted Insurance segment was 19.0% for the three months ended March 31, 2022 compared to the prior year ratio of 26.6%. The improvement was driven by the growth in net earned premiums and higher fee income, which increased 8.4% over the prior year due to the growth in our fronting business.
As a result of the items discussed above, underwriting results for the Specialty Admitted Insurance segment declined from an underwriting profit of $1.3 million for the three months ended March 31, 2021 to an underwriting profit of $209,000 for the three months ended March 31, 2022.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2022	2021	Change
	($ in thousands)
Gross written premiums	$29,944	$64,861	(53.8)%
Net written premiums	$29,944	$44,161	(32.2)%
Net earned premiums	$39,205	$30,528	28.4%
Losses and loss adjustment expenses	(35,248)	(21,016)	67.7%
Underwriting expenses	(12,794)	(11,137)	14.9%
Underwriting loss (1)	$(8,837)	$(1,625)	443.8%
Ratios:
Loss ratio	89.9%	68.8%
Expense ratio	32.6%	36.5%
Combined ratio	122.5%	105.3%
Accident year loss ratio	72.6%	60.7%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation to loss before tax and for additional information.
The Casualty Reinsurance segment focuses on typically lower volatility, proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments.
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) to reinsure the majority of the Casualty Reinsurance segment's reserves. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash; and (d) will begin paying a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.
The loss ratio of 89.9% for the three months ended March 31, 2022 includes the aforementioned $11.5 million (29.3 percentage points) of incurred losses associated with the Retrocession Agreement. The loss ratio of 68.8% for the three months ended March 31, 2021 includes $2.5 million (8.1 percentage points) of net adverse development in our loss estimates for prior accident years. The higher current accident year loss ratio (72.6% compared to 60.7% in the prior year) reflects $4.7 million of losses associated with the Retrocession Agreement.
The expense ratio of the Casualty Reinsurance segment was 32.6% for the three months ended March 31, 2022 compared to 36.5% in the prior year. Net earned premiums increased 28.4% over the prior year and compensation expenses were lower in the current year. Commission slide adjustments related to incurred losses increased the expense ratio by 1.2 points in the three months ended March 31, 2022 compared to an increase of 3.2 points in the three months ended March 31, 2021.
As a result of the items discussed above, underwriting results for the Casualty Reinsurance segment declined from an underwriting loss of $1.6 million for the three months ended March 31, 2021 to an underwriting loss of $8.8 million for the three months ended March 31, 2022.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2022 was $2,750.2 million. Of this amount, 59.9% relates to amounts that are IBNR. This amount was 59.6% at December 31, 2021. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$648,349	$955,392	$1,603,741
Specialty Admitted Insurance	309,507	393,340	702,847
Casualty Reinsurance	143,952	299,648	443,600
Total	$1,101,808	$1,648,380	$2,750,188
At March 31, 2022, the amount of net reserves prior to the $604,000 allowance for uncollectible reinsurance recoverables of $1,131.7 million that related to IBNR was 61.8%. This amount was 64.4% at December 31, 2021. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$331,893	$561,528	$893,421
Specialty Admitted Insurance	43,526	65,263	108,789
Casualty Reinsurance	56,666	72,824	129,490
Total	$432,085	$699,615	$1,131,700
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
Total operating expenses of the Corporate and Other segment were $7.9 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively.
Investing Results
Net investment income was $16.3 million for the three months ended March 31, 2022 compared to $15.1 million in the prior year. The increase was largely driven by strong results from the Company's renewable energy investments which generated income of $2.7 million in the current quarter compared to a loss of $681,000 in the prior year. In total, income from the Company's private investments was $2.9 million for the three months ended March 31, 2022 compared to $334,000 in the prior year. Excluding private investments, our net investment income for the three months ended March 31, 2022 decreased 9.4% from the prior year, principally due to lower investment income from fixed maturities resulting from a smaller portfolio (following the funding of the Rasier LPT reinsurance premium in September 2021) and from lower yields on bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.1 years at March 31, 2022.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Fixed maturity securities	$10,793	$11,546
Bank loan participations	2,353	2,873
Equity securities	1,234	1,210
Other invested assets:
Renewable energy investments	2,681	(681)
Other private investments	218	1,015
	2,899	334
Cash, cash equivalents, restricted cash equivalents and short-term investments	32	105
Gross investment income	17,311	16,068
Investment expense	(1,044)	(979)
Net investment income	$16,267	$15,089
The following table summarizes our investment returns:

	Three Months Ended March 31,
	2022	2021
Annualized gross investment yield on:
Average cash and invested assets	2.8%	2.7%
Average fixed maturity securities	2.7%	3.0%
Of our total cash and invested assets of $2,395.2 million at March 31, 2022 (excluding restricted cash equivalents), $270.2 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,662.3 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the three months ended March 31, 2022, the fair values of our fixed maturity securities were negatively impacted by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities recognized in other comprehensive (loss) income resulted in an $86.0 million reduction in accumulated comprehensive (loss) income in the current quarter.
Also included in our investments are $159.1 million of bank loan participations, $103.0 million of equity securities, $147.3 million of short-term investments, and $53.3 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in, performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit loans, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At March 31, 2022 and December 31, 2021, the fair market value of these securities was $159.1 million and $156.0 million, respectively.
For the three months ended March 31, 2022, the Company recognized net realized and unrealized investment losses of $5.0 million, including $2.0 million of net unrealized losses on bank loan participations, $2.7 million of net losses for the change in the fair value of equity securities, $202,000 of net realized investment gains on the sale of fixed maturity securities, $89,000 of net realized investment losses on the sale of bank loan participations, and $357,000 of net realized investment losses on the sale of equity securities.
For the three months ended March 31, 2021, the Company recognized net realized and unrealized investment gains of $6.3 million, including $3.9 million of net unrealized gains on bank loan participations, $1.7 million of net unrealized gains for the change in the fair value of equity securities, $1.0 million of net realized investment gains on the sale of fixed maturity securities, and $372,000 of net realized investment losses on the sale of equity securities.

In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at March 31, 2022 or December 31, 2021. At March 31, 2022, 99.3% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2022			December 31, 2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$337,908	$319,492	19.2%	$323,773	$333,717	19.9%
Residential mortgage-backed	260,942	247,901	14.9%	246,586	246,631	14.7%
Corporate	736,153	715,375	43.1%	711,930	732,335	43.7%
Commercial mortgage and asset-backed	315,566	305,757	18.4%	301,247	304,488	18.2%
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,633	73,753	4.4%	60,329	60,390	3.5%
Total fixed maturity securities, available-for-sale	$1,726,202	$1,662,278	100.0%	$1,643,865	$1,677,561	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2022:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$350,892	21.1%
AA	594,456	35.8%
A	507,927	30.6%
BBB	197,785	11.9%
Below BBB and unrated	11,218	0.6%
Total	$1,662,278	100.0%
At March 31, 2022, our portfolio of fixed maturity securities contained corporate fixed maturity securities (available-for-sale) with a fair value of $715.4 million. A summary of these securities by industry segment is shown below as of March 31, 2022:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and Other	$157,082	22.0%
Financial	200,357	28.0%
Consumer Discretionary	109,230	15.3%
Health Care	76,056	10.6%
Consumer Staples	62,386	8.7%
Utilities	110,264	15.4%
Total	$715,375	100.0%

Corporate fixed maturity securities (available-for-sale) include publicly traded securities and privately placed bonds as shown below as of March 31, 2022:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$641,013	89.6%
Privately placed	74,362	10.4%
Total	$715,375	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$103,147	$103,369	6.2%
After one year through five years	464,925	458,531	27.6%
After five years through ten years	332,124	311,381	18.7%
After ten years	249,498	235,339	14.2%
Residential mortgage-backed	260,942	247,901	14.9%
Commercial mortgage and asset-backed	315,566	305,757	18.4%
Total	$1,726,202	$1,662,278	100.0%
Other Expenses
Other expenses of $347,000 and $621,000 for the three months ended March 31, 2022 and 2021, respectively, include legal fees related to a purported class action lawsuit, certain legal and professional consulting fees related to various strategic initiatives, and employee severance costs.
Interest Expense
Interest expense was $2.3 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended March 31, 2022 and 2021.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the three months ended March 31, 2022, our effective tax rate was 24.6%. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and due to discreet items for the quarter primarily related to excess tax expenses associated with vested restricted share units (“RSUs”) in the three months ended March 31, 2022. For the three months ended March 31, 2021, we had an effective tax benefit that was 26.5% of our pre-tax loss for the quarter. The change in effective tax rate for the two periods reflects changes in reserve estimates and the related impact on the mix of income reported by country in those respective periods.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common and Series A Preferred Shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$65,351	$27,247
Investing activities	(87,134)	5,988
Financing activities	101,855	(12,004)
Change in cash and cash equivalents	80,072	21,231
Change in restricted cash equivalents (operating activities)	4	(108,252)
Change in cash, cash equivalents, and restricted cash equivalents	$80,076	$(87,021)

Cash provided by operating activities excluding restricted cash equivalents was $65.4 million and $27.2 million for the three months ended March 31, 2022 and 2021, respectively, reflecting the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities for the three months ended March 31, 2022 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 11.3% and 7.8% of total cash and invested assets at March 31, 2022 and 2021, respectively.
Cash used in financing activities for the three months ended March 31, 2022 and 2021 included $2.1 million and $9.6 million of dividends paid to common shareholders, respectively. Cash provided by financing activities for the three months ended March 31, 2022 included the net proceeds (after expenses) of $144.9 million from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022, which were used for general corporate purposes and to repay on March 28, 2022 $40.0 million of loans outstanding on the 2017 Facility (as defined below).
The change in restricted cash equivalents for the three months ended March 31, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Business Regulation—U.S. Insurance Regulation—State Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2022 without regulatory approval is $27.2 million.

The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See Item 1- “Business Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 for additional information. Based on that calculation, the maximum combined amount of dividends and return of capital available to us from our Bermuda insurers without regulatory approval in 2022 is calculated to be approximately $129.7 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends will accrue quarterly and will be payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2022. Dividends accrued on the Series A Preferred Shares in the three months ended March 31, 2022 (which represent dividends from March 1, 2022, the date of issuance of the Series A Preferred Shares, through March 31, 2022) were $875,000.
At March 31, 2022, the Bermuda holding company had $3.0 million of cash and cash equivalents. The U.S. holding company had $28.0 million of cash and invested assets, comprised of cash and cash equivalents of $20.1 million and other invested assets of $7.9 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2022.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at March 31, 2022:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2022, the Company had $38.2 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.625% and is subject to change according to terms in the credit agreement. At March 31, 2022, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2022.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2022. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At March 31, 2022, unsecured loans of $21.5 million and secured letters of credit totaling $22.6 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2022, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2022 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2022.
At March 31, 2022 and December 31, 2021, the Company's leverage ratio was 23.2% and 31.1%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2022 and 2021, our net premium retention was 48.9% and 46.8%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of March 31, 2022:

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
On September 27, 2021, James River entered into the LPT Agreement with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2022:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 65.5% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $5.0 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 90% of limits up to $10.0 million per occurrence, and 87.5% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
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
On February 23, 2022, JRG Re entered into the Retrocession Agreement with FRL to reinsure the majority of the segment risk, which closed on March 31, 2022. See “Recent Strategic Actions – Loss Portfolio Transfer Retrocession Agreement” above for further information on this retrocession agreement.
We also have a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of March 31, 2022, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2022, the allowance for credit losses on reinsurance recoverables was $604,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2022, we had reinsurance recoverables on unpaid losses of $1,617.9 million (net of a $604,000 allowance for credit losses) and reinsurance recoverables on paid losses of $87.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts, or represent recoverables from a state residual market for automobile insurance.
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
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral for the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2022, the balance in the Indemnity Trust was $494.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $564.1 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2022, the balance in the LPT Trust was $214.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $242.5 million. At March 31, 2022, the total reinsurance recoverables under the LPT Agreement was $237.3 million (including $225.5 million of unpaid recoverables and $11.8 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At March 31, 2022, the balance in the Loss Fund Trust was $102.0 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the LPT Agreement brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the LPT Agreement if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the LPT agreement, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral in accordance with the terms of the LPT Agreement and Indemnity Agreements when our analysis indicates that we have uncollateralized exposure.
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
Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A Preferred Shares accrue quarterly at the initial rate of 7% of the Liquidation Preference per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election.
EQUITY
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,448,314 at March 31, 2022, reflecting 75,248 common shares issued in the three months ended March 31, 2022 related to vesting of RSUs.
Share Based Compensation Expense
For the three months ended March 31, 2022 and 2021, the Company recognized $1.8 million and $1.9 million of share based compensation expense, respectively. As of March 31, 2022, the Company had $18.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.3 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—
Exercised	—	$—	(29,884)	$26.37
Forfeited	—	$—	—	$—
End of period	287,974	$35.26	433,440	$32.65
Exercisable, end of period	287,974	$35.26	433,440	$32.65

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	538,778	$20.50	138,936	$50.24
Vested	(109,589)	$45.57	(161,004)	$41.89
Forfeited	—	$—	(1,089)	$42.44
Unvested, end of period	721,324	$26.97	376,699	$46.78
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period.

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
The following table reconciles the underwriting profit (loss) by individual segment and for the entire Company to consolidated income (loss) before U.S. Federal income taxes:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Underwriting profit (loss) of the insurance segments:
Excess and Surplus Lines	$21,457	$(150,946)
Specialty Admitted Insurance	209	1,266
Casualty Reinsurance	(8,837)	(1,625)
Total underwriting profit (loss) of insurance segments	12,829	(151,305)
Other operating expenses of the Corporate and Other segment	(7,874)	(8,056)
Underwriting profit (loss) (1)	4,955	(159,361)
Net investment income	16,267	15,089
Net realized and unrealized (losses) gains on investments	(5,010)	6,272
Amortization of intangible assets	(91)	(91)
Other income and expenses	(301)	(522)
Interest expense	(2,292)	(2,216)
Income (loss) before income taxes	$13,528	$(140,829)
(1)Included in underwriting results for the three months ended March 31, 2022 and 2021 is gross fee income of $5.6 million and $5.1 million, respectively.
Reconciliation of Adjusted Net Operating Income (Loss)
We define adjusted net operating income (loss) as income (loss) available to common shareholders excluding net realized and unrealized (losses) gains on investments, and certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. We use adjusted net operating income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and our definition of adjusted net operating income (loss) may not be comparable to that of other companies.
Our income (loss) available to common shareholders reconciles to our adjusted net operating income (loss) as follows:

	Three Months Ended March 31,
	2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$12,653	$9,330	$(140,829)	$(103,460)
Net realized and unrealized investment losses (gains)	5,010	4,190	(6,272)	(5,751)
Other expenses	347	347	527	416
Adjusted net operating income (loss)	$18,010	$13,867	$(146,574)	$(108,795)

Tangible Equity and Tangible Equity per Share
Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. We define tangible equity as shareholders' equity plus mezzanine Series A Preferred Shares less goodwill and intangible assets, net of amortization. Our definition of tangible equity may not be comparable to that of other companies, and it should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP.
Tangible equity of $574.8 million at March 31, 2022 increased 13.3% compared to tangible equity of $507.5 million at December 31, 2021, as net income available to common shareholders and the $144.9 million of net proceeds from the Series A Preferred Shares issued during the quarter were partially offset by unrealized losses in the Company's fixed maturity portfolio. The market values of our fixed maturity investments have been negatively impacted in the current year by the inflationary environment and recent rate actions of the Federal Reserve, leading to higher interest rates, and inversely, declining market values of our fixed maturity investments. Unrealized losses on fixed maturities recognized in other comprehensive income resulted in an $86.0 million reduction in tangible equity in the current year. Our tangible equity per share decreased by 1.8% for the three months ended March 31, 2022. We assume conversion of the Series A Preferred Shares into common shares (at the current conversion price) and include them in the denominator shares for the tangible equity per share calculation. Our operating return on average tangible equity was 10.3% for the three months ended March 31, 2022.
The following table reconciles shareholders’ equity to tangible equity as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$647,677	$17.30	$725,362	$19.41
Series A redeemable preferred shares	144,898		—
Less:
Goodwill	181,831		181,831
Intangible assets, net	35,948		36,039
Tangible equity	$574,796	$13.34	$507,492	$13.58

Common shares outstanding	37,448,314		37,373,066
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		—
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,088,472		37,373,066

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. In the three months ended March 31, 2022, the fair values of our fixed maturity securities were negatively impacted by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities of $86.0 million were recognized in other comprehensive loss in the current quarter. Market risk was also reflected in net realized and unrealized investment losses of $5.0 million for the three months ended March 31, 2022, which included $2.7 million and $2.0 million of unrealized losses related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “Amended Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs’ opposition to the motion to dismiss was filed on March 4, 2022, and the

Defendants’ reply to the Plaintiff's opposition was filed on April 4, 2022. We believe that Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
The Company intends to hold the 2022 annual general meeting of shareholders (the “2022 Annual Meeting”) on October 25, 2022. The record date, time and location of the 2022 Annual Meeting will be set forth in the proxy statement for the 2022 Annual Meeting to be distributed to shareholders prior to the meeting.
Shareholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act must be received by May 24, 2022. Any such shareholder proposal should be sent to our registered office c/o Conyers Corporate Services (Bermuda) Limited, Clarendon House, P.O. Box HM 1022, Hamilton HM DX, Bermuda. Any such proposal must comply with the requirements of Rule 14a-8.
In accordance with the Company’s Third Amended and Restated Bye-laws (the “Bye-laws”), shareholders who intend to nominate a person for election as a director or submit a proposal regarding any other matter of business at the 2022 Annual Meeting must deliver written notice of the shareholder’s intention to do so, which notice must include the information required by the Bye-laws. To be timely, the shareholder’s notice must be delivered to or mailed and received by the Company’s Secretary at the registered office of the Company identified above no earlier than June 28, 2022 and no later than July 28, 2022.

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

10.2	Amendment No. 1 to Investment Agreement, dated March 22, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP

10.3	Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Ltd, dated March 1, 2022.

10.4	Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP

10.5
Loss Portfolio Transfer Retrocession Agreement entered into on February 23, 2022, by and between JRG Reinsurance Company Ltd. and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

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

James River Group Holdings, Ltd.

Date:	May 10, 2022	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)