Form 10-Q
period 2022-06-30
James River Group Holdings, Ltd.
filed 2022-08-02
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at July 29, 2022: 37,450,264

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
•losses resulting from reinsurance counterparties failing to pay us on reinsurance claims, insurance companies with whom we have a fronting arrangement failing to pay us for claims, or a former customer with whom we have an indemnification arrangement failing to perform its reimbursement obligations;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2022	December 31, 2021
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2022 – $1,728,217; 2021 – $1,643,865)	$1,597,695	$1,677,561
Equity securities, at fair value (cost: 2022 – $97,018; 2021 – $95,783)	98,653	108,410
Bank loan participations, at fair value	159,885	156,043
Short-term investments	130,435	136,563
Other invested assets	51,348	51,908
Total invested assets	2,038,016	2,130,485

Cash and cash equivalents	350,740	190,123
Restricted cash equivalents	102,099	102,005
Accrued investment income	11,834	11,037
Premiums receivable and agents’ balances, net	374,465	393,967
Reinsurance recoverable on unpaid losses, net	1,570,885	1,348,628
Reinsurance recoverable on paid losses	106,509	82,235
Prepaid reinsurance premiums	300,890	291,498
Deferred policy acquisition costs	60,651	68,526
Intangible assets, net	35,857	36,039
Goodwill	181,831	181,831
Other assets	131,498	112,176
Total assets	$5,265,275	$4,948,550

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2022	December 31, 2021
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,730,631	$2,748,473
Unearned premiums	723,062	727,552
Payables to reinsurers	155,645	135,617
Funds held	353,685	97,360
Senior debt	222,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	55,047	57,920
Other liabilities	181,566	89,911
Total liabilities	4,525,991	4,223,188
Commitments and contingent liabilities
Series A redeemable preferred shares – 2022 and 2021: $0.00125 par value; 20,000,000 shares authorized; 150,000 and no shares issued and outstanding, respectively	144,898	—
Shareholders’ equity:
Common shares – 2022 and 2021: $0.0002 par value; 200,000,000 shares authorized; 37,450,264 and 37,373,066 shares issued and outstanding, respectively	7	7
Additional paid-in capital	865,081	862,040
Retained deficit	(156,109)	(166,663)
Accumulated other comprehensive (loss) income	(114,593)	29,978
Total shareholders’ equity	594,386	725,362
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,265,275	$4,948,550

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
			(in thousands, except share amounts)
Revenues
Gross written premiums	$399,714	$380,146	$759,650	$753,401
Ceded written premiums	(205,023)	(186,542)	(389,100)	(385,198)
Net written premiums	194,691	193,604	370,550	368,203
Change in net unearned premiums	(8,429)	(20,899)	5,536	(34,905)
Net earned premiums	186,262	172,705	376,086	333,298
Net investment income	14,705	14,348	30,972	29,437
Net realized and unrealized (losses) gains on investments	(17,110)	3,483	(22,120)	9,755
Other income	949	1,031	1,816	2,057
Total revenues	184,806	191,567	386,754	374,547
Expenses
Losses and loss adjustment expenses	121,369	110,000	256,977	383,500
Other operating expenses	49,036	45,840	99,097	93,221
Other expenses	—	904	368	1,525
Interest expense	4,049	2,249	6,341	4,465
Amortization of intangible assets	91	91	182	182
Total expenses	174,545	159,084	362,965	482,893
Income (loss) before taxes	10,261	32,483	23,789	(108,346)
Income tax expense (benefit)	2,597	11,640	5,920	(25,729)
Net income (loss)	7,664	20,843	17,869	(82,617)
Dividends on Series A preferred shares	(2,625)	—	(3,500)	—
Net income (loss) available to common shareholders	$5,039	$20,843	$14,369	$(82,617)

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(7,998) and $(19,648) in 2022 and $2,013 and $(3,635) in 2021	(58,600)	15,358	(144,571)	(27,330)
Total comprehensive (loss) income	$(50,936)	$36,201	$(126,702)	$(109,947)

Net income (loss) per common share:
Basic	$0.13	$0.61	$0.38	$(2.54)
Diluted	$0.13	$0.60	$0.38	$(2.54)
Dividend declared per common share	$0.05	$0.30	$0.10	$0.60
Weighted-average common shares outstanding:
Basic	37,449,621	34,418,472	37,428,385	32,576,463
Diluted	37,732,371	34,586,997	37,643,634	32,576,463

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at March 31, 2022	37,448,314	$7	$862,904	$(159,241)	$(55,993)	$647,677
Net income	—	—	—	7,664	—	7,664
Other comprehensive loss	—	—	—	—	(58,600)	(58,600)
Vesting of RSUs	1,950	—	(19)	—	—	(19)
Compensation expense under share incentive plans	—	—	2,196	—	—	2,196
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,907)	—	(1,907)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386

Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	17,869	—	17,869
Other comprehensive loss	—	—	—	—	(144,571)	(144,571)
Vesting of RSUs	77,198	—	(941)	—	—	(941)
Compensation expense under share incentive plans	—	—	3,982	—	—	3,982
Dividends on Series A preferred shares	—	—	—	(3,500)	—	(3,500)
Dividends on common shares	—	—	—	(3,815)	—	(3,815)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at March 31, 2021	30,774,930	$6	$663,987	$(63,576)	$39,211	$639,628
Net income	—	—	—	20,843	—	20,843
Other comprehensive income	—	—	—	—	15,358	15,358
Issuance of common shares	6,497,500	1	192,106	—	—	192,107
Vesting of RSUs	3,132	—	(39)	—	—	(39)
Compensation expense under share incentive plans	—	—	1,862	—	—	1,862
Dividends on common shares	—	—	—	(11,260)	—	(11,260)
Balances at June 30, 2021	37,275,562	$7	$857,916	$(53,993)	$54,569	$858,499

Balances at December 31, 2020	30,649,261	$6	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	(82,617)	—	(82,617)
Other comprehensive loss	—	—	—	—	(27,330)	(27,330)
Issuance of common shares	6,497,500	1	192,106	—	—	192,107
Exercise of stock options	16,471	—	159	—	—	159
Vesting of RSUs	112,330	—	(2,592)	—	—	(2,592)
Compensation expense under share incentive plans	—	—	3,767	—	—	3,767
Dividends on common shares	—	—	—	(20,603)	—	(20,603)
Balances at June 30, 2021	37,275,562	$7	$857,916	$(53,993)	$54,569	$858,499

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities
Net cash provided by (used in) operating activities (a)	$139,321	$(93,003)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(351,715)	(273,016)
Sales – fixed maturity securities	158,469	36,591
Maturities and calls – fixed maturity securities	109,184	142,895
Purchases – equity securities	(6,751)	(10,326)
Sales – equity securities	5,171	6,734
Bank loan participations:
Purchases	(59,450)	(71,011)
Sales	32,679	36,059
Maturities	11,360	23,713
Other invested assets:
Purchases	—	(10,545)
Return of capital	998	336
Short-term investments, net	6,128	90,626
Securities receivable or payable, net	22,042	16,229
Purchases of property and equipment	(3,175)	(1,876)
Net cash used in investing activities	(75,060)	(13,591)
Financing activities
Senior debt repayments	(40,000)	—
Issuance of Series A preferred shares	144,898	—
Issuance of common shares - public offering	—	192,107
Issuance of common shares under equity incentive plans	—	329
Common share repurchases	(941)	(2,762)
Dividends on Series A preferred shares	(3,500)	—
Dividends on common shares	(4,007)	(20,804)
Net cash provided by financing activities	96,450	168,870
Change in cash, cash equivalents, and restricted cash equivalents	160,711	62,276
Cash, cash equivalents, and restricted cash equivalents at beginning of period	292,128	1,022,180
Cash, cash equivalents, and restricted cash equivalents at end of period	$452,839	$1,084,456
Supplemental information
Interest paid	$5,455	$4,716

Restricted cash equivalents at beginning of period	$102,005	$859,920
Restricted cash equivalents at end of period	$102,099	$723,525
Change in restricted cash equivalents	$94	$(136,395)

(a) Cash used in operating activities for the six months ended June 30, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by operating activities was $139.2 million and $43.4 million for the six months ended June 30, 2022 and 2021, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $28.6 million and $26.9 million at June 30, 2022 and December 31, 2021, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the six months ended June 30, 2022, our U.S. federal income tax expense was 24.9% of the income before taxes. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and certain discreet items including excess tax expenses associated with vested restricted share units (“RSUs”) in the six months ended June 30, 2022. The Company had a pre-tax loss of $108.3 million for the six months ended June 30, 2021 and recorded a U.S. federal income tax benefit of $25.7 million. For the six months ended June 30, 2021, our U.S. federal income tax benefit was 23.7% of the loss before taxes. The pre-tax loss was largely driven by the $166.7 million of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account.
Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our Series A preferred shares on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The new guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. Adoption of the new standard did not materially impact our financial position, results of operations, or earnings per share for the six months ended June 30, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2022
Fixed maturity securities:
State and municipal	$340,365	$938	$(38,898)	$302,405
Residential mortgage-backed	312,407	392	(22,244)	290,555
Corporate	656,466	215	(49,860)	606,821
Commercial mortgage and asset-backed	340,434	4	(18,234)	322,204
U.S. Treasury securities and obligations guaranteed by the U.S. government	78,545	31	(2,866)	75,710
Total fixed maturity securities, available-for-sale	$1,728,217	$1,580	$(132,102)	$1,597,695
December 31, 2021
Fixed maturity securities:
State and municipal	$323,773	$12,156	$(2,212)	$333,717
Residential mortgage-backed	246,586	2,384	(2,339)	246,631
Corporate	711,930	26,119	(5,714)	732,335
Commercial mortgage and asset-backed	301,247	4,941	(1,700)	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	653	(592)	60,390
Total fixed maturity securities, available-for-sale	$1,643,865	$46,253	$(12,557)	$1,677,561
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2022 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$65,952	$65,352
After one year through five years	431,295	414,082
After five years through ten years	325,615	289,925
After ten years	252,514	215,577
Residential mortgage-backed	312,407	290,555
Commercial mortgage and asset-backed	340,434	322,204
Total	$1,728,217	$1,597,695

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2022
Fixed maturity securities:
State and municipal	$264,848	$(37,476)	$6,707	$(1,422)	$271,555	$(38,898)
Residential mortgage-backed	207,169	(16,405)	45,750	(5,839)	252,919	(22,244)
Corporate	475,416	(37,398)	68,605	(12,462)	544,021	(49,860)
Commercial mortgage and asset-backed	288,044	(16,986)	23,225	(1,248)	311,269	(18,234)
U.S. Treasury securities and obligations guaranteed by the U.S. government	48,446	(1,212)	17,100	(1,654)	65,546	(2,866)
Total fixed maturity securities, available-for-sale	$1,283,923	$(109,477)	$161,387	$(22,625)	$1,445,310	$(132,102)
December 31, 2021
Fixed maturity securities:
State and municipal	$93,313	$(2,162)	$1,150	$(50)	$94,463	$(2,212)
Residential mortgage-backed	140,386	(2,337)	147	(2)	140,533	(2,339)
Corporate	179,078	(4,232)	18,635	(1,482)	197,713	(5,714)
Commercial mortgage and asset-backed	159,289	(1,695)	1,229	(5)	160,518	(1,700)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,378	(592)	—	—	24,378	(592)
Total fixed maturity securities, available-for-sale	$596,444	$(11,018)	$21,161	$(1,539)	$617,605	$(12,557)

At June 30, 2022, the Company held fixed maturity securities of 528 issuers that were in an unrealized loss position with a total fair value of $1,445.3 million and gross unrealized losses of $132.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At June 30, 2022, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2022 had an aggregate fair value of $6.7 million and an aggregate net unrealized loss of $237,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2022, December 31, 2021, or June 30, 2021. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At June 30, 2022, the Company's bank loan portfolio had an aggregate fair value of $159.9 million and unpaid principal of $175.8 million. Investment income on bank loan participations included in net investment income was $2.7 million and $5.1 million for the three and six months ended June 30, 2022, respectively ($2.5 million and $5.4 million for the three and six months ended June 30, 2021, respectively). Net realized and unrealized gains (losses) on investments includes losses of $9.9 million and $12.0 million for the three and six months ended June 30, 2022, respectively (gains of $1.9 million and $5.8 million for the three and six months ended June 30, 2021, respectively). For the three and six months ended June 30, 2022 and 2021, management concluded that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2022 or December 31, 2021.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,332	$135	$1,698	$1,191
Gross realized losses	(278)	(2)	(442)	(23)
	1,054	133	1,256	1,168
Bank loan participations:
Gross realized gains	18	120	113	318
Gross realized losses	(122)	(523)	(306)	(783)
Changes in fair values of bank loan participations	(9,791)	2,340	(11,800)	6,250
	(9,895)	1,937	(11,993)	5,785
Equity securities:
Gross realized gains	5	82	29	111
Gross realized losses	—	(94)	(381)	(495)
Changes in fair values of equity securities	(8,250)	1,415	(10,992)	3,160
	(8,245)	1,403	(11,344)	2,776
Short-term investments and other:
Gross realized gains	—	—	—	5
Gross realized losses	(24)	—	(39)	—
Changes in fair values of short-term investments and other	—	10	—	21
	(24)	10	(39)	26
Total	$(17,110)	$3,483	$(22,120)	$9,755

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

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$25,736	$24,211	$81	$—	$2,361	$—
Corporate & Other	2,853	2,709	15	129	259	(786)
	28,589	26,920	96	129	2,620	(786)
Renewable energy notes receivable (b)
Excess and Surplus Lines	2,329	2,329	70	120	140	224
Corporate & Other	2,911	2,911	87	150	174	280
	5,240	5,240	157	270	314	504
Limited partnerships (c)
Excess and Surplus Lines	11,318	13,098	(828)	241	(696)	416
Corporate & Other	1,701	2,150	—	108	—	862
	13,019	15,248	(828)	349	(696)	1,278
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	86	29	172	29
Corporate & Other	—	—	—	57	—	143
	4,500	4,500	86	86	172	172
Total other invested assets
Excess and Surplus Lines	43,883	44,138	(591)	390	1,977	669
Corporate & Other	7,465	7,770	102	444	433	499
	$51,348	$51,908	$(489)	$834	$2,410	$1,168

(a)The Company's Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $951,000 and $266,000 in the six months ended June 30, 2022 and 2021, respectively.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At June 30, 2022, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At June 30, 2022, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2022 and December 31, 2021.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2022		December 31, 2021
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	6,918	11,611	6,736
Identifiable intangible assets subject to amortization		11,611	6,918	11,611	6,736
		$42,775	$6,918	$42,775	$6,736

4.    Earnings (Loss) Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net income (loss)	$7,664	$20,843	$17,869	$(82,617)
Less: Dividends on Series A preferred shares	(2,625)	—	(3,500)	—
Net income (loss) available to common shareholders	$5,039	$20,843	$14,369	$(82,617)

Weighted average common shares outstanding:
Basic	37,449,621	34,418,472	37,428,385	32,576,463
Dilutive potential common shares	282,750	168,525	215,249	—
Diluted	37,732,371	34,586,997	37,643,634	32,576,463

Earnings (loss) per common share:
Basic	$0.13	$0.61	$0.38	$(2.54)
Dilutive potential common shares	—	(0.01)	—	—
Diluted	$0.13	$0.60	$0.38	$(2.54)
For the three and six months ended June 30, 2022, potential common shares of 5,928,132 and 4,089,627, respectively (131,193 and 237,618 in the respective prior year periods), were excluded from the calculation of diluted earnings (loss) per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $601,000 at June 30, 2022, $604,000 at March 31, 2022, $631,000 at December 31, 2021, and $335,000 at June 30, 2021, March 31, 2021, and December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,131,700	$1,534,779	$1,399,214	$1,386,061
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	122,945	113,450	251,749	216,816
Prior years	(1,576)	(3,450)	5,228	166,684
Total incurred losses and loss and adjustment expenses	121,369	110,000	256,977	383,500
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	6,832	7,263	9,606	10,456
Prior years	92,765	126,410	193,620	247,999
Total loss and loss adjustment expense payments	99,597	133,673	203,226	258,455
Deduct: Loss reserves ceded in Retrocession Agreement	—	—	299,493	—
Add: Changes in reinsurance recoverable of Retrocession Agreement unrelated to net reserve activity	5,673	—	5,673	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,159,145	1,511,106	1,159,145	1,511,106
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,571,486	935,896	1,571,486	935,896
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,730,631	$2,447,002	$2,730,631	$2,447,002

The Company experienced $1.6 million of net favorable reserve development in the three months ended June 30, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021. This reserve development included $32,000 of net favorable development in the Excess and Surplus Lines segment, $1.5 million of net favorable development in the Specialty Admitted Insurance segment, and no development in the Casualty Reinsurance segment.
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
The Company experienced $5.2 million of net adverse reserve development in the six months ended June 30, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021. This reserve development included $91,000 of net favorable development in the Excess and Surplus Lines segment, $1.5 million of net favorable development in the Specialty Admitted Insurance segment, and $6.8 million of net adverse development in the Casualty Reinsurance segment that was associated with the Retrocession Agreement (as defined below).
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.
The Company experienced $166.7 million of net adverse reserve development in the six months ended June 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $161.2 million of net adverse development in the Excess and Surplus Lines segment, including $170.0 million on commercial auto business, almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. In prior quarters, our actuarial work for this terminated commercial auto account had been based on industry data, pricing data, experience data, average claims severity data, and blended methodologies. However, the continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than the array of inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. Loss emergence on the terminated commercial auto account in the three months ended June 30, 2021 was in line with our expectations, and accordingly, no additional reserve development was taken in the second quarter of 2021. The Company also experienced $2.0 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $7.5 million of net adverse development in the Casualty Reinsurance segment.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(65,544)	$17,504	$(162,963)	$(29,797)
U.S. income taxes	7,777	(2,018)	19,385	3,435
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(57,767)	15,486	(143,578)	(26,362)
Less reclassification adjustment:
Net realized investment gains	1,054	133	1,256	1,168
U.S. income taxes	(221)	(5)	(263)	(200)
Reclassification adjustment for investment gains realized in net income	833	128	993	968
Other comprehensive (loss) income	$(58,600)	$15,358	$(144,571)	$(27,330)
The Company's invested assets at June 30, 2022 include $1,597.7 million of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the six months ended June 30, 2022 and 2021, the fair values of our fixed maturity securities were negatively impacted by rising interest rates leading to unrealized losses recognized in other comprehensive loss.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In addition to the $1.1 million and $1.3 million of net realized investment gains on available-for-sale fixed maturities for the three and six months ended June 30, 2022 ($133,000 and $1.2 million for the three and six months ended June 30, 2021, respectively), the Company also recognized net realized and unrealized investment (losses) gains in the respective periods of $(9.9) million and $(12.0) million on its investments in bank loan participations ($1.9 million and $5.8 million in the respective prior year periods) and $(8.2) million and $(11.3) million on its investments in equity securities ($1.4 million and $2.8 million in the respective prior year periods) that was largely related to preferred stock holdings.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the "Court") by Employees' Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, "Defendants"). On September 22, 2021, the Court entered an order appointing Employees' Retirement Fund of the City of Fort Worth and the City of Miami General Employees' and Sanitation Employees' Retirement Trust as co-lead plaintiffs (together, "Plaintiffs"). Plaintiffs' consolidated amended complaint was filed on November 19, 2021 (the "Amended Complaint"), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs’ opposition to the motion to dismiss was filed on March 4, 2022, and the Defendants’ reply to the Plaintiff's opposition was filed on April 4, 2022. On July 13, 2022, Plaintiffs filed a notice with the Court stating that they intend to seek leave to file an amended complaint no later than August 25, 2022. We believe that Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.6 million of letters of credit were issued through June 30, 2022 which were secured by deposits of $9.1 million. Under a $102.5 million facility, $38.2 million of letters of credit were issued through June 30, 2022 which were secured by deposits of $46.6 million. Under a $100.0 million facility, $22.6 million of letters of credit were issued through June 30, 2022 which were secured by deposits of $30.0 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $417.4 million at June 30, 2022.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2022, the balance in the Indemnity Trust was $374.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $443.4 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2022, the balance in the LPT Trust was $165.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $193.6 million. At June 30, 2022, the total reinsurance recoverables under the LPT Agreement was $188.9 million (including $170.3 million of unpaid recoverables and $18.6 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At June 30, 2022, the balance in the Loss Fund Trust was $102.1 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive (loss) income less loss and loss adjustment expenses and other operating expenses of the operating segments. Gross fee income of $900,000 and $1.7 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and six months ended June 30, 2022, respectively ($954,000 and $1.9 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2022
Gross written premiums	$266,635	$124,967	$8,112	$—	$399,714
Net earned premiums	137,884	18,141	30,237	—	186,262
Underwriting profit of operating segments	22,334	1,252	2,059	—	25,645
Net investment income	3,298	934	10,441	32	14,705
Interest expense	—	—	1,327	2,722	4,049
Segment revenues	131,659	19,187	33,854	106	184,806
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

Three Months Ended June 30, 2021
Gross written premiums	$214,014	$129,189	$36,943	$—	$380,146
Net earned premiums	117,945	18,595	36,165	—	172,705
Underwriting profit (loss) of operating segments	26,917	2,138	(3,321)	—	25,734
Net investment income	3,473	766	9,707	402	14,348
Interest expense	—	—	—	2,249	2,249
Segment revenues	124,018	21,093	45,987	469	191,567
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,211,469	1,034,622	2,120,625	25,100	5,391,816

Six Months Ended June 30, 2022
Gross written premiums	$470,917	$250,677	$38,056	$—	$759,650
Net earned premiums	269,185	37,459	69,442	—	376,086
Underwriting profit (loss) of operating segments	43,791	1,461	(6,778)	—	38,474
Net investment income	8,840	1,691	20,154	287	30,972
Interest expense	—	—	1,342	4,999	6,341
Segment revenues	265,051	39,550	81,725	428	386,754
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

Six Months Ended June 30, 2021
Gross written premiums	$395,372	$256,225	$101,804	$—	$753,401
Net earned premiums	231,653	34,952	66,693	—	333,298
Underwriting (loss) profit of operating segments	(124,029)	3,404	(4,946)	—	(125,571)
Net investment income	7,179	1,588	20,263	407	29,437
Interest expense	—	—	—	4,465	4,465
Segment revenues	242,814	39,658	91,504	571	374,547
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,211,469	1,034,622	2,120,625	25,100	5,391,816

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$22,334	$26,917	$43,791	$(124,029)
Specialty Admitted Insurance	1,252	2,138	1,461	3,404
Casualty Reinsurance	2,059	(3,321)	(6,778)	(4,946)
Total underwriting profit (loss) of operating segments	25,645	25,734	38,474	(125,571)
Other operating expenses of the Corporate and Other segment	(8,888)	(7,915)	(16,762)	(15,971)
Underwriting profit (loss)	16,757	17,819	21,712	(141,542)
Net investment income	14,705	14,348	30,972	29,437
Net realized and unrealized (losses) gains on investments	(17,110)	3,483	(22,120)	9,755
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	49	(827)	(252)	(1,349)
Interest expense	(4,049)	(2,249)	(6,341)	(4,465)
Income (loss) before income taxes	$10,261	$32,483	$23,789	$(108,346)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Amortization of policy acquisition costs	$23,188	$23,403	$46,025	$44,878
Other underwriting expenses of the operating segments	16,960	14,522	36,310	32,372
Other operating expenses of the Corporate and Other segment	8,888	7,915	16,762	15,971
Total	$49,036	$45,840	$99,097	$93,221
Other expenses of $— and $368,000 for the three and six months ended June 30, 2022, respectively ($904,000 and $1.5 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering and various strategic initiatives, and employee severance costs.
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
Assets measured at fair value on a recurring basis as of June 30, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$302,405	$—	$302,405
Residential mortgage-backed	—	290,555	—	290,555
Corporate	—	606,821	—	606,821
Commercial mortgage and asset-backed	—	322,204	—	322,204
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,356	354	—	75,710
Total fixed maturity securities, available-for-sale	$75,356	$1,522,339	$—	$1,597,695
Equity securities:
Preferred stock	—	51,750	—	51,750
Common stock	43,470	3,433	—	46,903
Total equity securities	$43,470	$55,183	$—	$98,653
Bank loan participations	$—	$159,885	$—	$159,885
Short-term investments	$—	$130,435	$—	$130,435

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Beginning balance	$—	$299	$102	$980
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(92)	(282)
Maturities, calls and paydowns	—	(17)	—	(41)
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	(51)	(10)	(426)
Included in other comprehensive income	—	—	—	—
Ending balance	$—	$231	$—	$231

The Company had one equity security at December 31, 2021 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $102,000 for the equity security was based on expected proceeds from its sale. During the six months ended June 30, 2022, the Company sold the equity security.
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
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022 or 2021. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2022 and December 31, 2021, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,597,695	$1,597,695	$1,677,561	$1,677,561
Equity securities	98,653	98,653	108,410	108,410
Bank loan participations	159,885	159,885	156,043	156,043
Cash and cash equivalents	350,740	350,740	190,123	190,123
Restricted cash equivalents	102,099	102,099	102,005	102,005
Short-term investments	130,435	130,435	136,563	136,563
Other invested assets – notes receivable	9,740	11,536	9,740	11,921
Liabilities
Senior debt	222,300	215,550	262,300	252,213
Junior subordinated debt	104,055	108,235	104,055	106,635

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2022 and December 31, 2021 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2022 and December 31, 2021, respectively.
The fair values of senior debt and junior subordinated debt at June 30, 2022 and December 31, 2021 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At June 30, 2022, unsecured loans of $21.5 million and secured letters of credit totaling

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

$22.6 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at June 30, 2022.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue quarterly and are payable on March 31, June 30, September 30 and December 31 of each year, and commenced with a cash dividend of $3.5 million paid on June 30, 2022 for the period from the Series A Closing Date through June 30, 2022.
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
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares have been classified as mezzanine equity in the Company's condensed consolidated balance sheets and are recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in a carrying value of $144.9 million.

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
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,450,264 at June 30, 2022, reflecting 77,198 common shares issued in the six months ended June 30, 2022 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first six months of 2022 and 2021:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	1,908
	$0.10			$3,816

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	$11,291
	$0.60			$20,636
Included in the total dividends for the six months ended June 30, 2022 and 2021 are $72,000 and $221,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $327,000 at June 30, 2022 and $518,000 at December 31, 2021.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at June 30, 2022, 814,511 shares are available for grant.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2022, 77,708 shares are available for grant.
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

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at June 30, 2022 was 0.9 years.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	538,778	$20.50	139,682	$50.22
Vested	(112,353)	$45.49	(164,957)	$41.85
Forfeited	(9,760)	$22.97	(25,816)	$46.34
Unvested, end of period	708,800	$26.97	348,765	$46.87
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
Compensation Expense
Share based compensation expense is recognized on a straight line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Share based compensation expense	$2,196	$1,862	$3,982	$3,767
U.S. tax benefit on share based compensation expense	409	302	745	596

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2022, the Company had $15.6 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.
14.    Subsequent Events
On July 26, 2022, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on September 30, 2022 to shareholders of record on September 12, 2022.
On July 26, 2022, the Board of Directors declared a 7% dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on September 30, 2022 to shareholders of record on September 15, 2022.
On July 26, 2022, the Board of Directors approved awards under the 2014 LTIP to the Company's employees with an aggregate fair value of $158,750 and a grant date of August 3, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•The Casualty Reinsurance segment primarily provides proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) through JRG Reinsurance Company Ltd. (“JRG Re”). JRG Re has also in the past provided reinsurance to the Company’s U.S.-based insurance subsidiaries through a quota-share reinsurance agreement. Carolina Re Ltd (“Carolina Re”) was formed in 2018 to also provide reinsurance to the Company’s U.S.-based insurance subsidiaries through a quota-share reinsurance agreement, and was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021. JRG Re and Carolina Re are both Bermuda-based reinsurance companies. Carolina Re made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Internal Revenue Code of 1986, as amended, effective January 1, 2018.
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and starting January 1, 2018, ceded 70% of their premiums and losses to Carolina Re. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
All of our insurance and reinsurance subsidiaries have financial strength ratings of “A-” (Excellent) from A.M. Best Company.

Key Metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income before taxes and for additional information.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net earned premiums.
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of other operating expenses net of gross fee income included in other income to net earned premiums.
Combined ratio is a measure of underwriting performance calculated as the sum of the loss ratio and the expense ratio. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares (as defined below) less goodwill and intangible assets, net of amortization. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. Tangible equity is a non-GAAP measure and should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. Our definition of tangible equity may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of shareholders' equity to tangible equity.
Adjusted net operating return on tangible equity is defined as annualized adjusted net operating income expressed as a percentage of the average quarterly tangible equity balances in the respective period.
Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the current conversion price).
Net retention is defined as the ratio of net written premiums to gross written premiums.
Gross investment return is annualized investment income before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending carrying values of those investments during the period.

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
Impact of Macroeconomic Events Including Higher Levels of Inflation and Rising Interest Rates
Current macroeconomic events including the war in Ukraine and sustained supply chain constraints stemming from the COVID-19 pandemic have led to higher levels of inflation. The Federal Reserve, attempting to gain control of inflation, has implemented a series of federal funds rate increases in 2022 with more expected in the near future. Interest rates, in response, have risen significantly in 2022 and fears of an impending economic slowdown have increased the likelihood of an economic recession, all of which have negatively impacted financial markets. The more immediate impacts to the Company are on our investment portfolio and investing results. Our investment portfolio is primarily comprised of fixed maturity investments (78.4% of total invested assets at June 30, 2022). The fair values of fixed maturities generally move inversely with interest rates, and unrealized losses associated with the declines in fair values are recognized as a component of other comprehensive income, contributing to declines in shareholders' equity and tangible equity. For the six months ended June 30, 2022, other comprehensive loss, representing the after-tax impact of the unrealized losses on fixed maturity investments, was $144.6 million. We are monitoring our portfolio for signs of credit-related impairments, and to date, we have concluded that the declines are primarily market-driven with no allowance for credit losses considered necessary. As turnover has occurred in our portfolio and we invest cash generated from operations, we are benefiting from the higher yields now available on fixed maturities which is reflected in our investment income. Our investment portfolio also contains investments in equity securities and bank loan participations (comprising 4.8% and 7.8% of total invested assets at June 30, 2022, respectively) that are carried on our Balance Sheets at fair value. The fair values of these investments, the changes in which are recognized as unrealized gains and losses in our Statements of Income (Loss) and Comprehensive (Loss) Income, have been negatively impacted by the ongoing macroeconomic events and associated declines in financial markets. Net realized and unrealized (losses) gains on investments for the six months ended June 30, 2022 include unrealized losses of $11.0 million and $11.8 million, respectively, for the changes in fair values of equity securities and bank loan participations. The rising interest rates have also increased interest expense on our outstanding variable rate senior and trust preferred debt. The applicable rates on our debt reset quarterly and are structured as LIBOR plus a margin or spread.
Strategic Actions
Issuance of Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A preferred shares accrue quarterly at the initial rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. Dividends declared and paid on the Series A Preferred Shares in the six months ended June 30, 2022 (which represent the dividends from March 1, 2022, the date of issuance of the Series A Preferred Shares, through June 30, 2022) were $3.5 million. Please see “Part I—Item 1—Note 12. Series A Preferred Shares” in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.

Loss Portfolio Transfer Retrocession Agreement
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. For the six months ended June 30, 2022, Funds Withheld Account crediting fees of $1.3 million are included in interest expense in our Statements of Income (Loss) and Comprehensive (Loss) Income. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$399,714	$380,146	5.1%	$759,650	$753,401	0.8%
Net retention	48.7%	50.9%		48.8%	48.9%
Net written premiums	$194,691	$193,604	0.6%	$370,550	$368,203	0.6%
Net earned premiums	$186,262	$172,705	7.8%	$376,086	$333,298	12.8%
Losses and loss adjustment expenses	(121,369)	(110,000)	10.3%	(256,977)	(383,500)	(33.0)%
Other operating expenses	(48,136)	(44,886)	7.2%	(97,397)	(91,340)	6.6%
Underwriting profit (loss) (1), (2)	16,757	17,819	(6.0)%	21,712	(141,542)	—
Net investment income	14,705	14,348	2.5%	30,972	29,437	5.2%
Net realized and unrealized (losses) gains on investments	(17,110)	3,483	—	(22,120)	9,755	—
Other income and expense	49	(827)	—	(252)	(1,349)	(81.3)%
Interest expense	(4,049)	(2,249)	80.0%	(6,341)	(4,465)	42.0%
Amortization of intangible assets	(91)	(91)	—%	(182)	(182)	—%
Income (loss) before taxes	10,261	32,483	(68.4)%	23,789	(108,346)	—
Income tax expense (benefit)	2,597	11,640	(77.7)%	5,920	(25,729)	—
Net income (loss)	$7,664	$20,843	(63.2)%	$17,869	$(82,617)	—
Dividends on Series A Preferred Shares	(2,625)	—	—	(3,500)	—	—
Net income (loss) available to common shareholders	$5,039	$20,843	(75.8)%	$14,369	$(82,617)	—
Adjusted net operating income (loss) (1)	$20,025	$18,829	6.4%	$33,892	$(89,966)	—
Ratios:
Loss ratio	65.2%	63.7%		68.3%	115.1%
Expense ratio	25.8%	26.0%		25.9%	27.4%
Combined ratio	91.0%	89.7%		94.2%	142.5%
Accident year loss ratio	66.0%	65.7%		66.9%	65.1%
(1)Underwriting profit (loss) and adjusted net operating income (loss) are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and six months ended June 30, 2022 is gross fee income of $5.9 million and $11.4 million, respectively ($5.4 million and $10.6 million in the respective prior year periods).
Three Months Ended June 30, 2022 and 2021
The Company produced an underwriting profit of $16.8 million and a combined ratio of 91.0% for the three months ended June 30, 2022 compared to an underwriting profit of $17.8 million and a combined ratio of 89.7% for the same period in the prior year.
We continue to see attractive market conditions for our Excess and Surplus Lines segment, enabling us to grow written and earned premiums. Net earned premiums for the Excess and Surplus Lines segment increased $19.9 million or 16.9% over the prior year. This was partially offset by a $5.9 million decrease in net earned premiums for the Casualty Reinsurance segment reflecting the ceded earned premiums under the Retrocession Agreement in the current year and our current strategic focus on downsizing of this business. Our loss ratio was 1.5 points higher compared to the prior year primarily driven by lower favorable development on prior accident years. The loss ratios for the three months ended June 30, 2022 and 2021 include $1.6 million, or 0.8 percentage points, and $3.5 million, or 2.0 percentage points, of net favorable reserve development on prior accident years, respectively.
Our net income decreased from the prior year driven by the lower underwriting profit, the unfavorable swing in net realized and unrealized gains and losses on investments (see Investing Results below), and higher interest expense, partially offset by a lower effective tax rate in the current quarter due to improved Bermuda operating results. Interest expense for the three months ended June 30, 2022 includes $1.3 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. The impact of rising interest rates on our variable rate senior and trust preferred debt also contributed to the higher current year interest expense. Net income available to common shareholders for the three months ended June 30, 2022 reflects the $2.6 million of current quarter dividends on the Series A Preferred Shares.
Adjusted net operating income, which excludes net realized and unrealized gains and losses on investments and certain non-operating expenses, increased from $18.8 million in the three months ended June 30, 2021 to $20.0 million in the three months ended June 30, 2022. Tangible equity and tangible equity per share both declined by 9.3% in the current quarter mainly due to the impact of rising interest rates, which led to unrealized losses on our fixed maturity investments in other comprehensive income. The unrealized losses are discussed further in Investing Results below. Our 14.6% adjusted net operating return on tangible equity for the three months ended June 30, 2022 was slightly above the 14.2% return for the three months ended June 30, 2021.
Six Months Ended June 30, 2022 and 2021
The Company produced an underwriting profit of $21.7 million and a combined ratio of 94.2% for the six months ended June 30, 2022 compared to an underwriting loss of $141.5 million and a combined ratio of 142.5% for the same period in the prior year.
Consistent with the discussion of the three months above, attractive market conditions, particularly in our Excess and Surplus Lines segment, have allowed us to grow both written and earned premiums year-to-date. The Excess and Surplus Lines segment is our largest segment, comprising 62.0% of consolidated gross written premiums and 71.6% of consolidated net earned premiums year-to-date. Net earned premiums for the Excess and Surplus Lines segment increased $37.5 million or 16.2% over the prior year. Net earned premiums for our Specialty Admitted Insurance and Casualty Reinsurance segments also increased by $2.5 million and $2.7 million over the prior year, respectively. The higher net earned premiums helped produce a lower expense ratio in the six months ended June 30, 2022 as we saw growth in lines with meaningful ceding commissions and general and administrative expenses did not increase proportionately with the increase in earned premiums. Our expense ratio also benefited from 8.2% growth in fee income for our Specialty Admitted Insurance segment.
The loss ratio for the six months ended June 30, 2022 includes $5.2 million, or 1.4 percentage points, of net adverse reserve development on prior accident years. As outlined in the “Strategic Actions” above, on February 23, 2022, JRG Re entered into the Retrocession Agreement to reinsure the majority of the Casualty Reinsurance segment's reserves. The Casualty Reinsurance segment incurred losses of $11.5 million associated with the Retrocession Agreement, including $6.8 million of net adverse reserve development on prior accident years and $4.7 million of current accident year losses, and representing 3.1 points of our loss ratio for the six months ended June 30, 2022. The loss ratio for the six months ended June 30, 2021 included $166.7 million (50.0 percentage points) of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previously canceled commercial auto account (see Segment Results below for further discussion). The higher current accident year loss ratio (66.9% compared to 65.1% for the six months ended June 30, 2021) largely reflects current actuarial indications and higher loss trends in our Specialty Admitted Insurance segment and the $4.7 million of current accident year losses in the Casualty Reinsurance segment associated with the Retrocession Agreement.
Our net income increased over the prior year due to the improved underwriting results, partially offset by the unfavorable swing in net realized and unrealized gains and losses on investments (see Investing Results), and higher interest expense. Interest expense for the six months ended June 30, 2022 includes $1.3 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. The impact of rising interest rates on our variable rate senior and trust preferred debt also contributed to the higher current year interest expense. Net income available to common shareholders for the six months ended June 30, 2022 reflects the $3.5 million of current year dividends on the Series A Preferred Shares issued March 1, 2022.
Adjusted net operating income (loss), which excludes net realized and unrealized gains and losses on investments and certain non-operating expenses, improved from a $90.0 million loss in the six months ended June 30, 2021 to income of $33.9 million in the six months ended June 30, 2022. Tangible equity has increased by 2.8% year-to-date as net income and proceeds from the Series A Preferred Share issuance were largely offset by unrealized losses on our fixed maturity investments in other comprehensive income (see Investing Results below). Tangible equity per share has decreased by 10.9% year-to-date reflecting the slight increase in tangible equity over a larger share count including an assumed conversion of the Series A Preferred Shares. Our year-to-date adjusted net operating return on tangible equity of 12.7% compares favorably to the prior year loss of 33.6% and reflects the turnaround in underwriting results.

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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$266,635	$214,014	24.6%	$470,917	$395,372	19.1%
Specialty Admitted Insurance	124,967	129,189	(3.3)%	250,677	256,225	(2.2)%
Casualty Reinsurance	8,112	36,943	(78.0)%	38,056	101,804	(62.6)%
	$399,714	$380,146	5.1%	$759,650	$753,401	0.8%
Net written premiums:
Excess and Surplus Lines	$166,004	$135,163	22.8%	$291,714	$243,596	19.8%
Specialty Admitted Insurance	18,390	21,498	(14.5)%	38,595	43,503	(11.3)%
Casualty Reinsurance	10,297	36,943	(72.1)%	40,241	81,104	(50.4)%
	$194,691	$193,604	0.6%	$370,550	$368,203	0.6%
Net earned premiums:
Excess and Surplus Lines	$137,884	$117,945	16.9%	$269,185	$231,653	16.2%
Specialty Admitted Insurance	18,141	18,595	(2.4)%	37,459	34,952	7.2%
Casualty Reinsurance	30,237	36,165	(16.4)%	69,442	66,693	4.1%
	$186,262	$172,705	7.8%	$376,086	$333,298	12.8%
Gross written premiums for the Excess and Surplus Lines segment (which represents 62.0% of our consolidated gross written premiums in the six months ended June 30, 2022) increased 24.6% and 19.1% from the corresponding three and six month periods in the prior year. Total policy submissions for Core E&S lines (excluding commercial auto) declined 3.8% from the prior year, but renewal submissions increased 18.3% and our ratio of bound policies to quoted policies improved generating 3.4% more bound policies in the six months ended June 30, 2022 than in the six months ended June 30, 2021. The total number of policies in force for the segment increased 11.8% over the prior year. Renewal rates for the Excess and Surplus Lines segment were up 11.6% compared to the six months ended June 30, 2021. The change in gross written premiums compared to the same period in 2021 was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Excess Casualty	$84,769	$63,133	34.3%	$154,951	$131,534	17.8%
General Casualty	55,119	41,842	31.7%	89,514	71,221	25.7%
Manufacturers & Contractors	42,229	35,623	18.5%	78,028	67,478	15.6%
Excess Property	19,744	17,660	11.8%	29,548	24,519	20.5%
Energy	12,143	10,949	10.9%	24,173	21,720	11.3%
Small Business	10,327	8,623	19.8%	19,375	16,085	20.5%
All other Core E&S divisions	31,668	29,197	8.5%	56,287	50,040	12.5%
Total Core E&S divisions	255,999	207,027	23.7%	451,876	382,597	18.1%
Commercial Auto	$10,636	$6,987	52.2%	19,041	12,775	49.0%
Excess and Surplus Lines gross written premium	$266,635	$214,014	24.6%	$470,917	$395,372	19.1%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 33.0% of our consolidated gross written premiums for the six months ended June 30, 2022) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Individual risk workers’ compensation premium	$11,870	$14,250	(16.7)%	$27,489	$30,436	(9.7)%
Fronting and program premium	113,097	114,939	(1.6)%	223,188	225,789	(1.2)%
Specialty Admitted gross written premium	$124,967	$129,189	(3.3)%	$250,677	$256,225	(2.2)%
The declines in individual risk workers' compensation premium for the comparable three and six month periods are reflective of the difficult market conditions currently present for workers' compensation. Our fronting written premium declined slightly from the prior year due to the loss of one relationship resulting from merger and acquisition activity at a general agent and a decline in written premium for our largest fronting relationship. Absent these two relationships, our fronting written premium increased by $11.3 million or 15.0% and $28.8 million or 20.6% for the three and six months ended June 30, 2022, respectively, driven by continued growth in newer fronting relationships. Gross written premium for our largest fronting relationship declined from $30.3 million and $64.3 million for the three and six months ended June 30, 2021, respectively, to $26.6 million and $54.8 million for the three and six months ended June 30, 2022, respectively, reflecting a very competitive market for workers' compensation in California. Our largest fronting relationship represented 21.9% of the segment's gross written premium in the six months ended June 30, 2022 down from 25.1% in the six months ended June 30, 2021.
Gross written premiums for the Casualty Reinsurance segment (which represents 5.0% of our consolidated gross written premiums in the first six months of 2022) decreased 78.0% and 62.6% from the corresponding three and six month periods in the prior year, respectively. The decreases primarily reflect our current strategic focus on downsizing the Casualty Reinsurance third party book, which has resulted in the nonrenewal of several treaties in the current year and lower participations on certain renewing treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.

Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Excess and Surplus Lines	62.3%	63.2%	61.9%	61.6%
Specialty Admitted Insurance	14.7%	16.6%	15.4%	17.0%
Casualty Reinsurance	126.9%	100.0%	105.7%	79.7%
Total	48.7%	50.9%	48.8%	48.9%
The net premium retention for the Excess and Surplus Lines segment was relatively stable for the comparable three and six month periods. The segment's Excess Casualty division, which comprises approximately one-third of gross written premiums in the six months ended June 30, 2022 and 2021, cedes over 85% of written premiums under a reinsurance treaty and changes in growth rates of this division can impact comparable premium retention ratios for the segment.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three and six months ended June 30, 2022 as compared to the prior year periods primarily due to a lower retention in the fronting business reflecting the mix of business and changes in reinsurance coverage as treaties renew. The net retention on the segment’s fronting business was 13.2% and 13.6% for the three and six months ended June 30, 2022, respectively, compared to 15.3% and 15.5% for the three and six months ended June 30, 2021, respectively. The net retention on the individual risk workers’ compensation business was 29.2% and 30.0% for the three and six months ended June 30, 2022, respectively, compared to 27.7% for both the three and six months ended June 30, 2021. The renewal of the workers' compensation quota share treaty on January 1, 2022 resulted in a higher retention for this business.
The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and net retentions above 100% in the current year reflect adjustments to prior year assumed and ceded written premiums on the treaty.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Excess and Surplus Lines	83.8%	77.2%	83.7%	153.5%
Specialty Admitted Insurance	93.1%	88.5%	96.1%	90.3%
Casualty Reinsurance	93.2%	109.2%	109.8%	107.4%
Total	91.0%	89.7%	94.2%	142.5%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$266,635	$214,014	24.6%	$470,917	$395,372	19.1%
Net written premiums	$166,004	$135,163	22.8%	$291,714	$243,596	19.8%
Net earned premiums	$137,884	$117,945	16.9%	$269,185	$231,653	16.2%
Losses and loss adjustment expenses	(89,184)	(69,594)	28.1%	(174,109)	(311,336)	(44.1)%
Underwriting expenses	(26,366)	(21,434)	23.0%	(51,285)	(44,346)	15.6%
Underwriting profit (loss) (1)	$22,334	$26,917	(17.0)%	$43,791	$(124,029)	—
Ratios:
Loss ratio	64.7%	59.0%		64.7%	134.4%
Expense ratio	19.1%	18.2%		19.0%	19.1%
Combined ratio	83.8%	77.2%		83.7%	153.5%
Accident year loss ratio	64.7%	65.3%		64.7%	64.8%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $22.3 million and $26.9 million (combined ratios of 83.8% and 77.2%) in the three months ended June 30, 2022 and 2021, respectively. A higher loss ratio of 64.7% for the three months ended June 30, 2022 compared to 59.0% in the prior year was primarily due to lower net favorable reserve development in our loss estimates for prior accident years ($32,000 in the three months ended June 30, 2022 compared to $7.5 million or 6.3 percentage points in the prior year).
For the six months ended June 30, 2022, the segment produced an underwriting profit of $43.8 million and a combined ratio of 83.7%. This compares to an underwriting loss of $124.0 million and a combined ratio of 153.5% for the six months ended June 30, 2021. The loss ratio of 64.7% for the six months ended June 30, 2022 includes $91,000 of net favorable reserve development in our loss estimates for prior accident years. The loss ratio of 134.4% for the six months ended June 30, 2021 includes $161.2 million of net adverse reserve development (69.6 percentage points) in our loss estimates for prior accident years, including $170.0 million of net adverse reserve development on our commercial auto business that was almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations in the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account.
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
Attractive market conditions for our Excess and Surplus Lines segment have enabled us to grow written and earned premiums. Net earned premiums of the Excess and Surplus Lines segment were up 16.9% and 16.2% over the corresponding three and six month periods in the prior year, respectively, including growth in lines that have meaningful ceding commissions. The expense ratios for the Excess and Surplus Lines segment were 19.1% and 19.0% for the three and six months ended June 30, 2022, respectively, compared to 18.2% and 19.1% for the three and six months ended June 30, 2021.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$124,967	$129,189	(3.3)%	$250,677	$256,225	(2.2)%
Net written premiums	$18,390	$21,498	(14.5)%	$38,595	$43,503	(11.3)%
Net earned premiums	$18,141	$18,595	(2.4)%	$37,459	$34,952	7.2%
Losses and loss adjustment expenses	(13,217)	(13,366)	(1.1)%	(28,652)	(24,108)	18.8%
Underwriting expenses	(3,672)	(3,091)	18.8%	(7,346)	(7,440)	(1.3)%
Underwriting profit (1), (2)	$1,252	$2,138	(41.4)%	$1,461	$3,404	(57.1)%
Ratios:
Loss ratio	72.9%	71.9%		76.5%	69.0%
Expense ratio	20.2%	16.6%		19.6%	21.3%
Combined ratio	93.1%	88.5%		96.1%	90.3%
Accident year loss ratio	81.4%	77.3%		80.4%	74.7%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.9 million and $11.4 million for the three and six months ended June 30, 2022, respectively ($5.4 million and $10.6 million in the respective prior year periods).
The Specialty Admitted Insurance segment generated underwriting profits of $1.3 million and $2.1 million (combined ratios of 93.1% and 88.5%) in the three months ended June 30, 2022 and 2021, respectively. The loss ratios of 72.9% and 71.9% include $1.5 million and $1.0 million (8.5 and 5.4 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The impact of the higher net favorable development in the current year was offset by a higher current accident year loss ratio (81.4% compared to 77.3% in the prior year) which reflects current actuarial indications and higher loss trends in the business.
For the six months ended June 30, 2022 and 2021, the segment produced underwriting profits of $1.5 million and $3.4 million (combined ratios of 96.1% and 90.3%), respectively. The loss ratios of 76.5% and 69.0% include $1.5 million and $2.0 million (4.0 and 5.7 percentage points), respectively, of net favorable development in our loss estimates for prior accident years reflecting lower loss emergence in the workers’ compensation book compared to expectations. The higher current accident year loss ratio (80.4% compared to 74.7% in the prior year) was the biggest driver of the higher overall loss ratio, and consistent with the three months ended June 30, 2022, reflects current actuarial indications and higher loss trends in the business. The expense ratio of 19.6% for the six months ended June 30, 2022 improved from the prior year ratio of 21.3%, driven by the growth in net earned premiums and higher fee income, which increased 8.2% over the six months ended June 30, 2021 due to the growth in our fronting business.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$8,112	$36,943	(78.0)%	$38,056	$101,804	(62.6)%
Net written premiums	$10,297	$36,943	(72.1)%	$40,241	$81,104	(50.4)%
Net earned premiums	$30,237	$36,165	(16.4)%	$69,442	$66,693	4.1%
Losses and loss adjustment expenses	(18,968)	(27,040)	(29.9)%	(54,216)	(48,056)	12.8%
Underwriting expenses	(9,210)	(12,446)	(26.0)%	(22,004)	(23,583)	(6.7)%
Underwriting profit (loss) (1)	$2,059	$(3,321)	—	$(6,778)	$(4,946)	37.0%
Ratios:
Loss ratio	62.7%	74.8%		78.1%	72.1%
Expense ratio	30.5%	34.4%		31.7%	35.3%
Combined ratio	93.2%	109.2%		109.8%	107.4%
Accident year loss ratio	62.7%	60.9%		68.3%	60.8%
(1)Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Casualty Reinsurance segment produced an underwriting profit of $2.1 million and a combined ratio of 93.2% for the three months ended June 30, 2022 compared to an underwriting loss of $3.3 million and a combined ratio of 109.2% for the three months ended June 30, 2021. The loss ratio improved from 74.8% in the prior three month period to 62.7% in the current year, driven mainly by the impact of $5.0 million or 13.9 percentage points of net adverse development in our loss estimates for prior accident years in the three months ended June 30, 2021. As outlined in the “Strategic Actions” above, on February 23, 2022, JRG Re entered into the Retrocession Agreement to reinsure the majority of the Casualty Reinsurance segment's reserves. No prior accident year reserve development was recognized for this segment in the three months ended June 30, 2022.
For the six months ended June 30, 2022 and 2021, the segment had underwriting losses of $6.8 million and $4.9 million (combined ratios of 109.8% and 107.4%), respectively. The loss ratio of 78.1% for the six months ended June 30, 2022 includes losses of $11.5 million or 16.6 points (including $6.8 million or 9.8 points of net adverse reserve development on prior accident years and $4.7 million of current accident year losses) recognized in the three months ended March 31, 2022 associated with the Retrocession Agreement. The loss ratio of 72.1% for the six months ended June 30, 2021 includes $7.5 million or 11.2 percentage points of net adverse development in our loss estimates for prior accident years. The higher year to date current accident year loss ratio (68.3% for the six months ended June 30, 2022 compared to 60.8% in the prior year period) primarily reflects the $4.7 million or 6.8 points of current accident year losses associated with the Retrocession Agreement.
The Casualty Reinsurance segment focuses on proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments. The expense ratios of the Casualty Reinsurance segment were 30.5% and 31.7% for the three and six months ended June 30, 2022, respectively, compared to 34.4% and 35.3% in the corresponding prior year periods. Net earned premiums decreased 16.4% and increased 4.1% versus the corresponding three and six month prior year periods, with the decrease for the three months ended June 30, 2022 reflective of the earned premiums ceded under the Retrocession Agreement and our current focus on downsizing the third party book of the segment. Commissions were lower compared to the respective three and six month prior year periods due to the mix of business and commission slide adjustments related to incurred losses which decreased the expense ratio by 1.7 and 0.1 points in the three and six months ended June 30, 2022, respectively, compared to increases of 0.8 and 1.9 points in the three and six months ended June 30, 2021. General and administrative expenses were also lower for the six months ended June 30, 2022 driven primarily by lower compensation and related expenses.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our internal quota share, rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio.
Total operating expenses of the Corporate and Other segment were $8.9 million and $16.8 million and for the three and six months ended June 30, 2022, respectively, compared to $7.9 million and $16.0 million for the three and six months ended

June 30, 2021. The higher current year expenses as compared to the respective three and six month periods in the prior year were largely driven by higher compensation expenses.
Investing Results
Net investment income was $14.7 million and $31.0 million for the three and six months ended June 30, 2022, respectively, compared to $14.3 million and $29.4 million for the same periods in the prior year. The Company's private investments generated losses of $489,000 and income of $2.4 million for the three and six months ended June 30, 2022, respectively, compared to income of $834,000 and $1.2 million in the respective prior year periods. Excluding private investments, our net investment income for the three and six months ended June 30, 2022 increased 12.4% and 1.0% from the prior year, respectively, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.2 years at June 30, 2022.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Fixed maturity securities	$11,818	$10,700	$22,611	$22,246
Bank loan participations	2,709	2,521	5,062	5,394
Equity securities	1,315	1,201	2,549	2,411
Other invested assets:
Renewable energy investments	253	399	2,934	(282)
Other private investments	(742)	435	(524)	1,450
	(489)	834	2,410	1,168
Cash, cash equivalents, restricted cash equivalents and short-term investments	348	68	380	173
Gross investment income	15,701	15,324	33,012	31,392
Investment expense	(996)	(976)	(2,040)	(1,955)
Net investment income	$14,705	$14,348	$30,972	$29,437
The following table summarizes our annualized gross investment returns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cash and invested assets	2.5%	2.5%	2.7%	2.6%
Fixed maturity securities	3.0%	2.6%	2.9%	2.7%
Of our total cash and invested assets of $2,388.8 million at June 30, 2022 (excluding restricted cash equivalents), $350.7 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,597.7 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the six months ended June 30, 2022, the fair values of our fixed maturity securities were negatively impacted by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities recognized in other comprehensive (loss) income resulted in an $144.6 million reduction in accumulated other comprehensive (loss) income in the six months ended June 30, 2022.
Also included in our investments are $159.9 million of bank loan participations, $98.7 million of equity securities, $130.4 million of short-term investments, and $51.3 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the

Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At June 30, 2022 and December 31, 2021, the fair market value of these securities was $159.9 million and $156.0 million, respectively.
For the six months ended June 30, 2022, the Company recognized net realized and unrealized investment losses of $22.1 million ($17.1 million of net realized and unrealized investment losses for the three months ended June 30, 2022), including $11.8 million of net unrealized losses on bank loan participations, $11.0 million of net unrealized losses for the change in the fair value of equity securities, $1.3 million of net realized investment gains on the sale of fixed maturity securities, $193,000 of net realized investment losses on the sale of bank loan participations, and $352,000 of net realized investment losses on the sale of equity securities.
For the six months ended June 30, 2021, the Company recognized net realized and unrealized investment gains of $9.8 million ($3.5 million of net realized and unrealized investment gains for the three months ended June 30, 2021), including $6.3 million of net unrealized gains on bank loan participations, $3.2 million of net unrealized gains for the change in the fair value of equity securities, $1.2 million of net realized investment gains on the sale of fixed maturity securities, $465,000 of net realized investment losses on the sale of bank loan participations, and $384,000 of net realized investment losses on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at June 30, 2022 or December 31, 2021. At June 30, 2022, 99.6% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2022			December 31, 2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$340,365	$302,405	18.9%	$323,773	$333,717	19.9%
Residential mortgage-backed	312,407	290,555	18.2%	246,586	246,631	14.7%
Corporate	656,466	606,821	38.0%	711,930	732,335	43.7%
Commercial mortgage and asset-backed	340,434	322,204	20.2%	301,247	304,488	18.2%
U.S. Treasury securities and obligations guaranteed by the U.S. government	78,545	75,710	4.7%	60,329	60,390	3.5%
Total fixed maturity securities, available-for-sale	$1,728,217	$1,597,695	100.0%	$1,643,865	$1,677,561	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2022:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$385,257	24.1%
AA	613,162	38.4%
A	444,758	27.8%
BBB	147,790	9.3%
Below BBB and unrated	6,728	0.4%
Total	$1,597,695	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$65,952	$65,352	4.1%
After one year through five years	431,295	414,082	25.9%
After five years through ten years	325,615	289,925	18.1%
After ten years	252,514	215,577	13.5%
Residential mortgage-backed	312,407	290,555	18.2%
Commercial mortgage and asset-backed	340,434	322,204	20.2%
Total	$1,728,217	$1,597,695	100.0%
Other Income and Expense
Other income and expense primarily consists of non-operating expenses of $— and $347,000 for the three and six months ended June 30, 2022, respectively, and $811,000 and $1.3 million for the three and six months ended June 30, 2021, respectively. The non-operating expenses include legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering and various strategic initiatives, and employee severance costs.
Interest Expense
Interest expense was $4.0 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively ($6.3 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively). Interest expense for the three months and six months ended June 30, 2022 includes $1.3 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. The impact of rising interest rates on our variable rate senior and trust preferred debt also contributed to the higher current year interest expense. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended June 30, 2022 and 2021 ($182,000 in each of the six months ended June 30, 2022 and 2021).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the six months ended June 30, 2022, our effective tax rate was 24.9%. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and certain discreet items including excess tax expenses associated with vested restricted share units (“RSUs”) in the six months ended June 30, 2022. For the six months ended June 30, 2021, we had an effective tax benefit that was 23.7% of our pre-tax loss. The pre-tax loss six months ended June 30, 2021 was largely driven by the $166.7 million of net adverse reserve development on prior accident years, including $161.2 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2022 was $2,730.6 million. Of this amount, 59.5% relates to amounts that are IBNR. This amount was 59.6% at December 31, 2021. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$641,393	$941,339	$1,582,732
Specialty Admitted Insurance	321,591	392,236	713,827
Casualty Reinsurance	142,517	291,555	434,072
Total	$1,105,501	$1,625,130	$2,730,631
At June 30, 2022, the amount of net reserves (prior to the $601,000 allowance for uncollectible reinsurance recoverables) of $1,159.1 million that related to IBNR was 62.9%. This amount was 64.4% at December 31, 2021. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$329,702	$581,184	$910,886
Specialty Admitted Insurance	44,712	64,352	109,064
Casualty Reinsurance	55,671	83,524	139,195
Total	$430,085	$729,060	$1,159,145
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
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$139,227	$43,392
Investing activities	(75,060)	(13,591)
Financing activities	96,450	168,870
Change in cash and cash equivalents	160,617	198,671
Change in restricted cash equivalents (operating activities)	94	(136,395)
Change in cash, cash equivalents, and restricted cash equivalents	$160,711	$62,276

Cash provided by operating activities excluding restricted cash equivalents was $139.2 million and $43.4 million for the six months ended June 30, 2022 and 2021, respectively, reflecting the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses.
Cash used in investing activities for the six months ended June 30, 2022 and 2021 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 14.7% and 14.1% of total cash and invested assets at June 30, 2022 and 2021, respectively.
Cash provided by financing activities for the six months ended June 30, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the six months ended June 30, 2022 also include $4.0 million of dividends paid to common shareholders and $3.5 million of dividends paid on the Series A Preferred Shares.

 Cash provided by financing activities for the six months ended June 30, 2021 includes $192.1 million of net proceeds (before expenses) from a public offering of our common shares that closed on May 10, 2021. The proceeds were used for general corporate purposes. Financing activities for the six months ended June 30, 2021 also includes $20.8 million of dividends paid to common shareholders.
The change in restricted cash equivalents for the six months ended June 30, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue quarterly and are payable on March 31, June 30, September 30 and December 31 of each year, and commenced with a cash dividend of $3.5 million paid on June 30, 2022 (which amount represents the dividends from March 1, 2022, the date the Series A Preferred Shares were issued, through June 30, 2022).
At June 30, 2022, the Bermuda holding company had $1.5 million of cash and cash equivalents. The U.S. holding company had $23.8 million of cash and invested assets, comprised of cash and cash equivalents of $4.3 million, short-term investments of $12.0 million, and other invested assets of $7.5 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2022.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at June 30, 2022:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2022, the Company had $38.2 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At June 30, 2022, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.

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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2022.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at June 30, 2022. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At June 30, 2022, unsecured loans of $21.5 million and secured letters of credit totaling $22.6 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2022, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2022 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2022.
At June 30, 2022 and December 31, 2021, the Company's leverage ratio was 23.1% and 31.1%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. We believe having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2022 and 2021, our net premium retention was 48.7% and 50.9%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of June 30, 2022:

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
(4)    The property catastrophe reinsurance treaty has a limit of $55.0 million with one reinstatement.
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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event at the 1 in 1000 year PML to exhaust our $60.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $60.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
On September 27, 2021, James River entered into the LPT Agreement with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2022:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 65.5% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 70%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 90% of limits up to $10.0 million per occurrence, and 87.5% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $44.0 million in excess of $1.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $7.3M excess of $200 thousand of our 20% share of the quota share each occurrence.

(1)    Excluding one program which has quota share coverage for 84% of the first $1.0 million per occurrence and excess of loss coverage for $49.0 million in excess of $1.0 million per occurrence.
(2)    Includes any residual market pools.
Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business as well as fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $59.0 million in excess of $1.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
In our Casualty Reinsurance segment, we also have limited property catastrophe exposure on treaties in run-off, primarily through auto physical damage coverage. In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
On February 23, 2022, JRG Re entered into the Retrocession Agreement with FRL to reinsure the majority of the segment risk, which closed on March 31, 2022. See “Strategic Actions – Loss Portfolio Transfer Retrocession Agreement” above for further information on this retrocession agreement.
We also have a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covers $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage has two reinstatements in the event we exhaust any of the coverage. As of June 30, 2022, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2022, the allowance for credit losses on reinsurance recoverables was $601,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2022, we had reinsurance recoverables on unpaid losses of $1,570.9 million (net of a $601,000 allowance for credit losses) and reinsurance recoverables on paid losses of $106.5 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts, or represent recoverables from a state residual market for automobile insurance.
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
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the LPT Agreement, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the LPT Agreement, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2022, the balance in the Indemnity Trust was $374.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $443.4 million.
•Pursuant to the LPT Agreement, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the LPT Agreement, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2022, the balance in the LPT Trust was $165.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the LPT Agreement as described below, the total balance of collateral securing Aleka’s obligations under the LPT Agreement was $193.6 million. At June 30, 2022, the total reinsurance recoverables under the LPT Agreement was $188.9 million (including $170.3 million of unpaid recoverables and $18.6 million of paid recoverables).
In connection with the execution of the LPT Agreement, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the LPT Agreement and James River’s existing third party reinsurance agreements, respectively. At June 30, 2022, the balance in the Loss Fund Trust was $102.1 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the LPT Agreement. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s opinion of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. On May 7, 2021, following the Company's announcement of $168.7 million of further adverse development in the first quarter of 2021 on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business, A.M. Best announced a downgrade of our financial strength rating to “A-” (Excellent) and maintained a negative outlook on our regulated insurance subsidiaries. The Company's outlook was upgraded to stable by A.M. Best in the third quarter of 2021 following the closing of the LPT Agreement which reinsures substantially all of the legacy commercial auto business.
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
EQUITY
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,450,264 at June 30, 2022, reflecting 77,198 common shares issued in the six months ended June 30, 2022 related to vesting of RSUs.
Share Based Compensation Expense
For the three months ended June 30, 2022 and 2021, the Company recognized $2.2 million and $1.9 million of share based compensation expense, respectively ($4.0 million and $3.8 million in the six month periods ended June 30, 2022 and 2021, respectively). As of June 30, 2022, the Company had $15.6 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.1 years.

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
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	538,778	$20.50	139,682	$50.22
Vested	(112,353)	$45.49	(164,957)	$41.85
Forfeited	(9,760)	$22.97	(25,816)	$46.34
Unvested, end of period	708,800	$26.97	348,765	$46.87
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period.

RECONCILIATION OF NON-GAAP MEASURES
Reconciliation of Underwriting Profit
We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies.
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$22,334	$26,917	$43,791	$(124,029)
Specialty Admitted Insurance	1,252	2,138	1,461	3,404
Casualty Reinsurance	2,059	(3,321)	(6,778)	(4,946)
Total underwriting profit (loss) of operating segments	25,645	25,734	38,474	(125,571)
Other operating expenses of the Corporate and Other segment	(8,888)	(7,915)	(16,762)	(15,971)
Underwriting profit (loss) (1)	16,757	17,819	21,712	(141,542)
Net investment income	14,705	14,348	30,972	29,437
Net realized and unrealized (losses) gains on investments	(17,110)	3,483	(22,120)	9,755
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	49	(827)	(252)	(1,349)
Interest expense	(4,049)	(2,249)	(6,341)	(4,465)
Income (loss) before income taxes	$10,261	$32,483	$23,789	$(108,346)
(1)Included in underwriting results for the three and six months ended June 30, 2022 is gross fee income of $5.9 million and $11.4 million, respectively ($5.4 million and $10.6 million in the respective prior year periods).
Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding net realized and unrealized gains (losses) on investments, and certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and severance costs associated with terminated employees. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income (loss) available to common shareholders reconciles to our adjusted net operating income (loss) as follows:

	Three Months Ended June 30,
	2022		2021
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$7,636	$5,039	$32,483	$20,843
Net realized and unrealized investment losses (gains)	17,110	14,986	(3,483)	(2,741)
Other expenses	—	—	811	727
Adjusted net operating income	$24,746	$20,025	$29,811	$18,829

	Six Months Ended June 30,
	2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$20,289	$14,369	$(108,346)	$(82,617)
Net realized and unrealized investment losses (gains)	22,120	19,176	(9,755)	(8,492)
Other expenses	347	347	1,338	1,143
Adjusted net operating income (loss)	$42,756	$33,892	$(116,763)	$(89,966)
Tangible Equity and Tangible Equity per Share
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the current conversion price). Our definitions of tangible equity and tangible equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible equity as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$594,386	$15.87	$725,362	$19.41
Series A redeemable preferred shares	144,898		—
Less:
Goodwill	181,831		181,831
Intangible assets, net	35,857		36,039
Tangible equity	$521,596	$12.10	$507,492	$13.58

Common shares outstanding	37,450,264		37,373,066
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		—
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,090,422		37,373,066

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. The fair values of our fixed maturity securities have been negatively impacted in 2022 by higher interest rates. For the six months ended June 30, 2022, unrealized losses on fixed maturities of $144.6 million were recognized in other comprehensive loss. Market risk was also reflected in net realized and unrealized investment losses of $22.1 million for the six months ended June 30, 2022, which included $11.0 million and $11.8 million of unrealized losses related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “Amended Complaint”), which asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021. The Amended Complaint alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Defendants filed a motion to dismiss on January 18, 2022. Plaintiffs’ opposition to the motion to dismiss was filed on March 4, 2022, and the Defendants’ reply to the Plaintiff's opposition was filed on April 4, 2022. On July 13, 2022, Plaintiffs filed a notice with the

Court stating that they intend to seek leave to file an amended complaint no later than August 25, 2022. We believe that Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

James River Group Holdings, Ltd.

Date:	August 2, 2022	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 2, 2022	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)