Form 10-Q
period 2022-09-30
James River Group Holdings, Ltd.
filed 2022-11-02
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 1, 2022: 37,460,041

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
•downgrades in the financial strength rating of our regulated insurance subsidiaries impacting our ability to attract and retain insurance and reinsurance business that our subsidiaries write, our competitive position, and our financial condition;
•the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•the impact of a persistent high inflationary environment on our reserves, the values of our investments and investment returns, and our compensation expenses;
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
•losses resulting from reinsurance counterparties failing to pay us on reinsurance claims, insurance companies with whom we have a fronting arrangement failing to pay us for claims, or a former customer with whom we have an indemnification arrangement failing to perform its reimbursement obligations, and our potential inability to demand or maintain adequate collateral to mitigate such risks;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2022	December 31, 2021
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2022 – $1,839,336; 2021 – $1,643,865)	$1,639,248	$1,677,561
Equity securities, at fair value (cost: 2022 – $121,446; 2021 – $95,783)	118,114	108,410
Bank loan participations, at fair value	160,296	156,043
Short-term investments	208,904	136,563
Other invested assets	49,471	51,908
Total invested assets	2,176,033	2,130,485

Cash and cash equivalents	187,544	190,123
Restricted cash equivalents	102,485	102,005
Accrued investment income	13,778	11,037
Premiums receivable and agents’ balances, net	341,655	393,967
Reinsurance recoverable on unpaid losses, net	1,584,836	1,348,628
Reinsurance recoverable on paid losses	110,260	82,235
Prepaid reinsurance premiums	280,739	291,498
Deferred policy acquisition costs	62,883	68,526
Intangible assets, net	35,767	36,039
Goodwill	181,831	181,831
Other assets	127,680	112,176
Total assets	$5,205,491	$4,948,550

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2022	December 31, 2021
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,786,700	$2,748,473
Unearned premiums	696,452	727,552
Payables to reinsurers	114,064	135,617
Funds held	335,233	97,360
Deferred reinsurance gain	20,773	—
Senior debt	222,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	52,010	57,920
Other liabilities	202,202	89,911
Total liabilities	4,533,789	4,223,188
Commitments and contingent liabilities
Series A redeemable preferred shares – 2022 and 2021: $0.00125 par value; 20,000,000 shares authorized; 150,000 and no shares issued and outstanding, respectively	144,898	—
Shareholders’ equity:
Common shares – 2022 and 2021: $0.0002 par value; 200,000,000 shares authorized; 37,450,438 and 37,373,066 shares issued and outstanding, respectively	7	7
Additional paid-in capital	867,309	862,040
Retained deficit	(165,263)	(166,663)
Accumulated other comprehensive (loss) income	(175,249)	29,978
Total shareholders’ equity	526,804	725,362
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,205,491	$4,948,550

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
			(in thousands, except share amounts)
Revenues
Gross written premiums	$358,505	$346,599	$1,118,155	$1,100,000
Ceded written premiums	(168,254)	(188,389)	(557,354)	(573,587)
Net written premiums	190,251	158,210	560,801	526,413
Change in net unearned premiums	(62)	12,398	5,474	(22,507)
Net earned premiums	190,189	170,608	566,275	503,906
Net investment income	17,306	15,289	48,278	44,726
Net realized and unrealized (losses) gains on investments	(7,754)	3,983	(29,874)	13,738
Other income	1,488	1,113	3,304	3,170
Total revenues	201,229	190,993	587,983	565,540
Expenses
Losses and loss adjustment expenses	153,008	166,078	409,985	549,578
Other operating expenses	47,584	43,193	146,681	136,414
Other expenses	210	706	578	2,231
Interest expense	4,950	2,227	11,291	6,692
Amortization of intangible assets	90	90	272	272
Total expenses	205,842	212,294	568,807	695,187
(Loss) income before taxes	(4,613)	(21,301)	19,176	(129,647)
Income tax expense (benefit)	8	2,588	5,928	(23,141)
Net (loss) income	(4,621)	(23,889)	13,248	(106,506)
Dividends on Series A preferred shares	(2,625)	—	(6,125)	—
Net (loss) income available to common shareholders	$(7,246)	$(23,889)	$7,123	$(106,506)

Other comprehensive loss:
Net unrealized losses, net of taxes of $(8,910) and $(28,558) in 2022 and $(1,882) and $(5,517) in 2021	(60,656)	(11,459)	(205,227)	(38,789)
Total comprehensive loss	$(65,277)	$(35,348)	$(191,979)	$(145,295)

Net (loss) income per common share:
Basic	$(0.19)	$(0.64)	$0.19	$(3.12)
Diluted	$(0.19)	$(0.64)	$0.19	$(3.12)
Dividend declared per common share	$0.05	$0.30	$0.15	$0.90
Weighted-average common shares outstanding:
Basic	37,450,381	37,278,469	37,435,798	34,161,022
Diluted	37,450,381	37,278,469	37,642,656	34,161,022

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386
Net loss	—	—	—	(4,621)	—	(4,621)
Other comprehensive loss	—	—	—	—	(60,656)	(60,656)
Vesting of RSUs	174	—	—	—	—	—
Compensation expense under share incentive plans	—	—	2,228	—	—	2,228
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,908)	—	(1,908)
Balances at September 30, 2022	37,450,438	$7	$867,309	$(165,263)	$(175,249)	$526,804

Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	13,248	—	13,248
Other comprehensive loss	—	—	—	—	(205,227)	(205,227)
Vesting of RSUs	77,372	—	(941)	—	—	(941)
Compensation expense under share incentive plans	—	—	6,210	—	—	6,210
Dividends on Series A preferred shares	—	—	—	(6,125)	—	(6,125)
Dividends on common shares	—	—	—	(5,723)	—	(5,723)
Balances at September 30, 2022	37,450,438	$7	$867,309	$(165,263)	$(175,249)	$526,804

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2021	37,275,562	$7	$857,916	$(53,993)	$54,569	$858,499
Net loss	—	—	—	(23,889)	—	(23,889)
Other comprehensive loss	—	—	—	—	(11,459)	(11,459)
Issuance of common shares	—	—	—	—	—	—
Exercise of stock options	11,508	—	242	—	—	242
Vesting of RSUs	174	—	—	—	—	—
Compensation expense under share incentive plans	—	—	1,476	—	—	1,476
Dividends on common shares	—	—	—	(11,230)	—	(11,230)
Balances at September 30, 2021	37,287,244	$7	$859,634	$(89,112)	$43,110	$813,639

Balances at December 31, 2020	30,649,261	$6	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	(106,506)	—	(106,506)
Other comprehensive loss	—	—	—	—	(38,789)	(38,789)
Issuance of common shares	6,497,500	1	192,106	—	—	192,107
Exercise of stock options	27,979	—	401	—	—	401
Vesting of RSUs	112,504	—	(2,592)	—	—	(2,592)
Compensation expense under share incentive plans	—	—	5,243	—	—	5,243
Dividends on common shares	—	—	—	(31,833)	—	(31,833)
Balances at September 30, 2021	37,287,244	$7	$859,634	$(89,112)	$43,110	$813,639

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities
Net cash provided by (used in) operating activities (a)	$168,129	$(1,061,314)
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(546,239)	(326,483)
Sales – fixed maturity securities	206,790	118,260
Maturities and calls – fixed maturity securities	143,015	226,280
Purchases – equity securities	(36,850)	(14,339)
Sales – equity securities	11,251	6,757
Bank loan participations:
Purchases	(78,371)	(88,376)
Sales	43,257	48,854
Maturities	17,340	39,058
Other invested assets:
Purchases	—	(11,644)
Return of capital	1,768	610
Short-term investments, net	(72,341)	103,347
Securities receivable or payable, net	52,763	12,365
Purchases of property and equipment	(4,564)	(2,930)
Net cash (used in) provided by investing activities	(262,181)	111,759
Financing activities
Senior debt repayments	(40,000)	—
Issuance of Series A preferred shares (Note 12)	144,898	—
Issuance of common shares - public offering	—	192,107
Issuance of common shares under equity incentive plans	—	571
Common share repurchases	(941)	(2,762)
Dividends on Series A preferred shares	(6,125)	—
Dividends on common shares	(5,879)	(31,990)
Net cash provided by financing activities	91,953	157,926
Change in cash, cash equivalents, and restricted cash equivalents	(2,099)	(791,629)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	292,128	1,022,180
Cash, cash equivalents, and restricted cash equivalents at end of period	$290,029	$230,551
Supplemental information
Interest paid	$10,746	$7,473

Restricted cash equivalents at beginning of period	$102,005	$859,920
Restricted cash equivalents at end of period	$102,485	$10,000
Change in restricted cash equivalents	$480	$(849,920)

(a) Cash used in operating activities for the nine months ended September 30, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by (used in) operating activities was $167.6 million and $(211.4) million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in operating activities excluding the reduction in collateral funds for the nine months ended September 30, 2021 primarily reflects $317.6 million paid to effect a loss portfolio transfer reinsurance transaction in the third quarter.
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
•Carolina Re Ltd (“Carolina Re”) was formed in 2018 and from January 1, 2018 through December 31, 2021 provided reinsurance to the Company’s U.S.-based insurance subsidiaries. During the three months ended September 30, 2022, Carolina Re commuted the majority of the outstanding obligations ceded under the intercompany quota share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. Carolina Re was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $28.2 million and $26.9 million at September 30, 2022 and December 31, 2021, respectively, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the nine months ended September 30, 2022, our U.S. federal income tax expense was 30.9% of the income before taxes. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and certain discreet items including excess tax expenses associated with vested restricted share units (“RSUs”) in the nine months ended September 30, 2022. The Company had a pre-tax loss of $129.6 million for the nine months ended September 30, 2021 and recorded a U.S. federal income tax benefit of $23.1 million. For the nine months ended September 30, 2021, our U.S. federal income tax benefit was 17.8% of the loss before taxes. The pre-tax loss was largely driven by the $210.8 million of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account.
Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our Series A preferred shares on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The new guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. Adoption of the new standard did not materially impact our financial position, results of operations, or earnings per share for the nine months ended September 30, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2022
Fixed maturity securities:
State and municipal	$377,410	$346	$(56,859)	$320,897
Residential mortgage-backed	388,386	241	(39,700)	348,927
Corporate	669,209	32	(75,284)	593,957
Commercial mortgage and asset-backed	328,022	—	(24,177)	303,845
U.S. Treasury securities and obligations guaranteed by the U.S. government	76,309	—	(4,687)	71,622
Total fixed maturity securities, available-for-sale	$1,839,336	$619	$(200,707)	$1,639,248
December 31, 2021
Fixed maturity securities:
State and municipal	$323,773	$12,156	$(2,212)	$333,717
Residential mortgage-backed	246,586	2,384	(2,339)	246,631
Corporate	711,930	26,119	(5,714)	732,335
Commercial mortgage and asset-backed	301,247	4,941	(1,700)	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	653	(592)	60,390
Total fixed maturity securities, available-for-sale	$1,643,865	$46,253	$(12,557)	$1,677,561
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2022 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$50,179	$48,892
After one year through five years	439,524	409,673
After five years through ten years	351,577	300,364
After ten years	281,648	227,547
Residential mortgage-backed	388,386	348,927
Commercial mortgage and asset-backed	328,022	303,845
Total	$1,839,336	$1,639,248

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2022
Fixed maturity securities:
State and municipal	$274,536	$(46,950)	$36,950	$(9,909)	$311,486	$(56,859)
Residential mortgage-backed	265,562	(24,678)	76,678	(15,022)	342,240	(39,700)
Corporate	455,140	(46,851)	129,401	(28,433)	584,541	(75,284)
Commercial mortgage and asset-backed	247,461	(16,433)	56,107	(7,744)	303,568	(24,177)
U.S. Treasury securities and obligations guaranteed by the U.S. government	50,551	(1,950)	21,071	(2,737)	71,622	(4,687)
Total fixed maturity securities, available-for-sale	$1,293,250	$(136,862)	$320,207	$(63,845)	$1,613,457	$(200,707)
December 31, 2021
Fixed maturity securities:
State and municipal	$93,313	$(2,162)	$1,150	$(50)	$94,463	$(2,212)
Residential mortgage-backed	140,386	(2,337)	147	(2)	140,533	(2,339)
Corporate	179,078	(4,232)	18,635	(1,482)	197,713	(5,714)
Commercial mortgage and asset-backed	159,289	(1,695)	1,229	(5)	160,518	(1,700)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,378	(592)	—	—	24,378	(592)
Total fixed maturity securities, available-for-sale	$596,444	$(11,018)	$21,161	$(1,539)	$617,605	$(12,557)

At September 30, 2022, the Company held fixed maturity securities of 573 issuers that were in an unrealized loss position with a total fair value of $1,613.5 million and gross unrealized losses of $200.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At September 30, 2022, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at September 30, 2022 had an aggregate fair value of $2.6 million and an aggregate net unrealized loss of $250,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2022, December 31, 2021, or September 30, 2021. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At September 30, 2022, the Company's bank loan portfolio had an aggregate fair value of $160.3 million and unpaid principal of $178.8 million. Investment income on bank loan participations included in net investment income was $3.4 million and $8.4 million for the three and nine months ended September 30, 2022, respectively ($2.8 million and $8.2 million for the three and nine months ended September 30, 2021, respectively). Net realized and unrealized gains (losses) on investments includes losses on bank loan participations of $2.2 million and $14.2 million for the three and nine months ended September 30, 2022, respectively (gains of $195,000 and $6.0 million for the three and nine months ended September 30, 2021, respectively). For the three and nine months ended September 30, 2022 and 2021, management concluded that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2022 or December 31, 2021.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1	$3,170	$1,699	$4,361
Gross realized losses	(973)	(3)	(1,415)	(27)
	(972)	3,167	284	4,334
Bank loan participations:
Gross realized gains	70	130	183	448
Gross realized losses	(253)	(310)	(559)	(1,093)
Changes in fair values of bank loan participations	(2,018)	375	(13,818)	6,626
	(2,201)	195	(14,194)	5,981
Equity securities:
Gross realized gains	758	—	787	111
Gross realized losses	(359)	(2)	(740)	(497)
Changes in fair values of equity securities	(4,967)	643	(15,959)	3,803
	(4,568)	641	(15,912)	3,417
Short-term investments and other:
Gross realized gains	1	70	1	75
Gross realized losses	(14)	(150)	(53)	(150)
Changes in fair values of short-term investments and other	—	60	—	81
	(13)	(20)	(52)	6
Total	$(7,754)	$3,983	$(29,874)	$13,738

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

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$25,363	$24,211	$(30)	$634	$2,331	$634
Corporate & Other	2,793	2,709	7	14	266	(772)
	28,156	26,920	(23)	648	2,597	(138)
Renewable energy notes receivable (b)
Excess and Surplus Lines	2,329	2,329	69	120	209	344
Corporate & Other	2,911	2,911	88	150	262	430
	5,240	5,240	157	270	471	774
Limited partnerships (c)
Excess and Surplus Lines	10,366	13,098	(252)	699	(948)	1,115
Corporate & Other	1,209	2,150	(392)	58	(392)	920
	11,575	15,248	(644)	757	(1,340)	2,035
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	86	85	258	114
Corporate & Other	—	—	—	—	—	143
	4,500	4,500	86	85	258	257
Total other invested assets
Excess and Surplus Lines	42,558	44,138	(127)	1,538	1,850	2,207
Corporate & Other	6,913	7,770	(297)	222	136	721
	$49,471	$51,908	$(424)	$1,760	$1,986	$2,928

(a)The Company's Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 32.6% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $1.4 million and $1.8 million in the nine months ended September 30, 2022 and 2021, respectively.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At September 30, 2022, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the three and nine months ended September 30, 2022, the Company recognized an impairment loss of $392,000 on one limited partnership in the Corporate & Other segment. At September 30, 2022, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in the other limited partnerships.
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
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2022 and December 31, 2021.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2022		December 31, 2021
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	7,008	11,611	6,736
Identifiable intangible assets subject to amortization		11,611	7,008	11,611	6,736
		$42,775	$7,008	$42,775	$6,736

4.    Earnings (Loss) Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net (loss) income	$(4,621)	$(23,889)	$13,248	$(106,506)
Less: Dividends on Series A preferred shares	(2,625)	—	(6,125)	—
Net (loss) income available to common shareholders	$(7,246)	$(23,889)	$7,123	$(106,506)

Weighted average common shares outstanding:
Basic	37,450,381	37,278,469	37,435,798	34,161,022
Dilutive potential common shares	—	—	206,858	—
Diluted	37,450,381	37,278,469	37,642,656	34,161,022

Net (loss) income per common share:
Basic	$(0.19)	$(0.64)	$0.19	$(3.12)
Dilutive potential common shares	—	—	—	—
Diluted	$(0.19)	$(0.64)	$0.19	$(3.12)
For the three and nine months ended September 30, 2022, potential common shares of 5,830,234 and 4,421,223, respectively (133,994 and 203,077 in the respective prior year periods), were excluded from the calculation of diluted earnings (loss) per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $621,000 at September 30, 2022, $601,000 at June 30, 2022, $604,000 at March 31, 2022, $631,000 at December 31, 2021, $515,000 at September 30, 2021, and $335,000 at June 30, 2021, March 31, 2021, and December 31, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,159,145	$1,511,106	$1,399,214	$1,386,061
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	133,364	121,980	385,114	338,796
Prior years - retroactive reinsurance	20,773	—	20,773	—
Prior years - excluding retroactive reinsurance	(1,129)	44,098	4,098	210,782
Total incurred losses and loss and adjustment expenses	153,008	166,078	409,985	549,578
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	12,451	12,310	22,057	22,766
Prior years	81,755	125,277	275,375	373,276
Total loss and loss adjustment expense payments	94,206	137,587	297,432	396,042
Deduct: Deferred reinsurance gain - retroactive reinsurance	20,773	—	20,773	—
Deduct: Loss reserves ceded in Retrocession and Commercial Auto LPT Agreements	—	292,147	299,493	292,147
Add: Changes in reinsurance recoverable of Retrocession Agreement unrelated to net reserve activity	4,069	—	9,742	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,201,243	1,247,450	1,201,243	1,247,450
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,585,457	1,349,379	1,585,457	1,349,379
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,786,700	$2,596,829	$2,786,700	$2,596,829

The Company experienced $1.1 million of net favorable reserve development in the three months ended September 30, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development on the legacy commercial auto business subject to retroactive reinsurance accounting - see Commercial Auto Loss Portfolio Transfer below). This reserve development included $139,000 of net adverse development in the Excess and Surplus Lines segment, $1.3 million of net favorable development in the Specialty Admitted Insurance segment, and no development in the Casualty Reinsurance segment. The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the three months ended September 30, 2022 related to Hurricane Ian. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.
The Company experienced $44.1 million of net adverse reserve development in the three months ended September 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $29.5 million of net adverse development in the Excess and Surplus Lines segment (see Commercial Auto Loss Portfolio Transfer below), $500,000 of net favorable development in the Specialty Admitted Insurance segment, and $15.1 million of net adverse development in the Casualty Reinsurance segment. The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the three months ended September 30, 2021 related to Hurricane Ida. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $4.1 million of net adverse reserve development in the nine months ended September 30, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development on the legacy commercial auto business subject to retroactive reinsurance accounting - see Commercial Auto Loss Portfolio Transfer below). This reserve development included $48,000 of net adverse development in the Excess and Surplus Lines segment, $2.8 million of net favorable development in the Specialty Admitted Insurance segment, and $6.8 million of net adverse development in the Casualty Reinsurance segment that was associated with the Retrocession Agreement (as defined below). The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the nine months ended September 30, 2022 related to Hurricane Ian. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.
The Company experienced $210.8 million of net adverse reserve development in the nine months ended September 30, 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This reserve development included $190.7 million of net adverse development in the Excess and Surplus Lines segment including $200.1 million on commercial auto business almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations for the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. The continuation of the highly elevated reported losses in the first quarter of 2021 led us to conclude that using only our own loss experience in our paid and incurred reserve projections rather than industry data inputs that we had used in prior quarters, and giving greater weight to incurred methods, would give us a better estimate of ultimate losses on this account. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account at March 31, 2021. Loss emergence on the terminated commercial auto account in the second quarter was in line with our expectations, and accordingly, no additional reserve development was taken. In the third quarter, an additional $29.6 million was recognized as adverse loss and loss adjustment reserve development upon entering the loss portfolio transaction as described below. The Company experienced $2.5 million of net favorable development in the Specialty Admitted Insurance segment due to favorable development in the workers' compensation business for prior accident years, and $22.6 million of net adverse development in the Casualty Reinsurance segment. The Company also experienced $5.0 million of net catastrophe losses in the current accident year for the nine months ended September 30, 2021 related to Hurricane Ida. The losses were primarily in the Excess Property book in the Excess and Surplus Lines segment.
Loss Portfolio Transfers
Loss portfolio transfers are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality on the subject risks when they no longer meet the Company's appetite or are no longer aligned with our risk management guidelines.
The Company periodically reevaluates the remaining reserves subject to its loss portfolio transfers, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under a loss portfolio transfer to exceed the consideration paid, the loss portfolio transfer moves into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer.
For the three and nine months ended September 30, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, resulting in a corresponding additional amount ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the Commercial Auto LPT. A retroactive reinsurance benefit of $25.9 million was recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 using the recovery method. As of September 30, 2022 and December 31, 2021, the cumulative amounts ceded under the Commercial Auto LPT were $391.8 million and $345.1 million, respectively. The unrecognized deferred retroactive reinsurance gain of $20.8 million at September 30, 2022 is separately presented on the Company's Condensed Consolidated Balance Sheets.
6.    Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Unrealized losses arising during the period, before U.S. income taxes	$(70,538)	$(10,174)	$(233,501)	$(39,972)
U.S. income taxes	8,910	1,219	28,295	4,654
Unrealized losses arising during the period, net of U.S. income taxes	(61,628)	(8,955)	(205,206)	(35,318)
Less reclassification adjustment:
Net realized investment (losses) gains	(972)	3,167	284	4,334
U.S. income taxes	—	(663)	(263)	(863)
Reclassification adjustment for investment (losses) gains realized in net income	(972)	2,504	21	3,471
Other comprehensive loss	$(60,656)	$(11,459)	$(205,227)	$(38,789)
The Company's invested assets at September 30, 2022 include $1,639.2 million of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the nine months ended September 30, 2022 and 2021, the fair values of our fixed maturity securities were negatively impacted by rising interest rates leading to unrealized losses recognized in other comprehensive loss.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In addition to the $972,000 of net realized investment losses and $284,000 of net realized investment gains on available-for-sale fixed maturities for the three and nine months ended September 30, 2022 ($3.2 million and $4.3 million of net realized investment gains for the three and nine months ended September 30, 2021, respectively), the Company also recognized net realized and unrealized investment losses in the respective periods of $2.2 million and $14.2 million on its investments in bank loan participations ($195,000 and $6.0 million of net realized and unrealized investment gains in the respective prior year periods) and net realized and unrealized investment losses of $4.6 million and $15.9 million on its investments in equity securities ($641,000 and $3.4 million of net realized and unrealized investment gains in the respective prior year periods) that was largely related to preferred stock holdings.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD is due December 8, 2022, and the Defendant's reply to the Plaintiffs’ opposition is due January 9, 2023. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, and allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2021.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.6 million of letters of credit were issued through September 30, 2022 which were secured by deposits of $7.8 million. Under a $102.5 million facility, $40.5 million of letters of credit were issued through September 30, 2022 which were secured by deposits of $46.0 million. Under a $100.0 million facility, $22.6 million of letters of credit were issued through September 30, 2022 which were secured by deposits of $27.5 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $409.3 million at September 30, 2022.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2022, the balance in the Indemnity Trust was $262.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $331.3 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2022, the balance in the LPT Trust was $118.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $146.5 million. At September 30, 2022, the total reinsurance recoverables under the Commercial Auto LPT was $189.1 million (including $174.3 million of unpaid recoverables and $14.8 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2022, the balance in the Loss Fund Trust was $102.5 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
While the Commercial Auto LPT brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the Commercial Auto LPT if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the Commercial Auto LPT, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral in accordance with the terms of the Commercial Auto LPT and Indemnity Agreements when our analysis indicates that we have uncollateralized exposure.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive (loss) income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 5 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $914,000 and $2.6 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and nine months ended September 30, 2022, respectively ($1.0 million and $2.9 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2022
Gross written premiums	$204,785	$123,389	$30,331	$—	$358,505
Net earned premiums	139,095	17,824	33,270	—	190,189
Underwriting profit of operating segments	16,402	285	3,044	—	19,731
Net investment income	6,955	1,066	9,596	(311)	17,306
Interest expense	—	—	1,235	3,715	4,950
Segment revenues	140,946	19,602	40,869	(188)	201,229
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,623,257	1,222,280	1,290,573	69,381	5,205,491

Three Months Ended September 30, 2021
Gross written premiums	$217,673	$121,175	$7,751	$—	$346,599
Net earned premiums	119,760	19,704	31,144	—	170,608
Underwriting (loss) profit of operating segments	(21,527)	3,084	(11,911)	—	(30,354)
Net investment income	4,678	754	9,699	158	15,289
Interest expense	—	—	—	2,227	2,227
Segment revenues	127,603	21,009	42,167	214	190,993
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,835,108	1,053,286	1,871,846	23,859	4,784,099

Nine Months Ended September 30, 2022
Gross written premiums	$675,702	$374,066	$68,387	$—	$1,118,155
Net earned premiums	408,280	55,283	102,712	—	566,275
Underwriting profit (loss) of operating segments	60,193	1,746	(3,734)	—	58,205
Net investment income	15,795	2,757	29,750	(24)	48,278
Interest expense	—	—	2,577	8,714	11,291
Segment revenues	405,997	59,152	122,594	240	587,983
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,623,257	1,222,280	1,290,573	69,381	5,205,491

Nine Months Ended September 30, 2021
Gross written premiums	$613,045	$377,400	$109,555	$—	$1,100,000
Net earned premiums	351,413	54,656	97,837	—	503,906
Underwriting (loss) profit of operating segments	(145,556)	6,488	(16,857)	—	(155,925)
Net investment income	11,857	2,342	29,962	565	44,726
Interest expense	—	—	—	6,692	6,692
Segment revenues	370,417	60,667	133,671	785	565,540
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,835,108	1,053,286	1,871,846	23,859	4,784,099

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$16,402	$(21,527)	$60,193	$(145,556)
Specialty Admitted Insurance	285	3,084	1,746	6,488
Casualty Reinsurance	3,044	(11,911)	(3,734)	(16,857)
Total underwriting profit (loss) of operating segments	19,731	(30,354)	58,205	(155,925)
Other operating expenses of the Corporate and Other segment	(8,447)	(7,287)	(25,209)	(23,258)
Underwriting profit (loss)	11,284	(37,641)	32,996	(179,183)
Losses and loss adjustment expenses - retroactive reinsurance	(20,773)	—	(20,773)	—
Net investment income	17,306	15,289	48,278	44,726
Net realized and unrealized (losses) gains on investments	(7,754)	3,983	(29,874)	13,738
Amortization of intangible assets	(90)	(90)	(272)	(272)
Other income and expenses	364	(615)	112	(1,964)
Interest expense	(4,950)	(2,227)	(11,291)	(6,692)
(Loss) income before income taxes	$(4,613)	$(21,301)	$19,176	$(129,647)

9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Amortization of policy acquisition costs	$23,296	$19,951	$69,321	$64,830
Other underwriting expenses of the operating segments	15,841	15,955	52,151	48,326
Other operating expenses of the Corporate and Other segment	8,447	7,287	25,209	23,258
Total	$47,584	$43,193	$146,681	$136,414
Other expenses of $210,000 and $578,000 for the three and nine months ended September 30, 2022, respectively ($706,000 and $2.2 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering and various strategic initiatives, and employee severance costs.
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
Assets measured at fair value on a recurring basis as of September 30, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$320,897	$—	$320,897
Residential mortgage-backed	—	348,927	—	348,927
Corporate	—	593,957	—	593,957
Commercial mortgage and asset-backed	—	303,845	—	303,845
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,305	317	—	71,622
Total fixed maturity securities, available-for-sale	$71,305	$1,567,943	$—	$1,639,248
Equity securities:
Preferred stock	—	74,822	—	74,822
Common stock	40,729	2,563	—	43,292
Total equity securities	$40,729	$77,385	$—	$118,114
Bank loan participations	$—	$160,296	$—	$160,296
Short-term investments	$—	$208,904	$—	$208,904

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Beginning balance	$—	$231	$102	$980
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	8	—	8
Purchases	—	—	—	—
Sales	—	—	(92)	(282)
Maturities, calls and paydowns	—	(23)	—	(64)
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	156	(10)	(270)
Included in other comprehensive income	—	—	—	—
Ending balance	$—	$372	$—	$372

The Company had one equity security at December 31, 2021 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $102,000 for the equity security was based on expected proceeds from its sale. During the nine months ended September 30, 2022, the Company sold the equity security.
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
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022 or 2021. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2022 and December 31, 2021, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,639,248	$1,639,248	$1,677,561	$1,677,561
Equity securities	118,114	118,114	108,410	108,410
Bank loan participations	160,296	160,296	156,043	156,043
Cash and cash equivalents	187,544	187,544	190,123	190,123
Restricted cash equivalents	102,485	102,485	102,005	102,005
Short-term investments	208,904	208,904	136,563	136,563
Other invested assets – notes receivable	9,740	11,385	9,740	11,921
Liabilities
Senior debt	222,300	219,771	262,300	252,213
Junior subordinated debt	104,055	115,000	104,055	106,635

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2022 and December 31, 2021 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2022 and December 31, 2021, respectively.
The fair values of senior debt and junior subordinated debt at September 30, 2022 and December 31, 2021 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At September 30, 2022, unsecured loans of $21.5 million and secured letters of credit

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

totaling $22.6 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at September 30, 2022.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue quarterly and are payable on March 31, June 30, September 30 and December 31 of each year. Cash dividends of $6.1 million have been paid in the nine months ended September 30, 2022, including $3.5 million on June 30, 2022 for the period from the Series A Closing Date through June 30, 2022, and $2.6 million on September 30, 2022.
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
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,450,438 at September 30, 2022, reflecting 77,372 common shares issued in the nine months ended September 30, 2022 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first nine months of 2022 and 2021:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908,482
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	1,907,953
July 26, 2022	$0.05	September 12, 2022	September 30, 2022	1,908,287
	$0.15			$5,724,722

2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345,489
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	$11,290,990
July 27, 2021	$0.30	September 13, 2021	September 30, 2021	$11,281,523
	$0.90			$31,918,002
Included in the total dividends for the nine months ended September 30, 2022 and 2021 are $107,000 and $317,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $363,000 at September 30, 2022 and $518,000 at December 31, 2021.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,171,150, and at September 30, 2022, 807,839 shares are available for grant.
On July 26, 2022, the Board of Directors of the Company approved a new long-term incentive plan (the “LTI Plan”). The LTI Plan is designed to align compensation of designated senior officers of the Company with Company performance and shareholder interests over the long-term. Awards under the LTI Plan will be made in the form of performance restricted share units (a “PRSU”) and service based restricted share units (RSUs), with initial awards intended to be made in February 2023.
Each PRSU will represent a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels to be set at 50%, 100% and 200% of the target number of PRSUs, respectively. The initial PRSU awards are intended to have a performance period of January 1, 2023 through December 31, 2025.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at September 30, 2022, 77,708 shares are available for grant.

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
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—
Exercised	—	$—	(41,392)	$24.87
Forfeited	—	$—	(29,418)	$38.81
End of period	287,974	$35.26	392,514	$32.53
Exercisable, end of period	287,974	$35.26	392,514	$32.53

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at September 30, 2022 was 0.7 years.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	545,450	$20.54	139,682	$50.22
Vested	(112,527)	$45.49	(165,131)	$41.86
Forfeited	(9,760)	$22.97	(56,575)	$45.91
Unvested, end of period	715,298	$26.94	317,832	$47.00
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Share based compensation expense	$2,228	$1,476	$6,210	$5,243
U.S. tax benefit on share based compensation expense	415	306	1,160	902
At September 30, 2022, the Company had $13.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
14.    Subsequent Events
On October 25, 2022, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on December 30, 2022 to shareholders of record on December 12, 2022.
On October 25, 2022, the Board of Directors declared a 7% dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on January 3, 2023 to shareholders of record on December 15, 2022.
On October 25, 2022, the Board of Directors granted an employee a restricted share unit award under the 2014 LTIP with an aggregate fair value of $350,000 and a grant date of November 3, 2022. The award vests in one installment on March 1, 2024.
At the 2022 annual general meeting of shareholders (the “Annual Meeting”) of the Company held on October 25, 2022, the Company’s shareholders approved an amendment (the “Second Amendment”) to the 2014 LTIP. The Board of Directors of the Company had previously approved the Second Amendment. The Second Amendment implements several changes to the 2014 LTIP including increasing the number of shares reserved for issuance under awards by 811,500 to a total of 4,982,650 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and from January 1, 2018 through December 31, 2021, ceded 70% of their premiums and losses to Carolina Re. During the three months ended September 30, 2022, Carolina Re commuted the majority of the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.

All of our insurance and reinsurance subsidiaries have financial strength ratings of “A-” (Excellent) from A.M. Best Company.
Key Metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Strategic Actions below) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income before taxes and for additional information.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers to net earned premiums. Our definition of loss ratio may not be comparable to that of other companies. See “Underwriting Performance Ratios” for a reconciliation of underwriting ratios.
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of other operating expenses net of gross fee income included in other income to net earned premiums.
Combined ratio is a measure of underwriting performance calculated as the sum of the loss ratio and the expense ratio. A combined ratio of less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Our definition of combined ratio may not be comparable to that of other companies. See “Underwriting Performance Ratios” for a reconciliation of underwriting ratios.
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) the impact of retroactive reinsurance accounting for loss portfolio transfers, b) net realized and unrealized gains (losses) on investments, c) certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and d) severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares (as defined below) and the unrecognized deferred retroactive reinsurance gain on loss portfolio transfers less goodwill and intangible assets, net of amortization. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. Tangible equity is a non-GAAP measure and should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. Our definition of tangible equity may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of shareholders' equity to tangible equity.
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
Unless specified otherwise, all references to our defined metrics above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are for our business that is not subject to retroactive reinsurance accounting for loss portfolio transfers. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business not subject to retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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
Impact of Macroeconomic Events Including Higher Levels of Inflation and Rising Interest Rates
Current macroeconomic events including the war in Ukraine and sustained supply chain constraints stemming from the COVID-19 pandemic have led to higher levels of inflation. The Federal Reserve, attempting to gain control of inflation, has implemented a series of federal funds rate increases in 2022 with more expected in the near future. Interest rates, in response, have risen significantly in 2022 and fears of an impending economic slowdown have increased the likelihood of an economic recession, all of which have negatively impacted financial markets. The more immediate impacts to the Company are on our investment portfolio and investing results. Our investment portfolio is primarily comprised of fixed maturity investments (75.3% of total invested assets at September 30, 2022). The fair values of fixed maturities generally move inversely with interest rates, and unrealized losses associated with the declines in fair values are recognized as a component of other comprehensive income, contributing to declines in shareholders' equity and tangible equity. For the nine months ended September 30, 2022, other comprehensive loss, representing the after-tax impact of the unrealized losses on fixed maturity investments, was $205.2 million. We are monitoring our portfolio for signs of credit-related impairments, and to date, we have concluded that the declines are primarily market-driven with no allowance for credit losses considered necessary. As turnover has occurred in our portfolio and we invest cash generated from operations, we are benefiting from the higher yields now available on fixed maturities which is reflected in our investment income. Our investment portfolio also contains investments in equity securities and bank loan participations (comprising 5.4% and 7.4% of total invested assets at September 30, 2022, respectively) that are carried on our Balance Sheets at fair value. The fair values of these investments, the changes in which are recognized as unrealized gains and losses in our Statements of (Loss) Income and Comprehensive Loss, have been negatively impacted by the ongoing macroeconomic events and associated declines in financial markets. Net realized and unrealized (losses) gains on investments for the nine months ended September 30, 2022 include unrealized losses of $16.0 million and $13.8 million, respectively, for the changes in fair values of equity securities and bank loan participations. The rising interest rates have also increased interest expense on our outstanding variable rate senior and trust preferred debt. The applicable rates on our debt reset quarterly or semi-annually and are structured as LIBOR plus a margin or spread.
Strategic Actions
Issuance of Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A preferred shares accrue quarterly at the initial rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the

Company’s election. Dividends declared and paid on the Series A Preferred Shares in the nine months ended September 30, 2022 (which represent the dividends from March 1, 2022, the date of issuance of the Series A Preferred Shares, through September 30, 2022) were $6.1 million. Please see “Part I—Item 1—Note 12. Series A Preferred Shares” in the Notes to our Condensed Consolidated Financial Statements in this Form 10-Q.
Loss Portfolio Transfers
Loss portfolio transfers are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality on the subject risks when they no longer meet the Company's appetite or are no longer aligned with our risk management guidelines.
The Company periodically reevaluates the remaining reserves subject to its loss portfolio transfers, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under a loss portfolio transfer to exceed the consideration paid, the loss portfolio transfer moves into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
Loss Portfolio Transfer Retrocession Agreement
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Retrocession Agreement”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. For the nine months ended September 30, 2022, Funds Withheld Account crediting fees of $2.6 million are included in interest expense in our Statements of (Loss) Income and Comprehensive Loss. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred losses of $11.5 million (including $6.8 million of net adverse reserve development and $4.7 million of current accident year losses) in the three months ended March 31, 2022 associated with the Retrocession Agreement.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer.
For the three and nine months ended September 30, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the net reserves subject to the Commercial Auto LPT, resulting in a corresponding additional amount ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the Commercial Auto LPT. A retroactive reinsurance benefit of $25.9 million was recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 using the recovery method. As of September 30, 2022 and December 31, 2021, the cumulative amounts ceded under the Commercial Auto LPT were $391.8 million and $345.1 million, respectively. The unrecognized deferred retroactive reinsurance gain of $20.8 million at September 30, 2022 is separately presented on the Company's Condensed Consolidated Balance Sheets.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$358,505	$346,599	3.4%	$1,118,155	$1,100,000	1.7%
Net retention	53.1%	45.6%		50.2%	47.9%
Net written premiums	$190,251	$158,210	20.3%	$560,801	$526,413	6.5%
Net earned premiums	$190,189	$170,608	11.5%	$566,275	$503,906	12.4%
Losses and loss adjustment expenses excluding retroactive reinsurance	(132,235)	(166,078)	(20.4)%	(389,212)	(549,578)	(29.2)%
Other operating expenses	(46,670)	(42,171)	10.7%	(144,067)	(133,511)	7.9%
Underwriting profit (loss) (1), (2)	11,284	(37,641)	—	32,996	(179,183)	—
Losses and loss adjustment expenses - retroactive reinsurance	(20,773)	—	—	(20,773)	—	—
Net investment income	17,306	15,289	13.2%	48,278	44,726	7.9%
Net realized and unrealized (losses) gains on investments	(7,754)	3,983	—	(29,874)	13,738	—
Other income and expense	364	(615)	—	112	(1,964)	—
Interest expense	(4,950)	(2,227)	122.3%	(11,291)	(6,692)	68.7%
Amortization of intangible assets	(90)	(90)	—	(272)	(272)	—
(Loss) income before taxes	(4,613)	(21,301)	(78.3)%	19,176	(129,647)	—
Income tax expense (benefit)	8	2,588	(99.7)%	5,928	(23,141)	—
Net (loss) income	$(4,621)	$(23,889)	(80.7)%	$13,248	$(106,506)	—
Dividends on Series A Preferred Shares	(2,625)	—	—	(6,125)	—	—
Net (loss) income available to common shareholders	$(7,246)	$(23,889)	(69.7)%	$7,123	$(106,506)	—
Adjusted net operating income (loss) (1)	$15,499	$(26,814)	—	$49,391	$(116,780)	—
Ratios:
Loss ratio	69.5%	97.3%		68.7%	109.1%
Expense ratio	24.6%	24.8%		25.5%	26.5%
Combined ratio	94.1%	122.1%		94.2%	135.6%
Accident year loss ratio	70.1%	71.5%		68.0%	67.2%
Accident year loss ratio ex-cat (3)	67.5%	68.6%		67.1%	66.2%
(1)Underwriting profit (loss) and adjusted net operating income (loss) are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and nine months ended September 30, 2022 is gross fee income of $5.9 million and $17.4 million, respectively ($5.6 million and $16.2 million in the respective prior year periods).
(3)Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the three and nine months ended September 30, 2022 and $5.0 million of net catastrophe losses related to Hurricane Ida in the three and nine months ended September 30, 2021.
Three Months Ended September 30, 2022 and 2021
The Company produced an underwriting profit of $11.3 million and a combined ratio of 94.1% for the three months ended September 30, 2022 compared to an underwriting loss of $37.6 million and a combined ratio of 122.1% for the same period in the prior year.
Net earned premiums grew by $19.6 million or 11.5% over the prior year driven by the Excess and Surplus Lines segment. Net earned premiums for the Excess and Surplus Lines segment grew by $19.3 million or 16.1% due to favorable market conditions and growth in the book. Our loss ratio improved from 97.3% in the prior year to 69.5% in the current year. The improvement was primarily driven by net reserve development on prior accident years which was $1.1 million or 0.6 percentage points favorable for the three months ended September 30, 2022 compared to $44.1 million or 25.8 percentage points of net adverse development in the three months ended September 30, 2021. The net adverse development in the prior year included $29.6 million in the Excess and Surplus Lines segment recognized with the loss portfolio transfer transaction with Aleka that was effective July 1, 2021 (discussed above) and $15.1 million in the Casualty Reinsurance segment.
Underwriting results in both periods include hurricane catastrophe losses in our small Excess Property book within the Excess and Surplus Lines segment. The Excess and Surplus Lines segment has a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. In the three months ended September 30, 2022, the Company recorded $5.0 million (2.6 points) of net catastrophe losses for Hurricane Ian. In the three months ended September 30, 2021, the Company recorded $5.0 million (2.9 points) of net catastrophe losses for Hurricane Ida.
Underwriting results in the prior year were also negatively impacted by $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium in the quarter and increased the underwriting loss.
As discussed above, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT in the three months ended September 30, 2022, resulting in a corresponding additional amount ceded under the Commercial Auto LPT and requiring retroactive reinsurance accounting. A retroactive reinsurance benefit of $25.9 million was recorded in losses and loss adjustment expenses for the three months ended September 30, 2022, resulting in a net impact of $20.8 million within our net losses and loss adjustment expenses for the current period. Higher interest rates in the current year helped to boost yields in our fixed income portfolio and increase investment income, but also resulted in higher interest expense on our variable rate senior and trust preferred debt. Interest expense for the three months ended September 30, 2022 also includes $1.2 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. The unfavorable swing in net realized and unrealized gains and losses on investments (see Investing Results below) also had a negative impact on the comparative net results for the two periods as market values of equity securities and bank loan participations have declined in the current year due to the effect of macroeconomic events on financial markets. Net income available to common shareholders for the three months ended September 30, 2022 reflects the $2.6 million of current quarter dividends on the Series A Preferred Shares.
Adjusted net operating income (loss) increased from a loss of $26.8 million in the three months ended September 30, 2021 to income of $15.5 million in the three months ended September 30, 2022. The turnaround was primarily driven by the improved underwriting results in the current year. Tangible equity and tangible equity per share both declined by 9.0% in the current quarter mainly due to the impact of rising interest rates, which led to $60.7 million of unrealized losses on our fixed maturity investments in other comprehensive loss. The unrealized losses are discussed further in Investing Results below. Our 12.4% adjusted net operating return on tangible equity for the three months ended September 30, 2022 compared to a loss of 17.4% for the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 and 2021
The Company produced an underwriting profit of $33.0 million and a combined ratio of 94.2% for the nine months ended September 30, 2022 compared to an underwriting loss of $179.2 million and a combined ratio of 135.6% for the same period in the prior year.
Consistent with the discussion of the three months above, attractive market conditions, particularly in our Excess and Surplus Lines segment, have allowed us to grow both written and earned premiums year-to-date. The Excess and Surplus Lines segment is our largest segment, comprising 60.4% of consolidated gross written premiums and 72.1% of consolidated net earned premiums year-to-date. Net earned premiums for the Excess and Surplus Lines segment increased $56.9 million or 16.2% over the prior year. Net earned premiums for our Specialty Admitted Insurance and Casualty Reinsurance segments also increased by $627,000 and $4.9 million over the prior year, respectively. The higher net earned premiums helped produce a lower expense ratio in the nine months ended September 30, 2022 as we saw growth in lines with meaningful ceding commissions and general and administrative expenses did not increase proportionately with the increase in earned premiums. Our expense ratio also benefited from 7.3% growth in fee income for our Specialty Admitted Insurance segment and lower commissions in our Casualty Reinsurance segment due to the mix of business and commission slides.
The loss ratio for the nine months ended September 30, 2022 includes $4.1 million, or 0.7 percentage points, of net adverse reserve development on prior accident years. As outlined in the “Strategic Actions” above, on February 23, 2022, JRG Re entered into the Retrocession Agreement to reinsure the majority of the Casualty Reinsurance segment's reserves. The Casualty Reinsurance segment incurred losses of $11.5 million associated with the Retrocession Agreement, including $6.8 million of net adverse reserve development on prior accident years and $4.7 million of current accident year losses, and representing 2.0 points of our loss ratio for the nine months ended September 30, 2022. The $6.8 million of net adverse development in the Casualty Reinsurance segment was partially offset by $2.8 million of net favorable reserve development on prior accident years in the Specialty Admitted Insurance segment in the nine months ended September 30, 2022. The loss ratio for the nine months ended September 30, 2021 included $210.8 million (41.8 percentage points) of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment almost entirely related to a previously canceled commercial auto account (see Segment Results below for further discussion). Current accident year losses in both nine month periods include $5.0 million of net catastrophe losses (Hurricane Ian in the current year and Hurricane Ida in the prior year) as discussed above in the three month comparative section. The higher current accident year loss ratio excluding catastrophe losses (67.1% compared to 66.2% for the nine months ended September 30, 2021) largely reflects current actuarial indications and higher loss trends in our Specialty Admitted Insurance segment and the $4.7 million of current accident year losses in the Casualty Reinsurance segment associated with the Retrocession Agreement.
Underwriting results in the prior year were also negatively impacted by $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium and increased the underwriting loss.
Our net income increased over the prior year due to the improved underwriting results and higher net investment income boosted by higher yields in the current year, with partially offsetting items including the $20.8 million of retroactive reinsurance losses and loss adjustment expenses under the Commercial Auto LPT (see Three Months Ended September 30, 2022 and 2021), the unfavorable swing in net realized and unrealized gains and losses on investments (see Investing Results), and higher interest expense. Interest expense for the nine months ended September 30, 2022 includes $2.6 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. Net income available to common shareholders for the nine months ended September 30, 2022 reflects the $6.1 million of current year dividends on the Series A Preferred Shares issued March 1, 2022.
Adjusted net operating income (loss) improved from a $116.8 million loss in the nine months ended September 30, 2021 to income of $49.4 million in the nine months ended September 30, 2022. Tangible equity decreased by 6.4% year-to-date as net income of $13.2 million and proceeds from the Series A Preferred Share issuance of $144.9 million were offset by $205.2 million of unrealized losses on our fixed maturity investments in other comprehensive loss (see Investing Results below). Tangible equity per share decreased by 18.8% year-to-date reflecting the decrease in tangible equity over a larger share count including an assumed conversion of the Series A Preferred Shares. Our year-to-date adjusted net operating return on tangible equity of 12.7% compares favorably to the prior year loss of 27.9% and reflects the turnaround in underwriting results.
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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$204,785	$217,673	(5.9)%	$675,702	$613,045	10.2%
Specialty Admitted Insurance	123,389	121,175	1.8%	374,066	377,400	(0.9)%
Casualty Reinsurance	30,331	7,751	291.3%	68,387	109,555	(37.6)%
	$358,505	$346,599	3.4%	$1,118,155	$1,100,000	1.7%
Net written premiums:
Excess and Surplus Lines	$140,984	$127,881	10.2%	$432,698	$371,477	16.5%
Specialty Admitted Insurance	18,929	22,578	(16.2)%	57,524	66,081	(12.9)%
Casualty Reinsurance	30,338	7,751	291.4%	70,579	88,855	(20.6)%
	$190,251	$158,210	20.3%	$560,801	$526,413	6.5%
Net earned premiums:
Excess and Surplus Lines	$139,095	$119,760	16.1%	$408,280	$351,413	16.2%
Specialty Admitted Insurance	17,824	19,704	(9.5)%	55,283	54,656	1.1%
Casualty Reinsurance	33,270	31,144	6.8%	102,712	97,837	5.0%
	$190,189	$170,608	11.5%	$566,275	$503,906	12.4%
Gross written premiums for the Excess and Surplus Lines segment (which represents 60.4% of our consolidated gross written premiums in the nine months ended September 30, 2022) decreased 5.9% and increased 10.2% from the corresponding three and nine month periods in the prior year. The decline for the comparable three month periods was driven by discrete actions taken on renewal business that did not meet our risk appetite. Total policy submissions for Core E&S lines (excluding commercial auto) declined 4.9% from the prior year to date, but renewal submissions increased 14.0% and our ratio of bound policies to quoted policies improved generating 1.7% more bound policies in the nine months ended September 30, 2022 than in the nine months ended September 30, 2021. The total number of policies in force for the segment increased 7.3% over the prior year. Renewal rates for the Excess and Surplus Lines segment were up 10.9% compared to the nine months ended September 30, 2021. The change in gross written premiums compared to the same period in 2021 was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Excess Casualty	$65,377	$73,170	(10.7)%	$220,328	$204,704	7.6%
General Casualty	33,321	31,899	4.5%	122,835	103,120	19.1%
Manufacturers & Contractors	38,222	34,539	10.7%	116,250	102,017	14.0%
Excess Property	9,376	10,787	(13.1)%	38,924	35,306	10.2%
Energy	8,094	10,796	(25.0)%	32,267	32,516	(0.8)%
Small Business	8,364	8,116	3.1%	27,739	24,201	14.6%
Life Sciences	7,050	10,796	(34.7)%	23,143	24,819	(6.8)%
All other Core E&S divisions	18,816	19,477	(3.4)%	59,010	55,494	6.3%
Total Core E&S divisions	188,620	199,580	(5.5)%	640,496	582,177	10.0%
Commercial Auto	$16,165	$18,093	(10.7)%	35,206	30,868	14.1%
Excess and Surplus Lines gross written premium	$204,785	$217,673	(5.9)%	$675,702	$613,045	10.2%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 33.5% of our consolidated gross written premiums for the nine months ended September 30, 2022) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Individual risk workers’ compensation premium	$12,344	$13,461	(8.3)%	$39,833	$43,897	(9.3)%
Fronting and program premium	111,045	107,714	3.1%	334,233	333,503	0.2%
Specialty Admitted gross written premium	$123,389	$121,175	1.8%	$374,066	$377,400	(0.9)%
Individual risk workers' compensation premium declined for the comparable three and nine month periods reflecting the soft market conditions currently present for workers' compensation. Our fronting written premium increased slightly from the prior year driven by new fronting relationships in the current year and the continued expansion of existing fronting relationships (together representing increases of $13.0 million or 19.2% and $41.8 million or 20.1% for the three and nine months ended September 30, 2022, respectively), and partially offset by the loss of one relationship from merger and acquisition activity at a general agent and a decline in written premium for our largest fronting relationship. Gross written premium for our largest fronting relationship declined from $30.7 million and $94.9 million for the three and nine months ended September 30, 2021, respectively, to $30.0 million and $84.8 million for the three and nine months ended September 30, 2022, respectively, reflecting a very competitive market for workers' compensation in California. Our largest fronting relationship represented 22.7% of the segment's gross written premium in the nine months ended September 30, 2022 down from 25.2% in the nine months ended September 30, 2021.
Gross written premiums for the Casualty Reinsurance segment (which represents 6.1% of our consolidated gross written premiums in the first nine months of 2022) increased $22.6 million over the corresponding three month period in the prior year primarily driven by premium adjustments and a timing difference with one renewal and extension. For the comparable nine month periods, gross written premiums decreased $41.2 million or 37.6% reflecting our current strategic focus on downsizing the Casualty Reinsurance third party book, which has resulted in the nonrenewal of several treaties in the current year and lower participations on certain renewing treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Excess and Surplus Lines	68.8%	58.7%	64.0%	60.6%
Specialty Admitted Insurance	15.3%	18.6%	15.4%	17.5%
Casualty Reinsurance	100.0%	100.0%	103.2%	81.1%
Total	53.1%	45.6%	50.2%	47.9%
The net premium retention for the Excess and Surplus Lines segment increased relative to the three and nine month periods of the prior year. The segment's Excess Casualty division, which comprises approximately one-third of the segment's gross written premiums in the nine months ended September 30, 2022 and 2021, cedes a high percentage of written premiums under a reinsurance treaty and changes in growth rates of this division can impact comparable premium retention ratios for the segment. Effective with the current quarter, we increased our retention on the reinsurance treaty applicable to the Excess Casualty division. Net retention for the Excess Casualty division was 27.8% and 14.6% for the comparable three month periods, and 17.9% and 14.3% for the respective nine month periods. Net retention in the prior year was impacted by the aforementioned $8.1 million of reinstatement premium in the prior year third quarter which reduced net written premium and the net retention for the prior year quarter and year to date.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three and nine months ended September 30, 2022 as compared to the prior year periods primarily due to a lower retention in the fronting business reflecting the mix of business and changes in reinsurance coverage as treaties renew. The net retention on the segment’s fronting business was 13.8% and 13.6% for the three and nine months ended September 30, 2022, respectively, compared to 17.7% and 16.3%

for the three and nine months ended September 30, 2021, respectively. The net retention on the individual risk workers’ compensation business was 29.6% and 29.9% for the three and nine months ended September 30, 2022, respectively, compared to 25.7% and 27.1% for the three and nine months ended September 30, 2021. The renewal of the workers' compensation quota share treaty on January 1, 2022 resulted in a higher retention for this business.
The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and net retentions above 100% in the current year reflect adjustments to prior year assumed and ceded written premiums on the treaty.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Excess and Surplus Lines	88.2%	118.0%	85.3%	141.4%
Specialty Admitted Insurance	98.4%	84.3%	96.8%	88.1%
Casualty Reinsurance	90.9%	138.2%	103.6%	117.2%
Total	94.1%	122.1%	94.2%	135.6%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$204,785	$217,673	(5.9)%	$675,702	$613,045	10.2%
Net written premiums	$140,984	$127,881	10.2%	$432,698	$371,477	16.5%
Net earned premiums	$139,095	$119,760	16.1%	$408,280	$351,413	16.2%
Losses and loss adjustment expenses excluding retroactive reinsurance	(96,355)	(117,214)	(17.8)%	(270,464)	(428,550)	(36.9)%
Underwriting expenses	(26,338)	(24,073)	9.4%	(77,623)	(68,419)	13.5%
Underwriting profit (loss) (1)	$16,402	$(21,527)	—	$60,193	$(145,556)	—
Ratios:
Loss ratio	69.3%	97.9%		66.2%	122.0%
Expense ratio	18.9%	20.1%		19.1%	19.4%
Combined ratio	88.2%	118.0%		85.3%	141.4%
Accident year loss ratio	69.2%	73.2%		66.2%	67.7%
Accident year loss ratio ex-cat (2)	65.6%	69.0%		65.0%	66.3%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the three and nine months ended September 30, 2022 and $5.0 million of net catastrophe losses related to Hurricane Ida in the three and nine months ended September 30, 2021.
The Excess and Surplus Lines segment produced an underwriting profit of $16.4 million and combined ratio of 88.2% in the three months ended September 30, 2022 compared to an underwriting loss of $21.5 million and a combined ratio of 118.0% in the three months ended September 30, 2021. The loss ratio improvement from 97.9% in the prior year to 69.3% in the current year was primarily driven by net reserve development on prior accident years which was $139,000 adverse (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see Commercial Auto Loss Portfolio Transfer) for the three months ended September 30, 2022 compared to $29.5 million or 24.7 percentage points of net adverse development in the three months ended September 30, 2021. The net adverse development in the prior year included $29.6 million recognized with the loss portfolio transfer transaction with Aleka that was effective July 1, 2021.
For the nine months ended September 30, 2022, the segment produced an underwriting profit of $60.2 million and a combined ratio of 85.3%. This compares to an underwriting loss of $145.6 million and a combined ratio of 141.4% for the nine months ended September 30, 2021. The loss ratio of 66.2% for the nine months ended September 30, 2022 includes $48,000 of net adverse reserve development (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see Commercial Auto Loss Portfolio Transfer) in our loss estimates for prior accident years. The loss ratio of 122.0% for the nine months ended September 30, 2021 includes $190.7 million of net adverse reserve development (54.3 percentage points) in our loss estimates for prior accident years, including $200.1 million of net adverse reserve development on our commercial auto business that was almost entirely related to a previously canceled account that has been in runoff since 2019. The reported losses on this terminated commercial auto account meaningfully exceeded our expectations in the three months ended March 31, 2021. We had expected that reported losses would decline as the account moved further into runoff, but the continued heavy reported loss emergence in the first quarter of 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account.
Attractive market conditions for our Excess and Surplus Lines segment have enabled us to grow earned premiums. Net earned premiums of the Excess and Surplus Lines segment were up 16.1% and 16.2% over the corresponding three and nine month periods in the prior year, respectively, including growth in lines that have meaningful ceding commissions. The expense ratios for the Excess and Surplus Lines segment were 18.9% and 19.1% for the three and nine months ended September 30, 2022, respectively, compared to 20.1% and 19.4% for the three and nine months ended September 30, 2021.
Underwriting results in both three month and nine month periods include hurricane catastrophe losses in our Excess Property book. The Excess and Surplus Lines segment has a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. In the three months ended September 30, 2022, the Company recorded $5.0 million of net catastrophe losses for Hurricane Ian. In the three months ended September 30, 2021, the Company recorded $5.0 million of net catastrophe losses for Hurricane Ida.
Underwriting results in the prior year were also negatively impacted by $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium in the prior year quarter and year to date and increased the underwriting loss.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$123,389	$121,175	1.8%	$374,066	$377,400	(0.9)%
Net written premiums	$18,929	$22,578	(16.2)%	$57,524	$66,081	(12.9)%
Net earned premiums	$17,824	$19,704	(9.5)%	$55,283	$54,656	1.1%
Losses and loss adjustment expenses	(15,377)	(15,263)	0.7%	(44,029)	(39,371)	11.8%
Underwriting expenses	(2,162)	(1,357)	59.3%	(9,508)	(8,797)	8.1%
Underwriting profit (1), (2)	$285	$3,084	(90.8)%	$1,746	$6,488	(73.1)%
Ratios:
Loss ratio	86.3%	77.5%		79.6%	72.0%
Expense ratio	12.1%	6.8%		17.2%	16.1%
Combined ratio	98.4%	84.3%		96.8%	88.1%
Accident year loss ratio	93.4%	80.0%		84.6%	76.6%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.9 million and $17.4 million for the three and nine months ended September 30, 2022, respectively ($5.6 million and $16.2 million in the respective prior year periods).
The Specialty Admitted Insurance segment generated underwriting profits of $285,000 and $3.1 million (combined ratios of 98.4% and 84.3%) in the three months ended September 30, 2022 and 2021, respectively. The loss ratios of 86.3% and 77.5% include $1.3 million and $500,000 (7.1 and 2.5 percentage points), respectively, of net favorable development in our loss estimates for prior accident years. The impact of the higher net favorable reserve development in the current year was offset by a higher current accident year loss ratio (93.4% compared to 80.0% in the prior year) which reflects current actuarial indications and higher loss trends in the business.

For the nine months ended September 30, 2022 and 2021, the segment produced underwriting profits of $1.7 million and $6.5 million (combined ratios of 96.8% and 88.1%), respectively. The loss ratios of 79.6% and 72.0% include $2.8 million and $2.5 million (5.0 and 4.6 percentage points), respectively, of net favorable development in our loss estimates for prior accident years reflecting lower loss emergence in the workers’ compensation book compared to expectations. The higher current accident year loss ratio (84.6% compared to 76.6% in the prior year) was the biggest driver of the higher overall loss ratio, and consistent with the three months ended September 30, 2022, reflects current actuarial indications and higher loss trends in the business.
The expense ratio of the Specialty Admitted Insurance segment was 12.1% and 17.2% for the three and nine months ended September 30, 2022, respectively, compared to the prior year ratios of 6.8% and 16.1%, respectively. The segment benefited from adjustments in the prior year to the allowance for doubtful accounts, premium taxes, and assessments which together represented a 9.9 and 3.6 percentage point decrease in the segment expense ratio for the prior year quarter and year to date, respectively. Fee income in the current year increased 5.5% and 7.3% over the respective three and nine month periods in the prior year due to the growth in our fronting business. The impact of reinstatement premiums and other adjustments to tax and assessment accruals in the current quarter together represented a 6.8 and 2.4 percentage point decrease in the segment expense ratio for the current quarter and year to date, respectively.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Gross written premiums	$30,331	$7,751	291.3%	$68,387	$109,555	(37.6)%
Net written premiums	$30,338	$7,751	291.4%	$70,579	$88,855	(20.6)%
Net earned premiums	$33,270	$31,144	6.8%	$102,712	$97,837	5.0%
Losses and loss adjustment expenses	(20,503)	(33,601)	(39.0)%	(74,719)	(81,657)	(8.5)%
Underwriting expenses	(9,723)	(9,454)	2.8%	(31,727)	(33,037)	(4.0)%
Underwriting profit (loss) (1)	$3,044	$(11,911)	—	$(3,734)	$(16,857)	(77.8)%
Ratios:
Loss ratio	61.6%	107.9%		72.7%	83.5%
Expense ratio	29.3%	30.3%		30.9%	33.7%
Combined ratio	90.9%	138.2%		103.6%	117.2%
Accident year loss ratio	61.6%	59.5%		66.1%	60.4%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Casualty Reinsurance segment produced an underwriting profit of $3.0 million and a combined ratio of 90.9% for the three months ended September 30, 2022 compared to an underwriting loss of $11.9 million and a combined ratio of 138.2% for the three months ended September 30, 2021. The loss ratio improved from 107.9% in the prior three month period to 61.6% in the current year, driven mainly by the impact of $15.1 million or 48.4 percentage points of net adverse development in our loss estimates for prior accident years in the three months ended September 30, 2021. As outlined in the “Strategic Actions” above, on February 23, 2022, JRG Re entered into the Retrocession Agreement to reinsure the majority of the Casualty Reinsurance segment's reserves. No prior accident year reserve development was recognized for this segment in the three months ended September 30, 2022.
For the nine months ended September 30, 2022 and 2021, the segment had underwriting losses of $3.7 million and $16.9 million (combined ratios of 103.6% and 117.2%), respectively. The loss ratio of 72.7% for the nine months ended September 30, 2022 includes losses of $11.5 million or 11.2 points (including $6.8 million or 6.6 points of net adverse reserve development on prior accident years and $4.7 million of current accident year losses) recognized in the three months ended March 31, 2022 associated with the Retrocession Agreement. The loss ratio of 83.5% for the nine months ended September 30, 2021 includes $22.6 million or 23.1 percentage points of net adverse development in our loss estimates for prior accident years. The higher year to date current accident year loss ratio (66.1% for the nine months ended September 30, 2022 compared to 60.4% in the prior year period) primarily reflects the $4.7 million or 4.6 points of current accident year losses associated with the Retrocession Agreement and changes in the mix of business.
The Casualty Reinsurance segment focuses on proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments. The expense ratios of the Casualty Reinsurance segment were

29.3% and 30.9% for the three and nine months ended September 30, 2022, respectively, compared to 30.3% and 33.7% in the corresponding prior year periods. The lower current year expense ratios reflects higher net earned premiums (increases of 6.8% and 5.0% versus the corresponding three and nine month prior year periods) and lower commissions due to the mix of business and commission slides which decreased the expense ratio by 4.4 and 2.4 points in the three and nine months ended September 30, 2022, respectively, compared to a decrease of 2.5 and an increase of 0.6 points in the three and nine months ended September 30, 2021. General and administrative expenses were also lower for the three and nine months ended September 30, 2022 driven primarily by lower compensation and related expenses.
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
Total operating expenses of the Corporate and Other segment were $8.4 million and $25.2 million for the three and nine months ended September 30, 2022, respectively, compared to $7.3 million and $23.3 million for the three and nine months ended September 30, 2021. The higher current year expenses as compared to the respective three and nine month periods in the prior year were largely driven by higher compensation expenses due to the hiring of additional employees.
Investing Results
Net investment income was $17.3 million and $48.3 million for the three and nine months ended September 30, 2022, respectively, compared to $15.3 million and $44.7 million for the same periods in the prior year. The Company's private investments generated losses of $424,000 and income of $2.0 million for the three and nine months ended September 30, 2022, respectively, compared to income of $1.8 million and $2.9 million in the respective prior year periods. Excluding private investments, our net investment income for the three and nine months ended September 30, 2022 increased 31.1% and 10.8% from the prior year, respectively, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.2 years at September 30, 2022.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Fixed maturity securities	$12,267	$10,437	$34,878	$32,683
Bank loan participations	3,370	2,836	8,432	8,230
Equity securities	1,390	1,225	3,939	3,636
Other invested assets:
Renewable energy investments	134	918	3,068	636
Other private investments	(558)	842	(1,082)	2,292
	(424)	1,760	1,986	2,928
Cash, cash equivalents, restricted cash equivalents and short-term investments	1,687	59	2,067	232
Gross investment income	18,290	16,317	51,302	47,709
Investment expense	(984)	(1,028)	(3,024)	(2,983)
Net investment income	$17,306	$15,289	$48,278	$44,726
The following table summarizes our annualized gross investment returns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cash and invested assets	3.0%	2.7%	2.8%	2.8%
Fixed maturity securities	3.3%	2.7%	2.9%	2.8%
Of our total cash and invested assets of $2,363.6 million at September 30, 2022 (excluding restricted cash equivalents), $187.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,639.2 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive (loss) income. In the nine months ended September 30, 2022, the fair values of our fixed maturity securities were negatively impacted by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities recognized in other comprehensive (loss) income resulted in a $205.2 million reduction in accumulated other comprehensive (loss) income in the nine months ended September 30, 2022.
Also included in our investments are $160.3 million of bank loan participations, $118.1 million of equity securities, $208.9 million of short-term investments, and $49.5 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At September 30, 2022 and December 31, 2021, the fair market value of these securities was $160.3 million and $156.0 million, respectively.
For the nine months ended September 30, 2022, the Company recognized net realized and unrealized investment losses of $29.9 million ($7.8 million of net realized and unrealized investment losses for the three months ended September 30, 2022), including $13.8 million of net unrealized losses on bank loan participations, $16.0 million of net unrealized losses for the change in the fair value of equity securities, $284,000 of net realized investment gains on the sale of fixed maturity securities, $376,000 of net realized investment losses on the sale of bank loan participations, and $47,000 of net realized investment gains on the sale of equity securities.
For the nine months ended September 30, 2021, the Company recognized net realized and unrealized investment gains of $13.7 million ($4.0 million of net realized and unrealized investment gains for the three months ended September 30, 2021), including $6.6 million of net unrealized gains on bank loan participations, $3.8 million of net unrealized gains for the change in the fair value of equity securities, $4.3 million of net realized investment gains on the sale of fixed maturity securities, $645,000 of net realized investment losses on the sale of bank loan participations, and $386,000 of net realized investment losses on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. Management concluded that none of its fixed maturity securities were impaired at September 30, 2022 or December 31, 2021. At September 30, 2022, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2022			December 31, 2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$377,410	$320,897	19.6%	$323,773	$333,717	19.9%
Residential mortgage-backed	388,386	348,927	21.3%	246,586	246,631	14.7%
Corporate	669,209	593,957	36.2%	711,930	732,335	43.7%
Commercial mortgage and asset-backed	328,022	303,845	18.5%	301,247	304,488	18.2%
U.S. Treasury securities and obligations guaranteed by the U.S. government	76,309	71,622	4.4%	60,329	60,390	3.5%
Total fixed maturity securities, available-for-sale	$1,839,336	$1,639,248	100.0%	$1,643,865	$1,677,561	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2022:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$368,400	22.5%
AA	687,406	41.9%
A	432,792	26.4%
BBB	148,074	9.0%
Below BBB and unrated	2,576	0.2%
Total	$1,639,248	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$50,179	$48,892	3.0%
After one year through five years	439,524	409,673	25.0%
After five years through ten years	351,577	300,364	18.3%
After ten years	281,648	227,547	13.9%
Residential mortgage-backed	388,386	348,927	21.3%
Commercial mortgage and asset-backed	328,022	303,845	18.5%
Total	$1,839,336	$1,639,248	100.0%

Other Income and Expense
Other income and expense primarily consists of non-operating income of $247,000 and non-operating expenses of $100,000 for the three and nine months ended September 30, 2022, respectively, and non-operating expenses of $625,000 and $2.0 million for the three and nine months ended September 30, 2021, respectively. The non-operating income for the three months ended September 30, 2022 includes a $430,000 broker fee rebate associated with the Retrocession Agreement in the Casualty Reinsurance segment. Non-operating expenses include legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering and various strategic initiatives, and employee severance costs.
Interest Expense
Interest expense was $5.0 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively ($11.3 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively). Interest expense for the three months and nine months ended September 30, 2022 includes $1.2 million and $2.6 million of crediting fees on the Funds Withheld Account balance under the Retrocession Agreement. The impact of rising interest rates on our variable rate senior and trust preferred debt also contributed to the higher current year interest expense. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $90,000 of amortization of intangible assets in each of the three months ended September 30, 2022 and 2021 ($272,000 in each of the nine months ended September 30, 2022 and 2021).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the nine months ended September 30, 2022, our effective tax rate was 30.9%. The effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and certain discreet items including excess tax expenses associated with vested restricted share units (“RSUs”) in the nine months ended September 30, 2022. The Company had a pre-tax loss of $129.6 million for the nine months ended September 30, 2021 and recorded a U.S. federal income tax benefit of $23.1 million. The pre-tax loss was largely driven by the $210.8 million of net adverse reserve development on prior accident years, including $190.7 million of net adverse development from the Excess and Surplus Lines segment that was primarily related to a former commercial auto account. For the nine months ended September 30, 2021, our U.S. federal income tax benefit was 17.8% of the loss before taxes.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2022 was $2,786.7 million. Of this amount, 61.0% relates to amounts that are IBNR. This amount was 59.6% at December 31, 2021. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$607,079	$1,015,398	$1,622,477
Specialty Admitted Insurance	337,642	400,085	737,727
Casualty Reinsurance	141,184	285,312	426,496
Total	$1,085,905	$1,700,795	$2,786,700
At September 30, 2022, the amount of net reserves (prior to the $621,000 allowance for uncollectible reinsurance recoverables) of $1,201.2 million that related to IBNR was 64.8%. This amount was 64.4% at December 31, 2021. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2022
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$325,752	$618,822	$944,574
Specialty Admitted Insurance	45,810	62,024	107,834
Casualty Reinsurance	51,820	97,015	148,835
Total	$423,382	$777,861	$1,201,243
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
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$167,649	$(211,394)
Investing activities	(262,181)	111,759
Financing activities	91,953	157,926
Change in cash and cash equivalents	(2,579)	58,291
Change in restricted cash equivalents (operating activities)	480	(849,920)
Change in cash, cash equivalents, and restricted cash equivalents	$(2,099)	$(791,629)

Cash provided by operating activities excluding restricted cash equivalents of $167.6 million for the nine months ended September 30, 2022 was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. Cash used in operating activities excluding restricted cash equivalents of $211.4 million for the nine months ended September 30, 2021 primarily reflects the outflow of funds to effect the Commercial Auto LPT in the third quarter.
Cash used in investing activities of $262.2 million for the nine months ended September 30, 2022 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $111.8 million for the nine months ended September 30, 2021 was primarily due to the investments sold/funds withdrawn from our investment portfolio to effect the Commercial Auto LPT in the third quarter. Cash and cash equivalents (excluding restricted cash equivalents) comprised 7.9% and 9.7% of total cash and invested assets at September 30, 2022 and 2021, respectively.
Cash provided by financing activities of $92.0 million for the nine months ended September 30, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the nine months ended September 30, 2022 also include $5.9 million of dividends paid to common shareholders and $6.1 million of dividends paid on the Series A Preferred Shares.
 Cash provided by financing activities of $157.9 million for the nine months ended September 30, 2021 includes $192.1 million of net proceeds (before expenses) from a public offering of our common shares that closed on May 10, 2021. The proceeds were used for general corporate purposes. Financing activities for the nine months ended September 30, 2021 also includes $32.0 million of dividends paid to common shareholders.
The change in restricted cash equivalents for the nine months ended September 30, 2021 primarily reflects restricted cash equivalents returned to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.

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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue quarterly and are payable on March 31, June 30, September 30 and December 31 of each year. Cash dividends of $6.1 million have been paid on the Series A Preferred Shares from the date the Series A Preferred Shares were issued (March 1, 2022) through September 30, 2022.
At September 30, 2022, the Bermuda holding company had $2.0 million of cash and cash equivalents. The U.S. holding company had $18.9 million of cash and invested assets, comprised of cash and cash equivalents of $5.0 million, short-term investments of $7.0 million, and other invested assets of $6.9 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2022.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2022:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2022, the Company had $40.5 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At September 30, 2022, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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

The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2022.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2022. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At September 30, 2022, unsecured loans of $21.5 million and secured letters of credit totaling $22.6 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2022, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2022 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2022.
At September 30, 2022 and December 31, 2021, the Company's leverage ratio was 22.8% and 31.1%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. We believe having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2022 and 2021, our net premium retention was 53.1% and 45.6%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s net retention after reinsurance as of September 30, 2022:

Line of Business	Company Retention
Casualty
Primary Specialty Casualty, including Professional Liability	Up to $1.0 million per occurrence, subject to a $1.0 million aggregate deductible.(1)
Primary Casualty	Up to $2.0 million per occurrence.(2)
Excess Casualty	Up to $2.0 million per occurrence.(3)
Property	Up to $5.0 million per event.(4)
(1)    Except for Life Sciences quota share carve out, which is up to $2.0 million per occurrence.
(2)    Total exposure to any one claim is generally $1.0 million.
(3)    For policies with an occurrence limit up to $10.0 million, the excess casualty treaty is set such that our retention is no more than $2.0 million.
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
On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2022:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 65.5% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 70-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 65%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 65% of limits up to $10.0 million per occurrence, and 75% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $59.0 million in excess of $1.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $8.7M excess of $300 thousand of our 20% share of the quota share each occurrence.

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
We also had a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covered $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage was put into runoff effective July 1, 2022. As of September 30, 2022, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2022, the allowance for credit losses on reinsurance recoverables was $621,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2022, we had reinsurance recoverables on unpaid losses of $1,584.8 million (net of a $621,000 allowance for credit losses) and reinsurance recoverables on paid losses of $110.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts, or represent recoverables from a state residual market for automobile insurance.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “Commercial Auto LPT”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2022, the balance in the Indemnity Trust was $262.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $331.3 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory accounting principles. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2022, the balance in the LPT Trust was $118.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $146.5 million. At September 30, 2022, the total reinsurance recoverables under the Commercial Auto LPT was $189.1 million (including $174.3 million of unpaid recoverables and $14.8 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2022, the balance in the Loss Fund Trust was $102.5 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the Commercial Auto LPT brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the Commercial Auto LPT if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, we have credit exposure if our estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the Commercial Auto LPT, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, we closely and frequently monitor our exposure compared to our collateral held, and we request additional collateral in accordance with the terms of the Commercial Auto LPT and Indemnity Agreements when our analysis indicates that we have uncollateralized exposure.
Ratings
The A.M. Best financial strength rating for our group’s regulated insurance and reinsurance subsidiaries is “A-” (Excellent) with a stable outlook. This rating reflects A.M. Best’s opinion of our insurance and reinsurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance and reinsurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On March 4, 2021, A.M. Best announced that it reduced the outlook on our regulated insurance subsidiaries to negative from stable on the “A” (Excellent) financial strength rating on such entities following our announcement of $86.0 million of adverse development on reserves for losses and loss adjustment expenses in the fourth quarter of 2020 principally related to our commercial auto business in our Excess and Surplus Lines segment. On May 7, 2021, following the Company's announcement of $168.7 million of further adverse development in the first quarter of 2021 on reserves for losses and loss adjustment expenses in our Excess and Surplus Lines segment, inclusive of $170.0 million of unfavorable development in our commercial auto business, A.M. Best announced a downgrade of our financial strength rating to “A-” (Excellent) and maintained a negative outlook on our regulated insurance subsidiaries. The Company's outlook was upgraded to stable by A.M. Best in the third quarter of 2021 following the closing of the Commercial Auto LPT which reinsures substantially all of the legacy commercial auto business.
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
EQUITY
Total common shares outstanding increased from 37,373,066 at December 31, 2021 to 37,450,438 at September 30, 2022, reflecting 77,372 common shares issued in the nine months ended September 30, 2022 related to vesting of RSUs.
Share Based Compensation Expense
For the three months ended September 30, 2022 and 2021, the Company recognized $2.2 million and $1.5 million of share based compensation expense, respectively ($6.2 million and $5.2 million in the nine month periods ended September 30, 2022 and 2021, respectively). As of September 30, 2022, the Company had $13.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—
Exercised	—	$—	(41,392)	$24.87
Forfeited	—	$—	(29,418)	$38.81
End of period	287,974	$35.26	392,514	$32.53
Exercisable, end of period	287,974	$35.26	392,514	$32.53

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	292,135	$45.89	399,856	$43.59
Granted	545,450	$20.54	139,682	$50.22
Vested	(112,527)	$45.49	(165,131)	$41.86
Forfeited	(9,760)	$22.97	(56,575)	$45.91
Unvested, end of period	715,298	$26.94	317,832	$47.00
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period.

Underwriting Performance Ratios
The following table provides the underwriting performance ratios of the Company inclusive of the business subject to retroactive reinsurance accounting for loss portfolio transfers. There is no economic impact to the Company over the life of a loss portfolio transfer contract so long as any additional losses subject to the contract are within the limit of the loss portfolio transfer and the counterparty performs under the contract. Retroactive reinsurance accounting is not indicative of our current and ongoing operations. Management believes that providing loss ratios and combined ratios on business not subject to retroactive reinsurance accounting for loss portfolio transfers gives the users of our financial statements useful information in evaluating our current and ongoing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Excess and Surplus Lines:
Loss Ratio	69.3%	97.9%	66.2%	122.0%
Impact of retroactive reinsurance	14.9%	—%	5.1%	—%
Loss Ratio including impact of retroactive reinsurance	84.2%	97.9%	71.3%	122.0%

Combined Ratio	88.2%	118.0%	85.3%	141.4%
Impact of retroactive reinsurance	14.9%	—%	5.1%	—%
Combined Ratio including impact of retroactive reinsurance	103.1%	118.0%	90.4%	141.4%

Consolidated:
Loss Ratio	69.5%	97.3%	68.7%	109.1%
Impact of retroactive reinsurance	10.9%	—%	3.7%	—%
Loss Ratio including impact of retroactive reinsurance	80.4%	97.3%	72.4%	109.1%

Combined Ratio	94.1%	122.1%	94.2%	135.6%
Impact of retroactive reinsurance	10.9%	—%	3.7%	—%
Combined Ratio including impact of retroactive reinsurance	105.0%	122.1%	97.9%	135.6%

RECONCILIATION OF NON-GAAP MEASURES
Reconciliation of Underwriting Profit
We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies.
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$16,402	$(21,527)	$60,193	$(145,556)
Specialty Admitted Insurance	285	3,084	1,746	6,488
Casualty Reinsurance	3,044	(11,911)	(3,734)	(16,857)
Total underwriting profit (loss) of operating segments	19,731	(30,354)	58,205	(155,925)
Other operating expenses of the Corporate and Other segment	(8,447)	(7,287)	(25,209)	(23,258)
Underwriting profit (loss) (1)	11,284	(37,641)	32,996	(179,183)
Losses and loss adjustment expenses - retroactive reinsurance	(20,773)	—	(20,773)	—
Net investment income	17,306	15,289	48,278	44,726
Net realized and unrealized (losses) gains on investments	(7,754)	3,983	(29,874)	13,738
Amortization of intangible assets	(90)	(90)	(272)	(272)
Other income and expenses	364	(615)	112	(1,964)
Interest expense	(4,950)	(2,227)	(11,291)	(6,692)
(Loss) income before income taxes	$(4,613)	$(21,301)	$19,176	$(129,647)
(1)Included in underwriting results for the three and nine months ended September 30, 2022 is gross fee income of $5.9 million and $17.4 million, respectively ($5.6 million and $16.2 million in the respective prior year periods).
Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) the impact of loss portfolio transfers accounted for as retroactive reinsurance, b) net realized and unrealized gains (losses) on investments, c) certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and d) severance costs associated with terminated employees. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our income (loss) available to common shareholders reconciles to our adjusted net operating income (loss) as follows:

	Three Months Ended September 30,
	2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss
	($ in thousands)
Loss available to common shareholders	$(7,238)	$(7,246)	$(21,301)	$(23,889)
Losses and loss adjustment expenses - retroactive reinsurance	20,773	16,411	—	—
Net realized and unrealized investment losses (gains)	7,754	6,581	(3,983)	(3,422)
Other (income) expenses	(247)	(247)	625	497
Adjusted net operating income (loss)	$21,042	$15,499	$(24,659)	$(26,814)

	Nine Months Ended September 30,
	2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss
	($ in thousands)
Income (loss) available to common shareholders	$13,051	$7,123	$(129,647)	$(106,506)
Losses and loss adjustment expenses - retroactive reinsurance	20,773	16,411	—	—
Net realized and unrealized investment losses (gains)	29,874	25,757	(13,738)	(11,914)
Other expenses	100	100	1,963	1,640
Adjusted net operating income (loss)	$63,798	$49,391	$(141,422)	$(116,780)
Tangible Equity and Tangible Equity per Share
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the unrecognized deferred retroactive reinsurance gain on loss portfolio transfers less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the current conversion price). Our definitions of tangible equity and tangible equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible equity as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$526,804	$14.07	$725,362	$19.41
Series A redeemable preferred shares	144,898		—
Deferred reinsurance gain	20,773		—
Less:
Goodwill	181,831		181,831
Intangible assets, net	35,767		36,039
Tangible equity	$474,877	$11.02	$507,492	$13.58

Common shares outstanding	37,450,438		37,373,066
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		—
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,090,596		37,373,066

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. The fair values of our fixed maturity securities have been negatively impacted in 2022 by higher interest rates. For the nine months ended September 30, 2022, unrealized losses on fixed maturities of $205.2 million were recognized in other comprehensive loss. Market risk was also reflected in net realized and unrealized investment losses of $29.9 million for the nine months ended September 30, 2022, which included $16.0 million and $13.8 million of unrealized losses related to changes in unrealized gains and losses on equity securities and bank loan participations, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD is due December 8, 2022, and the Defendant's reply to the Plaintiffs’ opposition is due January 9, 2023. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, and allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1
James River Group Holdings, Ltd. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2022, Commission File No. 001-36777)

10.2
Form of Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2022, Commission File No. 001-36777)

10.3	Form of Service-Based Restricted Share Unit Agreement
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	November 2, 2022	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)