Form 10-K
period 2022-12-31
James River Group Holdings, Ltd.
filed 2023-02-28
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 30, 2022, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $906,356,080.
The number of the registrant’s common shares outstanding was 37,515,856 as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement for the 2023 Annual General Meeting of Shareholders may be incorporated by reference into Part III hereof. Alternatively, such Part III information may be filed by James River Group Holdings, Ltd. by an amendment to this Form 10-K.

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
•    downgrades in the financial strength rating of our regulated insurance subsidiaries impacting our ability to attract and retain insurance and reinsurance business that our subsidiaries write, our competitive position, and our financial condition;
•    the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•    adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•    the impact of a persistent high inflationary environment on our reserves, the values of our investments and investment returns, and our compensation expenses;
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
•    our ability to obtain reinsurance coverage at prices and on terms that allow us to transfer risk, adequately protect our Company against financial loss and that supports our growth plans;
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
•    changes in U.S. tax laws and the interpretation of certain provisions of the 2017 Tax Act (including associated regulations), which may be retroactive and could have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as on our shareholders;
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
•    an adverse result in any litigation or legal proceedings we are or may become subject to; and
•    other risks and uncertainties discussed under “Risk Factors” and elsewhere in this Annual Report.
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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance and reinsurance companies. For the year ended December 31, 2022, approximately 71.2% of our group-wide gross written premiums and 90.3% of our group-wide net written premiums originated from the U.S. excess and surplus (“E&S”) lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. Substantially all of our business is casualty insurance, and for the year ended December 31, 2022, we derived 96.5% of our group-wide gross written premiums from casualty insurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance and reinsurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital. Our group includes three operating segments: Excess and Surplus Lines, Specialty Admitted Insurance and Casualty Reinsurance.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2022, property insurance and reinsurance represented 3.5% of our gross written premiums. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed 2.5% of shareholders’ equity on a group-wide basis, inclusive of reinstatement premiums payable and net retentions.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 61.5% of our gross written premiums and 78.7% of our net written premiums for the year ended December 31, 2022. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2022, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $24,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 32.8% of our gross written premiums and 10.2% of our net written premiums for the year ended December 31, 2022. The Specialty Admitted Insurance segment primarily writes fronting business where we retain a minority share of the risk, generally 10%-35%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. We also write a select book of workers’ compensation coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select U.S. states. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including fronting and program administrators, managing general agents (“MGAs”), and independent retail agents.
The Casualty Reinsurance segment distributes through reinsurance brokers and produced 5.7% of our gross written premiums and 11.1% of our net written premiums for the year ended December 31, 2022. The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and, through December 31, 2021, to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. We frequently include risk mitigating features in our working layer excess of loss treaties, such as paid reinstatements. On a premium volume basis, treaties with loss mitigation features, including profit and sliding scale ceding commissions, represented 40.6% of the net premiums written by our Casualty Reinsurance segment during 2022. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. General liability accounts represented 64.8% of gross premiums written by our Casualty Reinsurance segment during 2022.
The Casualty Reinsurance segment writes third party business through one entity, JRG Reinsurance Company Ltd. ("JRG Re"). Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018 through December 31, 2021, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re Ltd ("Carolina Re"). This business was ceded under quota-share reinsurance treaties with ceding commissions that were negotiated at arm’s length. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2022, 33.2% of our invested assets were held at JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
In 2022, our operating subsidiaries wrote $1,496.6 million of gross written premiums, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2022	% of Total
	(in thousands)
Excess and Surplus Lines segment	$921,164	61.5%
Specialty Admitted Insurance segment	490,208	32.8%
Casualty Reinsurance segment	85,208	5.7%
	$1,496,580	100.0%
Gross Written Premiums by Market
Non-admitted markets	$1,065,405	71.2%
Admitted markets	431,175	28.8%
	$1,496,580	100.0%
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
Our History
In 2002, a group of experienced insurance executives created James River Group, Inc. (“James River Group”). James River Group was listed on the NASDAQ Stock Market (symbol: JRVR) in 2005. James River Group had two insurance company subsidiaries, James River Insurance and Stonewood Insurance. Both of these subsidiaries as well as James River Group remain subsidiaries of ours.
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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is still more likely to produce consistent results over time and across markets. We are successfully increasing rates in our Excess and Surplus Lines segment. Pricing on our E&S renewal book has increased for twenty-four consecutive quarters. The Excess and Surplus Lines and Specialty Admitted segments combined represented 94.3% of our gross written premiums and 88.9% of our net written premiums for the year ended December 31, 2022. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We believe we have minimal exposure to material property risks and did not have meaningful losses from property risks during 2022.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our U.S. primary companies purchase reinsurance from unaffiliated reinsurers to reduce our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis in an effort to ensure we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks. We write a small amount of reinsurance. We seek to avoid catastrophic risks and contractually limit the amount of exposure we have on any one risk or occurrence in the reinsurance we write. We prefer to structure our assumed reinsurance treaties as proportional or quota share reinsurance, which is generally less volatile than excess of loss or catastrophe reinsurance. We believe this structure aligns our interests with those of the ceding company.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance sector. Our segment presidents all have extensive backgrounds and histories working in management capacities in specialty casualty insurance and reinsurance. Our recently joined Chief Actuary, Chief U.S. Claims Officer and Chief Underwriting Officer also bring extensive backgrounds in operational leadership within specialty casualty insurance and reinsurance, including a deep focus on risk management.
Efficient Operating Platform.   We have what we believe to be an extremely attractive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. For the year ended December 31, 2022, our expense ratio was 25.0%.
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
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims from a particular policy year within the five subsequent years, and as of December 31, 2022, our reserves for claims incurred but not reported (“IBNR”) were 66.6% of our total net loss reserves.

Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 7.8% of our total cash and invested assets (excluding restricted cash equivalents) at December 31, 2022, consisting of syndicated bank loans (6.6%) and other invested assets (1.2%) that include interests in limited liability companies that invest in renewable energy opportunities, limited partnerships that invest in debt or equity securities, notes receivable for renewable energy projects, and a private debt security. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2022 was “A”. At December 31, 2022, the average duration of our total invested assets and cash, excluding restricted cash, was 4.1 years.
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
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2022, gross written premiums for the Excess and Surplus Lines segment increased by 10.5% over the same period in 2021. We seek to grow our business by taking advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2022, our growth was primarily focused in our Excess Casualty, General Casualty, Manufacturers & Contractors, Excess Property, Sports and Entertainment and Small Business divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
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
Focus on Specialty Insurance Markets and Fee Income.   We focus on specialty markets in which our underwriters have particular expertise and in which we have fewer competitors than in standard markets, and greater flexibility to price and structure our products in accordance with our underwriting strategy. We believe underwriting profitability can best be achieved through restricting our risk taking to niches where, because of our expertise, we can distinguish ourselves in the underwriting and pricing process. We also believe that we can achieve attractive returns on capital through the growth of our fronting business, as we carefully manage credit and collateral to generate attractive fee income, while generally utilizing less capital than in our highly underwritten businesses.
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
Our Structure
The chart below displays our corporate structure as of December 31, 2022 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted E&S business through our subsidiaries, James River Insurance and James River Casualty (together, “James River,” which comprises our Excess and Surplus Lines segment), from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. The Excess and Surplus Lines segment is our largest segment, representing 61.5% of consolidated gross written premiums for the year ended December 31, 2022. James River has been engaged in the E&S insurance market for 20 years.
The E&S industry focuses on providing insurance coverage to policyholders that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their operations or risk exposures. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. Gross written premiums for our Excess and Surplus Lines segment grew by 10.5% and 19.2% in 2022 and 2021, respectively. Net written premiums grew by 17.5% and 11.3% in 2022 and 2021, respectively. In 2020, our Excess and Surplus Lines segment’s gross written premiums shrank by 24.2% relative to 2019 due to the early cancellation in late 2019 of a large commercial auto account. The Excess and Surplus Lines segment produced a cumulative combined ratio of 94.1% from 2013 through 2022.
Companies that underwrite on an E&S lines basis operate under a different regulatory structure than standard market carriers. E&S lines carriers are generally permitted to craft the terms of the insurance contract to suit the particular risk they are assuming. E&S lines carriers are, for the most part, free of rate and form regulation. In contrast, standard market carriers are generally required to use approved insurance forms and to charge rates that have been authorized by or filed with state insurance departments. However, as E&S carriers, our insurance subsidiaries in the Excess and Surplus Lines segment are not backed by any state’s guarantee fund, and in most states these subsidiaries may only write coverage for an insured after they have been declined coverage by the standard market.
Our Excess and Surplus Lines segment underwrites coverage for a wide range of commercial businesses and does not write personal lines insurance. Applications for insurance are presented to us by authorized wholesale brokers who are engaged by retail agents to assist in coverage procurement.
Claims for business written and retained by the Excess and Surplus Lines segment are managed by our internal claims department although we use independent adjusters for inspection and payment of certain claims.
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2022	Percentage of Total 2022	2021	2020	2019	2018
	(in thousands)
Excess Casualty	$310,383	33.7%	$285,082	$213,037	$118,954	$66,452
General Casualty	173,574	18.9%	140,608	125,433	115,832	54,127
Manufacturers and Contractors	156,645	17.0%	139,720	122,880	105,096	79,160
Excess Property	52,104	5.7%	47,241	37,332	31,606	16,963
Energy	42,290	4.6%	46,216	51,109	45,442	33,942
Commercial Auto	37,974	4.1%	34,630	30,029	405,565	322,126
Small Business	36,930	4.0%	32,593	24,790	19,725	14,808
Allied Health	34,156	3.7%	35,192	26,918	26,713	30,450
Life Sciences	32,277	3.5%	35,935	35,163	24,462	16,636
Environmental	20,676	2.2%	17,050	17,753	16,539	10,499
Sports and Entertainment	13,934	1.5%	9,442	6,118	4,212	3,685
Professional Liability	8,936	1.0%	8,104	6,881	6,441	5,916
Medical Professionals	1,285	0.1%	1,844	1,700	1,733	1,774
Total	$921,164	100.0%	$833,657	$699,143	$922,320	$656,538
Excess Casualty underwrites excess liability coverage for a variety of risk classes including manufacturers, contractors, distributors and transportation risks. Typically, we provide between $1.0 million and $10.0 million per occurrence limits above a $1.0 million attachment point. Of this amount, we retain up to $2.0 million of exposure per occurrence and cede the balance to our reinsurers. We write excess liability coverage above our own primary policies, as well as policies issued by third parties. When we write above others’ policies, we are selective regarding underlying carriers, focusing on the nature of the business, the financial strength of the carrier, their pricing and their claims handling capabilities.
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including real estate, mercantile and retail operations, apartments and condominiums, hotels and motels, restaurants, bars, taverns and schools. Typically, we write $1.0 million per occurrence in limits, and we retain the entire $1.0 million limit.
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division, and we retain the entire $1.0 million limit.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $860,000 as of December 31, 2022. We retain up to the first $5.0 million in any one event or catastrophe.
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
Small Business includes both brokerage and delegated authority contract binding focusing on accounts with annual primary liability insurance premiums of less than $10,000. For these smaller risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits and retain the entire amount.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehabilitation, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million, with typical limits between $1.0 million and $5.0 million per occurrence, retaining up to $1.0 million in limit net. Approximately 88% of the premiums written by our Allied Health division from inception through 2022 have been written on a claims-made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
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
Sports and Entertainment underwrites primary liability coverage for sports, recreation and entertainment related risks, including special events, family entertainment centers, tourist attractions, health clubs, sports complexes and other sport and event venues. Typical limits offered are up to $1.0 million per occurrence, and we retain the entire $1.0 million limit.
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
The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2022 and the amount of gross written premium produced by such states for the years ended December 31, 2021, 2020, 2019 and 2018. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2022, 2021 and 2020.

	2022		2021		2020		2019	2018
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
Florida	$161,679	17.5%	$137,880	16.5%	$104,120	14.9%	$67,700	$47,918
California	157,519	17.1%	147,677	17.7%	136,532	19.5%	368,488	213,729
Texas	146,737	15.9%	128,312	15.4%	79,338	11.4%	51,978	31,604
New York	112,189	12.2%	101,820	12.2%	108,778	15.6%	89,680	54,417
Pennsylvania	23,548	2.5%	22,055	2.6%	19,008	2.7%	16,206	8,562
New Jersey	23,383	2.5%	22,131	2.7%	17,621	2.5%	13,425	12,147
Washington	22,618	2.5%	22,778	2.7%	16,407	2.4%	16,573	17,329
Arizona	20,972	2.3%	16,544	2.0%	12,782	1.8%	9,023	5,160
Georgia	18,636	2.0%	15,522	1.9%	11,934	1.7%	10,936	9,120
Illinois	17,526	1.9%	19,010	2.3%	16,243	2.3%	14,491	20,893
Louisiana	17,161	1.9%	15,723	1.9%	13,968	2.0%	16,001	12,654
Massachusetts	13,458	1.5%	16,682	2.0%	13,762	2.0%	34,494	19,758
Missouri	12,446	1.4%	11,967	1.4%	10,080	1.4%	14,628	9,424
Virginia	11,125	1.2%	8,663	1.0%	8,932	1.3%	23,563	15,532
Ohio	11,091	1.2%	13,156	1.6%	9,210	1.3%	10,537	13,043
All other states	151,076	16.4%	133,737	16.1%	120,428	17.2%	164,597	165,248
Total	$921,164	100.0%	$833,657	100.0%	$699,143	100.0%	$922,320	$656,538
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2022, the segment had authorized close to 100 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive General Agents as well as a growing but still limited number of General Agents underwriting small-account commercial risks through our online contract binding portal.
Our Excess and Surplus Lines segment selects its brokers based upon management’s review of the experience, knowledge and business plan of each broker. While many of our Excess and Surplus Lines segment’s brokers have more than one office, we evaluate each office as if it were a separate entity. Brokers must be able to demonstrate an ability to produce both the quality and quantity of business that we seek. Brokers unable to produce consistently profitable business, or who produce unacceptably low volumes of business, may be terminated. Our Excess and Surplus Lines segment’s underwriters visit brokers regularly to discuss the products that we offer and the needs of the brokers. We believe the personal relationships we foster with individual brokers and our ability to respond to a wide variety of risks placed by these brokers make us an important market for them.
Our Excess and Surplus Lines segment’s three largest brokers produced $643.3 million of gross written premiums for the year ended December 31, 2022, representing approximately 69.8% of the Excess and Surplus Lines segment’s gross written premiums and 43.0% of consolidated gross written premiums for 2022. The three largest brokers produced $289.7 million (Ryan Specialty Group), $214.2 million (AmWins Group), and $139.4 million (Truist Insurance Holdings) of gross written premiums for the year ended December 31, 2022, respectively, representing 19.4%, 14.3%, and 9.3% of consolidated gross written premiums and 31.4%, 23.3%, and 15.1% of the Excess and Surplus Lines segment’s gross written premiums for 2022, respectively.
In 2022 and 2021, our Excess and Surplus Lines segment paid an average commission to producers of 16.8% and 16.6%, respectively, of gross written premiums.
Underwriting
Our Excess and Surplus Lines segment’s staff includes over 200 individuals directly employed in underwriting policies as of December 31, 2022. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 4% of new submissions and one out of every five new quotes. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2022, we received approximately 288,000 submissions (new and renewal, excluding commercial auto policies), quoted over 59,000 policies and bound over 25,000 policies.
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
Over 60 claims professionals with significant experience in the property-casualty industry support our Excess and Surplus Lines segment as of December 31, 2022.
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
Our claims staff also contributes to our underwriting operations through communication of claims information to our underwriters. Members of our Claims team participate on our forms committee, which reviews and develops all policy forms and exclusions, and are also members of the underwriting review committee.
Approximately 93% of all claims received are closed within five years in the Excess and Surplus Lines segment.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2013	40.4%
2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
2020	76.7%
2021	106.2%
2022	65.9%
The calendar year loss ratios for 2017 through 2021 were impacted by adverse reserve development of $38.7 million, $20.7 million, $57.4 million, $91.4 million and $200.1 million, respectively, in the commercial auto line of business that was primarily related to a former insured, Rasier LLC and its affiliates (“Rasier”). The loss ratios for 2022 and 2021 also include net catastrophe losses in the Excess Property line of business of $5.0 million related to Hurricane Ian in 2022 and $5.0 million related to Hurricane Ida in 2021.

On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer.
For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the net reserves subject to the Commercial Auto LPT, resulting in a corresponding additional amount ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the Commercial Auto LPT. A retroactive reinsurance benefit of $31.0 million was recorded in losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the year ended December 31, 2022 using the recovery method. As of December 31, 2022 and December 31, 2021, the cumulative amounts ceded under the Commercial Auto LPT were $391.8 million and $345.1 million, respectively. The unrecognized deferred retroactive reinsurance gain of $15.7 million at December 31, 2022 is separately presented on the Company's Consolidated Balance Sheets.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National (an Ohio domiciled company, licensed in 49 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance (a North Carolina domiciled company) and Falls Lake Fire and Casualty (a California domiciled company). The Specialty Admitted Insurance segment produced 32.8% of consolidated gross written premiums for the year ended December 31, 2022.
Our plan is to continue to use our broad licensure and significant management expertise to earn fee income as well as underwriting profits. The Specialty Admitted Insurance segment consists of:
•    Fronting and program business written through selected MGAs, insurance carriers, and other producers, which represented 89.2% of 2022 gross written premiums in this segment, (88.3% in 2021, 84.4% in 2020, 83.6% in 2019, 85.2% in 2018, and 86.1% in 2017); and
•    Individual risk workers’ compensation business, underwritten by our staff and generated by appointed agents in 13 states, that produced 10.8% of 2022 gross written premiums in this segment, (11.7% in 2021, 15.6% in 2020, 16.4% in 2019, 14.8% in 2018, and 13.9% in 2017).
Fronting & Program Business
In our fronting business, we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We generally retain 10%-35% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in specialty classes of property-casualty risk, workers' compensation or automobile business. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs, reinsurers, and reinsurance brokers.
Due to our licensure and product filings, we are positioned to support this business throughout the United States. Because of the more limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital, and we continued to expand this business in 2022. Our two largest fronting agencies produced $120.9 million and $110.9 million of gross written premiums in 2022, representing 8.1% and 7.4% of consolidated gross written premiums and 24.7% and 22.6% of the Specialty Admitted Insurance segment's gross written premiums, respectively.

Our objective is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and improve returns on tangible equity. Fee income was $23.6 million in 2022, $22.7 million in 2021, and $19.3 million in 2020.
We focus our coverage on casualty risks in our fronting business, although some property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or sometimes both. For initial claims oversight and administration, we generally outsource frequency layer claims management to third-party administrators for the first $100,000 of a claim, and then provide supervisory control above this amount.
Under the terms of these program agreements, we pay fixed commissions, often with a profit contingency. Our fronting business is distributed primarily through MGAs and fronting and program managers.
Traditional Workers’ Compensation Business
Our individual risk workers’ compensation business, produced through a distribution channel comprised of appointed independent retail agents and a limited number of appointed wholesale brokers, remains a regionally focused effort mainly in select Southeastern U.S. states. We made the strategic decision in 2020 to focus our efforts towards the Southeast, and to substantially reduce our presence in other states. This decision was based upon a wide range of factors, including ability to exceed internal performance metrics, regulations regarding pricing and claim cost containment, and our agent relationships. For the year ended December 31, 2022, approximately 39% of our retail produced workers’ compensation direct written premiums were in North Carolina, 18% were in Georgia, 17% were in Missouri, and 10% were in Virginia. Building trades represented approximately 31% of the direct premiums in force in our retail produced workers’ compensation book in 2022. Other significant industry groups include specialty transportation (14%), healthcare employees (13%), goods and services (13%), manufacturing (13%), and agriculture (9%). We recognize the cyclical nature of this line and are prepared to contract the business rapidly when rates decline, or the regulatory or economic environment makes it difficult to adequately price this business or contain claim costs.
Casualty Reinsurance Segment
We report our business of writing reinsurance for third party insurance companies in our Casualty Reinsurance segment (representing 5.7% of consolidated gross written premiums for the year ended December 31, 2022). We participate in the reinsurance business through our Bermuda domiciled reinsurance subsidiary, JRG Re, which is licensed as a Class 3B reinsurer by the Bermuda Monetary Authority. JRG Re provides proportional and working layer excess of loss treaty reinsurance to third parties and, through December 31, 2017, also to our U.S.-based insurance subsidiaries. For purposes of management evaluation, this segment’s underwriting results only include premiums ceded by, and losses incurred with respect to, business assumed from unaffiliated companies and does not include premiums and losses ceded under the internal reinsurance arrangements.
Our Casualty Reinsurance segment underwrote $85.2 million in gross written premiums for the year ended December 31, 2022, 97.5% of which consisted of E&S risks. Of those third-party premiums written by JRG Re, 64.8% is classified by the company as general liability and 22.0% as non-medical professional liability, with the balance primarily related to excess casualty and commercial auto coverages. We typically structure our reinsurance treaties as quota share arrangements with loss and risk mitigating features that align our interest with that of the ceding companies. On a premium volume basis, treaties written as “proportional” arrangements represented 98.1% of the third-party net written premiums during 2022 and treaties with loss mitigation features including sliding scale ceding commissions represented 40.6%. We purchase very little retrocessional coverage in this segment. Almost all of the segment’s premiums are for casualty lines of business. The Casualty Reinsurance segment writes virtually no reinsurance designed to respond specifically to natural catastrophes.
The Casualty Reinsurance segment’s three largest brokers generated $25.4 million, $20.0 million, and $17.2 million of gross written premiums, respectively, representing 73.4% of the segment’s gross written premiums in the year ended December 31, 2022. The Casualty Reinsurance segment’s three largest relationships with unaffiliated ceding companies generated $67.9 million of gross written premiums ($26.9 million, $24.5 million, and $16.5 million, respectively) representing 4.5% of consolidated gross written premiums and 79.7% of the Casualty Reinsurance segment's gross written premiums for the year ended December 31, 2022.
Underwriting profits and investment income earned by JRG Re are exempt from U.S. taxation. We do, however, pay a 1% U.S. Federal excise tax on premiums ceded to JRG Re. At December 31, 2022, JRG Re invested assets made up 33.2% of our total invested assets.
In keeping with our previously announced plans to significantly shrink top-line writings of the Casualty Reinsurance segment, we have decided to suspend writing business in the Casualty Reinsurance segment, as we continue our focus on growing our higher returning U.S. insurance and fronting businesses. We expect the Casualty Reinsurance segment to continue earning premium due to the nature of the earnings patterns in the reinsurance business, which can extend over multiple years. Aside from the suspension of underwriting activities, we plan for the Casualty Reinsurance segment to maintain its normal day-

to-day operations, with a staff to continue servicing the business on its books and to facilitate compliance with its regulatory requirements.
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
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments and, less frequently purchase retrocessional coverage for our Casualty Reinsurance segment. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. In a retrocession transaction, a reinsurer transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders and ceding companies, irrespective of any reinsurance or retrocession coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer or retrocessionaire, as applicable. There is credit exposure with respect to losses ceded to the extent that any reinsurer or retrocessionaire is unable or unwilling to meet the obligations ceded by us under reinsurance or retrocessional treaties. The ability to collect on reinsurance or retrocessional reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2022, we have no material, ongoing disputes with any reinsurer or retrocessionaire, and we are not aware of any credit quality issues with any of our reinsurers or retrocessionaires.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks (approximately $52.1 million direct written premiums in 2022). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $862,000. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business. The focus in our Casualty Reinsurance segment is also primarily casualty business, but we do have a relatively small amount of assumed business with property exposure.
In our Excess and Surplus Lines segment, we purchased a surplus share reinsurance treaty specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. Additionally, we purchased catastrophe reinsurance of $60.0 million in excess of a $5.0 million retention for the group that is intended to cover the 1 in 1,000 year modeled aggregate PML on the segment’s excess property book. We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business like ours than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its fronting and program book of business, the segment has purchased coverage for $4.0 million in excess of $1.0 million per occurrence, in addition to the protection provided under the corporate $60.0 million in excess of $5.0 million catastrophe treaty. This is also intended to cover the 1 in 1,000 year modeled aggregate PML on any property exposures the Specialty Admitted Insurance segment assumes. In our Casualty Reinsurance segment, we believe that our maximum loss from a catastrophic event is approximately $2.0 million and, as a result, we do not currently purchase retrocessional reinsurance coverage for property-catastrophe risks. We believe our pre-tax group-wide PML from a 1 in 1,000 year catastrophic event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable and net retentions.
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, there are five divisions where we only write $1.0 million per occurrence limits (Commercial Auto, Manufacturers and Contractors, General Casualty, Small Business and Sports and Entertainment), and therefore, we do not purchase any specific reinsurance for these policies. In the other divisions, where we issue policies with larger limits, we purchase reinsurance in excess of $1.0 million or $2.0 million per occurrence.
In our Specialty Admitted Insurance segment, there are two distinct reinsurance strategies. For individual risk workers' compensation, we purchase $29.0 million excess of $1.0 million per occurrence, and we purchase 65.5% quota share coverage of the primary $1.0 million. For our fronting and program business, we purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $750,000 per occurrence.

In prior years, for both our Excess and Surplus Lines segment and our Specialty Admitted Insurance segment, we purchased a contingency clash reinsurance treaty that covered all casualty business for $10.0 million in excess of $2.0 million per occurrence. This coverage, which was put into runoff effective July 1, 2022, was intended to respond in situations with multiple insured losses from the same event as well as extra contractual obligations or excess policy limits on an individual occurrence basis. As of December 31, 2022, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty has one reinstatement and expired on December 31, 2022.
In our Casualty Reinsurance segment, we currently purchase quota share retrocessional reinsurance in support of an individual assumed treaty where an expense override is achieved. In prior periods, we have purchased proportional and excess of loss retrocessional coverage for particular situations related to specific treaties, but have only done so on a limited basis.
For 2022, our top ten reinsurers represented 71.6% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A+” (Superior) or better, or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2022:

Reinsurer	Reinsurance Recoverable as of December 31, 2022	A.M. Best Rating December 31, 2022
	(in thousands)
Swiss Reinsurance America Corporation	$340,393	A+
Fortitude Re (Casualty Re LPT)	244,657	A
Aleka Insurance Company (Commercial Auto LPT)	132,049	Unrated(1)
Berkley Insurance Company	130,860	A+
Hannover Ruck SE	50,764	A+
Safety National Casualty	46,769	A++
Endurance Assurance Corporation	45,300	A+
American European Insurance Company	38,891	B(2)
Munich Reinsurance America	33,699	A+
Aioi Nissay Dowa Insurance Company	25,583	A+
Top 10 Total	1,088,965
Other	431,148
Total	$1,520,113

(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $391.8 million at December 31, 2022.

Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2022, the balance in the Indemnity Trust was $267.0 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $336.2 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in our statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2022, the balance in the LPT Trust was $121.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $150.0 million. At December 31, 2022, the total reinsurance recoverables under the Commercial Auto LPT was $145.2 million (including $132.0 million of unpaid recoverables and $13.2 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2022, the balance in the Loss Fund Trust was $103.2 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Reserve Policy
We seek to establish reserves that will adequately meet our obligations. All of our reserving actuaries are credentialed and our Chief Actuary has 38 years of industry experience. We engage independent actuarial consultants to perform independent valuations to corroborate our decisions regarding reserves. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value. All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.
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
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers and segment actuaries of each of our three insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Company also engages an independent internationally recognized actuarial consulting firm to review the Company’s reserve estimates in the third and fourth quarters of each year.

The following table reflects our favorable (adverse) reserve development by segment during the calendar years 2022 to 2013 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Casualty Reinsurance		Grand Total
Calendar Year
2022	$210		$4,150	$(13,430)		$(9,070)
2021	(190,710)	(1)	2,500	(137,568)	(6)	(325,778)
2020	(59,437)	(2)	5,011	(37,778)	(7)	(92,204)
2019	(51,173)	(3)	5,252	(23,087)	(8)	(69,008)
2018	(15,012)	(4)	5,560	(8,220)		(17,672)
2017	(20,023)	(5)	2,721	(4,170)		(21,472)
2016	24,079		3,822	(4,185)		23,716
2015	25,424		3,531	(12,637)		16,318
2014	27,283		5,854	(5,719)		27,418
2013	40,734		1,410	(4,692)		37,452
Cumulative Development	$(218,625)		$39,811	$(251,486)		$(430,300)

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
Among the indicators of reserve strength that we monitor closely is the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2022. The percentage that IBNR represents of total gross reserves at December 31, 2022 is 61.5%.

	Gross Reserves at December 31, 2022
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$1,014,927	$1,585,860	64.0%
Specialty Admitted Insurance	406,094	755,102	53.8%
Casualty Reinsurance	280,632	428,033	65.6%
Total	$1,701,653	$2,768,995	61.5%

The table below sets forth our IBNR, total net reserves (prior to the $612,000 allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2022. The percentage that IBNR represents of total net reserves at December 31, 2022 is 66.6%.

	Net Reserves at December 31, 2022
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$657,392	$967,584	67.9%
Specialty Admitted Insurance	66,329	113,181	58.6%
Casualty Reinsurance	107,292	167,505	64.1%
Total	$831,013	$1,248,270	66.6%
A significant portion of reported claims from prior policy years were closed at December 31, 2022 as shown below:

Percentage of Claims Closed at December 31, 2022
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2017	93.2%	100.0%	99.9%	96.9%
2018	93.5%	100.0%	99.3%	95.5%
2019	88.5%	99.9%	97.5%	92.8%
2020	79.9%	93.6%	94.1%	88.7%
2021	70.9%	83.6%	75.0%	83.2%
Investment Strategy
Our investment strategy seeks to generate stable investment income and contributions to growth in tangible equity, while providing sufficient liquidity to meet our claims and other obligations. We attempt to generate better than market average risk-adjusted returns in our investment portfolio by taking measured risks based upon detailed knowledge of certain niche asset classes. While we are willing to make investments in non-traditional types of investments, we avoid risks that we do not understand well, as well as structures or situations we think could cause substantial loss of capital. The vast majority of our investment portfolio is managed by third party, independent investment managers.
The majority of our investment portfolio is invested in investment grade fixed income securities. This portfolio provides predictable income with low risk of principal loss and strong liquidity. We seek to augment our overall return and income by investing in bank loans and other higher yielding assets, including equity securities and private investments. We designed these strategies to improve our investment return, and we are focused on opportunistic investing in areas where we believe our management has expertise or an appropriate understanding of the risk and return of the investment.
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2022, the average duration of our total invested assets and cash, excluding restricted cash, was 4.1 years.

A summary of our cash and invested assets, excluding restricted cash equivalents, at December 31, 2022 is as follows:

	December 31, 2022
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Fixed maturity and preferred stock	$2,038,521	$1,854,248	$1,854,248	3.2%	78.4%
Bank loan participations	171,320	154,991	154,991	5.8%	6.6%
Common stock	48,431	47,796	47,796	NA	2.0%
Short-term investments	107,812	107,812	107,812	4.3%	4.5%
Other invested assets	27,447	27,447	27,447	NA	1.2%
Total invested assets			2,192,294		92.7%
Cash and cash equivalents			173,164		7.3%
Total invested assets and cash			$2,365,458		100.0%
Fixed maturity and preferred stock investments primarily consist of investment grade fixed income and preferred stock securities, which make up 78.4% of total invested assets and cash. Common stock investments primarily consist of dividend yield focused equity holdings and are 2.0% of total invested assets and cash. Our objective with fixed maturity, preferred stock and common stock investments is to earn attractive risk-adjusted returns with a low risk of loss of principal, while earning attractive income.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2022 and floating interest rates based on spreads over LIBOR or SOFR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at fair market value. As of December 31, 2022, bank loans totaled 6.6% of total invested assets and cash.
Other Invested Assets
We make selective investments in private debt or equity securities in areas where we see opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2022, we held 10 private investments with a total carrying value of $27.4 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, asset management firms and other investments. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Our other invested asset strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio. As of December 31, 2022, other invested assets totaled 1.2% of total invested assets and cash.
Our total invested assets and cash totaled $2,365.5 million as of December 31, 2022. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2022 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration for our total invested assets and cash, excluding restricted cash, of 4.1 years at December 31, 2022. This compares to an average duration at December 31, 2021 of 4.0 years. Based on the current duration of 4.1 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio, excluding other invested assets and cash, of approximately $88.8 million.
Insurance Cycle Management and Growth
The insurance and reinsurance business is cyclical in nature, with “hard” and “soft” cycles. Hard markets occur when insurance underwriters limit their exposure in a line of business or across their entire portfolio. When underwriters exercise restraint, insurance buyers are forced to pay more to induce underwriters to cover their risks. A hard market can also be created by economic expansions when capital committed to backing insurance policies does not grow as fast as the demand for insurance. There is generally a correlation between interest rates and the willingness of insurance companies to commit their capital to writing insurance. When fixed income yields are low, insurance companies may need to raise insurance prices to improve underwriting results in order to offset loss of investment income.

We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by favorable rates as well as increases in policy count and exposures. In 2020, the growth in the Excess and Surplus Lines segment was impacted by the termination of our insurance contracts with Rasier effective December 31, 2019. The Rasier account generated $374.2 million of gross written premium in 2019, but none in 2020 through 2022. Excluding Rasier, E&S gross written premium increased 27.5% in 2020, from $548.2 million in 2019 to $699.1 million in 2020. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2020 through 2022.

	2022		2021		2020
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$921,164	10.5%	$833,657	19.2%	$699,143	(24.2)%
Specialty Admitted Insurance	490,208	(0.3)%	491,561	20.3%	408,691	5.4%
Casualty Reinsurance	85,208	(53.2)%	182,081	22.1%	149,166	(7.2)%
Total	$1,496,580	(0.7)%	$1,507,299	19.9%	$1,257,000	(14.5)%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2022, there will likely be periods in the future where our growth moderates, stagnates or turns negative. The market for most lines of commercial insurance, other than workers' compensation, are currently in a hardening phase.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's cumulative combined ratio for 2013 through 2022 is 94.1%.
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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $437.2 million of gross written premiums for fronting and program business for 2022 ($60.6 million on a net basis), and we expect our fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
In the Casualty Reinsurance segment, we have the ability to manage the cycle by growing or shrinking our business according to market conditions and the corresponding prices and terms being offered for the assumption of specific risks. We have a small team of seven people in Bermuda who underwrite and administer the business written by JRG Re in Bermuda.
Competition
We compete in a variety of markets against a variety of competitors depending on the nature of the risk and coverage being underwritten. The competition for any one account may range from large international firms to smaller regional companies or group captives in the domiciles in which we operate. To remain competitive, our strategy includes, among other measures: (1) focusing on rate adequacy and underwriting discipline, (2) leveraging our distribution network, (3) controlling expenses, (4) maintaining financial strength and issuer credit ratings and (5) providing quality services to agents and policyholders.
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include ACE Westchester Specialty Group (Chubb), AmRisc Insurance Company (Truist), Apollo Syndicate, Alleghany Corporation (Berkshire Hathaway), Arrowhead General Insurance Agency, Inc., Ategrity Specialty Insurance Company, Axis Insurance Company (Axis Capital Holdings Limited), Beazley Group (Lloyd’s), Brit Insurance (Lloyd’s), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Fairfax Financial Holdings, Ltd., Hiscox Insurance Company (Lloyd’s), Houston Casualty Company (a subsidiary of Tokio Marine HCC), Kinsale Capital Group, Inc., Lexington Insurance Company (American International Group, Inc.), Markel Corporation,

Navigators Insurance Company (Hartford), OneBeacon (Intact Financial Corporation), QBE Insurance Group Ltd., RLI Corp., E&S/Specialty (Nationwide Mutual Group), Starr Insurance Company (C.V. Starr & Company), Swiss Re Ltd, United Specialty Insurance Company, W.R. Berkley, and other large national and multi-national insurance carriers.
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
Regulation
Bermuda Insurance Regulation
The Insurance Act 1978 and related rules and regulations (the “Insurance Act”), which regulates the insurance business of JRG Re, provides that no person shall carry on insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.
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
The statutory financial return of an insurer shall consist of (i) an insurer information sheet, (ii) an auditor’s report, (iii) the statutory financial statements, (iv) notes to the statutory financial statements and (v) declaration of compliance.
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
In addition, each year the insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof, together with such schedules as prescribed by the Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement) Rules 2008 for Class 3B insurers, as amended from time to time.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Return
A Class 3B insurer, not otherwise subject to group supervision, is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year. The quarterly financial returns consist of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), (ii) a list and details of material intra-group transactions that the Class 3B insurer is a party to and the Class 3B insurer’s risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns, (iii) details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the Class 3B insurer’s statutory capital and surplus, (iv) enhanced capital requirement ratio, (v) commercial insurers solvency self-assessment, (vi) total quoted bonds and unquoted bonds by BSCR rating and (vii) details of the catastrophe event that occurred during the reporting period (if applicable).
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
Independent Approved Auditor
A Class 3B insurer must appoint an independent auditor who will audit and report on the insurer’s GAAP financial statements and statutory financial statements, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.
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
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, a Class 3B insurer is required to disclose the makeup of its capital in accordance with a “3-tiered eligible capital system”. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
Cyber Risk Code of Conduct
The BMA has recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and has implemented the Insurance Sector Operational Cyber Risk Management Code of Conduct (the “Cyber Risk Code”) to ensure that those operating in the Bermuda insurance sector can mitigate such risks. The Cyber Risk Code prescribes the duties, requirements, standards, procedures and principles which all insurers, insurance managers and insurance intermediaries (agents, brokers and insurance market place providers) registered under the Insurance Act must comply. The Cyber Risk Code is designed to promote the stable and secure management of information technology systems of regulated entities and requires that all registrants implement their own technology risk programmes, determine what their top risks are and develop an appropriate risk response. This requires all registrants to develop a cyber risk policy which is to be delivered pursuant to an operational cyber risk management programme and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management programme.
It is expected that the cyber risk policy will be approved by the registrant’s board of directors at least annually. The BMA will assess a registrant’s compliance with the Cyber Risk Code in a proportionate manner relative to the nature, scale and complexity of its business. While it is acknowledged that some registrants will use a third party to provide technology services and that they may outsource their IT resources (for example, to an insurance manager where applicable), when so outsourced, the overall responsibility for the outsourced functions will remain with the registrant’s board of directors. Failure to comply with the requirements of the Cyber Risk Code will be taken into account by the BMA in determining whether a registrant is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below).
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
Under the Companies Act, where a Bermuda company issues shares at a premium (that is, for a price above the par value), whether for cash or otherwise, a sum equal to the aggregate amount or value of the premium on those shares must be transferred to an account called “the share premium account.” The provisions of the Companies Act relating to the reduction of the share capital of a company apply as if the share premium account were paid up share capital of that company, except for certain matters such as: (i) paying up unissued shares to be issued to members as fully paid bonus shares, (ii) writing off the preliminary expenses of the company or the expenses of, or the commission paid or discount allowed on any issue of shares or debentures of the company, or (iii) providing for the premiums payable on redemption of shares or of any debentures of the company. The paid up share capital may not be reduced if, on the date the reduction is to be effected, there are reasonable grounds for believing that the company is, or after the reduction would be, unable to pay its liabilities as they become due. See “Restrictions on Dividends and Distributions”.
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

Economic Substance
Under the Economic Substance Act 2018 and related regulations (collectively, the “ESA”), each entity resident in Bermuda that carries on a “relevant activity” is required to comply with the economic substance requirements under the ESA, unless resident for tax purposes in a jurisdiction outside Bermuda that is not on the EU list of non-cooperative jurisdictions for tax purposes. Relevant activities include, inter alia, insurance and holding entity activities, as each is defined in the ESA.
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
In relation to carrying on the relevant activity of insurance, compliance with the ESA also requires compliance with requirements in the Companies Act relating to corporate governance and the requirements of the Insurance Act and other instruments (including the Insurance Code) made thereunder. The Bermuda Registrar of Companies (the “Registrar”) will have regard to an insurer’s compliance with the Insurance Act and the Companies Act in his assessment of compliance with economic substance requirements and on the basis that an insurer complies with such requirements, the insurer will generally be considered to operate in Bermuda with adequate substance. An insurer will be required to complete and file a declaration form, and the Registrar will also have regard to the information provided in the declaration form in making his assessment of compliance with economic substance requirements.
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
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or other chief officer post, the Minister of Economy and Labour allows an automatic waiver from the requirement to advertise the position and on occasion may waive the requirement to advertise for other senior executive positions upon request.
If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of Economy and Labour to do this, but it must inform the Department of Immigration and pay the necessary fee after the change has occurred.
If an employer wishes to promote an employee currently on a work permit from his current job to another within the same business, the permission of the Minister of Economy and Labour must first be obtained. The employer will need to advertise internally and provide evidence of the internal recruitment efforts and consideration of internal Bermudian/spouse of Bermudian candidates.

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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2022, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $493.3 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, Alaska, California, Connecticut, Delaware, Hawaii, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, New York,

North Dakota, Ohio, South Carolina, Tennessee, Vermont, Virginia and Wisconsin. We continue to monitor whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Geographic Information
For each of the years ended December 31, 2022, 2021 and 2020, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2022, we had 639 employees located in the United States and Bermuda, all classified as full-time. Of that population, 56% were female and 44% were male. Among the 98% of our employees who chose to disclose their race and ethnicity, approximately 12% identified as Black or African American, 4% as Hispanic or Latino, 6% as Asian, 2% as two or more races, less than 1% as Native Hawaiian or other Pacific Islander, and less than 1% as American Indian or Alaska Native.
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
We continue to encourage a hybrid work model, one that offers our employees a flexible work environment that fosters in-person connection and collaboration and best supports our success as a company. The health and safety of our employees continues to be our highest priority, and therefore we monitor and adjust our in-office safety policies and procedures, as needed, to mitigate the risk of exposure to the COVID-19 virus.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, https://jrvrgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Ltd., Wellesley House, 2nd Floor, 90 Pitts Bay Road, Pembroke, HM 08, Bermuda. The information on our web site is not a part of this Annual Report.

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
Summary
Risks Related to Our Business and Industry
•Reserving for losses is an inherently uncertain process, and our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•Our risk management is based on estimates and judgments that are subject to significant uncertainties.
•A decline in our financial strength rating may result in a reduction of new or renewal business.
•We may not be able to retain key management and employees or recruit other qualified personnel, and as a result we may not be able to grow our business and may also be materially adversely affected.
•Adverse economic factors could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
•We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and such relationships may not continue, or if they do continue, the relationship may not be on favorable terms to us.
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
•The effect of emerging claim and coverage issues on our business is uncertain and may result in coverage of risks that we did not factor in our policy prices.
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
•If California, North Carolina, Ohio or Virginia significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
•Our use of third-party claims administrators in certain lines of business may achieve less desirable results which could cause us to incur higher losses and loss adjustment expenses.
Risks Related to Taxation
•Changes in U.S. tax laws and the interpretation of certain provisions of the 2017 Tax Act (including associated regulations), which may be retroactive, could have a significant impact on the Company and persons who own our shares.
•The Company, JRG Re and James River Group Holdings UK Limited may be subject to U.S. federal income taxation and our non-U.K. companies may be subject to U.K. taxation, which may have a material adverse effect on our operating results.
•Persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares; non-corporate persons who own our shares may not qualify for the reduced tax rate for qualified dividend income on the dividends paid by us in the future, and tax-exempt organizations who own our shares may recognize unrelated business taxable income.
Risks Related to Ownership of Our Common Shares
•The amount of dividends that we may pay to our common shareholders is subject to restriction pursuant to the terms of the Series A Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future.
•The conversion of the Series A Preferred Shares into common shares would dilute the ownership of common shareholders and may adversely affect the market price of our common shares.
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
Risks Related to Our Business and Industry
Reserving for losses is an inherently uncertain process, and our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in our Casualty Reinsurance segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $13.4 million for the calendar year ended December 31, 2022; $137.6 million for the calendar year ended December 31, 2021 primarily in underwriting years 2014 through 2018; and $37.8 million in 2020 primarily in accident years 2014 through 2018. In addition, for the commercial auto business in our Excess and Surplus Lines segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $8.9 million for the calendar year ended December 31, 2022 principally relating to the 2020 and prior accident years; $200.1 million for the calendar year ended December 31, 2021 principally relating to the 2019 and prior accident years for Rasier and its affiliates; and $91.4 million in 2020 principally relating to the 2018 and prior accident years for Rasier and its affiliates. We cannot assure you that we will not have further adverse development in our business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2022.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned a financial strength rating of “A-” (Excellent), which is the fourth highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National, Stonewood Insurance, and JRG Re. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance or reinsurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:
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
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance or reinsurance contracts. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”
If we are unable to retain key management and employees or recruit other qualified personnel, we may be materially adversely affected.
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees and on our ability to recruit additional qualified employees to support our growth. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation and/or permanent remote work arrangements to our key management or employees to incentivize them to leave our Company, or alternatively, to make it more difficult for us to recruit and hire new employees. Additionally, the transition to remote work by employees has allowed competitors that are located in different states or parts of the country to solicit our employees without requiring their relocation. Although we have employment agreements with the members of our senior management team, which include certain post-employment restrictions on engaging in businesses competitive with the Company, we do not have employment agreements with our senior underwriters or claims personnel. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
Additionally, if members of management or a significant number of our employees should become unavailable due to an outbreak of COVID-19 or other illness among them, whether due to work in an office environment or otherwise, our operations could be disrupted, which may have a detrimental impact on our business.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
Factors such as business revenue, economic conditions, the volatility and strength of the capital markets, inflation and pandemics can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, self-insure their risks, or not renew with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments, or not pay premiums on our policies when due. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in Florida, California, Texas and New York, (ii) the fronting and program business of the Specialty Admitted Insurance segment in California, Michigan, New York, Texas, and Georgia, and (iii) individual risk workers’ compensation business of the Specialty Admitted Insurance segment in North Carolina, Georgia, Missouri, and Virginia. Any economic downturn or reduced business activities in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
If the current high inflationary environment persists over an extended period of time, it could adversely affect the adequacy of our reserves by increasing average loss costs over time, negatively impact the values of our investments and our investment returns, and may increase our compensation expenses.
We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and such relationships may not continue, or if they do continue, the relationship may not be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2022:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $643.3 million in gross written premiums, or 69.8% of that segment’s gross written premiums for the year;
•    the Specialty Admitted Insurance segment conducted business with two agencies that produced $231.8 million in gross written premiums, representing 47.3% of that segment’s gross written premiums for the year; and
•    the Casualty Reinsurance segment conducted business with three brokers that generated $62.5 million of gross written premiums, or 73.4% of that segment’s gross written premiums for the year.
The relationship with any of these brokers or agents may not continue. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers or agents could result in lower direct written premiums and could have a material adverse effect on our results of operations or business prospects.
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
Our two largest customers accounted for approximately $120.9 million (8.1%) and $110.9 million (7.4%) of our consolidated gross written premium in 2022. No insured generated 10.0% or more of consolidated gross written premiums for 2022.
Our largest customer in 2021 accounted for approximately $124.1 million of our gross written premium, representing 8.2% of our gross written premiums in 2021. No insured generated 10.0% or more of consolidated gross written premiums for 2021.
The loss or termination of our relationship with these customers, or another significant customer, or a material reduction in business with any such party, could materially adversely affect our rate of growth, results of operations and financial condition.
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
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our objective to grow our fee-based fronting business. As a result, our ability to manage volatility and avoid significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity has become more restricted making reinsurance placements more challenging during 2021 and 2022 than in prior years.
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
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2022, reinsurance recoverables on unpaid losses from our three largest reinsurers was $717.1 million in the aggregate and represented 47.2% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2022 was $119.7 million in the aggregate, or 43.7% of the total balance of prepaid reinsurance premiums. In addition to reinsurance purchased to manage our ongoing business, we have entered into two retroactive reinsurance transactions on legacy books of business: the first, a loss portfolio transfer reinsurance transaction on our legacy commercial auto lines business in our Excess & Surplus Lines segment (the “Commercial Auto LPT”), and the second, the Casualty Re LPT. At December 31, 2022, reinsurance recoverables on the Commercial Auto

LPT were $145.2 million (including $132.0 million of unpaid recoverables and $13.2 million of paid recoverables), and reinsurance recoverables on the Casualty Re LPT were $244.7 million.
At December 31, 2022, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-” (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds held in trust accounts, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance. See also “Item 1. Business — Business Segments — Specialty Admitted Insurance Segment — Fronting & Program Business.” Reinsurers or fronting partners may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer or fronting partner to pay us does not lessen our contractual obligations to insureds. If a reinsurer or fronting partner fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our allowance for credit losses on reinsurance balances. See also “Item 1. Business — Business Segments — Purchase of Reinsurance.”
We are exposed to credit risk relating to a set of insurance contracts previously issued to Rasier, under which the Company pays losses and loss adjustment expenses on the contracts. Rasier is contractually obligated to reimburse us for the losses and loss adjustment expenses paid on their behalf pursuant to indemnification agreements with it. This reimbursement obligation is supported by collateral posted for our benefit in a trust account from time to time. If Rasier fails to reimburse us, and the collateral posted for our benefit to support their reimbursement obligations is insufficient, our financial condition and results of operations could be materially adversely affected. See also “Item 1. Business — Business Segments — Purchase of Reinsurance — Amounts Recoverable from an Indemnifying Party.”
In situations where we manage our credit exposure to reinsurers or fronting partners with a collateral arrangement, which includes our Commercial Auto LPT and indemnification arrangements on the Rasier policies, it is possible that the collateral could be insufficient to cover all claims, either as a result of a decline in the value of the collateral, an increase in the obligations being collateralized, a failure of management to monitor the adequacy of the collateral held, or the refusal of the counterparty to post additional collateral. In that event, we would be contractually entitled to recovery from our reinsurer or the entity for which we are fronting, but, for a variety of reasons, the other party could default in its obligations.
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
The incidence and severity of natural disasters, terrorist acts, and other catastrophic events are inherently unpredictable. The extent of losses from catastrophes is a function of the frequency of loss events, the total amount of insured exposure in the area affected by each event and the severity of the events. Claims from catastrophic events could exceed our amount of reinsurance purchased to protect us from such events, cause us to pay reinstatement premiums, reduce our earnings and cash flows, cause volatility in our results of operations and cash flows for any fiscal period or materially impact our financial condition. For example, for the third quarter ending September 30, 2022, we incurred $5.0 million in net catastrophe losses related to Hurricane Ian.

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
In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. COVID-19 variants continue to spread throughout the United States and Bermuda, the countries in which the Company operates. In response, many governments, including Bermuda, the state and local governments of the States of Virginia and North Carolina, and governments in many other states in which our policyholders are located, instituted emergency restrictions that substantially limited the operation of non-essential businesses and the activities of individuals. Many jurisdictions imposed, eased, and reinstated emergency restrictions at various points during the pandemic in response to the spread of COVID-19 variants. These restrictions may have resulted in significant adverse effects on our policyholders and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others. Our workers' compensation line of business includes claimants experiencing "long-COVID", the ultimate cost of which is difficult to predict. In addition, we have observed indirect impacts of COVID-19 in our workers' compensation line of business, such as greater frequency and severity of workplace injuries resulting from inexperienced workers or distracted driving. The ultimate effect and severity of COVID-19 on the economy, our policyholders and our claimants is not known.
The effect of COVID-19 and related events, including those described above and those not yet known, could have a negative effect on the stock price, business prospects, financial condition and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, actions of lawmakers and regulators, changes in consumer behavior, business closures, deterioration in the credit quality of policyholders or the inability of policyholders to pay their premium and deductible obligations to the Company, and deterioration in the credit quality of reinsurers or insurance entities with which we have a fronting arrangement or the inability of reinsurers or the insurance entities for which we are fronting to pay their obligations to the Company. The impact of the pandemic may also exacerbate the other risks described in this “Risk Factors” section. The occurrence of any of the events described in these risk factors could have a material adverse effect on the Company’s financial condition and results of operations.
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
•    Court decisions, such as the 1995 Montrose decision in California, that read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions; and
•    Social inflation trends, including higher and more frequent claims, more favorable judgments and legislated increases.
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

Our primary market risk exposures are to changes in interest rates and equity prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Prior to 2022, interest rates had been at or near historic lows, limiting yields on fixed income investments and negatively impacting investment income. Increases in interest rates during 2022, while generating higher investment yields, led to declines in the fair values of our fixed income securities, influenced by the duration of our fixed income investments and the extent of interest rate increases. For example, for the year ended December 31, 2022, we experienced unrealized losses on fixed maturity investments of $193.0 million, which were recognized in other comprehensive loss. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
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
We hold investments in bank loans (6.6% of the carrying value of our cash and invested assets (excluding restricted cash equivalents) as of December 31, 2022. Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2022, the fair value of our investments in bank loans was $155.0 million.
As of December 31, 2022, we held equity investments of $9.2 million in non-public limited liability companies that have invested in renewable energy investments. These investments were sponsored and are managed by an entity for which two former directors serve as officers. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $18.3 million at December 31, 2022. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. To date, the following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, New Hampshire, New York, North Dakota, Ohio, South Carolina, Tennessee, Virginia and Wisconsin. It is not yet known whether, and to what extent, other state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, several states have enacted privacy laws requiring specific disclosures regarding privacy practices and granting certain rights to consumers with respect to the use by companies of their personally identifiable information. There has also been proposed privacy legislation at the federal level. These new privacy laws may impose compliance costs, and ambiguities surrounding their applicability and interpretation may increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
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
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance and Falls

Lake National), North Carolina (the domiciliary state for Stonewood Insurance), Virginia (the domiciliary state for James River Casualty), Bermuda (the domicile of JRG Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and, in the case of JRG Re, the BMA in Bermuda, and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of our insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. For additional information, see “Item 1. Business — Regulation — U.S. Insurance Regulation — State Regulation.”
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted the NAIC Amendments, including the enterprise risk report requirement.
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of

California, North Carolina, Ohio and Virginia, the states in which our U.S. insurance subsidiaries are domiciled, adopted the ORSA Model Act and require an ORSA filing.
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
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. We have experienced these types of fluctuations since the Company’s inception. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance and reinsurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, general economic conditions and underwriting results of primary insurers. All of these factors fluctuate and may contribute to price declines generally in the insurance and reinsurance industry.
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
We invest the premiums we receive from our insureds and ceding companies until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment expense reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
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
Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute shareholders’ ownership interest in the Company and would likely cause the value of our shares to decline. For example, in May 2021, we raised $192.1 million in equity capital (the “May Equity Offering”) to protect our balance sheet after experiencing $170.0 million of adverse development on our commercial auto business in the first quarter of 2021 almost entirely related to a previously canceled account that has been in run-off since 2019. In the May Equity Offering, we announced the offering of 6,497,500 shares at $31.00 per share the day after our shares had a closing market price equal to $46.50. Additionally, on March 1, 2022 we issued 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the "Series A Preferred Shares"), for an aggregate purchase price of $150 million, primarily to protect our balance sheet after experiencing $115.0 million of adverse reserve development in the Casualty Reinsurance segment in the fourth quarter of 2021, primarily related to underwriting years 2014 through 2018. The Series A Preferred Shares, among other things, have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares, pay dividends to the security holders at the initial rate of 7% of their liquidation preference of $1,000 per share per annum, include restrictions that may limit our ability to pay dividends to common shareholders and may not be redeemed at our election. See also "The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition" and "The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series A Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future."
Further, our ability to raise debt and certain types of equity capital may be constrained by covenants in our existing credit facilities. See the Risk Factor “Our credit agreements contain financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our credit facilities” below. Additional capital raised through the issuance of debt would most likely result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, or obtain it on favorable terms, our business, financial condition and results of operations could be materially adversely affected.
Our credit agreements contain financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facilities.
As of December 31, 2022, we had an outstanding unsecured balance of approximately $207.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. A breach of any of these covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
In particular, competition in the insurance and reinsurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See also “Item 1. Business — Competition.”
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
If California, North Carolina, Ohio or Virginia significantly increases the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
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
Base Erosion and Anti-Abuse Tax. The Tax Act’s BEAT provision imposes a minimum tax on “applicable taxpayers,” which are generally corporations that are part of a group with at least $500 million of applicable annual gross receipts and that make certain payments to related foreign persons, including payments that are deductible for U.S. tax purposes, payments to purchase depreciable or amortizable property, and reinsurance payments. BEAT subjects the “modified taxable income” of an applicable taxpayer to tax at a rate of 10% in 2020-2025, and 12.5% in 2026 and thereafter. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain “base erosion payments” to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. BEAT applies to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits).
We have analyzed the regulations released by the U.S. Internal Revenue Service (the “IRS”) and U.S. Department of the Treasury regarding BEAT and have concluded that we will be subject to additional tax if regular U.S. income tax does not exceed a minimum amount. The applicability of BEAT depends on a number of factors and the extent to which we may be subject to BEAT in future periods as a result of changes in interpretations, as well as additional regulatory guidance that may be issued, is currently unknown.
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
The PFIC rules include provisions intended to provide an exception for qualifying insurance corporations (“QIC”) engaged in the active conduct of an insurance business. Generally, a QIC is a company (i) that would be subject to tax under special provisions related to insurance companies if the company was a U.S. entity, and (ii) the applicable insurance liabilities of which constitute more than 25% of its total assets as reported on the company’s applicable financial statement. On January 15, 2021, the IRS and U.S. Department of the Treasury issued final regulations and proposed regulations that provide guidance regarding the PFIC rules and the QIC exception. More specifically, the complex regulations provide, among other things, clarity on the application of “applicable insurance liabilities” and the “applicable financial statement,” as well as the requirements to be engaged in the “active conduct” of an insurance business. The IRS has requested comments on several aspects of the proposed regulations, which are not effective until adopted in final form. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations.
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
Related Person Insurance Income. Under proposed regulations, if (i) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (ii) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owns any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold has been, or will be, met. However, we cannot assure you that this will continue to be the case. Additionally, certain recently released proposed regulations would expand the scope of related person insurance income to potentially include all of the insurance income any of our non-U.S. operating companies earn from reinsuring affiliates if such companies are majority owned (directly, indirectly or by application of certain constructive ownership rules) by U.S. persons. It is not certain whether any of these proposed regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the related person insurance income rules by the IRS, the courts, or otherwise, might have retroactive effect. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
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
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. In the recent past, we have had in place intercompany loans from our U.S. subsidiaries to our parent company and intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions were appropriate and reflected arm’s-length arrangements and are consistent with all applicable rules and regulations. However, if the U.S. Department of the Treasury or the IRS reviews our intercompany agreements and successfully asserts, under Section 482 or 845 of the Code, that the terms do not reflect arm’s-length transactions, we may owe additional tax.
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

•    strategic actions by us or our competitors, such as acquisitions, dispositions, restructurings, significant contracts or joint ventures;
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
•    the offering and issuance of common shares or other securities by us, sales of common shares by our directors or executive officers, or sales of a significant number of common shares issued upon conversion of the Series A Preferred Shares; and
•    adverse resolution of litigation against us.
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
The holders of the Series A Convertible Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of our then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company, and have rights to approve certain actions. Additionally, GPC Partners may exercise influence over us through their ability to designate a nominee for election to our board of directors.
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

The conversion of the Series A Preferred Shares into common shares would dilute the ownership of common shareholders and may adversely affect the market price of our common shares.
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
These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes, as well as for the payment of dividends to our common shareholders. Our obligations to the holders of the Series A Preferred Shares could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Series A Preferred Shares and common shareholders.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake National and James River Insurance, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In each of North Carolina and Virginia, the domiciliary states of Stonewood Insurance and James River Casualty, respectively, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business — Regulation — U.S. Insurance Regulation — State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of approximately $38.6 million as of December 31, 2022. See “Item 1. Business — Regulation — Bermuda Insurance Regulation — Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Item 1. Business — Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for more information.
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
Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders, if our board of directors reasonably determines, in good faith, that failure to exercise this option would result in such adverse consequences or treatment.
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
We rely on multiple proprietary operating systems as well as operating systems of third-party providers to issue policies, pay claims, run modeling functions and complete various internal processes. We may be subject to disruptions of such operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods or tornados, or events arising from criminal or terrorist acts. Such disruptions may give rise to losses in service to insureds and loss or liability to us. In addition, there is the risk that our controls and procedures as well as our business continuity, disaster recovery and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks and could be susceptible to hacking, computer viruses, data breaches, or ransomware attacks. Any such failure or security incident could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect or incident, as well as by exposing us to litigation or losses not covered by insurance. Although we have disaster recovery plans and other safeguards in place, our business operations may be materially adversely affected by significant and widespread disruption to our physical infrastructure or operating systems and those of third-party service providers that support our business.
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’, reinsureds’ or claimants’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsureds’, claimants’or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. This risk may be heightened as a result of continued remote work in response to the ongoing COVID-19 pandemic. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. While we make efforts to maintain the security and integrity of our information technology networks and related systems, and we have implemented various measures and an incident response protocol to manage the risk of, or respond to, a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, our results of operations could be materially adversely affected if one of our business partners, such as brokers, general agents, third party claims administrators or vendors, experiences disruptions to their operating systems and/or a cybersecurity breach, as such disruption or breach could reduce submission flow, policy issuance, claims settlement, and/or make us more vulnerable to a cybersecurity breach ourselves. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), which require annual assessments by management of the effectiveness of our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs’ opposition was filed on November 14, 2022. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit, and we intend to vigorously defend this lawsuit.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 24, 2023, there were 7 holders of record of our common shares.
Dividends
We paid quarterly dividends of $0.05 per common share in 2022, and $0.30 per common share from 2017 to the fourth quarter of 2021. On February 16, 2023, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on March 31, 2023 to shareholders of record on March 13, 2023. As described below, the amount of dividends that we may pay on our common shares is restricted by the terms of our Series A Preferred Shares.
We closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. During 2022, cash dividends of $8.8 million were declared, of which $2.6 million was payable at December 31, 2022. On February 16, 2023, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on March 31, 2023 to shareholders of record on March 15, 2023. The Certificate of Designations setting forth the terms of the Series A Preferred Shares limits our ability to pay dividends to our common shareholders. If we pay cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries and direct Bermuda-based insurance subsidiary satisfy certain capital requirements. Share dividends payable on the common shares to our shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
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

Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and a selected peer group of six companies that includes Amerisafe, Inc., Argo Group International Holdings, Ltd, Kinsale Capital Group, Inc., Markel Corporation, RLI Corp. and W. R. Berkley Corporation. The companies in the peer group are weighted by market capitalization. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2017 through December 31, 2022. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index,
and a Peer Group

$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22

Copyright© 2023 Russell Investment Group. All rights reserved.

	12/17	12/18	12/19	12/20	12/21	12/22
James River Group Holdings, Ltd.	100.00	94.24	109.21	134.01	81.37	59.57
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	101.66	127.68	128.75	157.48	183.25
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
For the year ended December 31, 2022, approximately 71.2% of our group-wide gross written premiums and 90.3% of our group-wide net written premiums originated from the U.S. E&S lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance, and for the year ended December 31, 2022, we derived 96.5% of our group-wide gross written premiums from casualty insurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our business in four segments: Excess and Surplus Lines, Specialty Admitted Insurance, Casualty Reinsurance and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2022, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $24,000. The Excess and Surplus Lines segment distributes its products primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 61.5% of our gross written premiums and 78.7% of our net written premiums for the year ended December 31, 2022.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets with a primary focus on fronting business, where we retain a minority share of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. We also write workers’ compensation coverage for building trades, healthcare employees, light manufacturing and other light-to-medium hazard risks in select U.S. states. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators, MGAs, and independent retail agents. The Specialty Admitted Insurance segment produced 32.8% of our gross written premiums and 10.2% of our net written premiums for the year ended December 31, 2022.
The Casualty Reinsurance segment provides proportional and working layer casualty reinsurance to third parties and, through December 31, 2021, to our U.S.-based insurance subsidiaries. Typically, we structure our reinsurance contracts (also known as treaties) as quota share arrangements, with loss mitigating features, such as commissions that adjust based on underwriting results. On a net premium volume basis, treaties with loss mitigation features including sliding scale ceding commissions represented 40.6% of the net premiums written by our Casualty Reinsurance segment during 2022. We typically do not assume large individual risks in our Casualty Reinsurance segment, nor do we write property catastrophe reinsurance. Most of the underlying policies assumed by our Casualty Reinsurance segment have a $1.0 million per occurrence limit, and we typically assume only a portion of that exposure. We do not assume stand-alone third-party property business at our Casualty Reinsurance segment, but we do have a small amount of assumed business with ancillary property exposure. Of the total gross premiums written by our Casualty Reinsurance segment during 2022, 64.8% were general liability accounts. The Casualty Reinsurance segment distributes through reinsurance brokers. The Casualty Reinsurance segment produced 5.7% of our gross written premiums and 11.1% of our net written premiums for the year ended December 31, 2022.

The Casualty Reinsurance segment writes third party business through one entity, JRG Re. Through December 31, 2017, we had intercompany reinsurance agreements under which we ceded 70% of the net written premiums of our U.S. subsidiaries (after taking into account third-party reinsurance) to JRG Re. Effective January 1, 2018 through December 31, 2021, we generally discontinued ceding 70% of our U.S.-written premiums to JRG Re and instead ceded 70% of our U.S.-written premiums to Carolina Re, a Bermuda-domiciled, wholly-owned subsidiary of James River Group, Inc. Carolina Re made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2018. Carolina Re was also the cedent on a stop loss reinsurance treaty with JRG Re through December 31, 2021. Business in the Casualty Reinsurance segment is ceded under proportional, or quota-share, reinsurance treaties that provide for an arm’s length ceding commission. We exclude the effects of intercompany reinsurance agreements from the presentation of our segment results, consistent with the way we manage the Company. At December 31, 2022, 33.2% of our invested assets were held at JRG Re.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and from January 1, 2018 through December 31, 2021, ceded 70% of their premiums and losses to Carolina Re. During 2022, Carolina Re commuted the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
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
Gross investment yield is annualized investment income before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending carrying values of those investments during the period.
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analysis. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in the Excess and Surplus Lines segment. In applying this judgment, we may establish reserves that differ from our internal actuaries’ estimate. We seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2022 was $2,769.0 million. Of this amount, 61.5% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2022
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$570,933	$1,014,927	$1,585,860	64.0%
Specialty Admitted Insurance	349,008	406,094	755,102	53.8%
Casualty Reinsurance	147,401	280,632	428,033	65.6%
Total	$1,067,342	$1,701,653	$2,768,995	61.5%
The Company’s net reserve for losses and loss adjustment expenses prior to the $612,000 allowance for credit losses on reinsurance recoverables at December 31, 2022 was $1,248.3 million. Of this amount, 66.6% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2022
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$310,192	$657,392	$967,584	67.9%
Specialty Admitted Insurance	46,852	66,329	113,181	58.6%
Casualty Reinsurance	60,213	107,292	167,505	64.1%
Total	$417,257	$831,013	$1,248,270	66.6%
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers and segment actuaries of each of our three insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.
We engage an independent internationally recognized actuarial consulting firm to review our reserves for losses and loss adjustment expenses in the third and fourth quarters of each year. This independent actuarial consulting firm prepares its own estimate of our reserve for loss and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to corroborate the adequacy of our reserves.
The Reserve Committee believes that using judgment to supplement the actuarial recommendations is necessary to arrive at a best estimate given the nature of the business generally written by the Company and the limited operating experience of the

Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in the Excess and Surplus Lines segment.
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
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. For the Excess and Surplus Lines segment, the segment actuary performs a study on each of these parameters at least annually and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Specialty Admitted Insurance segment, expected loss ratios, loss development factors, and loss cost trends are reviewed and updated at least annually. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2022. The total carried net reserve for losses and loss adjustment expenses is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis using a simulation approach.

Sensitivity	5th Pct.	Carried	50th Pct.	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,156,992	$1,248,270	$1,253,315	$1,378,327
Changes in reserves	(91,278)	—	5,045	130,057
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $130.1 million, reduce after-tax net income by $113.7 million, reduce shareholders’ equity by $113.7 million and reduce shareholders’ tangible equity by $113.7 million, in each case at or for the year ended December 31, 2022.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $91.3 million, increase after-tax net income by $81.2 million, increase shareholders’ equity by $81.2 million, and increase tangible equity by $81.2 million, in each case at or for the year ended December 31, 2022. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
Loss reserve estimates are subject to a high degree of variability due to the inherent uncertainty of ultimate claims settlement values. In recording our best estimate of our reserve for losses and loss adjustment expenses, our Reserve Committee may select an amount that is different from the actuarial recommendation submitted after considering other qualitative factors and our knowledge and expectations of trends and other business developments that impact our best estimate. There is inherent variation associated with our reserve estimates and the possibility that there are unforeseen or incorrectly valued liabilities in the actuarial recommendations exists. We believe that the insurance that we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. As a casualty insurer, losses on our policies often take a number of years to develop, making it difficult to estimate the ultimate losses associated with this business. Judicial and regulatory bodies have frequently interpreted insurance contracts in a manner that expands coverage beyond that which was contemplated at the time that the policy was issued. In addition, many of our policies are issued on an occurrence basis, and insureds suffering a loss frequently seek coverage beyond the policies’ original intent.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2022 would equate to a $41.6 million change in the reserve for losses and loss adjustment expenses at such date, a $34.0 million change in after-tax net income, a 6.1% change in shareholders’ equity and a 6.8% change in tangible equity, in each case at or for the year ended December 31, 2022.
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
We experienced $9.1 million of adverse development in 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers in Strategic Actions below). This adverse reserve development included $210,000 of favorable development in the Excess and Surplus Lines segment, $4.2 million of favorable development in the Specialty Admitted Insurance segment, and $13.4 million of adverse development in the Casualty Reinsurance segment.
We experienced $325.8 million of adverse development in 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This adverse reserve development included $190.7 million of adverse development in the Excess and Surplus Lines segment including $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior accident years with Rasier LLC and its affiliates (collectively, “Rasier”). The adverse development for commercial auto was partially offset by $9.4 million of favorable development in other Excess and Surplus Lines underwriting divisions. Favorable reserve development in the Specialty Admitted Insurance segment was $2.5 million as losses on our workers’ compensation business written prior to 2020 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $137.6 million of adverse development on prior accident years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018.
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. At December 31, 2022, we do not have any securities classified as “held-to-maturity” or “trading.”
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. This update changed the impairment model for available-for-sale fixed maturities and requires the Company to determine whether unrealized losses on available-for-sale fixed maturities are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related continue to be recognized in other comprehensive income (loss).
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2022, 2021, or 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. For the year ended December 31, 2022, management concluded that $1.5 million of the unrealized losses were due to credit-related impairments. Management concluded that none of the unrealized losses were due to credit-related impairments for the year ended December 31, 2021. For the year ended December 31, 2020, management concluded that $8.3 million of the unrealized losses were due to credit-related impairments.
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
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2022 or 2021.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our 7% Series A Perpetual Cumulative Convertible Preferred Shares on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The new guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. Adoption of the new standard did not materially impact our financial position, results of operations, or earnings per share for the year ended December 31, 2022.
Impact of the COVID-19 Pandemic
The Company’s financial condition and results of operations were not materially impacted by the coronavirus (COVID-19) pandemic during 2022. However, we are continuing to monitor a number of risks that COVID-19 poses to the Company. For a description of these risks, see “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Impact of Macroeconomic Events Including Higher Levels of Inflation and Rising Interest Rates
Current macroeconomic events including the war in Ukraine and sustained supply chain constraints stemming from the COVID-19 pandemic led to higher levels of inflation in 2022. The Federal Reserve, attempting to gain control of inflation, implemented a series of federal funds rate increases in 2022 and early 2023. Interest rates, in response, rose significantly in 2022 and fears of an impending economic slowdown have increased the likelihood of an economic recession, all of which negatively impacted financial markets. The immediate impacts to the Company were on our investment portfolio and investing results. Our investment portfolio is primarily comprised of fixed maturity investments (81.3% of total invested assets at December 31, 2022). The fair values of fixed maturities generally move inversely with interest rates, and unrealized losses associated with the declines in fair values are recognized as a component of other comprehensive income (loss), contributing to declines in shareholders' equity and tangible equity. For the year ended December 31, 2022, other comprehensive loss, representing the after-tax impact of the unrealized losses on fixed maturity investments, was $193.0 million. We are monitoring our portfolio for signs of credit-related impairments, and to date, we have concluded that the declines are primarily interest rate and market-driven with no allowance for credit losses considered necessary. As turnover has occurred in our portfolio and we invest cash generated from operations, we are benefiting from the higher yields now available on fixed maturities which is reflected in our investment income. Our investment portfolio also contains investments in equity securities and bank loan participations (comprising 5.4% and 7.1% of total invested assets at December 31, 2022, respectively) that are carried on our Balance Sheets at fair value. The fair values of these investments, the changes in which are recognized as unrealized gains and losses in our Statements of Income (Loss) and Comprehensive (Loss) Income, have been negatively impacted by the ongoing macroeconomic events and associated declines in financial markets. Net realized and unrealized (losses) gains on investments for the year ended December 31, 2022 include unrealized losses of $11.2 million and $15.9 million, respectively, for the changes in fair values of equity securities and bank loan participations. The rising interest rates have also increased interest expense on our outstanding variable rate senior and trust preferred debt. The applicable rates on our debt reset quarterly or semi-annually and are structured as LIBOR plus a margin or spread.
Strategic Actions
Issuance of Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A Preferred Shares accrue quarterly at the initial rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. During 2022, cash dividends of $8.8 million were declared, of which $2.6 million was payable at December 31, 2022. Please see “Note 11. Series A Preferred Shares” in the Notes to our Consolidated Financial Statements in this Form 10-K.

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
Casualty Re Loss Portfolio Transfer
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Funds Withheld Account balance was $213.6 million at December 31, 2022 and Funds Withheld Account crediting fees of $3.7 million are included in interest expense in our Statements of Income (Loss) and Comprehensive (Loss) Income for the year ended December 31, 2022.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT (together, the “Loss Portfolio Transfers”). For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, resulting in a corresponding additional amount ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position and requiring retroactive reinsurance accounting. Similarly, due to adverse paid and reported loss trends on the business subject to the Casualty Re LPT, the Company ceded an additional $6.1 million of losses recoverable under the Casualty Re LPT for the year ended December 31, 2022, moving the Casualty Re LPT into a deferred gain position requiring retroactive reinsurance accounting. At December 31, 2022, the Company has $58.9 million of aggregate limit remaining under the Casualty Re LPT.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the Loss Portfolio Transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the Loss Portfolio Transfers that increases or decreases the amounts ceded under the Loss Portfolio Transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
Retroactive reinsurance benefits totaling $32.7 million ($31.0 million for the Commercial Auto LPT and $1.7 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses for the year ended December 31, 2022 using the recovery method. As of December 31, 2022, the cumulative amounts ceded under the Loss Portfolio Transfers was $732.9 million ($391.8 million under the Commercial Auto LPT and $341.1 million under the Casualty Re LPT). At December 31, 2021, $345.1 million was ceded under the Commercial Auto LPT. The total unrecognized deferred retroactive reinsurance gain of $20.1 million at December 31, 2022 under the Loss Portfolio Transfers ($15.7 million related to the Commercial Auto LPT and $4.4 million related to the Casualty Re LPT) is separately presented on the Company's Consolidated Balance Sheets.
Suspension of Underwriting Activities in Casualty Reinsurance Segment
In keeping with our previously announced plans to significantly shrink top-line writings of the Casualty Reinsurance segment, we have decided to suspend writing business in the Casualty Reinsurance segment, as we continue our focus on growing our higher returning U.S. insurance and fronting businesses. We expect the Casualty Reinsurance segment to continue earning premium due to the nature of the earnings patterns in the reinsurance business, which can extend over multiple years. Aside from the suspension of underwriting activities, we plan for the Casualty Reinsurance segment to maintain its normal day-to-day operations, with a staff to continue servicing the business on its books and to facilitate compliance with its regulatory requirements.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes our results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Gross written premiums	$1,496,580	$1,507,299	(0.7)%
Net retention	50.0%	49.4%
Net written premiums	$748,479	$744,380	0.6%
Net earned premiums	$766,161	$695,594	10.1%
Losses and loss adjustment expenses excluding retroactive reinsurance	(524,723)	(792,352)	(33.8)%
Other operating expenses	(191,796)	(160,188)	19.7%
Underwriting profit (loss) (1), (2)	49,642	(256,946)	—
Losses and loss adjustment expenses - retroactive reinsurance	(20,091)	—	—
Net investment income	71,111	56,865	25.1%
Net realized and unrealized investment (losses) gains	(28,318)	15,564	—
Other income and expense	(5,016)	(2,232)	124.7%
Interest expense	(17,578)	(8,922)	97.0%
Amortization of intangible assets	(363)	(363)	—
Income (loss) before taxes	49,387	(196,034)	—
Income tax expense (benefit)	18,414	(23,235)	—
Net income (loss)	$30,973	$(172,799)	—
Dividends on Series A Preferred Shares	(8,750)	—	—
Net income (loss) available to common shareholders	$22,223	$(172,799)	—
Adjusted net operating income (loss) (1)	$69,542	$(184,245)	—
Ratios:
Loss ratio	68.5%	113.9%
Expense ratio	25.0%	23.0%
Combined ratio	93.5%	136.9%
Accident year loss ratio	67.3%	67.1%
Accident year loss ratio ex-cat (3)	66.7%	66.4%

(1)    Underwriting profit (loss) and adjusted net operating income (loss) are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting results include gross fee income of $23.6 million and $22.7 million for the years ended December 31, 2022 and 2021, respectively.
(3)    Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the year ended December 31, 2022 and $5.0 million of net catastrophe losses related to Hurricane Ida in the year ended December 31, 2021.
The Company produced an underwriting profit of $49.6 million and a combined ratio of 93.5% for the year ended December 31, 2022 compared to an underwriting loss of $256.9 million and a combined ratio of 136.9% for the year ended December 31, 2021.
The 10.1% growth in consolidated net earned premiums was driven by attractive market conditions, particularly for our Excess and Surplus Lines segment, which reported net earned premium growth of $69.6 million or 14.3% compared to the prior year. The Excess and Surplus Lines segment is our largest segment, comprising 61.5% of consolidated gross written premiums and 72.5% of consolidated net earned premiums in 2022.
Our loss ratio improved from 113.9% in the prior year to 68.5% in the current year. The improvement was primarily driven by net reserve development on prior accident years which was $9.1 million or 1.2 percentage points adverse for the year ended December 31, 2022 compared to $325.8 million or 46.8 percentage points adverse for the year ended December 31, 2021. The

$9.1 million of net adverse reserve development for the year ended December 31, 2022 includes $210,000 of net favorable development from the Excess and Surplus Lines segment, $4.2 million of net favorable development from the Specialty Admitted Insurance segment, and $13.4 million of net adverse development from the Casualty Reinsurance segment, of which $6.8 million related to the Company's entrance into the Casualty Re LPT in March of 2022. The $325.8 million of net adverse reserve development for the year ended December 31, 2021 included $190.7 million of net adverse reserve development from the Excess and Surplus Lines segment almost entirely related to a previous commercial auto account, $2.5 million of net favorable development from the Specialty Admitted Insurance segment, and $137.6 million of net adverse reserve development from the Casualty Reinsurance segment. Refer to the discussion of segment underwriting results below for additional details on this adverse reserve development.
Current accident year losses in both years include $5.0 million of net catastrophe losses (Hurricane Ian in 2022 and Hurricane Ida in 2021) in our small Excess Property book within the Excess and Surplus Lines segment. The Excess and Surplus Lines segment has a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.
Our expense ratio increased relative to the prior year driven by higher expense ratios for our Specialty Admitted Insurance and Casualty Reinsurance segments and higher operating expenses for our Corporate and Other segment. The Specialty Admitted Insurance segment benefited from 4.3% growth in fee income, but the segment expense ratio was higher due to slightly lower net earned premiums and the net impact of commission, tax and assessment accrual adjustments in both years. The Casualty Reinsurance segment typically structures its reinsurance treaties with loss mitigation features including profit and sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions in 2021 by $11.8 million compared to $249,000 in 2022. Operating expenses for our Corporate and Other segment increased driven by higher compensation expenses due to the hiring of additional employees.
Underwriting results in the prior year were also negatively impacted by $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium and increased the underwriting loss.
Our net income increased over the prior year due to the improved underwriting results and higher net investment income, with partially offsetting items including the $20.1 million of retroactive reinsurance losses and loss adjustment expenses under the loss portfolio transfers, the unfavorable swing in net realized and unrealized gains and losses on investments, and higher interest expense. As discussed above, the Company recognized adverse prior year development of $52.8 million on the reserves subject to the LPT Agreements in the year ended December 31, 2022, resulting in corresponding additional amounts ceded under the LPT Agreements, and requiring retroactive reinsurance accounting. Retroactive reinsurance benefits of $32.7 million were recorded in losses and loss adjustment expenses for the year ended December 31, 2022, resulting in a net impact of $20.1 million within our net losses and loss adjustment expenses. Higher interest rates in the current year boosted yields on fixed income investments and increased investment income, but also resulted in higher interest expense on our variable rate senior and trust preferred debt. Interest expense for the year ended December 31, 2022 also includes $3.7 million of crediting fees on the Funds Withheld Account balance under the Casualty Re LPT. The unfavorable swing in net realized and unrealized gains and losses on investments (see Investing Results below) also had a negative impact on the comparative net results for the two years as market values of equity securities and bank loan participations have declined in the current year due to the effect of macroeconomic events on financial markets. Net income available to common shareholders for the year ended December 31, 2022 reflects the $8.8 million of current year dividends on the Series A Preferred Shares.
Adjusted net operating income (loss) improved from a $184.2 million loss in the year ended December 31, 2021 to income of $69.5 million in the year ended December 31, 2022. Tangible equity decreased by 1.2% in 2022 as net income of $31.0 million and proceeds from the Series A Preferred Share issuance of $144.9 million were offset by $193.0 million of unrealized losses on our fixed maturity investments in other comprehensive loss (see Investing Results below). Tangible equity per share decreased by 14.4% for the year reflecting the small decrease in tangible equity over a larger share count including an assumed conversion of the Series A Preferred Shares. Our adjusted net operating return on tangible equity of 13.5% for the year ended December 31, 2022 compares favorably to the prior year loss and reflects the turnaround in underwriting results and higher investment income.
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
The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$921,164	$833,657	10.5%
Specialty Admitted Insurance	490,208	491,561	(0.3)%
Casualty Reinsurance	85,208	182,081	(53.2)%
	$1,496,580	$1,507,299	(0.7)%
Net written premiums:
Excess and Surplus Lines	$589,056	$501,250	17.5%
Specialty Admitted Insurance	76,390	83,935	(9.0)%
Casualty Reinsurance	83,033	159,195	(47.8)%
	$748,479	$744,380	0.6%
Net earned premiums:
Excess and Surplus Lines	$555,597	$486,000	14.3%
Specialty Admitted Insurance	74,137	75,371	(1.6)%
Casualty Reinsurance	136,427	134,223	1.6%
	$766,161	$695,594	10.1%
Gross written premiums for the Excess and Surplus Lines segment (which represents 61.5% of our consolidated gross written premiums in 2022) increased 10.5% from the prior year. Total policy submissions for Core E&S lines (excluding commercial auto) declined 4.9% in 2022, but renewal submissions increased 12.2% and our ratio of bound policies to quoted policies improved generating 1.5% more bound policies in the year ended December 31, 2022. Renewal rates for the Excess and Surplus Lines segment were up 9.9% compared to 2021 and the total number of policies in force grew by 4.2% in 2022. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2022	2021	% Change

Excess Casualty	$310,383	$285,082	8.9%
General Casualty	173,574	140,608	23.4%
Manufacturers & Contractors	156,645	139,720	12.1%
Excess Property	52,104	47,241	10.3%
Small Business	36,930	32,593	13.3%
Sports & Entertainment	13,934	9,442	47.6%
All other Core E&S divisions	139,620	144,341	(3.3)%
Total Core E&S divisions	883,190	799,027	10.5%
Commercial Auto	$37,974	$34,630	9.7%
Excess and Surplus Lines gross written premium	$921,164	$833,657	10.5%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 32.8% of our 2022 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Fronting and program premium	$437,221	$434,165	0.7%
Individual risk workers’ compensation premium	52,987	57,396	(7.7)%
Specialty Admitted gross written premium	$490,208	$491,561	(0.3)%
Our fronting written premium increased slightly from the prior year driven by new fronting relationships in the current year and the continued expansion of existing fronting relationships (together representing an increase of $50.8 million for the year ended December 31, 2022), and partially offset by the loss of one relationship from merger and acquisition activity at a general agent and a decline of $13.2 million or 10.6% in written premium for our largest workers' compensation program due to a very competitive workers' compensation market in California. Our two largest fronting relationships represented $231.8 million or 47.3% of segment gross written premium in 2022 compared to $213.6 million or 43.5% in 2021. Individual risk workers' compensation premium declined in 2022 due to the soft market conditions currently present for workers' compensation.
Gross written premiums for the Casualty Reinsurance segment (which represents 5.7% of our consolidated gross written premiums in 2022) decreased 53.2% in 2022 reflecting our current strategic focus on downsizing the Casualty Reinsurance third party book, which resulted in the nonrenewal of several treaties in the current year and lower participations on certain renewing treaties. The Casualty Reinsurance segment generally writes large casualty-focused treaties that are expected to have lower volatility relative to property and catastrophe treaties. We rarely write stand-alone property reinsurance. When treaties that include property exposure are written, we utilize property occurrence caps, inuring reinsurance protection and low individual risk limits to minimize exposure.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2022	2021
Excess and Surplus Lines	63.9%	60.1%
Specialty Admitted Insurance	15.6%	17.1%
Casualty Reinsurance	97.4%	87.4%
Total	50.0%	49.4%
The net premium retention for the Excess and Surplus Lines segment increased in 2022 largely driven by the segment's Excess Casualty division, which comprises approximately one-third of the segment's gross written premiums in the years ended December 31, 2022 and 2021. The Excess Casualty division cedes a high percentage of written premiums under a reinsurance treaty and changes in growth rates for this division can impact comparable premium retention ratios for the segment. In the third quarter of 2022, we increased our retention on the reinsurance treaty applicable to the Excess Casualty division. Net retention for the Excess Casualty division was 20.3% in 2022 compared to 14.1% in 2021. In addition, net retention for the segment in 2021 was impacted by $8.1 million of reinstatement premium in the prior year third quarter which reduced net written premium and the net retention for that year.
The net premium retention for the Specialty Admitted Insurance segment decreased in 2022 primarily due to a lower retention in the fronting business reflecting the mix of business and changes in reinsurance coverage as treaties renew. The net retention on the segment’s fronting business was 13.9% and 15.7% in the years ended December 31, 2022 and 2021, respectively. The net retention on the workers’ compensation business was 29.8% and 27.3% for the years ended December 31, 2022 and 2021, respectively. The renewal of the workers' compensation quota share treaty on January 1, 2022 resulted in a higher retention for this business.
The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and higher net retention in the current year reflects adjustments to prior year assumed and ceded written premiums on the treaty.

Segment Results
The following table presents our combined ratios by segment:

	Year Ended December 31,
	2022	2021
Excess and Surplus Lines	85.1%	125.0%
Specialty Admitted Insurance	94.3%	87.2%
Casualty Reinsurance	104.7%	187.6%
Total	93.5%	136.9%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Gross written premiums	$921,164	$833,657	10.5%
Net written premiums	$589,056	$501,250	17.5%
Net earned premiums	$555,597	$486,000	14.3%
Losses and loss adjustment expenses	(366,352)	(516,299)	(29.0)%
Underwriting expenses	(106,194)	(91,179)	16.5%
Underwriting profit (loss)(1)	$83,051	$(121,478)	—
Ratios:
Loss ratio	65.9%	106.2%
Expense ratio	19.2%	18.8%
Combined ratio	85.1%	125.0%
Accident year loss ratio	66.0%	67.0%
Accident year loss ratio ex-cat (2)	65.1%	66.0%

(1)    Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the year ended December 31, 2022 and $5.0 million of net catastrophe losses related to Hurricane Ida in the year ended December 31, 2021.
The Excess and Surplus Lines segment produced an underwriting profit of $83.1 million and combined ratio of 85.1% for the year ended December 31, 2022 compared to an underwriting loss of $121.5 million and a combined ratio of 125.0% for the year ended December 31, 2021. The loss ratio of 65.9% for the year ended December 31, 2022 includes $210,000 of net favorable reserve development (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see Commercial Auto Loss Portfolio Transfer in Strategic Actions) in our loss estimates for prior accident years. The loss ratio of 106.2% for the year ended December 31, 2021 included $190.7 million of net adverse reserve development (39.2 percentage points) in our loss estimates for prior accident years, including $200.1 million of net adverse reserve development on our commercial auto business that was almost entirely related to the legacy Rasier business that has been in runoff since 2019. We had expected that reported losses on this terminated commercial auto account would decline as the account moved further into runoff, but the continued heavy reported loss emergence in 2021 indicated more inherent severity than anticipated. In response, we meaningfully adjusted our actuarial methodology, resulting in a significant strengthening of reserves for this account.
Current accident year losses in both 2022 and 2021 include $5.0 million of net catastrophe losses (Hurricane Ian in 2022 and Hurricane Ida in 2021) in our small Excess Property book within the Excess and Surplus Lines segment. The Excess and Surplus Lines segment has a surplus share reinsurance treaty in effect that was specifically designed to cover property risks. The surplus share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.
Written and earned premiums for our Excess and Surplus Lines segment grew due to attractive market conditions. Net earned premiums increased $69.6 million or 14.3% over the prior year, including growth in lines that have meaningful ceding commissions. The segment expense ratio increased slightly over the prior year primarily due to higher compensation related expenses.
Underwriting results in the prior year were also negatively impacted by $8.1 million of reinstatement premium, including $6.4 million triggered by one claim on a 2019 excess of loss treaty in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premium in the prior year quarter and year to date and increased the underwriting loss.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Gross written premiums	$490,208	$491,561	(0.3)%
Net written premiums	$76,390	$83,935	(9.0)%
Net earned premiums	$74,137	$75,371	(1.6)%
Losses and loss adjustment expenses	(58,548)	(55,875)	4.8%
Underwriting expenses	(11,355)	(9,829)	15.5%
Underwriting profit(1), (2)	$4,234	$9,667	(56.2)%
Ratios:
Loss ratio	79.0%	74.1%
Expense ratio	15.3%	13.1%
Combined ratio	94.3%	87.2%
Accident year loss ratio	84.6%	77.5%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting profit includes fee income of $23.6 million and $22.7 million for the years ended December 31, 2022 and 2021, respectively.
The Specialty Admitted Insurance segment generated underwriting profits of $4.2 million and $9.7 million (combined ratios of 94.3% and 87.2%) for the years ended December 31, 2022 and 2021, respectively. The loss ratios of 79.0% and 74.1% for the years ended December 31, 2022 and 2021 include $4.2 million and $2.5 million (5.6 and 3.3 percentage points, respectively) of net favorable development on prior accident years. The favorable development in both 2022 and 2021 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected. The higher current accident year loss ratio in 2022 (84.6% compared to 77.5% in the prior year) reflects current actuarial indications and higher loss trends in the business.
The expense ratio of the Specialty Admitted Insurance segment was 15.3% for the year ended December 31, 2022 compared to the prior year ratio of 13.1%, reflecting slightly lower net earned premiums, higher compensation related expenses, and the net impact of commission, tax and assessment accrual adjustments. The segment also benefited from growth in our fronting business which led to a 4.3% increase in fee income.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Year Ended December 31,
	2022	2021	% Change
	($ in thousands)
Gross written premiums	$85,208	$182,081	(53.2)%
Net written premiums	$83,033	$159,195	(47.8)%
Net earned premiums	$136,427	$134,223	1.6%
Losses and loss adjustment expenses	(99,823)	(220,178)	(54.7)%
Underwriting expenses	(42,987)	(31,571)	36.2%
Underwriting loss(1)	$(6,383)	$(117,526)	(94.6)%
Ratios:
Loss ratio	73.2%	164.0%
Expense ratio	31.5%	23.6%
Combined ratio	104.7%	187.6%
Accident year loss ratio	63.3%	61.5%
(1)    Underwriting Loss is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Casualty Reinsurance segment produced underwriting losses of $6.4 million and $117.5 million (combined ratios of 104.7% and 187.6%) for the years ended December 31, 2022 and 2021, respectively. The loss ratio of 73.2% for the year ended December 31, 2022 includes net adverse reserve development of $13.4 million or 9.8 points (including $6.8 million of net adverse reserve development on prior accident years recognized in the three months ended March 31, 2022 associated with the Casualty Re LPT). The loss ratio of 164.0% for the year ended December 31, 2021 includes $137.6 million, or 102.5 percentage points, of net adverse development in our loss estimates for prior accident years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018.
The Casualty Reinsurance segment focuses on proportional reinsurance which requires larger ceding commissions resulting in a higher commission expense than in our other segments. The segment typically structures its reinsurance treaties with loss mitigation features including sliding scale ceding commissions. Net adverse reserve development on treaties with such features reduced our commissions by $11.8 million (8.8 percentage points) for the year ended December 31, 2021 compared to $249,000 for the year ended December 31, 2022.
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
Total operating expenses of the Corporate and Other segment were $31.3 million and $27.6 million for the years ended December 31, 2022 and 2021, respectively. The higher current year expenses as compared to the prior year were largely driven by higher compensation expenses due to the hiring of additional employees.
Investing Results
Net investment income was $71.1 million for the year ended December 31, 2022 compared to $56.9 million in the prior year. The Company's private investments generated income of $3.4 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively. Excluding private investments, our net investment income for the year ended December 31, 2022 increased 23.9% over the prior year principally due to higher yields on fixed maturities, bank loan participations, short-term investments, and cash and cash equivalents.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Fixed maturity securities	$48,647	$42,968
Bank loan participations	12,639	10,571
Equity securities	5,680	4,883
Other invested assets:
Renewable energy investments	4,408	(498)
Other private investments	(1,000)	2,698
	3,408	2,200
Cash, cash equivalents, restricted cash equivalents, and short-term investments	4,853	260
Gross investment income	75,227	60,882
Investment expense	(4,116)	(4,017)
Net investment income	$71,111	$56,865
The following table summarizes our investment returns:

	Year Ended December 31,
	2022	2021
Annualized gross investment yield on:
Average cash and invested assets	3.1%	2.4%
Average fixed maturity securities	3.1%	2.7%
Of our total cash and invested assets of $2,365.5 million at December 31, 2022 (excluding restricted cash equivalents), $173.2 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,783.4 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. The fair values of our fixed maturity securities were negatively impacted in 2022 by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities recognized in other comprehensive (loss) income resulted in a $193.0 million reduction in accumulated other comprehensive (loss) income in the year ended December 31, 2022.
Also included in our investments are $155.0 million of bank loan participations, $118.6 million of equity securities, $107.8 million of short-term investments, and $27.4 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At December 31, 2022 and 2021, the fair value of these securities was $155.0 million and $156.0 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various renewable energy LLCs generated investment income of $3.8 million and losses of $1.4 million for the years ended December 31, 2022 and 2021, respectively. The LLCs are managed by an entity for which two of our former directors serve as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. We received proceeds of $20.2 million, and could receive additional contingent payments in the future according to terms of the transaction. The remaining investments had a carrying value of $9.2 million at December 31, 2022. Investments in loans for renewable energy projects had investment income of $607,000 and $939,000 for the years ended December 31, 2022 and 2021, respectively. During 2022, the Company received principal repayments of $2.5 million on the notes receivable. These investments had a carrying value of $2.7 million at December 31, 2022. Two of our former directors are officers of the entities that issued the loans. The Company has invested in several limited partnerships that invest in concentrated portfolios of publicly traded small cap equities, loans of middle market private equity sponsored companies, equity tranches of collateralized loan obligations (CLOs), and tranches of distressed home loans. Investment losses from these partnerships were $1.3 million in 2022 compared to income of $2.4 million in 2021. Together, these limited partnerships had a carrying value of $11.1 million at December 31, 2022. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. The Company also holds $4.5 million of subordinated notes issued by a bank holding company. Interest income from the notes was $343,000 in each of the years ended December 31, 2022 and 2021. The Company’s Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company.
For the year ended December 31, 2022, the Company recognized net realized and unrealized investment losses of $28.3 million, including $275,000 of net realized investment gains on the sale of fixed maturity securities, $1.2 million of net realized investment losses on the sale of bank loans securities, $254,000 of net realized investment losses on the sale of equity securities, $15.9 million of losses for the change in fair value of bank loans, and $11.2 million of losses for the change in fair value of equity securities.
For the year ended December 31, 2021, the Company recognized net realized and unrealized investment gains of $15.6 million, including $4.9 million of net realized investment gains on the sale of fixed maturity securities, $833,000 of net realized investment losses on the sale of bank loans, $543,000 of net realized investment losses on the sale of equity securities, $6.7 million of gains for the change in fair value of bank loans, and $5.4 million of gains for the change in fair value of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2022 or 2021 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2022, our available-for-sale fixed maturity securities had net unrealized losses of $186.4 million representing 9.5% of the amortized cost of the portfolio. Additionally, at December 31, 2022, 99.8% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our invested assets and cash, excluding restricted cash, was 4.1 years at December 31, 2022.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2022			December 31, 2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$386,456	$330,852	18.6%	$323,773	$333,717	19.9%
Residential mortgage-backed	437,702	401,249	22.5%	246,586	246,631	14.7%
Corporate	734,976	670,212	37.6%	711,930	732,335	43.7%
Commercial mortgage and asset-backed	335,066	309,015	17.3%	301,247	304,488	18.2%
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	72,089	4.0%	60,329	60,390	3.5%
Total fixed maturity securities, available-for-sale	$1,969,783	$1,783,417	100.0%	$1,643,865	$1,677,561	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2022:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$393,779	22.1%
AA	735,336	41.2%
A	488,893	27.4%
BBB	162,742	9.1%
Below BBB and unrated	2,667	0.2%
Total	$1,783,417	100.0%
At December 31, 2022, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $670.2 million. A summary of these securities by industry segment is shown below as of December 31, 2022:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$141,721	21.1%
Consumer Discretionary	90,202	13.5%
Financial	222,777	33.2%
Health Care	50,771	7.6%
Consumer Staples	57,034	8.5%
Utilities	107,707	16.1%
Total	$670,212	100.0%
Corporate available-for-sale fixed maturity securities include public traded securities and privately placed bonds as shown below as of December 31, 2022:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$593,804	88.6%
Privately placed	76,408	11.4%
Total	$670,212	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$53,202	$52,229	2.9%
After one year through five years	493,890	468,007	26.2%
After five years through ten years	366,853	320,871	18.0%
After ten years	283,070	232,046	13.1%
	1,197,015	1,073,153	60.2%
Residential mortgage-backed	437,702	401,249	22.5%
Commercial mortgage and asset-backed	335,066	309,015	17.3%
Total	$1,969,783	$1,783,417	100.0%

Other Income and Expense
Other income and expense primarily consists of non-operating expenses of $6.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. Non-operating expenses include legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering, legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance, and employee severance costs.
Interest Expense
Interest expense was $17.6 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively. Interest expense for the year ended December 31, 2022 includes $3.7 million of crediting fees on the Funds Withheld Account balance under the Casualty Re LPT. The impact of rising interest rates on our variable rate senior and trust preferred debt also contributed to the higher current year interest expense. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $363,000 of amortization of intangibles in each of the years ended December 31, 2022 and 2021.
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
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2022 and 2021. No impairment was present for the years ended December 31, 2022 or 2021.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the year ended December 31, 2022, our effective tax rate was 37.3%. For the year ended December 31, 2021, we had an effective tax benefit that was 11.9% of our pre-tax loss for the year. Bermuda had losses in both years due to significant adverse development on U.S. commercial auto reserves ceded from the U.S. to Bermuda under the internal quota share reinsurance in 2021 and because of the unprofitable underwriting results at JRG Re and the non-deductible Bermuda holding company expenses in both 2021 and 2022. The Company does not receive a U.S. tax deduction for losses in Bermuda. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
The Company has a deferred tax asset of $23.3 million at December 31, 2022 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to rising market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at December 31, 2022.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a discussion of our results for the year ended December 31, 2021 as compared to year ended December 31, 2020, please refer to our 2021 Form 10-K filed with the SEC on March 1, 2022.

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
The following table summarizes our cash flows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$221,524	$(155,631)	$65,414
Investing activities	(328,154)	35,823	(175,991)
Financing activities	89,671	147,671	65,925
Change in cash and cash equivalents	(16,959)	27,863	(44,652)
Change in restricted cash equivalents (operating activities)	1,210	(757,915)	(339,244)
Change in cash, cash equivalents, and restricted cash equivalents	$(15,749)	$(730,052)	$(383,896)
Cash provided by operating activities excluding restricted cash equivalents of $221.5 million for the year ended December 31, 2022 was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. Cash used in operating activities excluding restricted cash equivalents of $155.6 million for the year ended December 31, 2021 primarily reflects the outflow of funds to effect the Commercial Auto LPT in the third quarter of that year. For the year ended December 31, 2020, cash provided by operations of $65.4 million was impacted by the run-off of Rasier. There were no associated premiums collected in 2020 for the Rasier policies terminated on December 31, 2019, but claim payments associated with the run-off continued in 2020.
In 2022 and 2020, cash used in investing activities of $328.2 million and $176.0 million reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $35.8 million for the year ended December 31, 2021 was primarily due to the investments sold and funds withdrawn from our investment portfolio to effect the Commercial Auto LPT in the third quarter of that year. Cash and cash equivalents (excluding restricted cash equivalents) comprised 7.3%, 8.2%, and 6.9% of total cash and invested assets at December 31, 2022, 2021, and 2020, respectively.
Cash provided by financing activities of $89.7 million for the year ended December 31, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the year ended December 31, 2022 includes $6.1 million of dividends paid on the Series A Preferred Shares. Cash provided by financing activities also includes dividends paid to common shareholders of $7.8 million in 2022, $43.2 million in 2021, and $37.1 million in 2020. On May 10, 2021, the Company closed on a public offering of its common shares. The Company received net proceeds (before expenses) of $192.1 million. The proceeds were used for general corporate purposes. In 2020, net draws on our senior credit facilities of $104.0 million were used to help support our growth.
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

The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Regulation—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2023 without regulatory approval is $53.7 million.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See Item 1- “Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” for additional information. Based on that calculation, the maximum amount of dividends available to us from JRG Re without regulatory approval in 2023 is calculated to be approximately $93.9 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. During 2022, cash dividends of $8.8 million were declared, of which $2.6 million was payable at December 31, 2022.
At December 31, 2022, our Bermuda holding company had $277,000 of cash and cash equivalent assets. Our U.S. holding company had $28.1 million of cash and invested assets at December 31, 2022, comprised of cash and cash equivalents of $15.5 million, short-term investments of $10.0 million and other invested assets of $2.6 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2022.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2022:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2022, the Company had $44.5 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at 3-month LIBOR plus a margin which at December 31, 2022 was 1.5% and is subject to change according to terms in the credit agreement. At December 31, 2022 and 2021, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2022.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement (LIBOR plus a margin of 1.5% at December 31, 2022) and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at December 31, 2022. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. At December 31, 2022, unsecured loans of $21.5 million and secured letters of credit totaling $22.9 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2022, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2022 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2022.
At December 31, 2022 and December 31, 2021, the Company's leverage ratio was 22.9% and 31.1%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. Having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the years ended December 31, 2022, 2021, and 2020 our net premium retention was 50.0%, 49.4% and 51.5%, respectively.

The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2022:

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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event at the 1 in 1000 year PML to exhaust our $60.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $60.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums payable and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2022:

Line of Business	Coverage
Casualty
Workers’ Compensation	Quota share coverage for 65.5% of the first $1.0 million.(1)(2) Excess of loss coverage for $29.0 million in excess of $1.0 million.(1)(2)
Auto Programs	Quota share coverage for 62.5-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 65% of limits up to $10.0 million per occurrence, and 75% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $16.9 million.
Catastrophe Coverage	Excess of Loss coverage for $59.0 million in excess of $1.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $8.7 million excess of $300,000 of our 20% share of the quota share each occurrence.

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
On February 23, 2022, JRG Re entered into the Casualty Re LPT with FRL to reinsure the majority of the segment risk, which closed on March 31, 2022. See “Strategic Actions – Loss Portfolio Transfers - Casualty Re Loss Portfolio Transfer” above for further information on this retrocession agreement.
We also had a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covered $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage was put into runoff effective July 1, 2022. As of December 31, 2022, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty had one reinstatement and expired on December 31, 2022.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2022, the allowance for credit losses on reinsurance recoverables was $612,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2022, we had reinsurance recoverables on unpaid losses of $1,520.1 million (net of a $612,000 allowance for credit losses) and reinsurance recoverables on paid losses of $114.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2022:

Reinsurer	Reinsurance Recoverable as of December 31, 2022	A.M. Best Rating December 31, 2022
	(in thousands)
Swiss Reinsurance America Corporation	$340,393	A+
Fortitude Re (Casualty Re LPT)	244,657	A
Aleka Insurance Company (Commercial Auto LPT)	132,049	Unrated(1)
Berkley Insurance Company	130,860	A+
Hannover Ruck SE	50,764	A+
Safety National Casualty	46,769	A++
Endurance Assurance Corporation	45,300	A+
American European Insurance Company	38,891	B(2)
Munich Reinsurance America	33,699	A+
Aioi Nissay Dowa Insurance Company	25,583	A+
Top 10 Total	1,088,965
Other	431,148
Total	$1,520,113
(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “Commercial Auto LPT”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $391.8 million at December 31, 2022.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2022, the balance in the Indemnity Trust was $267.0 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the

Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $336.2 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in our statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2022, the balance in the LPT Trust was $121.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $150.0 million. At December 31, 2022, the total reinsurance recoverables under the Commercial Auto LPT was $145.2 million (including $132.0 million of unpaid recoverables and $13.2 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2022, the balance in the Loss Fund Trust was $103.2 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Equity
The Company issued 97,171 common shares in the twelve months ended December 31, 2022 related to vesting of restricted share units (“RSUs”), increasing the total common shares outstanding from 37,373,066 at December 31, 2021 to 37,470,237 at December 31, 2022.
Share Based Compensation Expense
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $8.1 million, $6.7 million and $7.6 million, respectively, of share based compensation expense. As of December 31, 2022, the Company had $11.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	287,974	$35.26	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(126,798)	$22.26	(180,527)	$25.70
Forfeited	—	$—	(48,552)	$40.42	—	$—
End of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
Exercisable, end of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
All of the outstanding options vested over three years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	292,135	$45.89	399,856	$43.59	340,368	$41.50
Granted	560,680	$20.61	161,971	$47.82	272,608	$45.11
Vested	(147,530)	$45.16	(194,157)	$42.74	(165,344)	$41.49
Forfeited	(39,827)	$25.41	(75,535)	$45.98	(47,776)	$44.57
Unvested, end of year	665,458	$25.98	292,135	$45.89	399,856	$43.59
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
The following table illustrates our material cash requirements by due date as of December 31, 2022:

	Payments Due by Period
	Total	2023	2024-2025	2026-2027	Thereafter
	(in thousands)
Reserve for losses and loss adjustment expenses	$2,768,995	$908,204	$1,280,366	$380,623	$199,802
Long-term debt:
Senior debt	222,300	—	185,800	—	36,500
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	9,613	3,935	5,181	497	—
Interest on debt obligations	159,458	23,020	31,019	19,696	85,723
Total	$3,264,421	$935,159	$1,502,366	$400,816	$426,080
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2022 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the LIBOR rate as of December 31, 2022 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. At December 31, 2022, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
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

	Years Ended December 31,
	2022	2021	2020
Excess and Surplus Lines:
Loss Ratio	65.9%	106.2%	76.7%
Impact of retroactive reinsurance	2.8%	—%	—%
Loss Ratio including impact of retroactive reinsurance	68.7%	106.2%	76.7%

Combined Ratio	85.1%	125.0%	97.7%
Impact of retroactive reinsurance	2.8%	—%	—%
Combined Ratio including impact of retroactive reinsurance	87.9%	125.0%	97.7%

Casualty Reinsurance:
Loss Ratio	73.2%	164.0%	88.1%
Impact of retroactive reinsurance	3.2%	—%	—%
Loss Ratio including impact of retroactive reinsurance	76.4%	164.0%	88.1%

Combined Ratio	104.7%	187.6%	113.7%
Impact of retroactive reinsurance	3.2%	—%	—%
Combined Ratio including impact of retroactive reinsurance	107.9%	187.6%	113.7%

Consolidated:
Loss Ratio	68.5%	113.9%	78.9%
Impact of retroactive reinsurance	2.6%	—%	—%
Loss Ratio including impact of retroactive reinsurance	71.1%	113.9%	78.9%

Combined Ratio	93.5%	136.9%	105.6%
Impact of retroactive reinsurance	2.6%	—%	—%
Combined Ratio including impact of retroactive reinsurance	96.1%	136.9%	105.6%

Reconciliation of Non-GAAP Measures
See “Key Metrics” above for description of why management believes the following Non-GAAP measures provide useful information about our financial condition and results of operation.
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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$83,051	$(121,478)	$9,752
Specialty Admitted Insurance	4,234	9,667	4,185
Casualty Reinsurance	(6,383)	(117,526)	(18,364)
Total underwriting profit (loss) of the operating segments	80,902	(229,337)	(4,427)
Other operating expenses of the Corporate and Other segment	(31,260)	(27,609)	(29,418)
Underwriting profit (loss)(1)	49,642	(256,946)	(33,845)
Losses and loss adjustment expenses - retroactive reinsurance	(20,091)	—	—
Net investment income	71,111	56,865	73,368
Net realized and unrealized gains (losses) on investments	(28,318)	15,564	(16,030)
Other income	981	353	1,153
Other expenses	(5,997)	(2,585)	(2,138)
Interest expense	(17,578)	(8,922)	(10,033)
Amortization of intangible assets	(363)	(363)	(538)
Income (loss) before income taxes	$49,387	$(196,034)	$11,937
(1)    Underwriting profit (loss) includes gross fee income of $23.6 million, $22.7 million, and $20.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Reconciliation of Adjusted Net Operating Income (Loss)
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

Our income (loss) available to common shareholders for the years ended December 31, 2022, 2021 and 2020 reconciles to our adjusted net operating income (loss) as follows:

	Year Ended December 31,
	2022		2021		2020
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	(in thousands)
Income (loss) available to common shareholders	$40,637	$22,223	$(196,034)	$(172,799)	$11,937	$4,824
Losses and loss adjustment expenses - retroactive reinsurance	20,091	16,786	—	—	—	—
Net realized and unrealized investment losses (gains)	28,318	25,014	(15,564)	(13,292)	16,030	14,840
Other expenses	5,519	5,519	2,214	1,846	1,967	1,554
Adjusted net operating income (loss)	$94,565	$69,542	$(209,384)	$(184,245)	$29,934	$21,218
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
The following table reconciles shareholders’ equity to tangible equity as of December 31, 2022, 2021 and 2020:

	As of December 31,
	2022		2021		2020
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$553,766	$14.78	$725,362	$19.41	$795,608	$25.96
Series A redeemable preferred shares	144,898		—		—
Deferred reinsurance gain	20,091		—		—
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	35,676		36,039		36,402
Tangible equity	$501,248	$11.63	$507,492	$13.58	$577,375	$18.84

Common shares outstanding	37,470,237		37,373,066		30,649,261
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		—		—
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,110,395		37,373,066		30,649,261

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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. Total invested assets and cash, excluding restricted cash, has an average duration of approximately 4.1 years at December 31, 2022, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 2 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of taxes.
In 2022, the fair values of our fixed maturity securities were negatively impacted by higher interest rates. For the year ended December 31, 2022, unrealized losses on fixed maturities of $193.0 million were recognized in other comprehensive loss.
We work to manage the impact of interest rate fluctuations on our fixed maturity and preferred stock portfolio. The effective duration is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines that set targets for average duration and maturity.
Our investment manager employs a model to estimate the effect of interest rate risk on the fair values of our fixed maturity and preferred stock securities and our bank loan participations. Our bank loan participations are primarily floating-rate debt and have limited exposure to interest rate risk with the majority resetting monthly. Therefore, their fair values are less sensitive to changes in interest rates than our fixed maturity and preferred stock securities. The model estimates the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair values of borrowings are estimated based on the net present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2022. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2022
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,854,248	200 bp decrease	$2,029,589	9.5%
		100 bp decrease	1,941,894	4.7%
		100 bp increase	1,766,651	(4.7)%
		200 bp increase	1,679,104	(9.4)%
Bank loan participations	$154,991	200 bp decrease	$154,848	(0.1)%
		100 bp decrease	154,937	—%
		100 bp increase	155,008	—%
		200 bp increase	154,989	—%
Senior debt and junior subordinated debt	$353,212	200 bp decrease	$323,281	(8.5)%
		100 bp decrease	338,246	(4.2)%
		100 bp increase	368,177	4.2%
		200 bp increase	383,142	8.5%
Equity Price Risk
A portion of our equity securities portfolio is invested in common stocks, which have historically produced higher long-term returns relative to fixed maturities. The changes in the estimated fair value of the common stocks in our equity securities portfolio are recognized in net income.
At December 31, 2022, our common stock investments were concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes the equity price risk related to common stock and shows the effect of a hypothetical 35% increase or decrease in the fair value of the common stocks in our equity securities portfolio as of December 31, 2022. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 31.0% in 1997 and (38.5%) in 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2022
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities - common stock	$47,796	35% increase	$64,525
		35% decrease	31,067
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2022. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 may be incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 11 may be incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 may be incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 may be incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 may be incorporated by reference to the definitive James River Group Holdings, Ltd. Proxy Statement, or alternatively, disclosed in an amendment to this Annual Report on Form 10-K, in either case to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

3.6	Fourth Amended and Restated Bye-Laws of James River Group Holdings, Ltd.
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
10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2022, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto

10.4
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.5
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.6
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.7
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.8
Second Amendment to Credit Agreement dated as of February 18, 2022 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.9
Third Amendment to Credit Agreement dated as of January 27, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender

10.10
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

Exhibit Number	Description
10.11
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.12
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.13
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.14
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.17
Second Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022, Commission File No. 001-36777)*

10.18
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.21	Form of Performance Restricted Share Unit Agreement
10.22	Form of Service-Based Restricted Share Unit Agreement
10.23	James River Group Holdings, Ltd. Short-Term Incentive Plan
10.24
James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.25	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)*
10.26
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

10.28
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.29
Employment Agreement, dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.30
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.31
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

Exhibit Number	Description
10.32
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.33
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.34
Employment Agreement, dated September 17, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty, as supplemented by a letter agreement dated October 12, 2018 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.35
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.36
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.37
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.38
Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Ltd. dated March 1, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.39
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.40
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.41
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.42
Loss Portfolio Transfer Retrocession Agreement entered into on February 23, 2022 by and between JRG Reinsurance Company Ltd. and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

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

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	February 28, 2023
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D’Orazio	Chief Executive Officer and Director	February 28, 2023
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	February 28, 2023
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	February 28, 2023
Michael E. Crow

/s/ J. Adam Abram	Director, Non-Executive Chairman of the Board	February 28, 2023
J. Adam Abram

/s/ Matthew B. Botein	Director	February 28, 2023
Matthew B. Botein

/s/ Thomas L. Brown	Director	February 28, 2023
Thomas L. Brown

/s/ Kirstin M. Gould	Director	February 28, 2023
Kirstin M. Gould

/s/ Peter B. Migliorato	Director	February 28, 2023
Peter B. Migliorato

/s/ Michael T. Oakes	Director	February 28, 2023
Michael T. Oakes

/s/ Patricia H. Roberts	Director	February 28, 2023
Patricia H. Roberts

/s/ Ollie L. Sherman, Jr.	Director	February 28, 2023
Ollie L. Sherman, Jr.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Valuation of reserves for losses and loss adjustment expenses
Description of the Matter
At December 31, 2022, the Company’s reserve for losses and loss adjustment expenses balance was $2.8 billion. As described in Notes 1 and 7 of the consolidated financial statements, reserves for losses and loss adjustment expenses reflect the estimated ultimate cost of all incurred unpaid claims including estimates of claims incurred but not reported and loss adjustment expenses as of the balance sheet date. The estimate of ultimate losses and loss adjustment expenses relies on key judgments, including the weighting of five actuarial methods by line of business and accident year. Actuarial assumptions include initial expected loss ratios, and incurred and paid loss development factors.

The subjectivity and uncertainty of estimating the reserve for losses and loss adjustment expenses is caused by various factors including the uncertainty of future frequency and severity of claims, economic and social trends including inflation, changes in the business and exposure mix, as well as changes in operations. As such, performing audit procedures to evaluate the reserve for losses and loss adjustment expenses required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of the reserve for losses and loss adjustment expenses. This included testing controls that management has in place over the inputs, methods and assumptions used in estimating the reserve.

To test the reserve for losses and loss adjustment expenses, we evaluated the methods and assumptions used by the Company with the assistance of our actuarial specialists. We compared the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the reserve for losses and loss adjustment expenses. We evaluated management’s application of actuarial reserving methods and aforementioned factors, including actuarial assumptions and judgments impacting loss reserves. We independently projected reserves for selected lines of business using actual historical data and loss development patterns, as well as industry data and other benchmarks where applicable, and compared management’s recorded reserves to these independent estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina
February 28, 2023

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 28, 2023

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2022 – $1,969,783; 2021 – $1,643,865)	$1,783,417	$1,677,561
Equity securities, at fair value (cost: 2022 – $117,169; 2021 – $95,783)	118,627	108,410
Bank loan participations, at fair value	154,991	156,043
Short-term investments	107,812	136,563
Other invested assets	27,447	51,908
Total invested assets	2,192,294	2,130,485
Cash and cash equivalents	173,164	190,123
Restricted cash equivalents	103,215	102,005
Accrued investment income	14,418	11,037
Premiums receivable and agents’ balances, net	340,525	393,967
Reinsurance recoverable on unpaid losses, net	1,520,113	1,348,628
Reinsurance recoverable on paid losses	114,242	82,235
Prepaid reinsurance premiums	274,165	291,498
Deferred policy acquisition costs	59,603	68,526
Intangible assets, net	35,676	36,039
Goodwill	181,831	181,831
Deferred tax assets, net	48,844	26,430
Income taxes receivable	—	3,337
Other assets	78,985	82,409
Total assets	$5,137,075	$4,948,550

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,768,995	$2,748,473
Unearned premiums	676,016	727,552
Payables to reinsurers	123,502	135,617
Funds held	310,953	97,360
Deferred reinsurance gain	20,091	—
Senior debt	222,300	262,300
Junior subordinated debt	104,055	104,055
Accrued expenses	59,566	57,920
Income taxes payable	13,900	—
Other liabilities	139,033	89,911
Total liabilities	4,438,411	4,223,188
Commitments and contingent liabilities
Series A redeemable preferred shares – 2022 and 2021: $0.00125 par value; 20,000,000 shares authorized; 150,000 and no shares issued and outstanding	144,898	—
Shareholders’ equity:
Common Shares – $0.0002 par value; 200,000,000 shares authorized. 2022 and 2021: 37,470,237 and 37,373,066 shares issued and outstanding, respectively	7	7
Additional paid-in capital	868,858	862,040
Retained deficit	(152,055)	(166,663)
Accumulated other comprehensive (loss) income	(163,044)	29,978
Total shareholders’ equity	553,766	725,362
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,137,075	$4,948,550

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,496,580	$1,507,299	$1,257,000
Ceded written premiums	(748,101)	(762,919)	(609,226)
Net written premiums	748,479	744,380	647,774
Change in net unearned premiums	17,682	(48,786)	(40,968)
Net earned premiums	766,161	695,594	606,806
Net investment income	71,111	56,865	73,368
Net realized and unrealized (losses) gains on investments	(28,318)	15,564	(16,030)
Other income	4,742	4,857	4,545
Total revenues	813,696	772,880	668,689
Expenses:
Losses and loss adjustment expenses	544,814	792,352	478,545
Other operating expenses	195,557	164,692	165,498
Other expenses	5,997	2,585	2,138
Interest expense	17,578	8,922	10,033
Amortization of intangible assets	363	363	538
Total expenses	764,309	968,914	656,752
Income (loss) before income taxes	49,387	(196,034)	11,937
Income tax expense (benefit):
Current	13,787	(2,835)	11,534
Deferred	4,627	(20,400)	(4,421)
	18,414	(23,235)	7,113
Net income (loss)	30,973	(172,799)	4,824
Dividends on Series A preferred shares	(8,750)	—	—
Net income (loss) available to common shareholders	$22,223	$(172,799)	$4,824

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(27,041) in 2022, $(7,135) in 2021, and $6,874 in 2020	(193,022)	(51,921)	50,785
Total comprehensive (loss) income	$(162,049)	$(224,720)	$55,609

Net income (loss) per common share:
Basic	$0.59	$(4.94)	$0.16
Diluted	$0.59	$(4.94)	$0.16
Dividend declared per common share	$0.20	$1.20	$1.20
Weighted-average common shares outstanding:
Basic	37,442,856	34,956,957	30,552,210
Diluted	37,650,969	34,956,957	30,884,416
See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2019	30,424,391	$6	$657,875	$89,586	$31,114	$778,581
Net income	—	—	—	4,824	—	4,824
Other comprehensive income	—	—	—	—	50,785	50,785
Exercise of stock options	113,346	—	1,327	—	—	1,327
Vesting of RSUs	111,524	—	(2,351)	—	—	(2,351)
Compensation expense under share incentive plans	—	—	7,625	—	—	7,625
Dividends on common shares	—	—	—	(37,091)	—	(37,091)
Cumulative effect of fair value option election (see Note 2)	—	—	—	(7,827)	—	(7,827)
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(265)	—	(265)
Balances at December 31, 2020	30,649,261	$6	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	(172,799)	—	(172,799)
Other comprehensive loss	—	—	—	—	(51,921)	(51,921)
Issuance of common shares	6,497,500	1	192,106	—	—	192,107
Exercise of stock options	93,446	—	1,671	—	—	1,671
Vesting of RSUs	132,859	—	(2,871)	—	—	(2,871)
Compensation expense under share incentive plans	—	—	6,658	—	—	6,658
Dividends on common shares	—	—	—	(43,091)	—	(43,091)
Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	30,973	—	30,973
Other comprehensive loss	—	—	—	—	(193,022)	(193,022)
Vesting of RSUs	97,171	—	(1,304)	—	—	(1,304)
Compensation expense under share incentive plans	—	—	8,122	—	—	8,122
Dividends on Series A preferred shares	—	—	—	(8,750)	—	(8,750)
Dividends on common shares	—	—	—	(7,615)	—	(7,615)
Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income (loss)	$30,973	$(172,799)	$4,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred policy acquisition costs	(79,648)	(75,236)	(76,525)
Amortization of policy acquisition costs	88,571	69,663	75,578
Net realized and unrealized losses (gains) on investments	28,318	(15,564)	16,030
Distributions from equity method investments	4,364	2,434	3,162
Income from equity method investments	(2,458)	(918)	(3,208)
Deferred U.S. federal income tax benefit	4,627	(20,400)	(4,421)
Provision for depreciation and amortization	1,048	4,715	5,019
Share based compensation expense	8,122	6,658	7,625
Excess tax benefits from equity incentive plan transactions	530	(208)	(679)
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	20,522	556,393	146,574
Unearned premiums	(51,536)	97,181	105,994
Premiums receivable and agents’ balances	53,442	(46,865)	(115)
Reinsurance balances	96,310	(601,632)	(213,264)
Funds held	(60,900)	(762,560)	(339,244)
Payable to insurance companies	(2,770)	2,286	(396)
Other	83,219	43,306	(784)
Net cash provided by (used in) operating activities (a)	222,734	(913,546)	(273,830)
Investing activities
Fixed maturity securities:
Purchases	(709,576)	(362,537)	(573,482)
Sales	206,872	135,913	37,674
Maturities and calls	174,725	296,170	240,322
Equity Securities:
Purchases	(38,801)	(21,845)	(16,713)
Sales	17,214	7,227	6,838
Bank loan participations:
Purchases	(89,450)	(126,369)	(77,965)
Sales	52,042	65,291	135,664
Maturities	22,417	59,799	32,653
Other invested assets:
Purchases	(150)	(12,394)	(1,937)
Return of capital	20,170	1,758	353
Repayments and redemptions	2,535	3,760	16,292
Securities receivable or payable, net	(6,684)	1,627	(1,777)
Short-term investments, net	28,751	(6,274)	26,636
Purchases of property and equipment	(8,219)	(6,303)	(549)
Net cash (used in) provided by investing activities	(328,154)	35,823	(175,991)
Financing activities
Senior debt issuances	—	—	164,000
Senior debt repayments	(40,000)	—	(60,000)
Issuance of Series A preferred shares (Note 11)	144,898	—	—
Issuances of common shares - public offering	—	192,107	—
Issuances of common shares under equity incentive plans	—	1,877	2,580
Common share repurchases	(1,304)	(3,077)	(3,604)
Dividends on Series A preferred shares	(6,125)	—	—
Dividends on common shares	(7,798)	(43,236)	(37,051)
Net cash provided by financing activities	89,671	147,671	65,925
Change in cash, cash equivalents, and restricted cash equivalents	(15,749)	(730,052)	(383,896)
Cash, cash equivalents, and restricted cash equivalents at beginning of year	292,128	1,022,180	1,406,076
Cash, cash equivalents, and restricted cash equivalents at end of year	$276,379	$292,128	$1,022,180

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Supplemental information
U.S. federal income taxes (refunded) paid, net	$(3,470)	$(3,932)	$17,236
Interest paid	$17,425	$9,927	$11,305

Restricted cash equivalents at beginning of year	$102,005	$859,920	$1,199,164
Restricted cash equivalents at end of year	103,215	102,005	859,920
Change in restricted cash equivalents	$1,210	$(757,915)	$(339,244)
(a) Cash provided by (used in) operating activities for the years ended December 31, 2022, 2021, and 2020 reflects the activity in restricted cash equivalents above. As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by (used in) operating activities was $221.5 million, $(155.6) million, and $65.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The cash used in operating activities (excluding restricted cash equivalents) in 2021 was largely driven by $317.6 million paid to effect a loss portfolio transfer reinsurance transaction.
See accompanying notes.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020

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
Years ended December 31, 2022, 2021, and 2020
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2022 or 2021.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2022 and 2021 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.
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
Years ended December 31, 2022, 2021, and 2020
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $9.4 million and $7.5 million at December 31, 2022 and 2021, respectively. The allowance for credit losses was $16.2 million and $16.7 million at December 31, 2022 and 2021, respectively. Credit loss expense was $1.1 million for the year ended December 31, 2022, $9.4 million for the year ended December 31, 2021 ($7.1 million of which was deducted from amounts due to our reinsurers), and $3.3 million for the year ended December 31, 2020. Receivables written off against the allowance for credit losses totaled $1.5 million for the year ended December 31, 2022, $1.1 million for the year ended December 31, 2021, and $660,000 for the year ended December 31, 2020. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Years ended December 31, 2022, 2021, and 2020
exposure to large losses, to limit exposure on new lines of insurance written by the Company, and to provide additional capacity for growth.
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2022 and 2021 was $612,000 and $631,000, respectively. Other amounts payable to insurance companies and reinsurers or receivable from insurance companies and reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.
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
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $3.8 million, $4.5 million, and $3.4 million is included in other income for the years ended December 31, 2022, 2021, and 2020, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax basis. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined that no valuation allowance was necessary at December 31, 2022 or 2021.
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
Years ended December 31, 2022, 2021, and 2020
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
Property and Equipment, Net
Property and equipment, which is included in “other assets” in the accompanying consolidated balance sheets, is reported at cost less accumulated depreciation and is depreciated principally on a straight-line basis over the estimated useful lives of the depreciable assets, generally three years to ten years.
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
The Company utilizes various actuarially-accepted reserving methodologies in determining the continuum of expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the Casualty Reinsurance segment, the fronting and program business in the Specialty Admitted Insurance segment, and the commercial auto business in the Excess and Surplus Lines segment. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. The Company believes that the insurance that it writes is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.
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
Years ended December 31, 2022, 2021, and 2020
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
Share Based Compensation
The Company expenses the fair value of share equity awards over the vesting period of the award on a straight-line basis. The Black-Scholes-Merton option pricing model is used to value the options granted (see Note 13). Forfeitures of share-based awards are recognized as they occur. As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of income (loss) and comprehensive (loss) income.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $9.2 million and $26.9 million as of December 31, 2022 and 2021, respectively, representing the Company’s maximum exposure to loss.
Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares as calculated using the treasury stock method. When inclusion of potential common shares increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these potential common shares.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Net income (loss)	$30,973	$(172,799)	$4,824
Less: Dividends on Series A preferred shares	(8,750)	—	—
Net income (loss) available to common shareholders	$22,223	$(172,799)	$4,824

Weighted average common shares outstanding:
Basic	37,442,856	34,956,957	30,552,210
Dilutive potential common shares	208,113	—	332,206
Diluted	37,650,969	34,956,957	30,884,416

Net income (loss) per common share:
Basic	$0.59	$(4.94)	$0.16
Dilutive potential common shares	—	—	—
Diluted	$0.59	$(4.94)	$0.16
For the years ended December 31, 2022 and 2021, potential common shares of 4,728,461 and 175,360, respectively, were excluded from the calculation of diluted earnings (loss) per common share as their effects were anti-dilutive. For the year ended December 31, 2020, all potential common shares were dilutive.
Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share, on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The new guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and generally requires them to include the effect of potential share settlement for instruments that may be settled in cash or shares. Adoption of the new standard did not materially impact our financial position, results of operations, or earnings per share for the year ended December 31, 2022.
Prospective Accounting Standards
There are no prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2022.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2022
Fixed maturity securities:
State and municipal	$386,456	$712	$(56,316)	$330,852
Residential mortgage-backed	437,702	801	(37,254)	401,249
Corporate	734,976	1,528	(66,292)	670,212
Commercial mortgage and asset-backed	335,066	76	(26,127)	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	8	(3,502)	72,089
Total fixed maturity securities, available-for-sale	$1,969,783	$3,125	$(189,491)	$1,783,417
December 31, 2021
Fixed maturity securities:
State and municipal	$323,773	$12,156	$(2,212)	$333,717
Residential mortgage-backed	246,586	2,384	(2,339)	246,631
Corporate	711,930	26,119	(5,714)	732,335
Commercial mortgage and asset-backed	301,247	4,941	(1,700)	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	60,329	653	(592)	60,390
Total fixed maturity securities, available-for-sale	$1,643,865	$46,253	$(12,557)	$1,677,561
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2022 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$53,202	$52,229
After one year through five years	493,890	468,007
After five years through ten years	366,853	320,871
After ten years	283,070	232,046
Residential mortgage-backed	437,702	401,249
Commercial mortgage and asset-backed	335,066	309,015
Total	$1,969,783	$1,783,417
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2022
Fixed maturity securities:
State and municipal	$241,586	$(34,840)	$72,805	$(21,476)	$314,391	$(56,316)
Residential mortgage-backed	225,870	(18,823)	98,594	(18,431)	324,464	(37,254)
Corporate	412,942	(33,417)	167,541	(32,875)	580,483	(66,292)
Commercial mortgage and asset-backed	184,985	(12,829)	114,955	(13,298)	299,940	(26,127)
U.S. Treasury securities and obligations guaranteed by the U.S. government	47,106	(1,699)	21,808	(1,803)	68,914	(3,502)
Total fixed maturity securities, available-for-sale	$1,112,489	$(101,608)	$475,703	$(87,883)	$1,588,192	$(189,491)
December 31, 2021
Fixed maturity securities:
State and municipal	$93,313	$(2,162)	$1,150	$(50)	$94,463	$(2,212)
Residential mortgage-backed	140,386	(2,337)	147	(2)	140,533	(2,339)
Corporate	179,078	(4,232)	18,635	(1,482)	197,713	(5,714)
Commercial mortgage and asset-backed	159,289	(1,695)	1,229	(5)	160,518	(1,700)
U.S. Treasury securities and obligations guaranteed by the U.S. government	24,378	(592)	—	—	24,378	(592)
Total fixed maturity securities, available-for-sale	$596,444	$(11,018)	$21,161	$(1,539)	$617,605	$(12,557)

At December 31, 2022, the Company held fixed maturity securities of 560 issuers that were in an unrealized loss position with a total fair value of $1,588.2 million and gross unrealized losses of $189.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2022, 99.8% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor's or another nationally recognized rating agency at December 31, 2022 had an aggregate fair value of $2.7 million and an aggregate net unrealized loss of $221,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2022, 2021, or 2020. Management does not intend to sell the securities in an unrealized loss position, and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
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
Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required. At December 31, 2022, the Company's bank loan portfolio had an aggregate unpaid principal balance of $175.7 million and an aggregate fair value of $155.0 million. Investment income on bank loan participations included in net investment income was $12.6 million, $10.6 million, $12.2 million during the years ended December 31, 2022, 2021, and 2020 respectively. Net realized and unrealized (losses) gains on investments includes losses of $15.9 million and gains of $6.7 million and $1.3 million related to changes in unrealized gains and losses on bank loan participations for the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022, management concluded that $1.5 million of the unrealized losses were due to credit-related impairments. Management concluded that none of the unrealized losses were due to credit-related impairments for the year ended December 31, 2021. For the year ended December 31, 2020, management concluded that $8.3 million of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2022 or 2021.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed maturity securities	$48,647	$42,968	$45,070
Bank loan participations	12,639	10,571	12,150
Equity securities	5,680	4,883	4,800
Other invested assets	3,408	2,200	9,181
Cash, cash equivalents, restricted cash equivalents, and short-term investments	4,853	260	6,619
Gross investment income	75,227	60,882	77,820
Investment expense	(4,116)	(4,017)	(4,452)
Net investment income	$71,111	$56,865	$73,368

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,698	$4,988	$1,098
Gross realized losses	(1,423)	(64)	(53)
	275	4,924	1,045
Equity securities:
Gross realized gains	1,253	284	—
Gross realized losses	(1,507)	(827)	(1,441)
Changes in fair values of equity securities	(11,168)	5,350	(215)
	(11,422)	4,807	(1,656)
Bank loan participations:
Gross realized gains	230	555	554
Gross realized losses	(1,403)	(1,388)	(17,286)
Changes in fair values of bank loan participations	(15,867)	6,661	1,318
	(17,040)	5,828	(15,414)
Short-term investments and other:
Gross realized gains	1	75	77
Gross realized losses	(133)	(150)	(2)
Changes in fair values of short-term investments and other	1	80	(80)
	(131)	5	(5)
Total	$(28,318)	$15,564	$(16,030)
The change in the Company’s available-for-sale fixed maturity gross unrealized net losses was $(220.1) million for the year ended December 31, 2022. The change in the Company's available-for-sale fixed maturity gross unrealized net (losses) gains was $(59.1) million and $57.7 million for the years ended December 31, 2021 and 2020, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$9,159	$24,211	$3,366	$(625)	$—
Corporate & Other	—	2,709	435	(812)	2,016
	9,159	26,920	3,801	(1,437)	2,016
Renewable energy notes receivable (b)
Excess and Surplus Lines	1,202	2,329	270	417	—
Corporate & Other	1,503	2,911	337	522	5,630
	2,705	5,240	607	939	5,630
Limited partnerships (c)
Excess and Surplus Lines	10,019	13,098	(805)	1,417	272
Corporate & Other	1,064	2,150	(538)	938	920
	11,083	15,248	(1,343)	2,355	1,192
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	343	200	—
Corporate & Other	—	—	—	143	343
	4,500	4,500	343	343	343
Total other invested assets
Excess and Surplus Lines	24,880	44,138	3,174	1,409	272
Corporate & Other	2,567	7,770	234	791	8,909
	$27,447	$51,908	$3,408	$2,200	$9,181
(a)    The Company’s Excess and Surplus Lines and Corporate and Other segments own equity interests ranging from 2.6% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The LLCs are managed by an entity for which two of our former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. We received $20.2 million, comprised of $17.2 million in the Excess and Surplus Lines segment and $3.0 million in the Corporate and Other segment, and could receive additional contingent payments in the future according to terms of the transaction. The Company received cash distributions from all renewable energy investments totaling $21.6 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.
(b)    The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At December 31, 2022, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%. During the year ended December 31, 2022, the Company received principal repayments of $1.1 million and $1.4 million on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively. During the year ended December 31, 2021, the Company received principal repayments of $1.7 million and $2.1 million on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the year ended December 31, 2022, the Company recognized an impairment loss of $538,000 on one limited partnership in the Corporate & Other segment. At December 31, 2022, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.3 million in these limited partnerships.
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
The Company maintains fixed maturity securities, short-term investments, accrued investment income, and cash and cash equivalents amounting to $515.7 million at December 31, 2022 in trust accounts or on deposit as collateral for outstanding letters of credit issued as security to third-party reinsureds on reinsurance assumed by JRG Re.
At December 31, 2022 and 2021, cash and investments with a fair value of $61.0 million and $54.9 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
3.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of period	$68,526	$62,953	$62,006
Policy acquisition costs deferred:
Commissions	55,542	51,466	51,306
Underwriting and other issue expenses	24,106	23,770	25,219
	79,648	75,236	76,525
Amortization of policy acquisition costs	(88,571)	(69,663)	(75,578)
Net change	(8,923)	5,573	947
Balance at end of period	$59,603	$68,526	$62,953
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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2022, 2021 and 2020 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2022 and 2021 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2022 and 2021. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. During the fourth quarters of 2022, 2021 and 2020, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no impairments recognized in 2022, 2021, or 2020.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2022		2021
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	7,099	11,611	6,736
Identifiable intangible assets subject to amortization		11,611	7,099	11,611	6,736
		$42,775	$7,099	$42,775	$6,736
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$363
2024	363
2025	363
2026	363
2027	363
Thereafter	2,696
Total	$4,511
The table below summarizes the changes in the net carrying values of intangible assets by segment for the year ended December 31, 2022:

	December 31, 2021			December 31, 2022
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	4,874	(363)	—	4,511
	29,474	(363)	—	29,111
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,065	—	—	4,065
	6,565	—	—	6,565
Total identifiable intangible assets	$36,039	$(363)	$—	$35,676

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The table below summarizes the changes in the net carrying values of intangible assets by segment for the year ended December 31, 2021:

	December 31, 2020			December 31, 2021
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	5,237	(363)	—	4,874
	29,837	(363)	—	29,474
Specialty Admitted Insurance
Trademarks	2,500	—	—	2,500
Insurance licenses and authorities	4,065	—	—	4,065
	6,565	—	—	6,565
Total identifiable intangible assets	$36,402	$(363)	$—	$36,039
Amortization of intangible assets was $366,000 for the Excess and Surplus Lines segment and $172,000 for the Specialty Admitted Insurance segment for the year ended December 31, 2020.
5.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2022	2021
	(in thousands)
Electronic data processing hardware and software	$3,586	$2,492
Furniture and equipment	2,221	2,221
Property and equipment, cost basis	5,807	4,713
Accumulated depreciation	(4,449)	(3,932)
Property and equipment, net	$1,358	$781
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
Total expected lease payments are based on the lease payments specified in the contract and the stated term, including any options to extend or terminate that the Company is reasonably certain to exercise. The Company elected the practical expedient to account for lease components and any associated non-lease components as a single lease component, and therefore allocates all of the expected lease payments to the lease component.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
At December 31, 2022, lease liabilities and right-of-use assets associated with the Company's operating leases were $9.1 million and $8.2 million, respectively ($12.8 million and $11.7 million at December 31, 2021, respectively). The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.1% and 3.1 years, respectively, as of December 31, 2022.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2022, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheets:

Years ending December 31,	(in thousands)
2023	$3,935
2024	2,625
2025	2,556
2026	407
2027	90
Thereafter	—
Total lease payments	9,613
Less imputed interest	(521)
Total operating lease liabilities	$9,092
Operating lease liabilities include $6.7 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $5.0 million, $5.1 million, and $5.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of income (loss) and comprehensive (loss) income.
7.    Reserve for Losses and Loss Adjustment Expenses
In establishing the reserve for losses and loss adjustment expenses, the Company’s internal actuaries estimate an initial expected ultimate loss ratio for each of our lines of business by accident year (or for the Casualty Reinsurance segment, on a contract by contract basis). Input from the Company’s underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by the Company’s internal actuaries in estimating the initial expected loss ratios. The Company’s internal actuaries generally utilize five actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These five methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our internal actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines segment, the internal actuaries perform a study on each of these parameters at least annually and make recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the five actuarial methods by accident year and line of business. Members of management’s Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Specialty Admitted Insurance segment, expected loss ratios, loss development factors, and loss cost trends are reviewed and updated at least annually. For the Casualty Reinsurance segment, periodic assessments are made on a contract by contract basis. Method weights are generally less rigid for the Casualty Reinsurance segment given the heterogeneous nature of the various contracts, and the potential for significant changes in mix of business within individual treaties.
Different reserving methods are appropriate in different situations, and the Company’s internal actuaries use their judgment and experience to determine the weighting of the methods to use for each accident year and each line of business and, for the Casualty Reinsurance segment, on a contract by contract basis. For example, the current accident year has very little

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
incurred and paid loss development data on which to base reserve projections. As a result, the Company relies heavily on the initial expected loss ratio in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions adjusted upward where warranted based on management's judgment in order to produce the best estimate. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since the Company expects to make an acceptable return on the new business written. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development data is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $612,000, $631,000, and $335,000 at December 31, 2022, 2021, and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,399,214	$1,386,061	$1,377,461
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	515,653	466,574	386,341
Prior years - retroactive reinsurance	20,091	—	—
Prior years - excluding retroactive reinsurance	9,070	325,778	92,204
Total incurred losses and loss and adjustment expenses	544,814	792,352	478,545
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	35,102	35,006	31,952
Prior years	357,366	487,741	437,993
Total loss and loss adjustment expense payments	392,468	522,747	469,945
Deduct: Deferred reinsurance gain - retroactive reinsurance	20,091	—	—
Deduct: Loss reserves ceded in loss portfolio transfers	299,493	256,452	—
Add: Changes in reinsurance recoverable of Casualty Re LPT unrelated to net reserve activity	16,294	—	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,248,270	1,399,214	1,386,061
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,520,725	1,349,259	806,019
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,768,995	$2,748,473	$2,192,080
The foregoing reconciliation shows that $9.1 million of adverse development was experienced in 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This adverse reserve development included $210,000 of favorable development in the Excess and Surplus Lines segment, $4.2 million of favorable development in the Specialty Admitted Insurance segment, and $13.4 million of adverse development in the Casualty Reinsurance segment, including $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Company also experienced $5.0 million of net catastrophe losses in the current accident year in 2022 related to Hurricane Ian.
The foregoing reconciliation shows that $325.8 million of adverse development was experienced in 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This adverse reserve development included $190.7 million of adverse development in the Excess and Surplus Lines segment including $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior accident years with Rasier LLC and its

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
affiliates (collectively, “Rasier”). The adverse development for commercial auto was partially offset by $9.4 million of favorable development in other Excess and Surplus Lines underwriting divisions. Favorable reserve development in the Specialty Admitted Insurance segment was $2.5 million as losses on our workers’ compensation business written prior to 2020 continued to develop more favorably than we had anticipated. The Casualty Reinsurance segment experienced $137.6 million of adverse development on prior accident years. Actual reported and paid losses in the Casualty Reinsurance segment significantly exceeded expectations in 2021, particularly in the fourth quarter of 2021, causing us to refine some of the assumptions used to determine our best estimate of ultimate losses for this segment. Specifically, we responded to this highly elevated loss emergence by making significant adjustments to our assumed tail factors, other development factors, initial expected loss ratios, and weights given to various actuarial methods. In particular, we gave significantly more weight to incurred loss development methods and Bornhuetter – Ferguson incurred loss development methods than had been done previously. These actuarial refinements resulted in material deterioration in ultimate loss selections for underwriting years 2014 through 2018. The adverse development was concentrated in a few large treaties for general liability and professional liability lines of business. Of the $137.6 million of adverse development recognized in 2021, $113.4 million was concentrated in these treaties. The Company also experienced $5.0 million of net catastrophe losses in the current accident year in 2021 related to Hurricane Ida.
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
Loss Portfolio Transfers
Loss portfolio transfers are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality on the subject risks when they no longer meet the Company's appetite or are no longer aligned with the Company's risk management guidelines.
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
Casualty Re Loss Portfolio Transfer
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT (the “Loss Portfolio Transfers”), and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under a loss portfolio transfer to exceed the consideration paid, the loss portfolio transfer moves into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, resulting in a corresponding additional amount ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. Similarly, due to adverse paid and reported loss trends on the business subject to the Casualty Re LPT, the Company ceded an additional $6.1 million of losses recoverable under the Casualty Re LPT for the year ended December 31, 2022, moving the Casualty Re LPT also into a gain position and, accordingly, the Company has applied retroactive reinsurance accounting to both loss portfolio transfers. Retroactive reinsurance benefits totaling $32.7 million ($31.0 million for the Commercial Auto LPT and $1.7 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the year ended December 31, 2022 using the recovery method. As of December 31, 2022, the cumulative amounts ceded under the Loss Portfolio Transfers was $732.9 million ($391.8 million under the Commercial Auto LPT and $341.1 million under the Casualty Re LPT). At December 31, 2021, $345.1 million was ceded under the Commercial Auto LPT. The total unrecognized deferred retroactive reinsurance gain of $20.1 million ($15.7 million related to the Commercial Auto LPT and $4.4 million related to the Casualty Re LPT) at December 31, 2022 under the Loss Portfolio Transfers is separately presented on the Company's Consolidated Balance Sheets. The Company has $58.9 million of aggregate limit remaining under the Casualty Re LPT at December 31, 2022.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2022 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs, and (3) the Casualty Reinsurance segment. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2021 and prior is presented as “unaudited” supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$96,729	$96,064	$85,433	$81,009	$82,830	$83,855	$82,732	$82,517	$83,594	$84,376
2014		114,942	104,092	90,267	82,232	84,074	88,904	90,191	90,944	91,391
2015			126,443	113,417	104,847	102,434	103,688	110,466	114,398	116,085
2016				138,507	125,093	126,050	126,971	125,097	132,235	135,491
2017					144,349	131,897	132,136	124,265	128,674	134,272
2018						167,004	158,458	146,633	150,687	151,563
2019							214,653	194,759	189,671	188,061
2020								239,897	211,732	207,210
2021									304,435	286,343
2022										340,436
Total										$1,735,228

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$3,867	$14,509	$30,382	$44,421	$59,641	$66,553	$71,035	$74,635	$76,295	$80,137
2014		3,412	16,969	28,212	43,891	58,774	71,549	76,523	79,980	85,433
2015			4,048	17,164	34,801	55,911	73,455	87,344	94,494	103,138
2016				5,180	22,852	46,045	70,105	90,166	102,072	116,059
2017					5,290	22,956	42,764	64,924	81,303	102,866
2018						6,000	26,160	50,679	76,494	105,538
2019							8,235	31,346	62,227	103,836
2020								8,642	34,561	73,106
2021									11,693	55,070
2022										12,713
Total										$837,896
All outstanding losses and loss adjustment expenses prior to 2013, net of reinsurance (53 claims outstanding)										$10,383
Total outstanding losses and loss adjustment expenses, net of reinsurance										$907,715

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Excess and Surplus Lines — Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,255	$1,300	$1,451	$1,351	$1,301	$1,277	$1,277	$1,277	$1,277	$1,277
2014		20,487	14,071	17,233	18,953	19,779	18,303	19,196	20,013	20,222
2015			30,109	33,113	35,149	36,139	36,636	37,839	38,046	37,915
2016				74,340	109,286	126,791	147,122	157,712	164,399	164,046
2017					207,355	208,743	272,421	319,472	355,713	366,636
2018						255,881	230,220	283,408	349,067	371,637
2019							262,306	240,773	339,771	365,279
2020								19,133	10,899	12,324
2021									21,154	16,565
2022										26,126
Total										$1,382,027

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$60	$1,182	$1,285	$1,291	$1,275	$1,275	$1,275	$1,275	$1,275	$1,275
2014		6,166	8,645	12,679	16,359	18,678	17,745	18,301	19,163	20,070
2015			8,356	15,234	24,282	31,592	34,819	35,983	36,710	37,462
2016				18,295	54,054	89,381	125,108	141,545	152,030	158,819
2017					41,467	107,377	192,961	252,169	309,860	344,235
2018						45,136	119,099	184,686	257,346	329,009
2019							44,225	107,182	192,982	285,725
2020								628	2,854	7,304
2021									2,810	4,313
2022										1,897
Total										$1,190,109
Total outstanding losses and loss adjustment expenses, net of reinsurance before Rasier LPT										$191,918
Reinsurance recoverable for Rasier LPT										$132,049
Total outstanding losses and loss adjustment expenses, net of reinsurance										$59,869

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Specialty Admitted — Individual Risk Workers’ Compensation

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$12,525	$13,668	$12,786	$11,578	$10,907	$10,909	$10,909	$10,598	$10,573	$10,438
2014		16,638	16,652	14,620	13,890	12,704	12,704	12,573	12,685	12,553
2015			20,938	21,274	19,741	18,376	17,626	16,492	16,468	16,409
2016				21,678	20,299	18,050	15,800	14,050	13,069	12,790
2017					24,869	22,071	19,779	18,810	16,606	15,487
2018						16,432	16,288	16,038	14,200	12,139
2019							20,253	21,056	20,631	18,129
2020								20,137	22,240	19,389
2021									14,519	14,713
2022										14,507
Total										$146,554

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$4,487	$8,723	$9,846	$10,246	$10,263	$10,309	$10,337	$10,335	$10,336	$10,337
2014		4,633	10,648	12,041	12,236	12,282	12,282	12,276	12,287	12,306
2015			6,604	13,285	15,118	15,889	15,901	16,068	16,069	16,071
2016				4,664	10,227	12,135	12,432	12,481	12,483	12,483
2017					6,546	12,782	14,285	15,195	15,210	15,236
2018						4,497	9,034	11,412	11,746	11,765
2019							5,473	13,776	16,254	16,909
2020								7,394	14,668	16,665
2021									5,874	10,780
2022										5,943
Total										$128,495
All outstanding losses and loss adjustment expenses prior to 2013, net of reinsurance (7 claims outstanding)										$809
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$3,564
Total outstanding losses and loss adjustment expenses, net of reinsurance										$22,432

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Specialty Admitted — Fronting and Programs

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$104	$80	$52	$52	$52	$52	$52	$52	$52	$52
2014		3,460	3,468	3,818	3,425	3,228	3,083	3,081	3,068	3,061
2015			7,136	9,632	9,358	8,974	8,384	8,444	8,436	8,279
2016				11,542	15,670	14,682	15,522	14,468	15,090	14,304
2017					21,229	24,271	25,201	24,728	25,097	24,893
2018						21,758	20,677	19,822	20,158	19,268
2019							18,832	19,020	19,991	18,956
2020								25,433	28,131	31,555
2021									39,999	44,857
2022										47,262
Total										$212,487

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$28	$52	$52	$52	$52	$52	$52	$52	$52	$52
2014		883	1,687	2,369	2,728	2,854	2,916	2,917	2,926	2,939
2015			2,058	4,666	6,165	6,919	7,329	7,654	7,728	7,824
2016				1,894	5,123	6,888	10,732	10,896	11,711	12,142
2017					1,223	6,682	13,065	15,854	18,219	20,655
2018						885	4,972	10,495	12,631	14,059
2019							4,358	5,125	9,958	13,007
2020								5,375	15,678	20,903
2021									8,347	18,106
2022										13,018
Total										$122,705
All outstanding losses and loss adjustment expenses, net of reinsurance										$89,782
Outstanding losses and loss adjustment expenses, assumed from involuntary pools										$967
Total outstanding losses and loss adjustment expenses, net of reinsurance										$90,749

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Casualty Reinsurance

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$133,230	$130,361	$131,352	$134,446	$137,801	$143,124	$146,760	$149,682	$153,622	$154,225
2014		118,881	115,927	114,636	116,981	121,200	126,160	130,822	139,208	139,341
2015			119,157	108,870	108,699	109,117	114,517	120,185	133,790	135,112
2016				112,759	105,533	103,544	108,222	114,979	132,058	133,990
2017					134,628	128,472	129,800	138,831	176,828	179,757
2018						121,529	119,098	125,715	163,957	165,417
2019							86,022	85,549	100,895	101,462
2020								80,374	81,800	82,626
2021									82,610	85,582
2022										108,751
Total										$1,286,263

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$59,756	$75,094	$93,902	$108,396	$119,256	$127,732	$134,644	$139,250	$142,824	$146,765
2014		41,421	58,601	76,302	89,899	101,366	110,374	117,971	125,444	131,196
2015			40,021	53,986	68,002	80,208	90,661	100,548	110,692	121,675
2016				36,268	50,905	65,409	78,145	90,356	104,115	117,831
2017					47,739	72,891	90,117	106,942	126,747	151,158
2018						30,903	50,274	69,123	90,054	118,445
2019							12,646	25,453	37,488	56,907
2020								5,589	15,270	26,690
2021									2,082	11,078
2022										1,787
Total										$883,532
All outstanding losses and loss adjustment expenses prior to 2013, net of reinsurance										$9,431
Total outstanding losses and loss adjustment expenses, net of reinsurance before Casualty Re LPT										$412,162
Reinsurance recoverable for Casualty Re LPT										244,657
Total outstanding losses and loss adjustment expenses, net of reinsurance										$167,505

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2022 is as follows (in thousands):

E&S – excluding commercial auto	$907,715
E&S – commercial auto	59,869
Specialty Admitted – individual risk workers’ compensation	22,432
Specialty Admitted – fronting and programs	90,749
Casualty Reinsurance	167,505
Net reserve for losses and loss adjustment expenses	1,248,270
Reinsurance recoverables on unpaid losses (gross of $612,000 allowance for credit losses on reinsurance recoverables)	1,520,725
Gross reserve for losses and loss adjustment expenses	$2,768,995
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2022.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	3.9%	13.2%	16.2%	17.9%	16.0%	11.8%	6.8%	5.2%	4.0%	4.6%
E&S – commercial auto	13.4%	24.7%	21.7%	17.3%	10.6%	2.8%	2.2%	2.1%	2.2%	0.0%
Specialty Admitted – individual risk workers’ compensation	28.5%	31.4%	15.1%	8.7%	6.4%	3.2%	2.0%	1.0%	1.1%	0.9%
Specialty Admitted – fronting and programs	18.8%	21.4%	21.8%	12.5%	8.3%	6.4%	3.6%	3.8%	1.4%	2.0%
Casualty Reinsurance	19.4%	11.6%	11.6%	11.3%	10.1%	8.6%	6.9%	5.5%	3.2%	2.6%
In determining the cumulative number of reported claims, the Company measures claim counts by individual claimant for individual risk workers’ compensation policies in the Specialty Admitted Insurance segment. In the Excess and Surplus Lines insurance segment and for fronting and programs in the Specialty Admitted Insurance segment, the Company measures claim counts by claim event. The claim counts include all claims reported, even if the Company does not establish a liability for the claim (i.e. reserve for losses and loss adjustment expenses).
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$84,376	$1,198	2,525
2014	91,391	1,446	2,255
2015	116,085	2,250	2,668
2016	135,491	3,187	3,167
2017	134,272	5,842	3,261
2018	151,563	16,626	4,561
2019	188,061	34,591	5,834
2020	207,210	74,904	5,071
2021	286,343	180,621	4,151
2022	340,436	301,739	2,694
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before Rasier LPT	IBNR net of Rasier LPT	Cumulative # of Reported Claims
	($ in thousands)
2013	$1,277	$1	$1	54
2014	20,222	152	3	7,764
2015	37,915	414	22	41,771
2016	164,046	1,305	165	89,117
2017	366,636	3,189	197	134,150
2018	371,637	3,473	301	97,339
2019	365,279	3,711	421	71,444
2020	12,324	234	234	622
2021	16,565	7,434	7,434	771
2022	26,126	22,093	22,093	427
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$10,438	$101	540
2014	12,553	156	851
2015	16,409	338	975
2016	12,790	307	836
2017	15,487	156	1,093
2018	12,139	313	1,238
2019	18,129	548	1,554
2020	19,389	1,203	1,378
2021	14,713	1,945	1,290
2022	14,507	2,709	997

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
 Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2013	$52	$—	22
2014	3,061	122	858
2015	8,279	101	1,363
2016	14,304	1,394	2,819
2017	24,893	2,684	6,798
2018	19,268	2,244	7,390
2019	18,956	2,756	8,117
2020	31,555	4,392	8,763
2021	44,857	15,991	10,049
2022	47,262	26,836	7,540
The table below provides information on IBNR liabilities for the Casualty Reinsurance segment:

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before Casualty Re LPT	IBNR Net of Casualty Re LPT
	($ in thousands)
2013	$154,225	$1,134	$480
2014	139,341	2,217	414
2015	135,112	5,467	996
2016	133,990	7,782	1,401
2017	179,757	18,491	2,613
2018	165,417	25,512	4,001
2019	101,462	31,177	4,572
2020	82,626	47,915	8,806
2021	85,582	62,416	26,045
2022	108,751	65,167	56,748
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
At December 31, 2022, the Company had reinsurance recoverables on unpaid losses of $1,520.1 million and reinsurance recoverables on paid losses of $114.2 million. All material reinsurance recoverables are from companies with A.M. Best

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Company ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or trust agreements, or represent recoverables from a state residual market for automobile insurance.
At December 31, 2022, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $340.4 million, $244.7 million, and $132.0 million, representing 47.2% of the total balance.
At December 31, 2022, prepaid reinsurance premiums ceded to the three reinsurers with the largest amount of prepaid reinsurance premiums totaled $66.1 million, $36.7 million, and $16.9 million, representing 43.7% of the total balance.
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Written premiums:
Direct	$1,408,524	$1,322,034	$1,103,994
Assumed	88,056	185,265	153,006
Ceded	(748,101)	(762,919)	(609,226)
Net	$748,479	$744,380	$647,774
Earned premiums:
Direct	$1,378,619	$1,255,875	$1,005,138
Assumed	169,494	154,243	145,867
Ceded	(781,952)	(714,524)	(544,199)
Net	$766,161	$695,594	$606,806
Losses and loss adjustment expenses:
Direct	$937,393	$1,117,673	$709,545
Assumed	126,287	232,240	125,096
Ceded	(518,866)	(557,561)	(356,096)
Net	$544,814	$792,352	$478,545
9.    Senior Debt
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2022:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2022, the Company had $44.5 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears at LIBOR plus a margin (1.50% at December 31, 2022), which is subject to change according to terms in the credit agreement. At December 31, 2022 and 2021, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver. In 2020, we borrowed an additional $52.5 million to support our growth and for general corporate purposes.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2022.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement (LIBOR plus a margin of 1.50% at December 31, 2022) and will mature 30 days after notice of termination from the lender. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2022, unsecured loans of $21.5 million and secured letters of credit totaling $22.9 million were outstanding under the facility. During 2020, we borrowed an additional $51.5 million in unsecured loans to support our growth and for general corporate purposes. The Company repaid $40.0 million of loans in 2022.
In order to secure borrowings and letters of credit made or issued under the secured portion of the 2017 Facility, JRG Re entered into a pledge and security agreement on August 2, 2017 with the lender, pursuant to which JRG Re will pledge certain investment securities. In the event the Company elects to pledge investment securities as collateral for the secured portion of the revolving credit facility, the Company will enter into a similar pledge and security agreement.
The lender under the 2017 Facility and its affiliate is a joint bookrunner and joint lead arranger under the Company’s 2013 Facility, and its affiliate was also an underwriter in the December 2014 initial public offering of the Company’s common shares and a joint lead book-running manager in the Company’s May 2021 public offering of the Company’s common shares.
The 2017 Facility contains certain financial and other covenants with which the Company was in compliance at December 31, 2022.
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
The terms of the Senior Debt contain certain covenants, with which the Company was in compliance at December 31, 2022, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
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
Years ended December 31, 2022, 2021, and 2020
are the sole liabilities of each Trust. The Company purchased all of the outstanding common stock of the Trusts, and the investment in the Trusts is included in “other assets” in the accompanying consolidated balance sheets.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2022 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2022.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. During 2022, cash dividends of $8.8 million were declared, of which $2.6 million was payable at December 31, 2022.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
specified levels, as well as certain adjustments in case of adverse reserve development. None of the triggers that would result in adjustments to the conversion price have been met at December 31, 2022.
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
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares have been classified as mezzanine equity in the Company's consolidated balance sheets and are recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in a carrying value of $144.9 million.
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners has designated Matthew Botein as the Series A Designee and, accordingly, the Board approved the appointment of Mr. Botein to serve as a Class I director with a term expiring at the 2024 annual meeting of the Company’s shareholders.
12.    Shareholders' Equity
The Company has 200,000,000 common shares authorized with $0.0002 par value per share. The following table presents a rollforward of changes in common shares issued and outstanding.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020

	Year Ended December 31,
	2022	2021

Issued and outstanding common shares, beginning of year	37,373,066	30,649,261
Issuance of common shares	—	6,497,500
Exercise of stock options	—	93,446
Vesting of RSU awards	97,171	132,859
Issued and outstanding common shares, end of year	37,470,237	37,373,066
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
The Company has 5,132,650 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable, and 5,640,158 common shares reserved for issuance upon conversion of the Series A Preferred Shares.
The Board of Directors declared the following cash dividends on common shares in 2022, 2021, and 2020:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	$1,908
July 26, 2022	$0.05	September 12, 2022	September 30, 2022	$1,908
October 25, 2022	$0.05	December 12, 2022	December 30, 2022	$1,908
Total	$0.20			$7,632
2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	$11,291
July 27, 2021	$0.30	September 13, 2021	September 30, 2021	$11,282
October 26, 2021	$0.30	December 13, 2021	December 31, 2021	$11,292
Total	$1.20			$43,210
2020
February 19, 2020	$0.30	March 16, 2020	March 31, 2020	$9,269
April 28, 2020	$0.30	June 15, 2020	June 30, 2020	$9,271
July 28, 2020	$0.30	September 14, 2020	September 30, 2020	$9,292
October 27, 2020	$0.30	December 14, 2020	December 31, 2020	$9,305
Total	$1.20			$37,137
Included in the dividends are $141,000, $404,000 and $449,000 of dividend equivalents on RSUs, of which $335,000, $518,000 and $663,000 were payable as of December 31, 2022, 2021, and 2020, respectively.
13.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the Amended and Restated 2009 Equity Incentive Plan (the “Legacy Plan”), the 2014 Long Term Incentive Plan (“2014 LTIP”), and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors. Under the Legacy Plan, employees received non-qualified stock options. There are no options outstanding under the Legacy Plan as of December 31, 2022 and no additional awards may be granted.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 25, 2022, increasing the number of shares available for issuance under the 2014 LTIP by 811,500 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at December 31, 2022, 1,629,298 shares are available for grant.
On July 26, 2022, the Board of Directors of the Company approved a new long-term incentive plan (the “LTI Plan”) under the 2014 LTIP. The LTI Plan is designed to align compensation of designated senior officers of the Company with Company performance and shareholder interests over the long-term. Awards under the LTI Plan will be made in the form of performance restricted share units (a “PRSU”) and service based restricted share units (RSUs), with initial awards intended to be made in February 2023.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at December 31, 2022, 82,586 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	287,974	$35.26	463,324	$32.25	643,851	$30.41
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(126,798)	$22.26	(180,527)	$25.70
Forfeited	—	$—	(48,552)	$40.42	—	$—
End of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
Exercisable, end of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $0, $1.3 million and $3.8 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2022, 2021 and 2020 was $0, $0 and $7.8 million, respectively. The aggregate intrinsic value of options exercisable at December 31, 2022, 2021 and 2020 was $0, $0 and $7.8 million, respectively. The fair value used for calculating intrinsic values was $20.91, $28.81 and $49.15 at December 31, 2022, 2021 and 2020, respectively.
The weighted-average remaining contractual life of the options outstanding and exercisable at December 31, 2022 is 0.4 years. There were no options granted in 2022, 2021, or 2020. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	292,135	$45.89	399,856	$43.59	340,368	$41.50
Granted	560,680	$20.61	161,971	$47.82	272,608	$45.11
Vested	(147,530)	$45.16	(194,157)	$42.74	(165,344)	$41.49
Forfeited	(39,827)	$25.41	(75,535)	$45.98	(47,776)	$44.57
Unvested, end of year	665,458	$25.98	292,135	$45.89	399,856	$43.59
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The total fair value of shares vested in 2022, 2021 and 2020 was $3.8 million, $9.1 million and $7.2 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Share based compensation expense	$8,122	$6,658	$7,625
U.S. tax benefit on share based compensation expense	$1,526	$1,206	$1,001
At December 31, 2022, the Company had $11.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.8 years.
14.    Income Taxes
Under current Bermuda law, James River Group Holdings, Ltd. and its Bermuda-based subsidiaries, JRG Re and Carolina Re, are not required to pay any Bermuda taxes on their income or capital gains. Those companies have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2035.
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. No distributions occurred in 2022, 2021 or 2020.
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
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2019.
During 2018, the IRS published factors that allowed the Company to adjust its current and deferred tax liabilities based on the provisions of the Tax Act. The Tax Act has specific transition provisions associated with reserve discounting. The initial impact of the proposed regulations in 2018 was an increase to our deferred tax asset for the additional discount as of December 31, 2017 of $8.8 million offset by an increase to our deferred tax liability of $8.8 million representing the 8 year transition provision required by the Tax Act. During 2018, $1.1 million of this transition provision was recognized in our current

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
provision and adjusted out of our deferred tax liability. The regulations were finalized in 2019, and the remaining reserve adjustment at December 31, 2019 based on these final regulations was $5.7 million to be recognized over the six years 2020 - 2025 at $950,000 per year.
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 21% have been used in 2022, 2021 and 2020 for Bermuda and the U.S., respectively. The U.S. income (loss) before Federal income taxes was $85.9 million, $(89.3) million, and $25.1 million for the years ending December 31, 2022, 2021, and 2020, respectively. The Tax Act base-erosion and anti-abuse tax (“BEAT”) provisions impose a minimum tax on applicable taxpayers that make certain payments to related foreign persons. BEAT subjects the modified taxable income of an applicable taxpayer to a specified tax rate (10% in 2022). Modified taxable income is generally calculated by adding back certain payments to related foreign persons to regular taxable income. For the Company, reinsurance premiums paid by the Company’s U.S. insurance subsidiaries to JRG Re, a Bermuda entity that is not a U.S. taxpayer, are added back to regular taxable income in applying the BEAT provisions. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Federal income tax expense (benefit) at applicable statutory rates	$18,041	$(18,750)	$5,272
Tax-exempt investment income	(225)	(278)	(260)
Dividends received deduction	(315)	(298)	(283)
Excess tax expense (benefits) on share based compensation	530	(208)	(679)
Provision to return and amended tax returns	124	(3,945)	—
Base Erosion and Anti-Abuse Tax	—	—	2,843
Other	259	233	17
Federal income tax expense (benefit)	$18,414	$(23,246)	$6,910
U.S. state income tax expense	—	11	203
Total income tax expense (benefit)	$18,414	$(23,235)	$7,113

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The significant components of net deferred tax assets at the corporate income tax rate of 21% for the years ended December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$3,539	$2,604
Reserve for losses and loss adjustment expenses	20,706	18,016
Unearned premiums	13,034	10,675
Share based compensation	1,842	1,541
Allowance for credit losses	2,549	2,516
Net unrealized losses	24,066	—
Net operating loss carryforward	—	15,221
Other	3,991	7,197
Total deferred tax assets	69,727	57,770
Deferred tax liabilities:
Intangible assets	7,281	7,289
Net unrealized gains	—	6,626
Deferred policy acquisition costs	6,896	4,494
Equity method investments	3,327	10,257
Other	3,379	2,674
Total deferred tax liabilities	20,883	31,340
Net deferred tax assets	$48,844	$26,430
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2022 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company is considered a mixed company for net operating loss carryforward rules. A 20-year carryforward without an annual income limitation is applicable for insurance companies. The carryforward period for non-insurance companies is unlimited but limited to 80% of the current year taxable income. If all taxable income were classified as insurance income, the net operating loss would expire in 2041.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2022 or 2021.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2022, 2021, and 2020, the Company paid $0, $338,000, and $468,000, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $842,000, $1.5 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
15.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization of policy acquisition costs	$88,571	$69,663	$75,578
Other underwriting expenses of the insurance segments	75,726	67,420	60,502
Other operating expenses of the Corporate and Other segment	31,260	27,609	29,418
Total	$195,557	$164,692	$165,498
Other expenses of $6.0 million, $2.6 million, and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering, legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance, and employee severance costs.
16.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2022, 2021, and 2020, the expense associated with the Savings Plans totaled $3.5 million, $3.4 million, and $3.5 million, respectively.
17.    Commitments and Contingent Liabilities
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs’ opposition was filed on November 14, 2022. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit, and we intend to vigorously defend this lawsuit.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Under a $30.0 million facility, $4.8 million of letters of credit were issued through December 31, 2022 which were secured by deposits of $5.6 million. Under the 2013 Facility, $44.5 million of letters of credit were issued through December 31, 2022 which were secured by deposits of $52.9 million. Under the 2017 Facility, $22.9 million of letters of credit were issued through December 31, 2022 which were secured by deposits of $33.1 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $427.2 million at December 31, 2022.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the year ended December 31, 2022, due to adverse paid loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $391.8 million at December 31, 2022.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2022, the balance in the Indemnity Trust was $267.0 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $336.2 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2022, the balance in the LPT Trust was $121.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $150.0 million. At December 31, 2022, the total reinsurance recoverables under the Commercial Auto LPT was $145.2 million (including $132.0 million of unpaid recoverables and $13.2 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2022, the balance in the Loss Fund Trust was $103.2 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the Commercial Auto LPT brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the Commercial Auto LPT if the

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in our collateral balances. In addition, the Company has credit exposure if its estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the Commercial Auto LPT, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of credit exposure in any of these instances could be material. To mitigate these risks, the Company closely and frequently monitors exposure compared to collateral held, and requests additional collateral in accordance with the terms of the Commercial Auto LPT and Indemnity Agreements when its analysis indicates that the Company has uncollateralized exposure.
18.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(219,788)	$(54,132)	$58,704
U.S. income taxes	26,780	6,189	(6,967)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(193,008)	(47,943)	51,737
Less reclassification adjustment:
Net realized investment gains	275	4,924	1,045
U.S. income taxes	(261)	(946)	(93)
Reclassification adjustment for investment gains realized in net income	14	3,978	952
Other comprehensive (loss) income	$(193,022)	$(51,921)	$50,785
In addition to the net realized investment gains of $275,000, $4.9 million, and $1.0 million on available-for-sale fixed maturity securities for the years ended December 31, 2022, 2021, and 2020, the Company recognized net realized and unrealized investment (losses) gains in the respective years of $(17.0) million, $5.8 million, and $(15.4) million on its investments in bank loan participations and $(11.4) million, $4.8 million, and $(1.7) million on its investments in equity securities.
19.    Segment Information
The Company has four reportable segments, three of which are separately managed business units and the fourth (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted fronting and program business and workers’ compensation insurance coverage. The Casualty Reinsurance segment offers commercial liability and non-catastrophe property reinsurance to U.S. insurance companies and to the Company’s U.S.-based insurance subsidiaries. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive (loss) income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 7 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of the Excess and Surplus Lines segment and Specialty Admitted Insurance segment is included in the respective segment’s underwriting profit (loss). Gross fee income of $3.8 million and $4.5 million from the Specialty Admitted Insurance segment for the years ended December 31, 2022 and 2021, respectively, and $3.4 million ($1.6 million from the Excess and Surplus Lines segment and $1.8 million from the Specialty Admitted Insurance segment) for the year ended December 31, 2020, was included in other income and in underwriting profit (loss). Segment results are reported prior to the effects of the intercompany reinsurance agreements between the Company’s insurance and reinsurance subsidiaries. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2022
Gross written premiums	$921,164	$490,208	$85,208	$—	$1,496,580
Net earned premiums	555,597	74,137	136,427	—	766,161
Segment revenues	570,087	81,593	161,554	462	813,696
Net investment income	28,664	5,068	37,334	45	71,111
Interest expense	—	—	3,706	13,872	17,578
Underwriting profit (loss) of operating segments	83,051	4,234	(6,383)	—	80,902
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,627,956	1,277,988	1,137,778	93,353	5,137,075

As of and for the Year Ended December 31, 2021
Gross written premiums	$833,657	$491,561	$182,081	$—	$1,507,299
Net earned premiums	486,000	75,371	134,223	—	695,594
Segment revenues	508,829	83,855	179,354	842	772,880
Net investment income	13,811	3,044	39,445	565	56,865
Interest expense	—	—	—	8,922	8,922
Underwriting (loss) profit of operating segments	(121,478)	9,667	(117,526)	—	(229,337)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	1,997,192	1,062,125	1,857,462	31,771	4,948,550

As of and for the Year Ended December 31, 2020
Gross written premiums	$699,143	$408,691	$149,166	$—	$1,257,000
Net earned premiums	415,168	57,505	134,133	—	606,806
Segment revenues	429,918	62,790	166,837	9,144	668,689
Net investment income	18,664	3,392	42,554	8,758	73,368
Interest expense	—	—	—	10,033	10,033
Underwriting profit (loss) of operating segments	9,752	4,185	(18,364)	—	(4,427)
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,208,344	907,604	1,899,328	47,796	5,063,072

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The following table reconciles the underwriting profit (loss) of operating segments by individual segment to consolidated income (loss) before income taxes:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$83,051	$(121,478)	$9,752
Specialty Admitted Insurance	4,234	9,667	4,185
Casualty Reinsurance	(6,383)	(117,526)	(18,364)
Total underwriting profit (loss) of operating segments	80,902	(229,337)	(4,427)
Other operating expenses of the Corporate and Other segment	(31,260)	(27,609)	(29,418)
Underwriting profit (loss)	49,642	(256,946)	(33,845)
Losses and loss adjustment expenses - retroactive reinsurance	(20,091)	—	—
Net investment income	71,111	56,865	73,368
Net realized and unrealized (losses) gains on investments	(28,318)	15,564	(16,030)
Other income	981	353	1,153
Other expenses	(5,997)	(2,585)	(2,138)
Interest expense	(17,578)	(8,922)	(10,033)
Amortization of intangible assets	(363)	(363)	(538)
Income (loss) before income taxes	$49,387	$(196,034)	$11,937
The Company currently has 15 underwriting divisions, including 13 in the Excess and Surplus Lines segment, one in the Specialty Admitted Insurance segment, and one in the Casualty Reinsurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Excess Casualty	$310,383	$285,082	$213,037
General Casualty	173,574	140,608	125,433
Manufacturers and Contractors	156,645	139,720	122,880
Excess Property	52,104	47,241	37,332
Energy	42,290	46,216	51,109
Commercial Auto	37,974	34,630	30,029
Small Business	36,930	32,593	24,790
Allied Health	34,156	35,192	26,918
Life Sciences	32,277	35,935	35,163
Environmental	20,676	17,050	17,753
Sports and Entertainment	13,934	9,442	6,118
Professional Liability	8,936	8,104	6,881
Medical Professionals	1,285	1,844	1,700
Total Excess and Surplus Lines segment	921,164	833,657	699,143
Specialty Admitted Insurance segment	490,208	491,561	408,691
Casualty Reinsurance segment	85,208	182,081	149,166
Total	$1,496,580	$1,507,299	$1,257,000

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The Company does business with three brokers that generated $289.7 million, $214.2 million and $139.4 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2022, representing 19.4%, 14.3% and 9.3% of consolidated gross written premiums and 31.4%, 23.3% and 15.1% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2022. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2022.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $120.9 million and $110.9 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2022, representing 8.1% and 7.4% of consolidated gross written premiums and 24.7% and 22.6% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2022.
The Company does business with three brokers that generated $25.4 million, $20.0 million, and $17.2 million of gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2022, representing 1.7%, 1.3%, and 1.1% of consolidated gross written premiums and 29.8%, 23.5%, and 20.1% of the Casualty Reinsurance segment’s gross written premiums, respectively. No other broker generated 10.0% or more of the gross written premiums for the Casualty Reinsurance segment for the year ended December 31, 2022. The Casualty Reinsurance segment assumed business from three unaffiliated ceding companies that generated $26.9 million, $24.5 million, and $16.5 million of gross written premiums for the year ended December 31, 2022, representing 1.8%, 1.6%, and 1.1% of consolidated gross written premiums and 31.6%, 28.7%, and 19.4% of the Casualty Reinsurance segment’s gross written premiums, respectively.
20.    Fair Value Measurements
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
The Company reviews fair value prices provided by its outside investment accounting service provider or investment managers for reasonableness by comparing the fair values provided by the managers to those provided by its investment custodian. The Company also reviews and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy, and obtaining and reviewing internal control reports for the investment manager that obtains fair values from independent pricing services.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$330,852	$—	$330,852
Residential mortgage-backed	—	401,249	—	401,249
Corporate	—	670,212	—	670,212
Commercial mortgage and asset-backed	—	309,015	—	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,770	319	—	72,089
Total fixed maturity securities, available-for-sale	$71,770	$1,711,647	$—	$1,783,417
Equity securities:
Preferred stock	$—	$70,831	$—	$70,831
Common stock	45,232	2,547	17	47,796
Total equity securities	$45,232	$73,378	$17	$118,627
Bank loan participations	$—	$154,991	$—	$154,991
Short-term investments	$—	$107,812	$—	$107,812
Assets measured at fair value on a recurring basis as of December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$333,717	$—	$333,717
Residential mortgage-backed	—	246,631	—	246,631
Corporate	—	732,335	—	732,335
Commercial mortgage and asset-backed	—	304,488	—	304,488
U.S. Treasury securities and obligations guaranteed by the U.S. government	59,988	402	—	60,390
Total fixed maturity securities, available-for-sale	$59,988	$1,617,573	$—	$1,677,561
Equity securities:
Preferred stock	$—	$63,612	$—	$63,612
Common stock	41,244	3,452	102	44,798
Total equity securities	$41,244	$67,064	$102	$108,410
Bank loan participations	$—	$156,043	$—	$156,043
Short-term investments	$—	$136,563	$—	$136,563

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$102	$980	$43
Transfers in to Level 3	—	8	358
Transfers out of Level 3	—	(6)	(767)
Purchases	—	—	1,417
Sales	(92)	(426)	—
Maturities, calls and paydowns	—	(379)	(17)
Amortization of discount	—	—	2
Total gains or losses (realized/unrealized):
Included in earnings	7	(75)	(56)
Included in other comprehensive income	—	—	—
Ending balance	$17	$102	$980
The Company held one equity security at December 31, 2022 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $17,000 for the equity security was obtained from our asset manager and was derived from an internal model.
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
The Company held one bank loan participation and two equity securities at December 31, 2020 for which the fair value was determined using significant unobservable inputs (Level 3). A market approach using prices in trades of comparable securities was utilized to determine a fair value of $980,000 at December 31, 2020. During 2020, the Company was able to obtain a quoted price from a vendor for two bank loan participations and one equity security and transferred them to Level 2.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2022, 2021 or 2020. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2022 and 2021.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,783,417	$1,783,417	$1,677,561	$1,677,561
Equity securities	118,627	118,627	108,410	108,410
Bank loan participations	154,991	154,991	156,043	156,043
Cash and cash equivalents	173,164	173,164	190,123	190,123
Restricted cash equivalents	103,215	103,215	102,005	102,005
Short-term investments	107,812	107,812	136,563	136,563
Other invested assets – notes receivable	7,205	7,703	9,740	11,921
Liabilities
Senior debt	222,300	226,063	262,300	252,213
Junior subordinated debt	104,055	127,149	104,055	106,635
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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2022 and 2021 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2022 and 2021, respectively.
The fair values of senior debt and junior subordinated debt at December 31, 2022 and 2021 were determined using inputs to the valuation methodology that are unobservable (Level 3).
21.    Statutory Matters
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2022, 2021, and 2020 and for the years then ended are summarized as follows:

	2022	2021	2020
	(in thousands)
Statutory net income (loss)	$42,565	$(3,847)	$(710)
Statutory capital and surplus	493,303	325,368	286,449
Minimum required statutory capital and surplus	165,809	111,031	100,170
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2022, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
Bermuda
The Company has two Bermuda-based subsidiaries: JRG Re, a Class 3B insurer and Carolina Re, a Class 3A insurer until its deregistration effective November 16, 2022. Under the Bermuda Insurance Act 1978 and related regulations, an insurer must maintain minimum statutory capital and surplus at the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”), which is the higher of the MSM and capital calculated by the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal model. The estimated Bermuda insurers minimum statutory solvency margin required at December 31, 2022 was approximately $38.6 million (2021: $167.1 million). Actual statutory capital and surplus at December 31, 2022 was $375.4 million (2021: $518.7 million). The statutory net (loss) income was $(17.7) million, $(141.5) million, and $20.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The combined ECR for the year ended December 31, 2021 was $450.4 million.  The BSCR models for the year ended December 31, 2022 will not be filed with the Bermuda Monetary Authority until April 30, 2023. The Company believes that the minimum statutory capital and surplus requirements will be met. The foregoing financial information includes Carolina Re for the years ended December 31, 2021 and 2020.
Under the Bermuda Insurance Act 1978, an insurer must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, quoted alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total insurance provisions and other liabilities less deferred income taxes and letters of credit, guarantees and other instruments. As of December 31, 2022, the minimum liquidity ratio requirements were met.
22.    Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2023 without regulatory approval is $53.7 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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
Bermuda
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach.  An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet).  The maximum combined amount of dividends and return of capital that can be paid without prior regulatory approval from our Bermuda

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2022, 2021, and 2020
insurers at December 31, 2022 is calculated to be approximately $93.9 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.
23.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $2.1 million, $2.1 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
24.    Subsequent Events
On January 27, 2023, the 2013 Facility and 2017 Facility were amended to provide for the transition from LIBOR to the secured overnight financing rate (SOFR).
On February 16, 2023, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on March 31, 2023 to shareholders of record on March 13, 2023.
On February 16, 2023, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on March 31, 2023 to shareholders of record on March 15, 2023.
On February 16, 2023, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with an aggregate fair value of $9.0 million and a grant date of March 1, 2023.
In keeping with previously announced plans to significantly shrink top-line writings of the Casualty Reinsurance segment, the Company has decided to suspend writing business in the Casualty Reinsurance segment, as it continues to focus on growing the higher returning U.S. insurance and fronting businesses. The Company expects the Casualty Reinsurance segment to continue earning premium due to the nature of the earnings patterns in the reinsurance business, which can extend over multiple years. Aside from the suspension of underwriting activities, the Company plans for the Casualty Reinsurance segment to maintain its normal day-to-day operations, with a staff to continue servicing the business on its books and to facilitate compliance with its regulatory requirements.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$386,456	$330,852	$330,852
Residential mortgage-backed	437,702	401,249	401,249
Corporate	734,976	670,212	670,212
Commercial mortgage and asset-backed	335,066	309,015	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	72,089	72,089
Total fixed maturity securities, available-for-sale	1,969,783	1,783,417	1,783,417
Equity securities:
Preferred Stock	68,738	70,831	70,831
Common Stock	48,431	47,796	47,796
Total equity securities	117,169	118,627	118,627
Bank loan participations	171,320	154,991	154,991
Short-term investments	107,812	107,812	107,812
Other invested assets			11,083
Total invested assets			$2,175,930

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2022	2021
	(in thousands)
Assets
Cash and cash equivalents	$277	$157
Investment in subsidiaries	1,007,874	1,003,762
Due from subsidiaries	41	3,356
Other assets	5,255	3,197
Total assets	$1,013,447	$1,010,472
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,538	$1,419
Senior debt	207,300	247,300
Junior subordinated debt	15,928	15,928
Due to subsidiaries	87,061	19,847
Other liabilities	2,956	616
Total liabilities	314,783	285,110
Commitments and contingent liabilities
Series A redeemable preferred shares	144,898	—
Shareholders’ equity:
Class A common shares	7	7
Additional paid-in capital	868,858	862,040
Retained deficit	(152,055)	(166,663)
Accumulated other comprehensive (loss) income	(163,044)	29,978
Total shareholders’ equity	553,766	725,362
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$1,013,447	$1,010,472

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Income (Loss) and Comprehensive (Loss) Income (Parent Company)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues:
Other income	$55	$39	$45
Total revenues	55	39	45
Expenses:
Other operating expenses	12,890	11,632	14,960
Other expenses	747	469	—
Interest expense	8,579	5,532	6,234
Total expenses	22,216	17,633	21,194
Loss before equity in net income of subsidiaries	(22,161)	(17,594)	(21,149)
Equity in net income (loss) of subsidiaries	53,134	(155,205)	25,973
Net income (loss)	$30,973	$(172,799)	$4,824
Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(193,022)	(51,921)	50,785
Total comprehensive (loss) income	$(162,049)	$(224,720)	$55,609
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income (loss)	$30,973	$(172,799)	$4,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	216	216	216
Share based compensation expense	8,122	6,658	7,625
Equity in undistributed earnings of subsidiaries	(53,134)	218,204	(25,973)
Changes in operating assets and liabilities	68,272	(2,364)	6,433
Net cash provided by (used in) operating activities	54,449	49,915	(6,875)
Investing activities
Net cash provided by investing activities	—	—	—
Financing activities
Senior debt issuance	—	—	164,000
Senior debt repayments	(40,000)	—	(60,000)
Subsidiary note issuance	—	—	30,000
Subsidiary note repayments	—	(70,000)	—
Contribution to subsidiary	(144,000)	(128,000)	(90,000)
Issuance of Series A preferred shares	144,898	—	—
Issuances of common shares - public offering	—	192,107	—
Issuances of common shares under equity incentive plans	—	1,877	2,580
Common share repurchases	(1,304)	(3,077)	(3,604)
Dividends on Series A preferred shares	(6,125)	—	—
Dividends on common shares	(7,798)	(43,236)	(37,051)
Net cash (used in) provided by financing activities	(54,329)	(50,329)	5,925
Change in cash and cash equivalents	120	(414)	(950)
Cash and cash equivalents at beginning of period	157	571	1,521
Cash and cash equivalents at end of period	$277	$157	$571
Supplemental information
Interest paid	$9,342	$5,954	$6,530
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
Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock and became effective for interim and annual periods beginning after December 15, 2021. The Company adopted the new standard concurrent with the issuance of our 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share, on March 1, 2022. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Adoption of the new standard did not materially impact our financial position or results of operations for the year ended December 31, 2022.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2022
Excess and Surplus Lines	$36,917	$1,585,860	$405,139	$555,597	$28,664	$382,094	$59,465	$106,194	$589,056
Specialty Admitted	(4,080)	755,102	173,057	74,137	5,068	58,548	(9,648)	15,116	76,390
Casualty Reinsurance	26,766	428,033	97,820	136,427	37,334	104,172	38,754	42,987	83,033
Corporate and Other	—	—	—	—	45	—	—	31,260	—
Total	$59,603	$2,768,995	$676,016	$766,161	$71,111	$544,814	$88,571	$195,557	$748,479
December 31, 2021
Excess and Surplus Lines	$26,297	$1,623,635	$382,479	$486,000	$13,811	$516,299	$50,283	$91,179	$501,250
Specialty Admitted	(4,889)	686,643	165,998	75,371	3,044	55,875	(8,395)	14,333	83,935
Casualty Reinsurance	47,118	438,195	179,075	134,223	39,445	220,178	27,775	31,571	159,195
Corporate and Other	—	—	—	—	565	—	—	27,609	—
Total	$68,526	$2,748,473	$727,552	$695,594	$56,865	$792,352	$69,663	$164,692	$744,380
December 31, 2020
Excess and Surplus Lines	$25,875	$1,276,054	$345,976	$415,168	$18,664	$318,467	$49,387	$88,520	$450,346
Specialty Admitted	(3,073)	600,309	136,355	57,505	3,392	41,928	(4,525)	13,213	59,884
Casualty Reinsurance	40,151	315,717	148,040	134,133	42,554	118,150	30,716	34,347	137,544
Corporate and Other	—	—	—	—	8,758	—	—	29,418	—
Total	$62,953	$2,192,080	$630,371	$606,806	$73,368	$478,545	$75,578	$165,498	$647,774

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2022
Excess and Surplus Lines Written Premiums	$921,164	$332,108	$—	$589,056	—
Specialty Admitted Written Premiums	487,360	413,818	2,848	76,390	3.7%
Casualty Reinsurance Written Premiums	—	2,175	85,208	83,033	102.6%
Total Written Premiums	$1,408,524	$748,101	$88,056	$748,479	11.8%
Year Ended December 31, 2021
Excess and Surplus Lines Written Premiums	$833,657	$332,407	$—	$501,250	—
Specialty Admitted Written Premiums	488,377	407,626	3,184	83,935	3.8%
Casualty Reinsurance Written Premiums	—	22,886	182,081	159,195	114.4%
Total Written Premiums	$1,322,034	$762,919	$185,265	$744,380	24.9%
Year Ended December 31, 2020
Excess and Surplus Lines Written Premiums	$699,143	$248,797	$—	$450,346	—
Specialty Admitted Written Premiums	404,851	348,807	3,840	59,884	6.4%
Casualty Reinsurance Written Premiums	—	11,622	149,166	137,544	108.4%
Total Written Premiums	$1,103,994	$609,226	$153,006	$647,774	23.6%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2022
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,680	$1,051	$(1,483)	$16,248
Allowance for Credit Losses on Reinsurance Balances	631	(19)	—	612
Allowance for Credit Losses on Bank Loans	—	—	—	—
Total	$17,311	$1,032	$(1,483)	$16,860
Year Ended December 31, 2021
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$8,317	$9,426	$(1,063)	$16,680
Allowance for Credit Losses on Reinsurance Balances	335	296	—	631
Allowance for Credit Losses on Bank Loans	—	—	—	—
Total	$8,652	$9,722	$(1,063)	$17,311
Year Ended December 31, 2020
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$5,659	$3,318	$(660)	$8,317
Allowance for Credit Losses on Reinsurance Balances	335	—	—	335
Allowance for Credit Losses on Bank Loans	7,181	—	(7,181)	—
Total	$13,175	$3,318	$(7,841)	$8,652
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

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Deferred policy acquisition costs	$59,603	$68,526	$62,953
Reserve for losses and loss adjustment expenses	2,768,995	2,748,473	2,192,080
Unearned premiums	676,016	727,552	630,371
Net earned premiums	766,161	695,594	606,806
Net investment income	71,111	56,865	73,368
Losses and loss adjustment expenses incurred:
Current year	515,653	466,574	386,341
Prior years - retroactive reinsurance	20,091	—	—
Prior years - excluding retroactive reinsurance	9,070	325,778	92,204
Total losses and loss adjustment expenses incurred	544,814	792,352	478,545
Amortization of policy acquisition costs	88,571	69,663	75,578
Paid losses and loss adjustment expenses, net of reinsurance	392,468	522,747	469,945
Net written premiums	748,479	744,380	647,774