Form 10-K/A
period 2022-12-31
James River Group Holdings, Ltd.
filed 2023-04-21
CIK 1620459

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

Explanatory Note
James River Group Holdings, Ltd. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2023 Annual General Meeting of Shareholders within 120 days of December 31, 2022, as it intends to delay its 2023 Annual General Meeting of Shareholders to a later date within the 2023 fiscal year.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
Our Board consists of ten directors, with four directors serving in Class I, three directors serving in Class II and three directors serving in Class III. At our 2022 annual general meeting of shareholders (the “2022 Annual Meeting”), our shareholders approved an amendment to our Bye-laws to declassify the Board so that directors are elected for one-year terms rather than staggered three-year terms as previously provided by our Bye-laws. The amendment was effective immediately for Class II directors elected at the 2022 Annual Meeting, while directors serving in Class I and Class III will continue to serve for the remainder of the terms to which they were elected or appointed (i.e., Class III directors will serve until the Company’s 2023 annual general meeting of shareholders, and Class I directors will serve until the Company’s 2024 annual general meeting of shareholders), and at the expiration of such terms will be eligible for election for one-year terms.
The names of our directors, and certain information about them as of April 1, 2023, are set forth below.

Name	Age	Position(s) with the Company	Class
Matthew B. Botein	50	Director	I
Thomas L. Brown	66	Director	I
Kirstin M. Gould	56	Director	I
Patricia H. Roberts	67	Director	I
Dennis J. Langwell	64	Director	II
Peter B. Migliorato	63	Director	II
Ollie L. Sherman, Jr.	71	Director	II
J. Adam Abram	67	Non-Executive Chairman of the Board	III
Frank N. D’Orazio	54	Chief Executive Officer and Director	III
Michael T. Oakes	58	Director	III
The following biographical information is furnished as to each director.
Matthew B. Botein has served on our Board of Directors since January 2023. Mr. Botein is a co-founder of Gallatin Point Capital LLC (“Gallatin Point”), a private investment firm founded in 2017, and serves as a Managing Partner of Gallatin Point. Prior to founding Gallatin Point, Mr. Botein served as co-head and Chief Investment Officer for Alternatives of BlackRock Alternative Investors (“BAI”) from 2009 through 2017 and as an advisor to BAI from 2017 through 2020. Prior to joining BAI, Mr. Botein served as a Managing Director and member of the Management Committee at Highfields Capital Management, a Boston-based private investment partnership. He also served as a member of the private equity departments at The Blackstone Group and Lazard Frères & Co. LLC. Mr. Botein currently serves on the board of directors of Hunt Capital Holdings, Amber Infrastructure Group Holdings Limited, Fortuna Holdings Limited (parent of Lloyd’s insurer Canopius), Bowhead Insurance Holdings LP, Tower Hill Risk Management, LLC, and Northeast Bancorp (Nasdaq: NBN). Mr. Botein previously served on the board of directors of PennyMac Financial Services (NYSE: PFSI), Aspen Insurance Holdings (NYSE: AHL), CoreLogic Inc. (NYSE: CLGX), First American Corporation (NYSE: FAF), PennyMac Mortgage Investment Trust (NYSE: PMT) and numerous private companies. He also serves on the Board of Trustees of Beth Israel Deaconess Medical Center, the CareGroup/CJP Board of Managers and Boston Medical Center. Mr. Botein received a Bachelor of Arts degree (magna cum laude) from Harvard College and a M.B.A degree (with high distinction) from Harvard Business School, where he was awarded Baker and Loeb scholarships.
We believe Mr. Botein’s qualifications to serve on our Board of Directors include his extensive investment management and investment banking experience and knowledge of financial institutions and his experience as a public company board member.

Thomas L. Brown has served on our Board of Directors since October 2021. Mr. Brown retired in 2019 as the Senior Vice President and Chief Financial Officer of RLI Corp. (“RLI”), a NYSE listed specialty insurer serving diverse niche property, casualty and surety markets. He previously served as Vice President and Chief Financial Officer at RLI from 2011 to 2017. Prior to that, Mr. Brown was a partner at PricewaterhouseCoopers LLP, where he served for ten years as its Central Region Financial Services Leader and led teams responsible for the banking, insurance, capital markets, real estate and investment management business sectors. Mr. Brown currently serves on the board of directors of the Chicago Shakespeare Theater and Old National Bancorp, a Nasdaq listed company, and served on the board of First Midwest Bancorp, Inc. from 2017 until its acquisition by Old National Bancorp in February 2022. In 2020, Mr. Brown joined the board of directors of Easter Seals DuPage & Fox Valley, and he previously served on the board of Easter Seals Central Illinois. From 2004 to 2017, Mr. Brown served on the board of trustees of Illinois Wesleyan University. Mr. Brown received a Bachelor of Science degree in Accounting from Illinois Wesleyan University in 1979. He is a certified public accountant.
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
We believe Ms. Gould’s qualifications to serve on our Board of Directors include her executive leadership at XL, as well as her extensive experience in corporate governance, risk management, insurance regulatory matters and insurance company mergers and acquisitions.
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
Dennis J. Langwell has served on our Board of Directors since April 2023. He retired in 2021 from Liberty Mutual Group Inc., a holding company of Liberty Mutual Insurance Operations (“Liberty Mutual”), a global provider of insurance products and services, where he most recently served as Vice Chairman of Insurance Operations. Mr. Langwell joined Liberty Mutual in 1997 and served in various leadership roles during his tenure, including as President – Global Risk Solutions from 2018 to 2021 and as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell previously worked in finance and reporting roles for Liberty Mutual and other insurance companies and began his career at KPMG (Peat Marwick). Mr. Langwell currently serves on the board of Safety Insurance Group, Inc., and as a member of the board of trustees at Providence College and the USS Constitution Museum. Mr. Langwell received a Bachelor of Science degree (magna cum laude) in Accounting from Providence College. He is a former certified public accountant.
We believe Mr. Langwell’s qualifications to serve on our Board of Directors include his executive leadership experience at Liberty Mutual, his knowledge of the property and casualty industry, and his financial and accounting expertise.

Peter B. Migliorato has served on our Board of Directors since October 2022. He retired in 2021 as a partner of Deloitte Consulting (“Deloitte”), where he most recently served as Lead Client Service Partner to insurance clients. Mr. Migliorato also served as the North American Insurance Consulting practice leader with Deloitte in the property & casualty, life & retirement, and employee benefits sectors. Mr. Migliorato joined Deloitte in 2001 and served in various leadership roles during his twenty-year tenure. Before joining Deloitte, Mr. Migliorato served as an equity partner at Emergence Consulting and C-Change Consulting, two start-up strategy consultancies, from 1998 to 2001 and as Senior Vice President, Marketing and Business Development at Marketing Technologies International, a data sciences firm, from 1997 to 1998. Prior to that, he led the Insurance Practice, served clients across multiple industries, and was Chief of Staff to the CEO of Gemini Consulting, a global management consulting firm, from 1985 to 1997. Mr. Migliorato serves as an advisory board member to Machine Cover, Inc., an insurance technology company, since June 2021 and to Owl.co, a Canadian based insurance technology company providing AI solutions to insurance claims organizations, since April 2023. He served on the board of directors of State Automobile Mutual Insurance Company, the mutual holding company parent of State Auto Financial Corporation (“State Auto”) from March 2021 until State Auto was acquired by Liberty Mutual Holding Company Inc. in March 2022; and as an advisory board member to Safekeep, Inc., an insurance technology company, from June 2021 until its acquisition by CCCIS in February 2022. Mr. Migliorato received a Bachelor of Arts degree with dual majors in History and Geology from Oberlin College where he was also a member of the Phi Beta Kappa academic honor society.
We believe Mr. Migliorato’s qualifications to serve on our Board of Directors include his extensive experience at Deloitte advising insurance companies on implementation of growth strategies, executing mergers and acquisitions and implementing technology and data platforms, his knowledge of the property and casualty insurance industry and his experience as an advisory board member to two insurance technology companies.
Ollie L. Sherman, Jr. has served on our Board of Directors since May 2016 and has served as our Lead Independent Director since April 2022. Mr. Sherman retired as a Managing Principal with Towers Watson in 2010. At Towers Watson, Mr. Sherman functioned as a consulting actuary and practice manager for Tower Watson’s property and casualty division for over 25 years. Prior to joining Towers Watson, Mr. Sherman was employed by the Travelers Insurance Company for ten years where he had overall responsibility for countrywide workers’ compensation pricing. Mr. Sherman graduated from the University of Virginia with a B.S. in Applied Mathematics, and he is a Fellow of the Casualty Actuarial Society.
We believe Mr. Sherman’s qualifications to serve on our Board of Directors include his extensive experience as a consulting actuary in property and casualty insurance, as well as his knowledge of the Company gained from his service on our Board.
J. Adam Abram has served as Non-Executive Chairman of the Board since November 2020. He previously served as Chief Executive Officer and Executive Chairman of the Board from August 2019 through November 2020 and from September 2014 through December 2017. Mr. Abram was Non-Executive Chairman of the Board from January 2018 to August 2019 and from October 2012 through September 2014. Mr. Abram was a founder of James River Group, Inc., our principal subsidiary, and he served as the Executive Chairman, President and Chief Executive Officer of James River Group, Inc. from its inception in 2002 through 2007 and from March 2008 until October 2012. From 2002 through 2007, and from March 2008 until October 2012, Mr. Abram also periodically served in different roles at various operating units. Mr. Abram served as lead independent director of the Yadkin Financial Corporation (“Yadkin”), a bank holding company, from July 2014 until its acquisition by F. N. B. Corporation in March 2017 and, prior to that, as Chairman of the Board of VantageSouth Bancshares, Inc., a bank holding company, and its subsidiary bank, VantageSouth Bank, from November 2011 until its acquisition by Yadkin in July 2014. He also served as Chairman of Piedmont Community Bank Holdings, Inc., a bank holding company, from the time he co-founded it in 2009 until it was also acquired by Yadkin in July 2014. Mr. Abram received his B.A. from Harvard University.
We believe Mr. Abram’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer and director in the insurance industry, experience as a founder of several financial services and other companies and his detailed knowledge of the Company gained from his service as Chairman of the Board and former Chief Executive Officer of the Company.
Frank N. D’Orazio has served as our Chief Executive Officer and a director since November 2020. Mr. D'Orazio also serves as Chief Executive Officer of James River Group, Inc. Mr. D’Orazio formerly served as Corporate Chief Operating Officer and Chief of Staff of Allied World Assurance Company Holdings, Ltd. (“Allied World”), a global provider of property, casualty and specialty insurance and reinsurance, from March 2019 through January 2020. Prior to that, Mr. D’Orazio served as President, Underwriting and Global Risk of Allied World from December 2014 through February 2019. From September 2009 to December 2014, Mr. D’Orazio served as the President — Bermuda and International Insurance of Allied World Ltd. From June 2003, when Mr. D’Orazio joined Allied World, through September 2009, Mr. D’Orazio held leadership roles with increasing responsibility in the company’s general casualty business and in underwriting. Before joining Allied World, Mr. D’Orazio worked for the retail insurance market arm of Munich-American Re-Insurance from August 1994 to May 2003, where he held a succession of underwriting and management positions. Prior to that Mr. D’Orazio held various underwriting positions in the excess casualty division of the Chubb Group of Insurance Companies from June 1990 to July 1994. Mr. D’Orazio received a B.A. from Fairfield University.
We believe Mr. D’Orazio’s qualifications to serve on our Board of Directors include his extensive experience as an executive officer in the insurance industry and significant insurance, underwriting and enterprise risk management knowledge, as well as his extensive knowledge of the Company’s day to day operations based upon his service as our Chief Executive Officer.
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
There are no family relationships among any of our directors or executive officers.
Executive Officers
The following table identifies each of our executive officers and their age as of April 1, 2023:

Name	Age	Position
Frank N. D’Orazio	54	Chief Executive Officer
Sarah C. Doran	49	Chief Financial Officer
Richard J. Schmitzer	67	President and Chief Executive Officer of the Excess and Surplus Lines segment
Terence M. McCafferty	59	President and Chief Executive Officer of the Specialty Admitted Insurance segment
Daniel J. Heinlein	37	President and Chief Executive Officer of the Casualty Reinsurance segment
Michael J. Hoffmann	57	Group Chief Underwriting Officer
Jeanette L. Miller	43	Chief Legal Officer
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
Richard J. Schmitzer has served as the President and Chief Executive Officer and a director of James River Insurance Company and our other subsidiaries in our Excess and Surplus Lines segment since March 2010. He joined James River Insurance Company in July 2009 as Senior Vice President and Chief Underwriting Officer. Prior to that, Mr. Schmitzer served nineteen years at Scottsdale Insurance Company, a subsidiary of Nationwide Mutual, where he served in a variety of underwriting and underwriting management roles, most recently as Vice President of Brokerage, Professional Liability and Programs. Mr. Schmitzer received his B.S. in Business Administration from Central Michigan University.

Terence M. McCafferty has served as President and Chief Executive Officer and a director of Falls Lake National Insurance Company and our other subsidiaries in our Specialty Admitted Insurance segment since joining the Falls Lake Insurance group in October 2018. Prior to that, he served from 2015 to 2018 as Head of Group Captives and Alternative Risk at Zurich Insurance Group. From 2006 to 2015, he served as Chief Operating Officer at Zurich Programs and Direct Markets. From 2000 to 2006, he held multiple Vice President positions at Farmers Insurance Group, a property and casualty insurance company, including in Finance Operations, Corporate Planning and property and casualty insurance operations. He served as Assistant Vice President at Zurich Personal Insurance, Recreational Products, from 1998 to 2000. Mr. McCafferty began his career as an auditor at Ernst & Young. He has also worked at Great American Insurance in Internal Audit, Financial Reporting and Product Management. Mr. McCafferty received his M.B.A. in Finance from Xavier University and B.A. in Finance and Accounting from Miami University.
Daniel J. Heinlein has served as the President and Chief Executive Officer and a director of JRG Reinsurance Company Ltd. (“JRG Re”), the Company’s subsidiary engaged in third-party casualty reinsurance business, since April 2018. He most recently held the position of Vice President of Underwriting for JRG Re, and in different positions with increasing responsibility at JRG Re from the time he joined the company in 2012. Prior to that, Mr. Heinlein served as Assistant Vice President at Willis Re Inc., a risk management consulting company. Mr. Heinlein is a graduate of Appalachian State University with a B.S. in Business Administration with majors in Finance and Banking and Risk Management and Insurance.
Michael J. Hoffmann has served as the Company’s Senior Vice President, Chief Underwriting Officer since November 2021. Mr. Hoffmann also serves as a director of JRG Reinsurance Company Ltd. Before joining the Company, Mr. Hoffmann served as Head of Risk & Ceded Reinsurance at Everest Insurance Company (“Everest”), a division of Bermuda-based insurer and reinsurer Everest Re Group, from August 2020 to November 2021. Prior to Everest, Mr. Hoffmann spent 15 years at Allied World, a global provider of property, casualty and specialty insurance and reinsurance, where he most recently served as Global Insurance Chief Underwriting Officer. Prior to Allied World, Mr. Hoffmann spent 14 years with Chubb in a variety of roles in the U.S. and Bermuda. Mr. Hoffmann received a B.A. in History from Swarthmore College.
Jeanette L. Miller has served as the Company’s Chief Legal Officer since April 2021, and prior to that served as the Company’s Assistant General Counsel since October 2018. Ms. Miller also serves as an officer of James River Group, Inc. Before joining the Company, Ms. Miller served as Corporate Counsel & Deputy Compliance Officer at International Farming Corporation LLC, a privately owned institutional investment manager specializing in agriculture, from May 2017 to October 2018, and as Assistant General Counsel at CIFC LLC, an asset manager based in New York specializing in alternative credit, from December 2011 to June 2016. From 2006 to 2011, Ms. Miller was an attorney with Milbank LLP in New York in its Alternative Investments Practice. Ms. Miller received a B.S. in Business Administration from the University of Maine and a Juris Doctor degree from Columbia Law School.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, members of our Board of Directors, persons who own more than 10% of our common shares, or any other person subject to Section 16 of the Exchange Act with respect to our common shares (collectively, “Company Section 16 Persons”), to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on review of the copies of reports filed on EDGAR and written representations that no other reports were required, all filing requirements under Section 16(a) of the Exchange Act applicable to the Company Section 16 Persons were complied with during the year ended December 31, 2022, with the exception of a Form 4 filed for Michael Crow on March 4, 2022 that erroneously reported one restricted stock award granted on March 2, 2022 in the amount of 15,474 restricted stock units, when in fact there were two awards granted to Mr. Crow in the amounts of 11,606 restricted stock units and 3,868 restricted stock units.
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
Our Code of Conduct is available on the Our Group – Governance – Corporate Governance portion of our website (www.jrvrgroup.com).
Audit Committee
Our Audit Committee consists of Messrs. Brown (Chairman), Langwell, Migliorato and Sherman. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Additionally, Messrs. Brown, Langwell and Sherman have been identified by our Board of Directors as an “audit committee financial expert” (“AC Financial Expert”) as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Brown acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of RLI, his accounting and auditing experience while at PricewaterhouseCoopers LLP and status as a Certified Public Accountant. Mr. Langwell acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of Liberty Mutual Insurance and in other finance and accounting roles at Liberty Mutual Insurance and other insurance companies. Mr. Sherman acquired the skills necessary to qualify as an AC Financial Expert through his experience at Towers Watson as a consulting actuary and manager for the company’s property and casualty insurance practice, where his responsibilities included the review of property and casualty insurance financial data in connection with the issuance of actuarial opinions for use in connection with financial statements and other financial analysis.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the Company’s compensation philosophy, objectives and other relevant policies applicable to our executive officers who are named in the Summary Compensation Table below (our “named executive officers” or “NEOs”), and the material factors relevant to an analysis of these policies and decisions. The named executive officers for 2022 are:
•Frank N. D’Orazio, our Chief Executive Officer;
•Sarah C. Doran, our Chief Financial Officer;
•Richard J. Schmitzer, the President and Chief Executive Officer of James River Insurance Company and our other subsidiaries in our excess and surplus lines insurance business;
•Terence M. McCafferty, the President and Chief Executive Officer of Falls Lake National Insurance Company and our other subsidiaries in our specialty admitted insurance business; and
•Daniel J. Heinlein, the President and Chief Executive Officer of JRG Re, our subsidiary in our third-party casualty reinsurance business.
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
•Second, to create an alignment of interests between our executive officers and shareholders. For this purpose, a portion of each executive officer’s compensation consists of one or more forms of equity awards.
•Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall and to recognize individual performance that contributes to the success of the Company.
The principal elements of our compensation program for our executive officers are base salary, cash short-term incentive bonuses and equity awards.
In determining how to best achieve our compensation objectives, the Committee maintains flexibility in order to react to changing conditions, circumstances, or best practices. For example, in July 2022, the Committee (with approval from the Board and assistance from the Company’s compensation consultant, Mercer US LLC (“Mercer”)) redesigned the prior discretionary cash bonus and equity programs to better align with market practices and tie to clearly-defined performance goals.
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
In 2022, the Company, with the Committee’s approval, retained Mercer to identify a peer group of companies and to perform a competitive assessment of our executive compensation programs, evaluate the compensation of our CEO, our other NEOs, and our other executives, to develop and support the implementation of our compensation philosophy and programs, and to assist with compensation reporting requirements.
The Committee determined its 2022 executive compensation recommendations for the Board leveraging the market study developed by Mercer, in accordance with the STI Plan (as defined below), and in consultation with Mr. D’Orazio as our Chief Executive Officer. Mr. D’Orazio made recommendations to the Committee as to the compensation of other executive officers, and attended portions of Committee sessions where executive officer compensation was discussed. Mr. D’Orazio was not involved in any deliberations regarding his own compensation.

Peer Group
With Mercer’s assistance, the Committee identified a peer group based upon the following factors:
•companies engaging in property & casualty insurance; and
•companies with total revenue and assets that were approximately 0.5x to 2.0x compared to the Company.
Based upon these criteria, the Committee identified the following 14 companies as its peer group for both evaluating compensation positioning and to help with redesigning both short-term and long-term incentive plans:

Amerisafe, Inc.	Kinsale Capital Group, Inc.
Argo Group International Holdings, Ltd.	ProAssurance Corporation
Donegal Group Inc.	RLI Corp.
Employers Holdings, Inc.	SiriusPoint Ltd.
Global Indemnity Group, LLC	United Fire Group, Inc.
Hallmark Financial Services, Inc.	United Insurance Holdings Corp.
HCI Group, Inc.	Universal Insurance Holdings, Inc.
Weighting of Compensation Components
As a general guideline, we use a target allocation of one-third of a named executive officer’s total compensation to base salary, one-third to bonus and one-third to equity awards. When determining the amount of each element of compensation, however, there may be some deviation from those target allocations due to multiple factors, including market conditions, individual and Company performance and our desire to attract and retain executives.
Internal Pay Equity
Differences in compensation levels paid to our executive officers generally reflect their differing levels of responsibility. Our Chief Executive Officer has typically been paid the highest amount of compensation among our executive officers, reflecting reliance on the management and leadership skills of the chief executive officer position.
Executive Compensation Components
Base Salary. The Committee endeavors to set base salaries for executive officers at levels that enable the Company to attract and retain talented individuals and that provide fair compensation, taking into account the officer’s level of responsibility.
In February 2022, the Committee recommended to the Board that Mr. D’Orazio receive a salary increase to $925,000, and Ms. Doran receive an increase to $550,000, representing increases over their 2021 salaries of approximately 8.8% and 6.8% respectively. The Committee determined the recommended amount of Mr. D’Orazio’s salary increase based in significant part on the additional responsibilities that he assumed upon our former Chief Operating Officer’s retirement, which included assuming responsibility for the Chief Operating Officer’s former direct reports, and direct oversight responsibility of, among other departments, claims, actuarial and information technology. The Committee’s recommendation for Ms. Doran’s salary increase was determined based upon her leadership on several significant matters for the Company, as well as for retention purposes. The Committee also recommended that Messrs. Schmitzer’s, McCafferty’s and Heinlein’s salaries be increased to $650,000, $420,000 and $365,000 respectively, representing raises over their 2021 salaries of approximately 1%, 5% and 4.3%. The Board approved the salary adjustments as recommended by the Committee.
Short-Term Incentive Plan. In July 2022, the Board, upon the recommendation of the Committee, approved the James River Group Holdings, Ltd. Short-Term Incentive Plan (the “STI Plan”), to replace the discretionary bonuses annually granted through 2021. The STI Plan is designed to provide incentives to designated senior officers of the Company to achieve certain financial and strategic performance targets and to link executive compensation to shareholder results by rewarding competitive and superior performance. Under the STI Plan, participants had the opportunity to receive a cash incentive award based upon the level of achievement of the performance goals for the 2022 fiscal year. For the named executive officers, the target amount was set at 100% of each such officer’s 2022 base salary.

Based upon a review of the peer group’s short-term compensation practices and the Company’s strategic plan and historical performance levels, the Committee recommended to the Board, and the Board approved, the use of three performance metrics. Two of these are financial performance metrics: adjusted combined ratio and adjusted earnings before interest and taxes (EBIT), which are non-GAAP financial measures. The Committee believes that the financial performance metrics based on combined ratio and EBIT are appropriate, as they are industry standard measures of profitability.
The third performance metric was based upon the achievement of Company strategic goals for 2022, the achievement of which were non-formulaic, and determined on a subjective basis. The Company’s 2022 strategic goals were identified by the Committee as among the most important goals in a broader set of companywide objectives identified by Mr. D'Orazio for 2022, and focused on significant progress on technology improvements, strategically leveraging the capabilities of the Company’s enterprise risk management practices, and developing more formalized practices around compensation.
Calculation of Adjusted Combined Ratio Metric
The Company’s adjusted combined ratio is calculated as the combined ratio of the Company on a consolidated basis, calculated prior to the effect of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
For each segment, adjusted combined ratio is calculated as the segment’s combined ratio, calculated prior to the effect of favorable or unfavorable prior year reserve development for which such segment ceded the risk under retroactive reinsurance agreements, if any, and the related changes in the amortization of the deferred gain.
Calculation of Adjusted EBIT
Adjusted EBIT is calculated as net income of the Company before interest and income taxes, and excluding the portion of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
For a member of our senior management with Company-wide responsibility, which includes Mr. D’Orazio and Ms. Doran, adjusted Company combined ratio, adjusted EBIT and the strategic goals are each weighted one-third in determining the actual incentive award payout. For a member of senior management who is a business segment leader or whose responsibilities are primarily focused on a single business segment, including Messrs. Schmitzer, McCafferty and Heinlein, the only variation in the performance metrics and weighting is that the adjusted combined ratio metric is split evenly between the Company’s adjusted combined ratio and the adjusted combined ratio of the applicable segment that such member of senior management performs services for, so each is weighted 16.665% of such person’s short term incentive opportunity. Payouts for achievement of threshold, target and maximum performance levels by named executive officers are set at 50%, 100% and 150% of the target opportunity, respectively. Performance falling between these levels is determined by linear interpolation. The Committee has discretion to adjust final results in the event of unusual or nonrecurring events. No discretion was used by the Committee for awards made in 2022.

The 2022 threshold, target and maximum financial metrics, actual performance, and performance as a percentage of target, for each financial performance goal (group adjusted combined ratio and adjusted EBIT for Mr. D’Orazio and Ms. Doran, group and segment adjusted combined ratio and adjusted EBIT for Messrs. Schmitzer, McCafferty and Heinlein) are set forth in the table below:

		Segment Adjusted Combined Ratio (Segment Leaders)
($ in thousands)	Group Adjusted Combined Ratio (all NEOs)	Excess & Surplus Lines	Specialty Admitted	Casualty Re	Group Adjusted EBIT (all NEOs)	Strategic Goals (all NEOs)
Weighting of Metric	33.3% Group / 16.7% Segment	16.7%			33.3%	33.3%
Threshold	99.9%	91.3%	99.9%	99.9%	$50.7 million	N/A
Target	93.5%	84.9%	95.0%	93.9%	$107.9 million	N/A
Maximum	87.1%	78.5%	88.6%	87.5%	$165.0 million	N/A
Actual Result	93.5%	85.1%	94.3%	96.2%	$91.8 million	Met
Weighted % of Target based on Actual Achievement	33.3% Group / 16.6% Segment	16.5%	17.6%	13.5%	28.7%	33.3%
The Committee discussed the Company's achievement of the strategic goals with Mr. D'Orazio and reviewed related materials, evaluating the level of achievement on a companywide basis. The Committee determined that the strategic goals were achieved at target.
The Board approved payouts under the STI Plan for the named executive officers in the amounts recommended by the Committee aligned with the results above. The table below sets forth the amount of each named executive officer’s STI Plan payment and the percentage that it represented compared to such officer’s 2022 base salary, which, for each named executive officer, represented his or her target payout.

Name	2022 STI Plan Payment	Payment as a % of 2022 Base Salary
Frank N. D’Orazio	$881,155	95.3%
Sarah C. Doran	$523,930	95.3%
Richard J. Schmitzer	$618,085	95.1%
Terence M. McCafferty	$404,124	96.2%
Daniel J. Heinlein	$336,165	92.1%
Equity Awards. For 2022, equity awards were made to our executive officers from the Company’s 2014 Long-Term Incentive Plan (the “2014 LTIP”). The equity awards were intended to align the interests of our executive officers with our shareholders as well as retain and motivate our executive officers, in that they typically vest in equal installments over a three-year period following the grant date.
Commencing with the equity awards made in 2022, the grant date and pricing of our annual equity awards, made in February each year, are on the second trading day following the public dissemination of our fiscal year-end earnings release. The Committee and Board adopted this practice so that the number of shares that are subject to awards would take into account the trading price of our shares after the markets respond, positively or negatively, to our announced financial results.

2022 Equity Awards
In determining the recommended value of RSU awards made to our executive officers in February 2022, the Committee considered the same performance factors identified in the determination of the amount of discretionary cash bonuses made in February 2022 for 2021 performance, and the Committee’s desire to further align the interests of our executive officers and our shareholders.
Individual performance factors considered by the Committee for each executive officer in determining the value of the 2022 RSU awards included:

Frank N. D’Orazio
In addition to Mr. D’Orazio’s leadership of the Company as our Chief Executive Officer, the following extraordinary activities:
•his leadership in the capital raise during spring 2021 and negotiation and execution of the loss portfolio transfer transaction later in the year, and his work toward similar transactions that occurred in February 2022;
•his recruitment and integration into the Company of the new chief underwriting officer, chief actuary and chief claims officer, and being instrumental in identifying and bringing on two new independent directors with extensive prior experience as executives in the insurance industry; and
•his work in the development of an enhanced enterprise risk management system.

Sarah C. Doran	In addition to Ms. Doran’s leadership in overseeing the financial and legal functions of the Company as our Chief Financial Officer, her role in the capital raise during spring 2021 and the loss portfolio transfer transaction later in the year, and work toward similar transactions that occurred in February 2022.
Richard J. Schmitzer	Mr. Schmitzer’s leadership of the excess and surplus segment, including the growth and profitability of the core excess and surplus lines business (excluding commercial auto).
Terence M. McCafferty	Mr. McCafferty’s leadership of the specialty admitted segment, including its significant growth and attractive combined ratio for 2021.
Daniel J. Heinlein	Mr. Heinlein’s leadership of the casualty reinsurance segment and his assistance with the segment's loss portfolio transfer transaction in February 2022.
The Committee recommended to the Board for approval, and the Board approved, the value of the RSU awards to the named executive officers.
The grant date fair market value of the RSU awards received by each named executive officer, and the number of common shares awarded based upon the fair market value of the common shares on the date of grant, are as follows:

Name	2022 RSU FMV on Grant Date	Number of Shares Represented by RSUs
Frank N. D’Orazio	$1,274,998	62,195
Sarah C. Doran	$590,236	28,792
Richard J. Schmitzer	$642,388	31,336
Terence M. McCafferty	$399,996	19,512
Daniel J. Heinlein	$402,497	19,634
The above equity awards vest in equal installments over a three-year period following the grant date.
2023 Equity Awards
Commencing in 2023, equity awards to our executive officers under the 2014 LTIP were made pursuant to the long-term incentive plan approved by the Board upon recommendation from the Committee (the “LTI Plan”). The LTI Plan is designed to align compensation of designated senior officers of the Company, including the named executive officers, with Company performance and shareholder interests over the long-term. Awards under the LTI Plan are made in the form of performance-based restricted share units (“PRSUs”) and service-based restricted share units (“Service Based RSUs”).

The performance period for the PRSUs awarded in 2023 is January 1, 2023 through December 31, 2025, and the awards have a target value equal to 50% of such named executive officer’s 2022 annual base salary. Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period.
Based upon a review of our peer group’s long-term compensation practices, and the Company’s own business, the Committee recommended to the Board, and the Board approved, the use of two financial performance metrics, which will be evenly weighted. The financial performance metrics are (i) the Company’s adjusted operating return on average adjusted tangible common equity, and (ii) growth in adjusted tangible common equity per common share. Both of these measures are non-GAAP measures. The Committee chose these metrics because it believes that these measures are indicators of the Company’s long-term financial performance.
Calculation of Adjusted Operating Return on Average Adjusted Tangible Common Equity
The Company calculates adjusted operating return on average adjusted tangible common equity for the performance period as the three-year average adjusted net operating income divided by the four-year average adjusted tangible common equity. For purposes of this calculation:
“Adjusted net operating income” is defined as net income (loss) available to common shareholders excluding (i) net realized and unrealized gain (losses) on investments, (ii) the portion of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of deferred gain, and (iii) certain non-operating expenses, such as professional service fees related to a purported class action lawsuit, various strategic initiatives, the filing of registration statements for the offering of securities, and severance costs associated with terminated employees, calculated as of December 31 of each fiscal year during the performance period.
“Adjusted tangible common equity” is defined as shareholders’ equity less goodwill and intangible assets, net of amortization, accumulated other comprehensive income, and realized and unrealized gains (losses) on investments, and plus deferred gains under retroactive reinsurance agreements entered into by the Company’s subsidiaries, calculated as of the December 31st immediately preceding the performance period and December 31 of each fiscal year during the performance period.
Calculation of Growth in Adjusted Tangible Common Equity Per Common Share
The Company calculates growth in adjusted tangible common equity per common share for the performance period as a percentage equal to the greater of (i) ((A-B)/B)/4, and (ii) 0%, where:
A = adjusted tangible common equity per common share as of the last day of the performance period; and
B = adjusted tangible common equity per common share as of the December 31st immediately preceding the performance period.
“Adjusted tangible common equity per common share” is calculated as (i) adjusted tangible common equity, divided by (ii) the number of common shares outstanding.
The number of PRSUs that will be eligible to be earned and become vested for participants will be based upon both continued employment (subject to certain exceptions described under “Potential Payments upon Termination or Change of Control – Equity Awards” below) and the achievement of the performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels for named executive officers set at 50%, 100% and 200% of the target number of PRSUs, respectively. Performance falling between these levels will be determined by linear interpolation. The Committee has discretion to adjust final results in the event of unusual or nonrecurring events.
The Service Based RSUs awarded in 2023 have a fair market value equal to 50% of the named executive officer’s 2022 base salary, and will vest in three substantially equal annual installments commencing on the first anniversary of the grant date, provided that the recipient remains employed, subject to certain exceptions described under “Potential Payments upon Termination or Change of Control – Equity Awards” below.

The LTI Plan awards received by each named executive officer, and the number of common shares awarded based upon the closing price of common shares on the date of grant (in each case with the amounts representing PRSUs determined at target), are as follows:

Name	2023 PRSU Award at Target Level	Number of Shares Represented by PRSU at Target Level	2023 Service-Based RSU Award	Number of Shares Represented by Service-Based RSU
Frank N. D’Orazio	$462,500	18,626	$462,500	18,626
Sarah C. Doran	$275,000	11,075	$275,000	11,075
Richard J. Schmitzer	$325,000	13,089	$325,000	13,089
Terence M. McCafferty	$210,000	8,457	$210,000	8,457
Daniel J. Heinlein	$182,500	7,349	$182,500	7,349
Welfare Benefits and Perquisites. Our named executive officers are provided welfare benefits that are generally the same as our other employees, such as Company-paid life insurance, contributions to the Company’s 401(k) Plan, medical, dental and vision plan coverage and long and short-term disability insurance.
In addition to the above benefits, Mr. Heinlein and Ms. Doran are entitled to receive benefits based upon their required work for the Company in Bermuda. The Company implemented these benefits for its executive officers in 2008, when the Company formed its holding and reinsurance company in Bermuda. These benefits are:
•payments of certain housing expenses in Bermuda for Mr. Heinlein;
•payment of travel costs for Mr. Heinlein; and
•tax equalization gross-up payments or other Bermuda tax payments (collectively, “Tax Equalization Payments”) to which Mr. Heinlein or Ms. Doran may be subject with respect to payments or benefits that such named executive officer receives under his or her employment agreement.
We make the above housing, travel and tax benefits available to the specified named executive officers employed by the Company or its Bermuda subsidiary based upon the unique challenges of performing work in the Bermuda market, including the cost of living and maintaining a residence, travel to and from the island and additional tax expenses primarily resulting from the housing and travel benefits. We believe that providing these benefits is common practice for other Bermuda based insurers, and is consistent with our goal to attract and retain talented executive officers. During 2022, Mr. Heinlein was the only named executive officer that received benefits in connection with performing work in Bermuda.
Leadership Recognition Program. In addition to the other benefits paid to our named executive officers, Mr. Schmitzer receives an annual retention payment under the James River Management Company, Inc. Leadership Recognition Program (the “Recognition Program”). The Recognition Program was adopted by James River Management Company, Inc., one of the Company’s subsidiaries, effective September 30, 2011, to help attract and retain key employees of our excess and surplus lines business. Under the Recognition Program, the Chief Executive Officer of our U.S. holding company, or in the case of executive officers of the Company, our Board of Directors, upon recommendation of the Compensation Committee, selects the employees who participate in the Recognition Program and determines the annual dollar amount to be credited to each participant’s account under the Recognition Program. The dollar amount credited to a participant’s account under the Recognition Program each year is paid to the participant in five equal annual installments, commencing as of the end of the second plan year beginning after the year in which the amount was credited to the participant’s account. Participants must be employed at the time of payment of an installment to be entitled to receive the payment, subject to certain exceptions described under “Potential Payments upon Termination or Change of Control”.
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
Mr. Schmitzer received a payout under the terms of the Recognition Program in 2022 of $40,250 based on amounts credited to his account in prior years. Mr. Schmitzer’s last payment under the program will be in 2023.
Share Ownership Guidelines
In July 2022, the Board, at the recommendation of the Committee, adopted share ownership guidelines (the “Guidelines”) to more closely align the financial interests of the Company’s directors and executive and other senior officers with those of the Company’s shareholders. Pursuant to the Guidelines, within five years of becoming subject to the Guidelines, (i) non-employee directors are required to beneficially own common shares with a fair market value equal to three times their annual cash retainer, (ii) the Company’s Chief Executive Officer is required to beneficially own common shares with a fair market value equal to five times his annual base salary, and (iii) other executive officers and designated members of the senior management team of the Company are required to beneficially own common shares with a fair market value equal to three times their annual base salary. In calculating ownership under the Guidelines, common shares subject to restricted share units with time-based vesting requirements are counted as owned shares (but shares subject to performance restricted share units are not).
For purposes of the Guidelines, the fair market value of the common shares is established using the greater of (i) the average closing price of the common shares on the Nasdaq Stock Market for the 30 trading day period immediately prior to the applicable determination date (the “Market Price”) or (ii) the price paid at the time of purchase, or, if the shares were not purchased (for example, if the shares were acquired on exercise of an equity award), the closing price of the common shares on the Nasdaq Stock Market on the date of acquisition.
Notwithstanding the foregoing, pursuant to the Guidelines, (a) shares subject to eligible unvested restricted share units are valued at the greater of (i) the Market Price or (ii) the closing price on the Nasdaq Stock Market on the grant date, and (b) shares received upon the vesting of RSUs are valued at the greatest of (i) the Market Price, (ii) the closing price on the Nasdaq Stock Market on the grant date, or (iii) the closing price of shares on the Nasdaq Stock Market on the date of vesting.
Pursuant to the Guidelines, covered persons are required to retain 100% of the net-after-tax shares received for one year following the vesting or settlement of an equity award regardless of whether the Guidelines have been met, and additionally, until a covered participant comes into compliance with the applicable ownership level, such person must retain 75% of the net-after tax shares received upon vesting or settlement of an equity award.
Termination Benefits
Each of our named executive officers is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances. This arrangement provides the named executive officers with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our named executive officers continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the named executive officer’s termination, such as confidentiality, non-compete and non-solicitation requirements and the requirement that named executive officers execute a general release in favor of the Company in order to receive benefits. Named executive officers may also receive benefits with respect to unpaid amounts under the STI Plan, unvested equity awards under our 2014 LTIP, and in the case of Mr. Schmitzer, unpaid amounts under the Recognition Program. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control”.
Response to Say-on-Pay Results
In 2018, our shareholders selected, on an advisory basis, the option to hold an advisory vote on executive compensation every year, and after giving this vote consideration, our Board selected an annual frequency to hold the advisory vote. In the 2022 advisory vote, shareholders holding approximately 98.5% of our common shares that were voted on the proposal voted in favor of the compensation of our named executive officers as described in our 2022 proxy statement. We considered the result of the 2022 advisory vote and believe that it affirms shareholder approval of our current approach to compensation of our executive officers. Therefore, we plan to continue our current approach to executive compensation.

Compensation Committee Report
The members of the Compensation Committee of the Company have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K and in the definitive proxy statement for our 2023 annual general meeting of shareholders.
Compensation Committee
Patricia H. Roberts (Chairperson)
Matthew B. Botein
Ollie L. Sherman, Jr.

Summary Compensation Table
The following table provides information regarding the compensation of our 2022 named executive officers:

Name and Principal Position	Year	Salary	Bonus	Share Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
		($)	($)	($)	($)	($)	($)
Frank N. D’Orazio, Chief Executive Officer	2022	$912,500	—	$1,274,998	$881,155	$53,282	$3,121,935
	2021	$850,000	$425,000	—	—	$42,980	$1,317,980
	2020(3)	$141,667	$200,000	$2,999,965	—	$113	$3,341,745
Sarah C. Doran, Chief Financial Officer	2022	$544,167	—	$590,236	$523,930	$48,737	$1,707,070
	2021	$512,500	$257,500	$249,994	—	$35,570	$1,055,564
	2020	$491,667	$250,000	$1,099,950	—	$67,342	$1,908,959
Richard J. Schmitzer, President and Chief Executive Officer, Excess and Surplus Lines segment	2022	$648,750	—	$642,388	$618,085	$86,677	$1,995,900
	2021	$642,500	$312,917	$329,574	—	$195,371	$1,480,362
	2020	$625,833	$312,917	$542,459	—	$185,678	$1,666,887
Terence M. McCafferty, President and Chief Executive Officer, Specialty Admitted Insurance segment	2022	$416,667	—	$399,996	$404,124	$35,050	$1,255,837
	2021	$397,708	$320,000	$386,245	—	$36,347	$1,140,300
	2020	$384,375	$288,281	$374,966	—	$27,071	$1,074,693
Daniel J. Heinlein, President and Chief Executive Officer, Casualty Reinsurance segment	2022	$362,500	—	$402,497	$336,165	$280,273	$1,381,435
	2021	$348,317	$175,000	$169,912	—	$226,270	$919,499
	2020	$338,250	$169,950	$329,978	—	$222,752	$1,060,930
______________________
(1) Represents the aggregate grant date fair value of RSUs awarded under the 2014 Long-Term Incentive Plan (the “2014 LTIP”) computed in accordance with FASB ASC Topic 718.
(2) See the immediately following table for a breakdown of the compensation included in the All Other Compensation column.
(3) Mr. D’Orazio joined the Company in November 2020.

The following table provides a breakdown of the amounts set forth in the All Other Compensation column of the Summary Compensation Table:

Name	401(k) Plan Contribution	Transportation (a)	Housing (b)	Taxes (c)	Retention Award (d)	Accrued Dividends Paid Upon Vesting of RSU Awards	Other (e)	Total All Other Compensation
	($)	($)	($)	($)	($)	($)	($)	($)
Frank N. D’Orazio	$18,300	—	—	—	—	$34,469	$513	$53,282
Sarah C. Doran	$18,300	—	—	—	—	$29,924	$513	$48,737
Richard J. Schmitzer	$18,300	—	—	—	$40,250	$27,614	$513	$86,677
Terence M. McCafferty	$18,300	—	—	—	—	$16,237	$513	$35,050
Daniel J. Heinlein	$18,300	$23,395	$141,321	$55,735	—	$16,544	$24,978	$280,273
______________________
(a) For Mr. Heinlein, the transportation benefit represents home leave and travel costs incurred for travel to Bermuda, as well as the cost of any occasional family travel to Bermuda paid for by the Company. On one occasion in 2022, family members of Ms. Doran accompanied her on business travel and stayed in Company-paid accommodations. There is no incremental cost to the Company for this travel.
(b) The housing benefit represents the cost of housing and utilities in Bermuda paid or reimbursed by the Company for Mr. Heinlein. Mr. Heinlein’s family lives in housing paid for by the Company. There is no incremental cost allocated for family use of this home.
(c) The tax benefit represents Tax Equalization Payments made to Mr. Heinlein.
(d) Represents amount of retention award paid in 2022 pursuant to the James River Management Company, Inc. Leadership Recognition Program.
(e) The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Mr. Heinlein also includes tax preparation services and club membership fees paid by the Company for the purpose of business entertainment.

Grants of Plan-Based Awards
The following table provides information regarding grants of equity awards to our named executive officers during 2022 and threshold, target and maximum annual incentive opportunities for named executive officers for performance in 2022 pursuant to the STI Plan. All equity awards granted to our named executive officers in 2022 were in the form of RSUs and were made under our 2014 LTIP.

			Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Date of Board Action (if different from Grant Date)(2)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Option Awards ($)(3)
Frank N. D’Orazio	3/2/2022	2/21/2022				62,195	$1,274,998
	7/26/2022		$462,500	$925,000	$1,387,500
Sarah C. Doran	3/2/2022	2/21/2022				28,792	$590,236
	7/26/2022		$275,000	$550,000	$825,000
Richard J. Schmitzer	3/2/2022	2/21/2022				31,336	$642,388
	7/26/2022		$325,000	$650,000	$975,000
Terence M. McCafferty	3/2/2022	2/21/2022				19,512	$399,996
	7/26/2022		$210,000	$420,000	$630,000
Daniel J. Heinlein	3/2/2022	2/21/2022				19,634	$402,497
	7/26/2022		$182,500	$365,000	$547,500
______________________
(1) The amounts shown represent each named executive officer’s threshold, target and maximum annual incentive opportunities for performance in 2022, pursuant to the STI Plan. The actual amount of each named executive officer’s award is based on the achievement of certain performance goals as discussed in our Compensation Discussion and Analysis. The annual cash incentive awards earned by our named executive officers for performance in 2022 were paid during the first quarter of 2023.
(2) On February 21, 2022, the Board, at the recommendation of the Committee, approved the equity awards to be granted to the named executive officers, but in accordance with the Committee and Board’s policy adopted in 2021, the grant date was not until the second trading day following the public dissemination of the Company’s 2021 fiscal year-end earnings release.
(3) The grant date fair value of the RSUs was calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2022.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Frank N. D’Orazio	11/2/2020(2)	—	—	—	—	20,890	$436,810
	3/2/2022(2)	—	—	—	—	62,195	$1,300,497
Sarah C. Doran	2/19/2020(2)	—	—	—	—	3,444	$72,014
	10/28/2020(2)	—	—	—	—	4,141	$86,588
	2/17/2021(2)	—	—	—	—	3,318	$69,379
	3/2/2022(2)	—	—	—	—	28,792	$602,041
Richard J. Schmitzer	2/16/2016(3)	43,427	—	$32.07	2/15/2023	—	—
	2/19/2020(2)	—	—	—	—	4,152	$86,818
	2/17/2021(2)	—	—	—	—	4,374	$91,460
	3/2/2022(2)	—	—	—	—	31,336	$655,236
Terence M. McCafferty	2/19/2020(2)	—	—	—	—	2,870	$60,012
	2/17/2021(2)	—	—	—	—	5,126	$107,185
	3/2/2022(2)	—	—	—	—	19,512	$407,996
Daniel J. Heinlein	2/14/2017(3)	6,266	—	$42.17	2/14/2024	—	—
	2/19/2020(2)	—	—	—	—	2,526	$52,819
	2/17/2021(2)	—	—	—	—	2,255	$47,152
	3/2/2022(2)	—	—	—	—	19,634	$410,547
______________________
(1) Market value is calculated as the number of common shares indicated multiplied by $20.91, which was the closing price of the Company’s common shares on December 30, 2022, the last trading day of 2022, as reported by the NASDAQ Stock Market.
(2) Vesting occurs in three equal annual installments beginning on the first anniversary of the grant date.
(3) Vesting occurred in three equal annual installments beginning on the first anniversary of the grant date.

Option Exercises and Stock Vested
The following table presents certain information concerning the exercise of stock options and the vesting of stock awards held by our named executive officers during 2022.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Frank N. D’Orazio	—	—	20,890	$499,898
Sarah C. Doran	—	—	12,808	$336,551
Richard J. Schmitzer	—	—	10,512	$282,617
Terence M. McCafferty	—	—	7,175	$192,516
Daniel J. Heinlein	—	—	6,189	$166,450
______________________
(1) The value realized equals the closing sales price of our common shares on the vesting date as reported on the NASDAQ Stock Market, multiplied by the number of shares as to which the RSUs vested.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for any of our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2022.
Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2022 compensation of our Chief Executive Officer, Frank N. D’Orazio, to the total compensation for 2022 of our median employee. We determined our median employee for purposes of the disclosure by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2022 for every full-time, part-time and short-term employee employed by us at December 31, 2022 (excluding Mr. D’Orazio). We annualized this pay for employees who had worked for us for less than a full year. Once we determined the median employee, we calculated that employee’s total compensation for 2022 in the same manner utilized to determine the amount reported for Mr. D’Orazio in the “Total Compensation” column in our 2022 Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s total annual compensation was $3,121,935 and our median employee’s total annual compensation was $90,964. The ratio of the total annual compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2022 is approximately 34 to 1.
Potential Payments upon Termination or Change of Control
Employment Agreements
We are a party to an employment agreement with each of our named executive officers. The employment agreements provide for certain payments and benefits to be provided to our named executive officers if their employment is terminated by us without Cause (as defined in each employment agreement) or by the named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a 12 month period (except in the case of (A) Mr. D’Orazio, who will receive such benefit for 18 months, and (B) Mr. McCafferty, who will receive such benefit for 18 months following a termination by the Company of his employment without Cause or termination by him for Good Reason, and 12 months in the event of a Non-Renewal Termination); provided that, in the event post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, (iii) any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay each named executive officer accrued but not yet paid base salary and any accrued but unused vacation, as well as accrued and not yet paid Tax Equalization Payments, in each case through the date of termination of such executive officer’s employment.
Additionally, Ms. Doran and Mr. Heinlein are entitled to reimbursement for relocation expenses from North Carolina, in the case of Ms. Doran, and Bermuda, in the case of Mr. Heinlein, under the circumstances specified in the applicable named executive officer’s chart set forth below under “Quantification of Termination Benefits”.
Separation Payments
The table below sets forth the manner to calculate the Separation Payment pursuant to each named executive officer’s employment agreement, and the period after termination that he or she will be eligible to receive a Separation Payment. Unless otherwise specified, the period for payment is the same for an executive officer irrespective of whether (i) the termination was initiated by the Company without Cause or pursuant to a Non-Renewal Termination, or such executive officer resigned for Good Reason, and (ii) the termination occurred in the 12-month period following a Change in Control (as defined in the employment agreements where relevant to an employee’s separation arrangements).

Name	Manner to Calculate Separation Payment and Period of Payment
Frank N. D’Orazio	Amount per month equal to base salary in effect on the date of termination divided by 12, payable for 18 months.
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

Richard J. Schmitzer
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

Terence M. McCafferty
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

Daniel J. Heinlein
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
Non-Equity Incentive Plan Compensation
Pursuant to the terms of the STI Plan, to receive a payout, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rated for the period employed), (ii) a qualifying retirement, termination without Cause, a Non-Renewal Termination, or resignation by the executive for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination or resignation by the participant for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed). Notwithstanding the foregoing, pursuant to the terms of Mr. D’Orazio’s employment agreement, he shall be entitled to receive, upon termination without Cause, a Non-Renewal Termination, or resignation by him for Good Reason, payment at target level, pro-rated for the period employed.
For the 2022 STI Plan awards, a qualifying retirement may occur upon retirement upon a participant being at least age 70. Commencing with the 2023 awards, a qualifying retirement may occur upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50 and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant. The Committee did not elect to establish an earlier retirement age for any participant in connection with the 2023 STI Plan awards.
Equity Awards
Pursuant to the terms of awards of RSUs and share options under the 2014 LTIP made in 2022 and prior years, if the employment of a named executive officer is terminated without Cause, or such named executive officer terminates his or her employment for Good Reason (in each case as defined in the named executive officer’s employment agreement), following a Change in Control (as defined in the 2014 LTIP), then all of such named executive officer’s unvested outstanding RSUs and share options shall accelerate and become vested. In any other circumstance that a named executive officer is terminated, his or her unvested options and RSUs will be forfeited on the date that such officer’s employment with the Company terminates.
Pursuant to the terms of the PRSUs issued under the LTI Plan commencing in 2023, for the PRSUs to vest, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rata for the period employed), (ii) a qualifying retirement (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to the settlement of the award, followed by termination without cause of the participant, a Non-Renewal Termination, or resignation by the participant for good reason (in which case, PRSUs vest based upon actual performance for the full performance period, pro-rated for the period employed).
Pursuant to the terms of the service-based RSUs issued under the LTI Plan commencing in 2023, a recipient must remain employed on a vesting date for vesting to occur, subject to certain exceptions for (i) separation due to death or disability (in which case, all remaining unvested RSUs would vest), (ii) a qualifying retirement (in which case, the service-based RSUs that would vest on the next annual vesting date will vest, and any other remaining service-based RSUs will be forfeited) and (iii) a change in control of the Company prior to a vesting date, followed by termination without cause of the participant, a Non-Renewal Termination, or resignation by the participant for good reason (in which case, all remaining unvested service-based RSUs would vest).
For purposes of the PRSUs and service-based awards issued under the LTI Plan, a qualifying retirement may occur upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50 and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant.

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
Recognition Program
Pursuant to the Recognition Program, Mr. Schmitzer may be entitled to receive payments upon death, retirement or a Change in Control (as defined under the Recognition Program). Under the Recognition Program, if the Company has not acted to terminate a participant’s account prior thereto, and if a participant retires or dies while an employee of the Company after attaining age 65 and performing 10 years of continuous service (a “Qualified Separation”), then the value of the participant’s account shall be paid to him or his beneficiary in three equal annual installments commencing in the plan year in which the Qualified Separation occurs; provided that in the case of a Qualified Separation due to retirement, the participant has entered into a non-competition and non-solicitation agreement with the Company. Mr. Schmitzer has satisfied the requirements for a Qualified Separation.
If a Change in Control (as defined in the Recognition Program) occurs, and if the Company has not acted to terminate a participant’s account, then each participant employed by the Company as of the date of the Change in Control shall be entitled to payment of their account in three equal annual installments commencing in the plan year during which the Change of Control occurs. A participant must remain employed by the Company on the date actual payment is to be made to be eligible to receive any such payment, unless the participant experiences a Qualified Separation or is terminated by the Company without Cause (as defined in the Recognition Program).
Quantification of Termination Benefits
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2022, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for RSUs is determined in accordance with SEC rules as the number of shares subject to RSUs that received accelerated vesting, multiplied by $20.91, which was the closing price of our common shares on December 30, 2022, the last trading day of 2022, as reported by the NASDAQ Stock Market. The value for RSUs also includes the aggregate amount of dividends that had accrued on unvested RSUs, which amount is paid upon vesting of the awards.

Frank N. D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2022, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$1,387,500	$1,387,500	$1,387,500	—	—
Insurance	$30,886	$30,886	$30,886	—	—
Non-Equity Incentive Plan Compensation	$925,000	$925,000	$925,000	$925,000	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$1,785,259	—	—	—
Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to had she been terminated on December 31, 2022, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of her employment by the Company without Cause, by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$1,100,000	$1,375,000	$1,375,000	—	—
Insurance	$16,949	$16,949	$16,949	—	—
Non-Equity Incentive Plan Compensation	$523,930	$523,930	$523,930	$550,000	—
Relocation Expenses from North Carolina	$100,000	$100,000	$100,000	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$856,420	—	—	—

Richard J. Schmitzer. The following table describes the potential estimated payments that Mr. Schmitzer would have been entitled to had he been terminated on December 31, 2022, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Schmitzer’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Schmitzer would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants. Additionally, with respect to benefits payable under the Recognition Program, the amount set forth below assumes that the Company has not reduced, modified or terminated any amounts credited to Mr. Schmitzer’s account, which it is permitted to do in its sole discretion under the Recognition Program, and that in a case of payment for a Change in Control without an accompanying termination of employment, Mr. Schmitzer either remains employed by the Company until the date that all payments are made, or is terminated without cause prior to such date.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Non-Renewal Termination (without Change in Control)	Without Cause (with Change in Control)	For Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Change in Control (without Accompanying Termination)	Death or Disability	Retirement
Separation Payment	$975,000	$650,000	$1,950,000	$1,950,000	$1,300,000	—	—	—
Insurance	$13,686	$13,686	$13,686	$13,686	$13,686	—	—	—
Non-Equity Incentive Plan Compensation	$618,085	$618,085	$618,085	$618,085	$618,085	—	$650,000	—
Discretionary Cash Bonus	$104,306	$104,306	$104,306	$104,306	$104,306	—	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	—	$856,700	$856,700	—	—	—	—
Recognition Program	—	—	$40,250	—	—	$40,250	$40,250(1)	$40,250
______________________
(1) In the event of Mr. Schmitzer’s death, his family will be entitled to this benefit.

Terence M. McCafferty. The following table describes the potential estimated payments that Mr. McCafferty would have been entitled to had he been terminated on December 31, 2022, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. McCafferty’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. McCafferty would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)	Death or Disability	Retirement
Separation Payment	$630,000	$1,050,000	$420,000	—	—
Insurance	$25,423	$25,423	$16,949	—	—
Non-Equity Incentive Plan Compensation	$404,124	$404,124	$404,124	$420,000	—
Discretionary Cash Bonus	$106,667	$106,667	$106,667	—	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$593,733	—	—	—

Daniel J. Heinlein. The following table describes the potential estimated payments that Mr. Heinlein would have been entitled to had he been terminated on December 31, 2022, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Heinlein’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Pursuant to the terms of his employment agreement, Mr. Heinlein would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits described herein, and not be obligated to repay the Company any amounts received. The payment for the relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with or without Change in Control)	Executive Initiated Non-Renewal Termination	Death or Disability	Retirement
Separation Payment	$547,500	$730,000	$365,000	—	—	—
Insurance	$20,238	$20,238	$20,238	—	—	—
Non-Equity Incentive Plan Compensation	$336,165	$336,165	$336,165	—	$365,000	—
Discretionary Cash Bonus	$58,333	$58,333	$58,333	—	—	—
Relocation Expenses from Bermuda	$25,000	$25,000	$25,000	$25,000	$25,000(1)	—
RSUs (amount includes accrued dividends payable upon vesting)	—	$524,169	—	—	—	—
______________________
(1) In the event of Mr. Heinlein’s death, his family will be entitled to this benefit.

Compensation Risk Assessment
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking, or are reasonably likely to have a material adverse effect on the Company. We believe that the combination of fixed base salaries, non-equity short-term incentive awards and, beginning with the initial awards of PRSUs and Service Based RSUs under the LTI Plan in February 2023, long-term incentive awards, represents an appropriate balance of fixed and variable compensation opportunities. We believe that the combination of short-term (STI Plan awards) and long-term (LTI Plan awards) components provides an incentive for executives to maintain a long-term perspective in conducting business, rather than seeking short-term gain. This is particularly the case as the long-term incentive awards, awarded in the form of PRSUs and Service Based RSUs, together representing one-third of an executive’s total compensation opportunity, are to vest (i) in the case of PRSUs, based on financial performance metrics measured over a three-year performance period, and (ii) in the case of Service Based RSUs, in annual installments over a three-year period. The use of a maximum payout for awards under the STI Plan and LTI Plan also mitigates the risk employees may take because there are no opportunities for excessive awards. Further, the goals utilized in our STI Plan are primarily based upon company-wide measures derived from our annual budget, with the performance metrics reviewed and approved by our Board following prior approval by the Committee. The fact that the performance objectives in the STI Plan and LTI Plan are largely company-wide reduces the likelihood that an employee could take actions to significantly influence performance in an attempt to increase the payout. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks.
Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Compensation Committee if any concerns should arise.
Compensation Committee Interlocks and Insider Participation
During 2022, each of Ms. Roberts (Chairperson), Mr. Sherman, Mr. Srinivasan and Mr. Masters served on our Compensation Committee (with Mr. Srinivasan and Mr. Masters serving on the committee for a portion of the year, prior to their departure from the Board). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Compensation of Directors
Our non-employee directors (excluding Mr. Abram, whose director compensation is described below, and Mr. Botein) receive an annual cash retainer in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and a restricted stock unit (“RSU”) award with a fair market value of $50,000 per year. The awards of RSUs are made from the Non-Employee Director Plan and vest in full on the first anniversary of the date of the grant.
In addition to the aforementioned compensation, the Chairman of our Audit Committee is paid additional cash compensation in the amount of $25,000 per year for service in such capacity. No other committee chairman or committee member receives additional compensation for such service.
Mr. Abram, as our Non-Executive Chairman, is paid a retainer of $18,750 per month in cash, for such service, which amount is paid to him monthly. Mr. Botein, who joined the Board in 2023, does not receive compensation for his service as a director, pursuant to the terms of the Investment Agreement relating to the issuance of our Series A Preferred Shares, described under Item 13. “Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions”.

The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(4)	Total
	($)	($)	($)	($)
J. Adam Abram	$225,000	—	—	$225,000
Thomas L. Brown	$137,500	$50,000	—	$187,500
Janet R. Cowell	$102,242	$50,000(3)	$1,194	$153,436
Kirstin M. Gould	$125,000	$50,000	—	$175,000
Jerry R. Masters	$75,000	$50,000(3)	$1,194	$126,194
Peter B. Migliorato	$22,758	—	—	$22,758
Michael T. Oakes	$125,000	$50,000	$1,194	$176,194
Patricia H. Roberts	$125,000	$50,000	$1,194	$176,194
Ollie L. Sherman, Jr.	$125,000	$50,000	$1,194	$176,194
Sundar S. Srinivasan	$102,242	$50,000(3)	$1,194	$153,436
______________________
(1) The cash compensation paid to Messrs. Masters, Migliorato and Srinivasan, and Ms. Cowell was prorated based upon the portion of the year that such individuals served as directors during 2022. Mr. Masters served as a Class II director until his retirement on April 26, 2022. Mr. Srinivasan and Ms. Cowell served as directors until the expiration of their terms as Class II directors at our 2022 annual general meeting of shareholders, at which time Mr. Migliorato joined the board as a Class II director.
(2) Represents the grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan (the “2014 Director Plan”), calculated in accordance with FASB ASC Topic 718.
(3) The restricted share unit awards to Ms. Cowell and Messrs. Masters and Srinivasan were forfeited upon their departure from the board of directors.
(4) Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	12,195(2)	—	82,586
2014 Long-Term Incentive Plan, as amended	941,237(3)	$35.26	1,629,298
Equity compensation plans not approved by shareholders:	—	—	—
Total	953,432	$35.26	1,711,884
______________________
(1) RSUs are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2) Consists solely of RSUs
(3) Includes 653,263 RSUs.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of April 1, 2023 regarding the beneficial ownership of our common shares by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common shares, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table appearing in Item 11 above and (4) all directors and executive officers as of April 1, 2023 as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options or conversion of a security held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2023. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or convertible security for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of April 1, 2023, there were a total of 37,619,226 common shares and 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), issued and outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned	Number of Series A Preferred Shares Beneficially Owned	Percentage of Series A Preferred Shares Beneficially Owned
5% or more Shareholders:
GPC Partners Investments (Thames) LP	5,640,158(1)	13.0%	150,000	100%
BlackRock, Inc.	5,492,584(2)	14.6%
T. Rowe Price Investment Management, Inc.	3,583,161(3)	9.5%
The Vanguard Group	2,395,090(4)	6.4%
Champlain Investment Partners, LLC	2,029,835(5)	5.4%
Directors and Executive Officers: (6)
J. Adam Abram	482,943	1.3%
Frank N. D’Orazio	90,226	*
Matthew B. Botein	5,640,158(7)	13.0%	150,000	100%
Thomas L. Brown	9,439	*
Kirstin M. Gould	9,589	*
Dennis J. Langwell	—	*
Peter B. Migliorato	—	*
Michael T. Oakes	19,442	*
Patricia H. Roberts	10,887	*
Ollie L. Sherman, Jr.	13,236	*
Sarah C. Doran	52,884	*
Richard J. Schmitzer	206,213	*
Terence M. McCafferty	23,752	*
Daniel J. Heinlein	29,712(8)	*
All directors and executive officers as a group (16 persons)	6,596,614(9)	15.2%	150,000	100%
______________________
* Represents beneficial ownership of less than 1%.

(1) Information is based on the Schedule 13D filed with the SEC on January 13, 2023 by GPC Partners Investments (Thames) LP (“GPC Thames”), GPC Partners II GP LLC (“GPC II GP”), Gallatin Point Capital LLC (“Gallatin Point”), Matthew B. Botein and Lewis A. (Lee) Sachs (collectively, the “GPC Parties”). The GPC Parties reported beneficial ownership of 5,640,158 common shares (the “Subject Shares”) issuable upon conversion of Series A Preferred Shares. GPC Thames, GPC II GP and Gallatin Point reported sole voting and sole dispositive power over the Subject Shares, and Messrs. Botein and Sachs reported shared voting power and shared dispositive power over the Subject Shares. GPC Thames is the direct holder of the Series A Preferred Shares that may be converted into the Subject Shares. The Series A Preferred Shares vote on an as converted basis with holders of our common shares; provided, however, that pursuant to the terms of the Series A Preferred Shares, they may not be voted by the GPC Parties in excess of 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of our outstanding voting securities.
Gallatin Point is the managing member of GPC II GP, which, in turn, is the general partner of GPC Thames. Messrs. Botein and Sachs jointly control Gallatin Point through multiple intermediate entities. The address of the GPC Parties is 600 Steamboat Road, Greenwich, CT 06830.
(2) Information is based on Amendment No. 8 to Schedule 13G filed with the SEC on January 26, 2023 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 5,429,236 common shares and sole dispositive power over 5,492,584 common shares. The common shares are reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(3) Information is based on the Schedule 13G filed with the SEC on February 14, 2023 by T. Rowe Price Investment Management, Inc. (“Price Investment Management”) and T. Rowe Price Small-Cap Value Fund, Inc. (“Price Fund”, together, the “Price Parties”). Price Investment Management reported sole voting power over 1,267,620 common shares and sole dispositive power over 3,583,161 common shares. Price Fund reported sole voting power over 2,283,810 common shares. The address of the Price Parties is 100 E. Pratt Street, Baltimore, MD 21202.
(4) Information is based on Amendment No. 4 to Schedule 13G filed with the SEC on February 9, 2023 by The Vanguard Group (“Vanguard”). Vanguard reported shared voting power over 41,273 common shares, sole dispositive power over 2,321,578 common shares and shared dispositive power over 73,512 common shares. The common shares are reported as beneficially owned by Vanguard and certain of its clients, including investment companies registered under the Investment Company Act of 1940, and other managed accounts. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA, 19355.
(5) Information is based on the Schedule 13G filed with the SEC on February 13, 2023 by Champlain Investment Partners, LLC (“Champlain”). Champlain reported sole voting power over 1,547,540 common shares and sole dispositive power over 2,029,835 common shares. The common shares are reported as beneficially owned by Champlain as an investment adviser. The address of Champlain is 180 Battery Street, Burlington, VT 05401.
(6) The address of each director and executive officer listed is c/o James River Group Holdings, Ltd., P. O. Box 1502, Hamilton HM FX, Bermuda.
(7) Represents beneficial ownership of 5,640,158 common shares issuable upon conversion of Series A Preferred Shares beneficially owned by the GPC Parties. See footnote 1 above.
(8) The reported amount includes 6,266 common shares issuable upon the exercise of vested options.
(9) The reported amount includes 6,266 common shares issuable upon the exercise of vested options and 5,640,158 common shares issuable upon conversion of Series A Preferred Shares beneficially owned by the GPC Parties. See footnote 1 above.

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
Related Party Transactions
On February 24, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with GPC Partners Investments (Thames) LP (“GPC Thames”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 of our Series A Preferred Shares, for an aggregate purchase price of $150 million, or $1,000 per share. The transaction closed on March 1, 2022. Holders of the Series A Preferred Shares will be entitled to a dividend at the initial rate of 7% per annum of the $1,000 liquidation preference, payable in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations) plus 5.2%. Dividends will accrue quarterly. Our director, Matthew B. Botein, is a founder and Managing Director of Gallatin Point Capital LLC.
Holders of the Series A Preferred Shares are entitled to vote with the holders of our common shares on an as-converted basis as determined in accordance with the Certificate of Designations setting forth the terms of the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to a separate class vote with respect to amendments to our organizational documents that have an adverse effect on the Series A Preferred Shares, authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A Preferred Shares, increases or decreases in the number of authorized Series A Preferred Shares, or the issuance of any additional Series A Preferred Shares other than in payment of dividends on the outstanding Series A Preferred Shares. In no event will the Series A Preferred Shares held by GPC Thames and its permitted transferees, together with any common shares received on conversion of Series A Preferred Shares or as dividends with respect to Series A Preferred Shares, be entitled to vote in excess of 9.9% of the aggregate voting power of our then-outstanding common shares on an as converted basis or of our outstanding voting securities. Upon a transfer of Series A Preferred Shares to an unaffiliated third party, the voting limitation will cease to apply unless the third-party transferee affirmatively elects to be limited in the same manner as the transferor.
Until GPC Thames and its permitted transferees no longer beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate (a) at least 50% of the number of common shares beneficially owned by GPC Thames, on an as-converted basis, as of the closing date on March 1, 2022 and (b) beneficially own at least 5% of the number of common shares on an as-converted basis, GPC Thames will be entitled to designate one individual (the “Series A Designee”) for nomination to our Board of Directors. GPC Thames has designated Mr. Botein for nomination as the Series A Designee, and, accordingly, the Board approved the appointment of Mr. Botein to serve as a Class I director with a term expiring at the 2024 annual general meeting of the Company's shareholders. Mr. Botein’s appointment to the Board became effective on January 6, 2023, following receipt of applicable regulatory approvals.
For further information regarding the Investment Agreement, including a description of certain obligations and restrictions binding on the parties thereto and the terms of the Series A Preferred Shares, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on February 28, 2022 and March 8, 2022.
Director Independence
Our Board has reviewed the independence of our directors using the Nasdaq Stock Market independence standards. Based on this review, we have determined that Messrs. Botein, Brown, Langwell, Migliorato, Oakes and Sherman, Ms. Gould and Ms. Roberts are independent.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP (Charlotte, North Carolina, PCAOB ID: 42, “EY”) for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit Fees	$2,392,480	$2,020,095
Audit-Related Fees	—	—
Tax Fees	$298,300	$297,440
All Other Fees	$3,000	$4,165
Total Fees	$2,693,780	$2,321,700
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2022 and 2021.
Audit-related fees. Audit-related fees principally would include due diligence in connection with acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions.
Tax Fees. Tax fees in 2022 and 2021 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
All Other Fees. All other fees in 2022 and 2021 were for permitted accounting research software licensing fees.
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
During our 2022 and 2021 fiscal years, all audit, audit-related, tax fees and other fees for services performed by Ernst & Young LLP were pre-approved by the Audit Committee in compliance with applicable SEC requirements.

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

3.6	Fourth Amended and Restated Bye-Laws of James River Group Holdings, Ltd.†
4.1
Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.4	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.5	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.6	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.7	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.8	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.9	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+
4.10	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.11	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.12	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+

Exhibit Number	Description
4.13	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.14	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.15	Indenture, dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.16	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.17	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
4.18	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934†
10.1
Second Amended and Restated Credit Agreement, dated as of November 8, 2019, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association as Administrative Agent and Letter of Credit Issuer, KeyBank National Association, SunTrust Robinson Humphrey, Inc., and BMO Capital Markets Corp. as Joint Book Runners and Joint Lead Arrangers, Bank of Montreal and SunTrust Bank as Co-Syndication Agents, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 18, 2022, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd., KeyBank National Association as Administrative Agent and the lenders party thereto†

10.4
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.5
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.6
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.7
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.8
Second Amendment to Credit Agreement dated as of February 18, 2022 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

10.9
Third Amendment to Credit Agreement dated as of January 27, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender†

10.10
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

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

10.21	Form of Performance Restricted Share Unit Agreement†
10.22	Form of Service-Based Restricted Share Unit Agreement†
10.23	James River Group Holdings, Ltd. Short-Term Incentive Plan†
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

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.†
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm†
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
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

JAMES RIVER GROUP HOLDINGS, LTD.

By:	/s/ Frank N. D’Orazio	April 21, 2023
Frank N. D’Orazio Chief Executive Officer and Director