Form 10-Q
period 2023-03-31
James River Group Holdings, Ltd.
filed 2023-05-03
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at May 1, 2023: 37,619,226

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
•an adverse result in any litigation or legal proceedings we are or may become subject to; and
•other risks and uncertainties discussed elsewhere in this Quarterly Report.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2023	December 31, 2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2023 – $2,049,221; 2022 – $1,969,783)	$1,898,758	$1,783,417
Equity securities, at fair value (cost: 2023 – $115,854; 2022 – $117,169)	116,091	118,627
Bank loan participations, at fair value	146,768	154,991
Short-term investments	25,061	107,812
Other invested assets	27,184	27,447
Total invested assets	2,213,862	2,192,294

Cash and cash equivalents	199,898	173,164
Restricted cash equivalents	104,254	103,215
Accrued investment income	15,892	14,418
Premiums receivable and agents’ balances, net	326,499	340,525
Reinsurance recoverable on unpaid losses, net	1,541,497	1,520,113
Reinsurance recoverable on paid losses	158,761	114,242
Prepaid reinsurance premiums	261,693	274,165
Deferred policy acquisition costs	54,535	59,603
Intangible assets, net	35,585	35,676
Goodwill	181,831	181,831
Other assets	110,780	127,829
Total assets	$5,205,087	$5,137,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2023	December 31, 2022
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,841,993	$2,768,995
Unearned premiums	638,856	676,016
Payables to reinsurers	139,934	123,502
Funds held	297,002	310,953
Deferred reinsurance gain	36,954	20,091
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	43,732	59,566
Other liabilities	144,448	152,933
Total liabilities	4,469,274	4,438,411
Commitments and contingent liabilities
Series A redeemable preferred shares – 2023 and 2022: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2023 and 2022: $0.0002 par value; 200,000,000 shares authorized; 37,619,226 and 37,470,237 shares issued and outstanding, respectively	7	7
Additional paid-in capital	870,043	868,858
Retained deficit	(146,993)	(152,055)
Accumulated other comprehensive loss	(132,142)	(163,044)
Total shareholders’ equity	590,915	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,205,087	$5,137,075

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share amounts)
Revenues
Gross written premiums	$363,893	$359,936
Ceded written premiums	(180,673)	(184,077)
Net written premiums	183,220	175,859
Change in net unearned premiums	24,893	13,965
Net earned premiums	208,113	189,824
Net investment income	25,772	16,267
Net realized and unrealized gains (losses) on investments	407	(5,010)
Other income	1,309	867
Total revenues	235,601	201,948
Expenses
Losses and loss adjustment expenses	155,288	135,608
Other operating expenses	60,259	50,061
Other expenses	603	368
Interest expense	6,616	2,292
Amortization of intangible assets	91	91
Total expenses	222,857	188,420
Income before taxes	12,744	13,528
Income tax expense	3,136	3,323
Net income	9,608	10,205
Dividends on Series A preferred shares	(2,625)	(875)
Net income available to common shareholders	$6,983	$9,330

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $5,001 in 2023 and $(11,649) in 2022	30,902	(85,971)
Total comprehensive income (loss)	$40,510	$(75,766)

Net income per common share:
Basic	$0.19	$0.25
Diluted	$0.18	$0.25
Dividend declared per common share	$0.05	$0.05
Weighted-average common shares outstanding:
Basic	37,531,819	37,406,913
Diluted	37,785,452	37,554,662

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	9,608	—	9,608
Other comprehensive income	—	—	—	—	30,902	30,902
Vesting of RSUs	148,989	—	(1,507)	—	—	(1,507)
Compensation expense under share incentive plans	—	—	2,692	—	—	2,692
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,921)	—	(1,921)
Balances at March 31, 2023	37,619,226	$7	$870,043	$(146,993)	$(132,142)	$590,915

Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	10,205	—	10,205
Other comprehensive loss	—	—	—	—	(85,971)	(85,971)
Vesting of RSUs	75,248	—	(922)	—	—	(922)
Compensation expense under share incentive plans	—	—	1,786	—	—	1,786
Dividends on Series A preferred shares	—	—	—	(875)	—	(875)
Dividends on common shares	—	—	—	(1,908)	—	(1,908)
Balances at March 31, 2022	37,448,314	$7	$862,904	$(159,241)	$(55,993)	$647,677

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities
Net cash provided by operating activities (a)	$19,452	$65,355
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(101,374)	(154,091)
Sales – fixed maturity securities	—	22,450
Maturities and calls – fixed maturity securities	21,726	48,781
Purchases – equity securities	(5,081)	(2,747)
Sales – equity securities	6,745	5,089
Bank loan participations:
Purchases	(8,288)	(33,536)
Sales	10,494	20,983
Maturities	7,755	7,571
Other invested assets:
Return of capital	510	214
Proceeds from sales	1,153	—
Short-term investments, net	82,751	(10,771)
Securities receivable or payable, net	2,032	10,652
Purchases of property and equipment	(1,297)	(1,729)
Net cash provided by (used in) investing activities	17,126	(87,134)
Financing activities
Senior debt repayments	—	(40,000)
Issuance of Series A preferred shares (Note 12)	—	144,898
Common share repurchases	(1,507)	(922)
Dividends on Series A preferred shares	(5,250)	—
Dividends on common shares	(2,048)	(2,121)
Net cash (used in) provided by financing activities	(8,805)	101,855
Change in cash, cash equivalents, and restricted cash equivalents	27,773	80,076
Cash, cash equivalents, and restricted cash equivalents at beginning of period	276,379	292,128
Cash, cash equivalents, and restricted cash equivalents at end of period	$304,152	$372,204
Supplemental information
Interest paid	$7,307	$2,495

Restricted cash equivalents at beginning of period	$103,215	$102,005
Restricted cash equivalents at end of period	$104,254	$102,009
Change in restricted cash equivalents	$1,039	$4

(a) Cash provided by operating activities for the three months ended March 31, 2023 and 2022 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by operating activities was $18.4 million and $65.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited annual consolidated financial statements.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $9.2 million at March 31, 2023 and December 31, 2022, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits on share based compensation. For the three months ended March 31, 2023 and 2022, our U.S. federal income tax expense was 24.6% of the income before taxes in each period. The effective rate exceeded the 21.0% U.S. statutory rate in both periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective quarters primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
Adopted Accounting Standards
There were no new accounting standards adopted in 2023 that materially impacted the Company's financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2023
Fixed maturity securities:
State and municipal	$388,817	$1,840	$(44,463)	$346,194
Residential mortgage-backed	471,852	2,109	(31,880)	442,081
Corporate	772,885	3,116	(56,828)	719,173
Commercial mortgage and asset-backed	341,742	149	(21,837)	320,054
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,925	61	(2,730)	71,256
Total fixed maturity securities, available-for-sale	$2,049,221	$7,275	$(157,738)	$1,898,758
December 31, 2022
Fixed maturity securities:
State and municipal	$386,456	$712	$(56,316)	$330,852
Residential mortgage-backed	437,702	801	(37,254)	401,249
Corporate	734,976	1,528	(66,292)	670,212
Commercial mortgage and asset-backed	335,066	76	(26,127)	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	8	(3,502)	72,089
Total fixed maturity securities, available-for-sale	$1,969,783	$3,125	$(189,491)	$1,783,417
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2023 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$65,003	$63,951
After one year through five years	525,508	504,265
After five years through ten years	378,716	339,759
After ten years	266,400	228,648
Residential mortgage-backed	471,852	442,081
Commercial mortgage and asset-backed	341,742	320,054
Total	$2,049,221	$1,898,758

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2023
Fixed maturity securities:
State and municipal	$69,241	$(3,073)	$222,575	$(41,390)	$291,816	$(44,463)
Residential mortgage-backed	148,585	(4,758)	177,694	(27,122)	326,279	(31,880)
Corporate	256,892	(9,429)	334,957	(47,399)	591,849	(56,828)
Commercial mortgage and asset-backed	66,808	(2,291)	235,846	(19,546)	302,654	(21,837)
U.S. Treasury securities and obligations guaranteed by the U.S. government	22,774	(360)	39,563	(2,370)	62,337	(2,730)
Total fixed maturity securities, available-for-sale	$564,300	$(19,911)	$1,010,635	$(137,827)	$1,574,935	$(157,738)
December 31, 2022
Fixed maturity securities:
State and municipal	$241,586	$(34,840)	$72,805	$(21,476)	$314,391	$(56,316)
Residential mortgage-backed	225,870	(18,823)	98,594	(18,431)	324,464	(37,254)
Corporate	412,942	(33,417)	167,541	(32,875)	580,483	(66,292)
Commercial mortgage and asset-backed	184,985	(12,829)	114,955	(13,298)	299,940	(26,127)
U.S. Treasury securities and obligations guaranteed by the U.S. government	47,106	(1,699)	21,808	(1,803)	68,914	(3,502)
Total fixed maturity securities, available-for-sale	$1,112,489	$(101,608)	$475,703	$(87,883)	$1,588,192	$(189,491)

At March 31, 2023, the Company held fixed maturity securities of 543 issuers that were in an unrealized loss position with a total fair value of $1,574.9 million and gross unrealized losses of $157.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At March 31, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at March 31, 2023 had an aggregate fair value of $2.3 million and an aggregate net unrealized loss of $174,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2023, December 31, 2022, or March 31, 2022. During the three months ended March 31, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to its intent to sell the security. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in the income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At March 31, 2023, the Company's bank loan portfolio had an aggregate fair value of $146.8 million and unpaid principal of $164.8 million. Investment income on bank loan participations included in net investment income was $4.3 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Net realized and unrealized gains (losses) on bank loan participations were $1.4 million and $(2.1) million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, management concluded that $1.9 million of the unrealized losses associated with loans from two issuers were due to credit-related impairments. For the three months ended March 31, 2022, management concluded that unrealized losses were largely market-driven and that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2023 or December 31, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturity securities:
Gross realized gains	$—	$366
Gross realized losses	(91)	(164)
	(91)	202
Bank loan participations:
Gross realized gains	81	95
Gross realized losses	(1,211)	(184)
Changes in fair values of bank loan participations	2,545	(2,009)
	1,415	(2,098)
Equity securities:
Gross realized gains	581	24
Gross realized losses	(267)	(381)
Changes in fair values of equity securities	(1,221)	(2,742)
	(907)	(3,099)
Short-term investments and other:
Gross realized gains	3	—
Gross realized losses	(13)	(15)
Changes in fair values of short-term investments and other	—	—
	(10)	(15)
Total	$407	$(5,010)

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

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$9,155	$9,159	$1,003	$2,280
Corporate & Other	—	—	170	244
	9,155	9,159	1,173	2,524
Renewable energy notes receivable (b)
Excess and Surplus Lines	1,202	1,202	36	70
Corporate & Other	1,503	1,503	45	87
	2,705	2,705	81	157
Limited partnerships (c)
Excess and Surplus Lines	9,760	10,019	251	132
Corporate & Other	1,064	1,064	—	—
	10,824	11,083	251	132
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	86	86
Corporate & Other	—	—	—	—
	4,500	4,500	86	86
Total other invested assets
Excess and Surplus Lines	24,617	24,880	1,376	2,568
Corporate & Other	2,567	2,567	215	331
	$27,184	$27,447	$1,591	$2,899

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 2.6% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Corporate and Other segment also held an interest in one of the LLCs until the fourth quarter of 2022. The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $24,000 and $951,000 in the three months ended March 31, 2023 and 2022, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, we received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. We could receive additional contingent payments in the future according to terms of the transaction.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At March 31, 2023, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At March 31, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.4 million in the other limited partnerships.

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
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2023 and December 31, 2022.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2023		December 31, 2022
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	7,190	11,611	7,099
Identifiable intangible assets subject to amortization		11,611	7,190	11,611	7,099
		$42,775	$7,190	$42,775	$7,099

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Net income	$9,608	$10,205
Less: Dividends on Series A preferred shares	(2,625)	(875)
Net income available to common shareholders	$6,983	$9,330

Weighted average common shares outstanding:
Basic	37,531,819	37,406,913
Dilutive potential common shares	253,633	147,749
Diluted	37,785,452	37,554,662

Net income per common share:
Basic	$0.19	$0.25
Dilutive potential common shares	(0.01)	—
Diluted	$0.18	$0.25
For the three months ended March 31, 2023, 5,640,158 of potential common shares were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the three months ended March 31, 2022, 2,230,695 of potential common shares were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $661,000 at March 31, 2023, $612,000 at December 31, 2022, $604,000 at March 31, 2022, and $631,000 at December 31, 2021.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,248,270	$1,399,214
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	137,063	128,804
Prior years - retroactive reinsurance	16,863	—
Prior years - excluding retroactive reinsurance	1,362	6,804
Total incurred losses and loss and adjustment expenses	155,288	135,608
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	2,852	2,774
Prior years	84,008	100,855
Total loss and loss adjustment expense payments	86,860	103,629
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	16,863	—
Deduct: Loss reserves ceded in Casualty Re LPT	—	299,493
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,299,835	1,131,700
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,542,158	1,618,488
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,841,993	$2,750,188

The Company experienced $1.4 million of net adverse reserve development in the three months ended March 31, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $324,000 of net favorable development in the Excess and Surplus Lines segment, $171,000 of net favorable development in the Specialty Admitted Insurance segment, and $1.9 million of net adverse development in the Casualty Reinsurance segment.
The Company experienced $6.8 million of net adverse reserve development in the three months ended March 31, 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021. This reserve development included $59,000 of net favorable development in the Excess and Surplus Lines segment, $63,000 of net adverse development in the Specialty Admitted Insurance segment, and $6.8 million of net adverse development in the Casualty Reinsurance segment that was associated with the Casualty Re LPT (as defined below).
Loss Portfolio Transfers
The Company has entered into two loss portfolio transfers, which are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions.
Casualty Re Loss Portfolio Transfer
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit were adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three months ended March 31, 2023, due to adverse paid and reported loss trends, the Company recognized adverse prior year development of $48.9 million on the reserves subject to the Commercial Auto LPT ($41.0 million) and Casualty Re LPT ($7.8 million), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting under GAAP.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
For the three months ended March 31, 2023, retroactive reinsurance benefits totaling $32.0 million ($29.3 million for the Commercial Auto LPT and $2.7 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) using the recovery method. As of March 31, 2023, the cumulative amounts ceded under the loss portfolio transfers was $781.7 million ($432.8 million under the Commercial Auto LPT and $348.9 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.0 million at March 31, 2023 under the loss portfolio transfers ($27.4 million related to the Commercial Auto LPT and $9.5 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. The Company has $51.1 million of aggregate limit remaining under the Casualty Re LPT at March 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$35,812	$(97,418)
U.S. income taxes	(5,000)	11,608
Unrealized gains (losses) arising during the period, net of U.S. income taxes	30,812	(85,810)
Less reclassification adjustment:
Net realized investment (losses) gains	(91)	202
U.S. income taxes	1	(41)
Reclassification adjustment for investment (losses) gains realized in net income	(90)	161
Other comprehensive income (loss)	$30,902	$(85,971)
In addition to the $91,000 of net realized investment losses and $202,000 of net realized investment gains on available-for-sale fixed maturities for the three months ended March 31, 2023 and 2022, respectively, the Company also recognized net realized and unrealized investment gains (losses) in the respective periods of $1.4 million and $(2.1) million on its investments in bank loan participations and $(907,000) and $(3.1) million on its investments in equity securities.
7.       Contingent Liabilities
The Company is involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business, as well as an alleged class action lawsuit. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in handling of insurance claims. The Company believes that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs' opposition was filed on November 14, 2022. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, and allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Company believes that the Plaintiffs’ claims are without merit and intends to vigorously defend this lawsuit.
For a description of the potential future impacts of COVID-19 on the Company, see the “The global coronavirus outbreak could harm business and results of operations of the Company” risk factor in Part I—Item IA in our Annual Report on Form 10-K for the year ended December 31, 2022.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.4 million of letters of credit were issued through March 31, 2023 which were secured by deposits of $5.7 million. Under a $102.5 million facility, $44.2 million of letters of credit were issued through March 31, 2023

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

which were secured by deposits of $54.9 million. Under a $100.0 million facility, $36.0 million of letters of credit were issued through March 31, 2023 which were secured by deposits of $45.8 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $426.3 million at March 31, 2023.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $87.7 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $432.8 million at March 31, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2023, the balance in the Indemnity Trust was $175.8 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $245.0 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2023, the balance in the LPT Trust was $80.5 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $108.7 million. At March 31, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $145.3 million (including $135.4 million of unpaid recoverables and $9.9 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2023, the balance in the Loss Fund Trust was $104.3 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
While the Commercial Auto LPT brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the Commercial Auto LPT if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in the collateral balances. In addition, the Company has credit exposure if its estimates of future losses and loss adjustment expenses and other

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

amounts recoverable under the Indemnity Agreements and the Commercial Auto LPT, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of our credit exposure in any of these instances could be material. To mitigate these risks, the Company closely and frequently monitors its exposure compared to the collateral held, and requests additional collateral in accordance with the terms of the Commercial Auto LPT and Indemnity Agreements when its analysis indicates that it has uncollateralized exposure.
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income and comprehensive income (loss) less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 5 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.1 million and $800,000 for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three months ended March 31, 2023 and 2022, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2023
Gross written premiums	$228,903	$124,551	$10,439	$—	$363,893
Net earned premiums	151,359	20,481	36,273	—	208,113
Underwriting profit (loss) of operating segments	19,995	(469)	306	—	19,832
Net investment income	15,053	2,985	7,347	387	25,772
Interest expense	—	—	1,033	5,583	6,616
Segment revenues	166,650	24,510	43,867	574	235,601
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,695,612	1,322,102	1,107,266	80,107	5,205,087

Three Months Ended March 31, 2022
Gross written premiums	$204,282	$125,710	$29,944	$—	$359,936
Net earned premiums	131,301	19,318	39,205	—	189,824
Underwriting profit (loss) of operating segments	21,457	209	(8,837)	—	12,829
Net investment income	5,542	757	9,713	255	16,267
Interest expense	—	—	15	2,277	2,292
Segment revenues	133,392	20,363	47,871	322	201,948
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,000,524	1,103,658	2,126,040	36,996	5,267,218

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,995	$21,457
Specialty Admitted Insurance	(469)	209
Casualty Reinsurance	306	(8,837)
Total underwriting profit of operating segments	19,832	12,829
Other operating expenses of the Corporate and Other segment	(9,282)	(7,874)
Underwriting profit	10,550	4,955
Losses and loss adjustment expenses - retroactive reinsurance	(16,863)	—
Net investment income	25,772	16,267
Net realized and unrealized gains (losses) on investments	407	(5,010)
Amortization of intangible assets	(91)	(91)
Other income and expenses	(415)	(301)
Interest expense	(6,616)	(2,292)
Income before income taxes	$12,744	$13,528
9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Amortization of policy acquisition costs	$28,046	$22,837
Other underwriting expenses of the operating segments	22,931	19,350
Other operating expenses of the Corporate and Other segment	9,282	7,874
Total	$60,259	$50,061
Other expenses of $603,000 and $368,000 for the three months ended March 31, 2023 and 2022, respectively, primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit, legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance, and employee severance costs.
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company’s investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2021.
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
Assets measured at fair value on a recurring basis as of March 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$346,194	$—	$346,194
Residential mortgage-backed	—	442,081	—	442,081
Corporate	—	719,173	—	719,173
Commercial mortgage and asset-backed	—	320,054	—	320,054
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,256	—	—	71,256
Total fixed maturity securities, available-for-sale	$71,256	$1,827,502	$—	$1,898,758
Equity securities:
Preferred stock	—	69,996	—	69,996
Common stock	44,748	1,330	17	46,095
Total equity securities	$44,748	$71,326	$17	$116,091
Bank loan participations	$—	$146,768	$—	$146,768
Short-term investments	$—	$25,061	$—	$25,061

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$330,852	$—	$330,852
Residential mortgage-backed	—	401,249	—	401,249
Corporate	—	670,212	—	670,212
Commercial mortgage and asset-backed	—	309,015	—	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	71,770	319	—	72,089
Total fixed maturity securities, available-for-sale	$71,770	$1,711,647	$—	$1,783,417
Equity securities:
Preferred stock	—	70,831	—	70,831
Common stock	45,232	2,547	17	47,796
Total equity securities	$45,232	$73,378	$17	$118,627
Bank loan participations	$—	$154,991	$—	$154,991
Short-term investments	$—	$107,812	$—	$107,812

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$17	$102
Transfers out of Level 3	—	—
Transfers in to Level 3	—	—
Purchases	—	—
Sales	—	(92)
Maturities, calls and paydowns	—	—
Amortization of discount	—	—
Total gains or losses (realized/unrealized):
Included in earnings	—	(10)
Included in other comprehensive income	—	—
Ending balance	$17	$—

The Company had one equity security at December 31, 2022 and March 31, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $17,000 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 or 2022. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2023 and December 31, 2022, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,898,758	$1,898,758	$1,783,417	$1,783,417
Equity securities	116,091	116,091	118,627	118,627
Bank loan participations	146,768	146,768	154,991	154,991
Cash and cash equivalents	199,898	199,898	173,164	173,164
Restricted cash equivalents	104,254	104,254	103,215	103,215
Short-term investments	25,061	25,061	107,812	107,812
Other invested assets – notes receivable	7,205	7,683	7,205	7,703
Liabilities
Senior debt	222,300	228,346	222,300	226,063
Junior subordinated debt	104,055	134,371	104,055	127,149

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2023 and December 31, 2022 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2023 and December 31, 2022, respectively.
The fair values of senior debt and junior subordinated debt at March 31, 2023 and December 31, 2022 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At March 31, 2023, unsecured loans of $21.5 million and secured letters of credit totaling

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

$36.0 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at March 31, 2023.
12.    Series A Preferred Shares
On February 24, 2022, the Company entered into an Investment Agreement with GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale of 150,000 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The transaction closed on March 1, 2022 (the “Series A Closing Date”).
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $5.3 million were paid in the three months ended March 31, 2023 including cash dividends paid in January for the three months ended December 31, 2022 and cash dividends paid in March for the three months ended March 31, 2023. In 2022, the first dividend payment was paid on June 30, 2022, of which $875,000 was accrued at March 31, 2022.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of adverse reserve developments. None of the triggers that would result in adjustments to the conversion price have been met at March 31, 2023.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries and direct Bermuda-based insurance subsidiary satisfy certain capital requirements. Share dividends payable on the common shares to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
At any time on or after the two year anniversary of the Series A Closing Date, if the volume-weighted average price (“VWAP”) per common share is greater than 130% of the then-applicable conversion price for at least twenty consecutive trading days, the Company will be able to elect to convert (a “Mandatory Conversion”) all of the outstanding Series A Preferred Shares into common shares. In the case of a Mandatory Conversion, each Series A Preferred Share then outstanding will be converted into (i) the number of common shares equal to the quotient of (A) the sum of the Liquidation Preference and the accrued and unpaid dividends with respect to such Series A Preferred Share to be converted divided by (B) the conversion price of such share in effect as of the date of the Mandatory Conversion plus (ii) cash in lieu of fractional shares.
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
The holders of the Series A Preferred Shares may require the Company to repurchase their shares upon the occurrence of certain change of control events. Upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations designating the Series A Preferred Shares), each holder of outstanding Series A Preferred Shares will be permitted to, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Shares into common shares, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares at a purchase price per Series A Preferred Share equal to the Liquidation Preference of such Series A Preferred Share plus accrued and unpaid dividends plus, if the Fundamental Change repurchase occurs prior to the five-year anniversary of the Series A Closing Date, all dividends that would have accrued up to such five-year anniversary, but that have not been repaid. The repurchase price will be payable in cash.
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
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,226 at March 31, 2023, reflecting 148,989 common shares issued in the three months ended March 31, 2023 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first three months of 2023 and 2022:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802

2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908,482
Included in the total dividends for the three months ended March 31, 2023 and 2022 are $41,000 and $36,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $207,000 at March 31, 2023 and $335,000 at December 31, 2022.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at March 31, 2023, 1,491,839 shares are available for grant.
On July 26, 2022, the Board of Directors of the Company approved a new long-term incentive plan (the “LTI Plan”) under the 2014 LTIP. The LTI Plan is designed to align compensation of designated senior officers of the Company with Company performance and shareholder interests over the long-term. Awards under the LTI Plan are made in the form of performance restricted share units (a “PRSU”) and service based restricted share units (RSUs). Initial awards were granted in the first quarter of 2023.
Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels to be set at 50%, 100% and 200% of the target number of PRSUs, respectively. The initial PRSU awards have a performance period of January 1, 2023 through December 31, 2025.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at March 31, 2023, 70,508 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(45,106)	$34.92	—	$—
Lapsed	(164,548)	$32.07	—	$—
End of period	78,320	$42.17	287,974	$35.26
Exercisable, end of period	78,320	$42.17	287,974	$35.26

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at March 31, 2023 was 0.9 years.
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	363,484	$24.83	538,778	$20.50
Vested	(212,128)	$28.93	(109,589)	$45.57
Forfeited	(4,293)	$22.49	—	$—
Unvested, end of period	812,521	$24.71	721,324	$26.97
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant. The RSUs granted in 2023 include 91,818 PRSU awards.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Share based compensation expense	$2,692	$1,786
U.S. tax benefit on share based compensation expense	516	336
At March 31, 2023, the Company had $17.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
14.    Subsequent Events
On April 27, 2023, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on June 30, 2023 to shareholders of record on June 12, 2023.
On April 27, 2023, the Board of Directors declared a 7% dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on June 30, 2023 to shareholders of record on June 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our Business
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns while managing our capital.
We are organized into four reportable segments, which are separately managed business units:
•The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
•The Specialty Admitted Insurance segment approaches the insurance market in two ways: as a “fronting” company and as a risk bearing underwriter. In its fronting business, the Specialty Admitted segment works with distributors, such as managing general agents and other producers, by using our licensure, rating and administrative services in order to produce and service insurance policies for reinsurers and other third party risk bearing entities. We charge fees for “fronting” for these capital providers. In some instances, we retain a small percentage of the risk on fronted business, generally 10%-35%. The Company’s risk bearing underwriting is focused on niche classes within the standard insurance markets, such as workers’ compensation coverage for residential contractors, light manufacturing operations, transportation workers and healthcare workers. This segment has admitted licenses and the authority to write excess and surplus lines insurance on a non-admitted basis in every U.S. state and the District of Columbia;
•The Casualty Reinsurance segment, until the suspension of its underwriting activities at the beginning of this year, primarily provided proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) through JRG Reinsurance Company Ltd. (“JRG Re”). JRG Re also provided reinsurance to the Company’s U.S.-based insurance subsidiaries in the past through a quota-share reinsurance agreement. Carolina Re Ltd (“Carolina Re”) was formed in 2018 to also provide reinsurance to the Company’s U.S.-based insurance subsidiaries through a quota-share reinsurance agreement, and was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021. JRG Re and Carolina Re are both Bermuda-based companies, and JRG Re is licensed as a Class 3B reinsurer by the Bermuda Monetary Authority. Carolina Re made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Internal Revenue Code of 1986, as amended, effective January 1, 2018. Carolina Re surrendered its Class 3A insurance license in 2022.
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
Unless specified otherwise, all references to our defined metrics above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are for our business that is not subject to retroactive reinsurance accounting for loss portfolio transfers. Retroactive reinsurance accounting lacks economic impact and management believes that the presentation of our key metrics on business not subject to retroactive reinsurance accounting is helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses and investment valuation and impairment. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to any of these policies during the current year.
Impact of the COVID-19 Pandemic
The Company’s financial condition and results of operations were not materially impacted by the coronavirus (COVID-19) pandemic during the three months ended March 31, 2023. For a description of the risks that COVID-19 poses to the Company, see “Part I-Item 1A. Risk Factors” in our Annual Report.
Impact of Inflation and Higher Interest Rates
The Company continues to be impacted by the heightened inflationary environment and higher interest rates. Most evident are the impacts on our investment portfolio and investing results, as well as the interest due on our outstanding variable rate senior and trust preferred debt. Our investment portfolio is primarily comprised of fixed maturity investments (85.8% of total invested assets at March 31, 2023). The fair values of fixed maturities generally move inversely with interest rates, and unrealized gains and losses associated with the changes in fair values, which are recognized as a component of other comprehensive income (loss), contribute to volatility in shareholders' equity and tangible equity. For the three months ended March 31, 2023 and 2022, other comprehensive income (loss), representing the after-tax impact of the unrealized gains and losses on fixed maturity investments, was $30.9 million and $(86.0) million, respectively. We continue to monitor our portfolio for credit-related impairments, and to date, we have concluded that the declines are primarily market-driven with no allowance for credit losses deemed necessary. As turnover occurs in our portfolio and we invest cash generated from operations, our investment income benefits from the addition of higher yielding fixed income investments. The annualized gross investment yield on fixed maturities was 4.1% and 2.7% for the three months ended March 31, 2023 and 2022, respectively.
Higher interest rates have also increased interest expense on our outstanding variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as LIBOR or SOFR plus a margin or spread. Interest expense on our outstanding debt was $5.6 million and $2.3 million (average interest rates of 6.9% and 2.8%) for the three months ended March 31, 2023 and 2022, respectively.
Recent Strategic Actions
Suspension of Underwriting Activities in Casualty Reinsurance Segment
As disclosed in our Form 10-K for the year ended December 31, 2022, the Company has suspended writing business in the Casualty Reinsurance segment, as we continue our focus on growing our higher returning U.S. insurance businesses. The Casualty Reinsurance segment will continue earning premium due to the nature of the earnings patterns in the reinsurance business, which can extend over multiple years. Aside from the suspension of underwriting activities, the Casualty Reinsurance segment will maintain its normal day-to-day operations, with a staff to service the business on its books and facilitate compliance with regulatory requirements.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Gross written premiums	$363,893	$359,936	1.1%
Net retention	50.3%	48.9%
Net written premiums	$183,220	$175,859	4.2%
Net earned premiums	$208,113	$189,824	9.6%
Losses and loss adjustment expenses excluding retroactive reinsurance	(138,425)	(135,608)	2.1%
Other operating expenses	(59,138)	(49,261)	20.1%
Underwriting profit (1), (2)	10,550	4,955	112.9%
Losses and loss adjustment expenses - retroactive reinsurance	(16,863)	—	—
Net investment income	25,772	16,267	58.4%
Net realized and unrealized gains (losses) on investments	407	(5,010)	—
Other income and expense	(415)	(301)	37.9%
Interest expense	(6,616)	(2,292)	188.7%
Amortization of intangible assets	(91)	(91)	—
Income before taxes	12,744	13,528	(5.8)%
Income tax expense	3,136	3,323	(5.6)%
Net income	$9,608	$10,205	(5.9)%
Dividends on Series A Preferred Shares	(2,625)	(875)	200.0%
Net income available to common shareholders	$6,983	$9,330	(25.2)%
Adjusted net operating income (1)	$21,591	$13,867	55.7%
Ratios:
Loss ratio	66.5%	71.4%
Expense ratio	28.4%	26.0%
Combined ratio	94.9%	97.4%
Accident year loss ratio	65.9%	67.9%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three months ended March 31, 2023 and 2022 is gross fee income of $5.7 million, and $5.6 million, respectively.
Three Months Ended March 31, 2023 and 2022
The Company produced underwriting profits of $10.6 million and $5.0 million (combined ratios of 94.9% and 97.4%) for the three months ended March 31, 2023 and 2022, respectively.
Net earned premiums grew by $18.3 million or 9.6% over the prior year driven by the Excess and Surplus Lines segment. Net earned premiums for the Excess and Surplus Lines segment grew by $20.1 million or 15.3% reflecting growth in our larger underwriting divisions with broad based renewal rate increases and higher net retentions. Our loss ratio improved from 71.4% in the prior year to 66.5% in the current year. The improvement was primarily driven by net reserve development on prior accident years which was $1.4 million or 0.7 percentage points adverse for the three months ended March 31, 2023 compared to $6.8 million or 3.6 percentage points of net adverse development in the three months ended March 31, 2022. The net adverse development in the prior year included $6.8 million in the Casualty Reinsurance segment associated with the Casualty Re LPT (as defined below).
The Company has entered into two loss portfolio transfers, which are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality on the subject risks as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract.
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
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Funds Withheld Account balance was $199.6 million and $213.6 million at March 31, 2023 and December 31, 2022, respectively. Funds Withheld Account crediting fees of $1.0 million and $15,000 are included in interest expense in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively.
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three months ended March 31, 2023, due to adverse paid and reported loss trends on the business subject to the loss portfolio transfers, the Company recognized adverse prior year development of $48.9 million on the reserves subject to the Commercial Auto LPT ($41.0 million) and Casualty Re LPT ($7.8 million), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
Retroactive reinsurance benefits totaling $32.0 million ($29.3 million for the Commercial Auto LPT and $2.7 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses for the three months ended March 31, 2023 using the recovery method, resulting in a net impact of $16.9 million within our net losses and loss adjustment expenses for the current period. As of March 31, 2023, the cumulative amounts ceded under the loss portfolio transfers was $781.7 million ($432.8 million under the Commercial Auto LPT and $348.9 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.0 million at March 31, 2023 under the loss portfolio transfers ($27.4 million related to the Commercial Auto LPT and $9.5 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. At March 31, 2023, the Company has $51.1 million of aggregate limit remaining under the Casualty Re LPT.
Investment income surpassed the prior year by $9.5 million or 58.4% driven by higher yields on fixed maturities, bank loans, and cash equivalents. Net realized and unrealized gains and losses on investments largely reflect the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations. Equities and bank loans are carried at fair value with changes in fair value recognized as unrealized gains and losses in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (see Investing Results below). Interest expense was $4.3 million higher in the current year due to higher interest rates on our variable rate senior and trust preferred debt and $1.0 million of additional crediting fees on the funds withheld balance under the Casualty Re LPT. Net income available to common shareholders reflects dividends on the Series A Preferred Shares of $2.6 million and $875,000 in the three months ended March 31, 2023 and 2022, respectively.
Adjusted net operating income increased from $13.9 million in the three months ended March 31, 2022 to $21.6 million in the three months ended March 31, 2023. Tangible equity and tangible equity per share increased by 10.8% and 10.4%, respectively, in the current quarter mainly due to the positive operating results and unrealized gains on fixed maturities in other comprehensive income. Our 16.3% adjusted net operating return on tangible equity for the three months ended March 31, 2023 also compares favorably to the 10.3% return for the three months ended March 31, 2022.
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. Reinsurance premiums assumed are earned over the terms of the underlying policies or reinsurance contracts. Reinsurance contracts written on a “losses occurring” basis cover claims that may occur during the term of the contract or underlying insurance policy, which is typically twelve months. Reinsurance contracts written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period or more in proportion to the level of underlying exposure.
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$228,903	$204,282	12.1%
Specialty Admitted Insurance	124,551	125,710	(0.9)%
Casualty Reinsurance	10,439	29,944	(65.1)%
	$363,893	$359,936	1.1%
Net written premiums:
Excess and Surplus Lines	$147,430	$125,710	17.3%
Specialty Admitted Insurance	26,725	20,205	32.3%
Casualty Reinsurance	9,065	29,944	(69.7)%
	$183,220	$175,859	4.2%
Net earned premiums:
Excess and Surplus Lines	$151,359	$131,301	15.3%
Specialty Admitted Insurance	20,481	19,318	6.0%
Casualty Reinsurance	36,273	39,205	(7.5)%
	$208,113	$189,824	9.6%
Gross written premiums for the Excess and Surplus Lines segment (which represents 62.9% of our consolidated gross written premiums in the three months ended March 31, 2023) increased 12.1% over the prior year driven by the continued favorable market conditions. Total policy submissions for Core E&S lines (excluding commercial auto) increased 2.4% from the prior year and our ratio of bound policies to quoted policies was also higher, generating 5.8% more bound policies in the three months ended March 31, 2023 than in the three months ended March 31, 2022. The total number of policies in force for the segment increased 12.8% over the prior year. Renewal rates for the Excess and Surplus Lines segment were up 8.9% compared to the three months ended March 31, 2022. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Excess Casualty	$81,394	$70,182	16.0%
Manufacturers & Contractors	42,182	35,799	17.8%
General Casualty	37,610	34,395	9.3%
Excess Property	16,528	9,804	68.6%
Small Business	10,184	9,048	12.6%
All other Core E&S divisions	34,490	36,649	(5.9)%
Total Core E&S divisions	222,388	195,877	13.5%
Commercial Auto	6,515	8,405	(22.5)%
Excess and Surplus Lines gross written premium	$228,903	$204,282	12.1%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.2% of our consolidated gross written premiums for the three months ended March 31, 2023) are as follows:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Fronting and program premium	$111,583	$110,091	1.4%
Individual risk workers’ compensation premium	12,968	15,619	(17.0)%
Specialty Admitted gross written premium	$124,551	$125,710	(0.9)%
Our fronting written premium increased over the prior year driven primarily by the continued expansion of existing fronting relationships. Our two largest fronting relationships represented $62.2 million and $53.6 million (49.9% and 42.6%) of segment gross written premium for the three months ended March 31, 2023 and 2022, respectively. Individual risk workers' compensation premium declined for the comparable three month periods as we maintain underwriting discipline against continued soft market conditions for workers' compensation.
The Company suspended writing business in the Casualty Reinsurance segment earlier this year, and we are now focused on growing our higher returning U.S. insurance businesses. The gross written premiums of $10.4 million for the three months ended March 31, 2023 represents adjustments to written premium estimates for prior year treaties.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2023	2022
Excess and Surplus Lines	64.4%	61.5%
Specialty Admitted Insurance	21.5%	16.1%
Casualty Reinsurance	86.8%	100.0%
Total	50.3%	48.9%
The net premium retention for the Excess and Surplus Lines segment increased relative to the three month period of the prior year. The segment's Excess Casualty division, which comprises slightly more than one-third of the segment's gross written premiums in the three months ended March 31, 2023 and 2022, cedes a high percentage of written premiums under a reinsurance treaty and changes in growth rates of this division can impact comparable premium retention ratios for the segment. In the third quarter of 2022, we increased our retention on the reinsurance treaty applicable to the Excess Casualty division. Net retention for the Excess Casualty division was 26.9% and 14.1% for the comparable three month periods.
The net premium retention for the Specialty Admitted Insurance segment increased for the three months ended March 31, 2023 as compared to the prior year primarily due to the termination of an individual risk workers' compensation quota share treaty effective January 1, 2023. The net retention on the individual risk workers’ compensation business was 73.2% and 30.6% for the three months ended March 31, 2023 and 2022, respectively. Net retention on the fronting business was also higher due to the mix of business and changes in reinsurance coverage as treaties renew. The net retention on the segment’s fronting business was 15.4% and 14.0% for the three months ended March 31, 2023 and 2022, respectively.
The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and the net retention below 100% in the current year reflects adjustments to prior year assumed and ceded written premiums on the treaty.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended March 31,
	2023	2022
Excess and Surplus Lines	86.8%	83.7%
Specialty Admitted Insurance	102.3%	98.9%
Casualty Reinsurance	99.2%	122.5%
Total	94.9%	97.4%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Gross written premiums	$228,903	$204,282	12.1%
Net written premiums	$147,430	$125,710	17.3%
Net earned premiums	$151,359	$131,301	15.3%
Losses and loss adjustment expenses excluding retroactive reinsurance	(99,189)	(84,925)	16.8%
Underwriting expenses	(32,175)	(24,919)	29.1%
Underwriting profit (1)	$19,995	$21,457	(6.8)%
Ratios:
Loss ratio	65.5%	64.7%
Expense ratio	21.3%	19.0%
Combined ratio	86.8%	83.7%
Accident year loss ratio	65.7%	64.7%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $20.0 million and $21.5 million (combined ratios of 86.8% and 83.7%) in the three months ended March 31, 2023 and 2022, respectively. Attractive market conditions and higher net retentions drove the growth in written and earned premiums. The higher loss ratio for the three months ended March 31, 2023 primarily reflects the mix of business for the current accident year. Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was $324,000 favorable and $59,000 favorable in the three months ended March 31, 2023 and 2022, respectively. The expense ratio increased over the prior year due to the mix of business and higher retentions which resulted in higher net commissions expense.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Gross written premiums	$124,551	$125,710	(0.9)%
Net written premiums	$26,725	$20,205	32.3%
Net earned premiums	$20,481	$19,318	6.0%
Losses and loss adjustment expenses	(15,492)	(15,435)	0.4%
Underwriting expenses	(5,458)	(3,674)	48.6%
Underwriting (loss) profit (1), (2)	$(469)	$209	—
Ratios:
Loss ratio	75.6%	79.9%
Expense ratio	26.7%	19.0%
Combined ratio	102.3%	98.9%
Accident year loss ratio	76.5%	79.6%
(1)Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.7 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
The Specialty Admitted Insurance segment had an underwriting loss of $469,000 and a combined ratio of 102.3% for the three months ended March 31, 2023 compared to an underwriting profit of $209,000 and a combined ratio of 98.9% in the three months ended March 31, 2022. The loss ratio improvement from 79.9% in the prior year to 75.6% in the current year primarily reflects changes in the mix of business which helped to produce a lower current accident year loss ratio. Net development in our loss estimates for prior accident years was $171,000 favorable and $63,000 adverse in the three months ended March 31, 2023 and 2022, respectively. The higher expense ratio of 26.7% for the three months ended March 31, 2023 compared to 19.0% in the prior year was driven by higher net commission expense due to the January 1, 2023 termination of the individual risk workers' compensation quota share treaty.
Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended March 31,		%
	2023	2022	Change
	($ in thousands)
Gross written premiums	$10,439	$29,944	(65.1)%
Net written premiums	$9,065	$29,944	(69.7)%
Net earned premiums	$36,273	$39,205	(7.5)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(23,744)	(35,248)	(32.6)%
Underwriting expenses	(12,223)	(12,794)	(4.5)%
Underwriting profit (loss) (1)	$306	$(8,837)	—
Ratios:
Loss ratio	65.5%	89.9%
Expense ratio	33.7%	32.6%
Combined ratio	99.2%	122.5%
Accident year loss ratio	60.3%	72.6%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Casualty Reinsurance segment suspended underwriting activities earlier this year. Current year written premiums represent adjustments to written premium estimates for prior year treaties. The earning patterns of the business can extend over multiple years, and changes in net earned premium for this segment will lag the decline in gross and net written premium. For the three months ended March 31, 2023, the segment had an underwriting profit of $306,000 and a combined ratio of 99.2%. This compares to an underwriting loss of $8.8 million and a combined ratio of 122.5% in the three months ended March 31, 2022. The loss ratio improved from 89.9% in the prior three month period to 65.5% in the current year, driven by a decline in the current accident year ratio and the impact of $6.8 million or 17.3 percentage points of net adverse development in our loss estimates for prior accident years in the three months ended March 31, 2022 that was associated with the Casualty Re LPT. For the three months ended March 31, 2023, $1.9 million or 5.1 percentage points of net adverse reserve development was recognized (excluding adverse prior year development on the business subject to the Casualty Re LPT and the impact of retroactive reinsurance - see discussion above). The expense ratio increased from 32.6% for the three months ended March 31, 2022 to 33.7% for three months ended March 31, 2023 primarily reflecting higher commissions due to changes in the mix of business.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company group, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our internal reinsurance, rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $9.3 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expenses compared to the prior year was largely attributable to compensation expenses, and, in particular, share based compensation. For the three months ended March 31, 2023 and 2022, the Company recognized $2.7 million and $1.8 million of share based compensation expense, respectively.
Investing Results
Net investment income was $25.8 million for the three months ended March 31, 2023, compared to $16.3 million for the same period in the prior year. The Company's private investments generated income of $1.6 million for the three months ended March 31, 2023 compared to income of $2.9 million in the respective prior year period. Excluding private investments, our net investment income for the three months ended March 31, 2023 increased 80.9% from the prior year, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.1 years at March 31, 2023.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Fixed maturity securities	$16,427	$10,793
Bank loan participations	4,312	2,353
Equity securities	1,665	1,234
Other invested assets:
Renewable energy investments	1,255	2,681
Other private investments	336	218
	1,591	2,899
Cash, cash equivalents, restricted cash equivalents and short-term investments	2,862	32
Gross investment income	26,857	17,311
Investment expense	(1,085)	(1,044)
Net investment income	$25,772	$16,267
The following table summarizes our annualized gross investment yields:

	Three Months Ended March 31,
	2023	2022

Cash and invested assets	4.3%	2.8%
Fixed maturity securities	4.1%	2.7%
Of our total cash and invested assets of $2,413.8 million at March 31, 2023 (excluding restricted cash equivalents), $199.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,898.8 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $146.8 million of bank loan participations, $116.1 million of equity securities, $25.1 million of short-term investments, and $27.2 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At March 31, 2023 and December 31, 2022, the fair market value of these securities was $146.8 million and $155.0 million, respectively.
For the three months ended March 31, 2023, the Company recognized net realized and unrealized investment gains of $407,000, including $2.5 million of net unrealized gains on bank loan participations, $1.2 million of net unrealized losses for the change in the fair value of equity securities, an $85,000 impairment loss for one fixed maturity security, $1.1 million of net realized investment losses on the sale of bank loan participations, and $314,000 of net realized investment gains on the sale of equity securities.
For the three months ended March 31, 2022, the Company recognized net realized and unrealized investment losses of $5.0 million, including $2.0 million of net unrealized losses on bank loan participations, $2.7 million of net unrealized losses for the change in the fair value of equity securities, $202,000 of net realized investment gains on the sale of fixed maturity securities, $89,000 of net realized investment losses on the sale of bank loan participations, and $357,000 of net realized investment losses on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. During the three months ended March 31, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to its intent to sell the security.

Management concluded that none of its fixed maturity securities were impaired at December 31, 2022. At March 31, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2023			December 31, 2022
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$388,817	$346,194	18.2%	$386,456	$330,852	18.6%
Residential mortgage-backed	471,852	442,081	23.3%	437,702	401,249	22.5%
Corporate	772,885	719,173	37.9%	734,976	670,212	37.6%
Commercial mortgage and asset-backed	341,742	320,054	16.9%	335,066	309,015	17.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	73,925	71,256	3.7%	75,583	72,089	4.0%
Total fixed maturity securities, available-for-sale	$2,049,221	$1,898,758	100.0%	$1,969,783	$1,783,417	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2023:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$409,972	21.6%
AA	784,828	41.4%
A	535,757	28.2%
BBB	165,874	8.7%
Below BBB and unrated	2,327	0.1%
Total	$1,898,758	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$65,003	$63,951	3.4%
After one year through five years	525,508	504,265	26.6%
After five years through ten years	378,716	339,759	17.9%
After ten years	266,400	228,648	12.0%
Residential mortgage-backed	471,852	442,081	23.3%
Commercial mortgage and asset-backed	341,742	320,054	16.8%
Total	$2,049,221	$1,898,758	100.0%

Other Income and Expense
Other income and expense primarily consists of non-operating expenses of $575,000 and $347,000 for the three months ended March 31, 2023 and 2022, respectively. Non-operating expenses include legal fees related to a purported class action lawsuit, legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance, and employee severance costs.
Interest Expense
Interest expense was $6.6 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase over the prior year primarily reflects the impact of rising interest rates on our variable rate senior and trust preferred debt. Interest expense for the respective periods also includes $1.0 million and $15,000 of crediting fees on the Funds Withheld Account balance under the Casualty Re LPT. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended March 31, 2023 and 2022.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the three months ended March 31, 2023 and 2022, our U.S. federal income tax expense was 24.6% of the income before taxes in each period. For both periods, the effective rate exceeded the 21.0% U.S. statutory rate due to a projected annual loss in Bermuda that does not provide a tax benefit and due to discrete items for the quarter primarily related to excess tax expenses associated with vested restricted share units (“RSUs”) in the respective three month periods.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2023 was $2,842.0 million. Of this amount, 63.3% relates to amounts that are IBNR. This amount was 61.5% at December 31, 2022. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$535,507	$1,096,550	$1,632,057
Specialty Admitted Insurance	368,660	408,041	776,701
Casualty Reinsurance	139,026	294,209	433,235
Total	$1,043,193	$1,798,800	$2,841,993
At March 31, 2023, the amount of net reserves (prior to the $661,000 allowance for uncollectible reinsurance recoverables) of $1,299.8 million that related to IBNR was 69.3%. This amount was 66.6% at December 31, 2022. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$297,891	$706,576	$1,004,467
Specialty Admitted Insurance	47,894	69,171	117,065
Casualty Reinsurance	53,414	124,889	178,303
Total	$399,199	$900,636	$1,299,835

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
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$18,413	$65,351
Investing activities	17,126	(87,134)
Financing activities	(8,805)	101,855
Change in cash and cash equivalents	26,734	80,072
Change in restricted cash equivalents (operating activities)	1,039	4
Change in cash, cash equivalents, and restricted cash equivalents	$27,773	$80,076

Cash provided by operating activities excluding restricted cash equivalents of $18.4 million and $65.4 million for the three months ended March 31, 2023 and 2022, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. The cash provided by operating activities declined relative to the prior year due to the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year.
Cash provided by investing activities of $17.1 million for the three months ended March 31, 2023 primarily reflects the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year and the withdrawal of invested assets to fund claims and operating expenses for the segment. Cash used in investing activities of $87.1 million for the three months ended March 31, 2022 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 8.3% and 11.3% of total cash and invested assets at March 31, 2023 and 2022, respectively.
Cash used in financing activities of $8.8 million for the three months ended March 31, 2023 includes $2.0 million of dividends paid to common shareholders and $5.3 million of dividends paid on the Series A Preferred Shares. Cash provided by financing activities of $101.9 million for the three months ended March 31, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the three months ended March 31, 2022 also include $2.1 million of dividends paid to common shareholders.
The activity in restricted cash equivalents for the three months ended March 31, 2023 and 2022 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business – U.S. Insurance Regulation – State Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2023 without regulatory approval is $53.7 million.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See “Item 1. Business – Regulation – Restrictions on Dividends and Distributions” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 for additional information. Based on that calculation, the maximum combined amount of dividends and return of capital available to us from JRG Re without regulatory approval in 2023 is calculated to be approximately $93.9 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $5.3 million were paid in the three months ended March 31, 2023 including cash dividends paid in January for the three months ended December 31, 2022 and cash dividends paid in March for the three months ended March 31, 2023.
At March 31, 2023, the Bermuda holding company had $809,000 of cash and cash equivalents. The U.S. holding company had $18.5 million of cash and invested assets, comprised of cash and cash equivalents of $10.9 million, short-term investments of $5.1 million, and other invested assets of $2.6 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2023.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at March 31, 2023:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2023, the Company had $44.2 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, two, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At March 31, 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2023.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2023. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At March 31, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $36.0 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2023, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2023 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2023.
At March 31, 2023 and December 31, 2022, the Company's leverage ratio was 22.8% and 22.9%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. We believe having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended March 31, 2023 and 2022, our net premium retention was 50.3% and 48.9%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of March 31, 2023:

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
In our Excess and Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. The Excess and Surplus Lines segment has a specific quota share treaty in effect to cover property risks. The quota share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.
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
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2023:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.(1)
Auto Programs	Quota share coverage for 50%-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 65% of limits up to $10.0 million per occurrence, and 75% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million.
Catastrophe Coverage	Excess of Loss coverage for $59.0 million in excess of $1.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $8.7M excess of $300,000 of our 20% share of the quota share each occurrence.

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
On February 23, 2022, JRG Re entered into the Casualty Re LPT with FRL to reinsure the majority of the segment risk, which closed on March 31, 2022. Under the terms of the transaction, JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL.
We also had a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covered $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage was put into runoff effective July 1, 2022. As of March 31, 2023, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty had one reinstatement and expired on December 31, 2022.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2023, the allowance for credit losses on reinsurance recoverables was $661,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2023, we had reinsurance recoverables on unpaid losses of $1,541.5 million (net of a $661,000 allowance for credit losses) and reinsurance recoverables on paid losses of $158.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2023, the balance in the Indemnity Trust was $175.8 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $245.0 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2023, the balance in the LPT Trust was $80.5 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $108.7 million. At March 31, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $145.3 million (including $135.4 million of unpaid recoverables and $9.9 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2023, the balance in the Loss Fund Trust was $104.3 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
EQUITY
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,226 at March 31, 2023, reflecting 148,989 common shares issued in the three months ended March 31, 2023 related to vesting of RSUs.
Share Based Compensation Expense
For the three months ended March 31, 2023 and 2022, the Company recognized $2.7 million and $1.8 million of share based compensation expense, respectively. As of March 31, 2023, the Company had $17.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(45,106)	$34.92	—	$—
Lapsed	(164,548)	$32.07	—	$—
End of period	78,320	$42.17	287,974	$35.26
Exercisable, end of period	78,320	$42.17	287,974	$35.26

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.

RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	363,484	$24.83	538,778	$20.50
Vested	(212,128)	$28.93	(109,589)	$45.57
Forfeited	(4,293)	$22.49	—	$—
Unvested, end of period	812,521	$24.71	721,324	$26.97
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The RSUs granted in 2023 include 91,818 PRSU awards.

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

	Three Months Ended March 31,
	2023	2022
Excess and Surplus Lines:
Loss Ratio	65.5%	64.7%
Impact of retroactive reinsurance	7.7%	—%
Loss Ratio including impact of retroactive reinsurance	73.2%	64.7%

Combined Ratio	86.8%	83.7%
Impact of retroactive reinsurance	7.7%	—%
Combined Ratio including impact of retroactive reinsurance	94.5%	83.7%

Casualty Reinsurance:
Loss Ratio	65.5%	89.9%
Impact of retroactive reinsurance	14.2%	—%
Loss Ratio including impact of retroactive reinsurance	79.7%	89.9%

Combined Ratio	99.2%	122.5%
Impact of retroactive reinsurance	14.2%	—%
Combined Ratio including impact of retroactive reinsurance	113.4%	122.5%

Consolidated:
Loss Ratio	66.5%	71.4%
Impact of retroactive reinsurance	8.1%	—%
Loss Ratio including impact of retroactive reinsurance	74.6%	71.4%

Combined Ratio	94.9%	97.4%
Impact of retroactive reinsurance	8.1%	—%
Combined Ratio including impact of retroactive reinsurance	103.0%	97.4%

RECONCILIATION OF NON-GAAP MEASURES
See “Key Metrics” above for descriptions of why management believes the following Non-GAAP measures provide useful information about our financial condition and results of operation.
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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,995	$21,457
Specialty Admitted Insurance	(469)	209
Casualty Reinsurance	306	(8,837)
Total underwriting profit of operating segments	19,832	12,829
Other operating expenses of the Corporate and Other segment	(9,282)	(7,874)
Underwriting profit (1)	10,550	4,955
Losses and loss adjustment expenses - retroactive reinsurance	(16,863)	—
Net investment income	25,772	16,267
Net realized and unrealized gains (losses) on investments	407	(5,010)
Amortization of intangible assets	(91)	(91)
Other income and expenses	(415)	(301)
Interest expense	(6,616)	(2,292)
Income before income taxes	$12,744	$13,528
(1)Included in underwriting results for the three months ended March 31, 2023 and 2022 is gross fee income of $5.7 million and $5.6 million, respectively.
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

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$10,119	$6,983	$12,653	$9,330
Losses and loss adjustment expenses - retroactive reinsurance	16,863	14,406	—	—
Net realized and unrealized investment (gains) losses	(407)	(373)	5,010	4,190
Other expenses	575	575	347	347
Adjusted net operating income	$27,150	$21,591	$18,010	$13,867
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
The following table reconciles shareholders’ equity to tangible equity as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$590,915	$15.71	$553,766	$14.78
Series A redeemable preferred shares	144,898		144,898
Deferred reinsurance gain	36,954		20,091
Less:
Goodwill	181,831		181,831
Intangible assets, net	35,585		35,676
Tangible equity	$555,351	$12.84	$501,248	$11.63

Common shares outstanding	37,619,226		37,470,237
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,259,384		43,110,395

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs' opposition was filed on November 14, 2022. The First Amended Complaint and Second Amended Complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, and allege that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seek unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit and we intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
The Company intends to hold the 2023 annual general meeting of shareholders (the "2023 Annual Meeting") on July 27, 2023. The record date, time and location of the 2023 Annual Meeting will be set forth in the proxy statement for the 2023 Annual Meeting to be distributed to shareholders prior to the meeting.
Shareholder proposals intended for inclusion in the Company's definitive proxy statement for the 2023 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act must be received by May 23, 2023. Any such shareholder proposal should be sent to our registered office c/o Conyers Corporate Services (Bermuda) Limited, Clarendon House, P.O. Box HM 1022, Hamilton HM DX, Bermuda. Any such proposal must comply with the requirements of Rule 14a-8.
In accordance with the Company's Fourth Amended and Restated Bye-laws (the "Bye-laws"), shareholders who intend to nominate a person for election as a director or submit a proposal regarding any other matter of business at the 2023 Annual Meeting must deliver written notice of the shareholder's intention to do so, which notice must include the information required by the Bye-laws. To be timely, the shareholder's notice must be delivered to or mailed and received by the Company's Secretary at the registered office of the Company identified above no later than May 18, 2023, and must include the information required by the Bye-laws. In addition to satisfying the foregoing requirements under the Bye-laws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the board of directors' nominees must provide notice that sets forth the information required by Rule 14a-19 promulgated under the Exchange Act, which must also be received within the time period specified in the immediately preceding statement.
Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	May 3, 2023	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)