Form 10-Q
period 2023-06-30
James River Group Holdings, Ltd.
filed 2023-08-08
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at August 4, 2023: 37,619,749

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2023	December 31, 2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2023 – $2,046,249; 2022 – $1,969,783)	$1,875,695	$1,783,417
Equity securities, at fair value (cost: 2023 – $117,920; 2022 – $117,169)	118,116	118,627
Bank loan participations, at fair value	143,762	154,991
Short-term investments	22,128	107,812
Other invested assets	27,415	27,447
Total invested assets	2,187,116	2,192,294

Cash and cash equivalents	227,239	173,164
Restricted cash equivalents	105,502	103,215
Accrued investment income	16,805	14,418
Premiums receivable and agents’ balances, net	364,842	340,525
Reinsurance recoverable on unpaid losses, net	1,545,736	1,520,113
Reinsurance recoverable on paid losses	181,956	114,242
Prepaid reinsurance premiums	279,507	274,165
Deferred policy acquisition costs	51,668	59,603
Intangible assets, net	35,494	35,676
Goodwill	181,831	181,831
Other assets	118,174	127,829
Total assets	$5,295,870	$5,137,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2023	December 31, 2022
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,885,379	$2,768,995
Unearned premiums	665,189	676,016
Payables to reinsurers	170,004	123,502
Funds held	275,331	310,953
Deferred reinsurance gain	37,572	20,091
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	52,507	59,566
Other liabilities	142,712	152,933
Total liabilities	4,555,049	4,438,411
Commitments and contingent liabilities
Series A redeemable preferred shares – 2023 and 2022: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2023 and 2022: $0.0002 par value; 200,000,000 shares authorized; 37,619,226 and 37,470,237 shares issued and outstanding, respectively	7	7
Additional paid-in capital	872,359	868,858
Retained deficit	(127,844)	(152,055)
Accumulated other comprehensive loss	(148,599)	(163,044)
Total shareholders’ equity	595,923	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,295,870	$5,137,075

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share amounts)
Revenues
Gross written premiums	$427,741	$399,714	$791,634	$759,650
Ceded written premiums	(209,562)	(205,023)	(390,235)	(389,100)
Net written premiums	218,179	194,691	401,399	370,550
Change in net unearned premiums	(8,521)	(8,429)	16,372	5,536
Net earned premiums	209,658	186,262	417,771	376,086
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Other income	1,464	949	2,773	1,816
Total revenues	238,442	184,806	474,043	386,754
Expenses
Losses and loss adjustment expenses	141,308	121,369	296,596	256,977
Other operating expenses	58,865	49,036	119,124	99,097
Other expenses	223	—	826	368
Interest expense	6,941	4,049	13,557	6,341
Amortization of intangible assets	91	91	182	182
Total expenses	207,428	174,545	430,285	362,965
Income before taxes	31,014	10,261	43,758	23,789
Income tax expense	7,321	2,597	10,457	5,920
Net income	23,693	7,664	33,301	17,869
Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(3,500)
Net income available to common shareholders	$21,068	$5,039	$28,051	$14,369

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(3,633) and $1,369 in 2023 and $(7,998) and $(19,648) in 2022	(16,457)	(58,600)	14,445	(144,571)
Total comprehensive income (loss)	$7,236	$(50,936)	$47,746	$(126,702)

Net income per common share:
Basic	$0.56	$0.13	$0.75	$0.38
Diluted	$0.54	$0.13	$0.74	$0.38
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
Weighted-average common shares outstanding:
Basic	37,642,289	37,449,621	37,587,359	37,428,385
Diluted	43,498,905	37,732,371	37,822,405	37,643,634

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2023	37,619,226	$7	$870,043	$(146,993)	$(132,142)	$590,915
Net income	—	—	—	23,693	—	23,693
Other comprehensive loss	—	—	—	—	(16,457)	(16,457)
Compensation expense under share incentive plans	—	—	2,316	—	—	2,316
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,919)	—	(1,919)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(127,844)	$(148,599)	$595,923

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	33,301	—	33,301
Other comprehensive income	—	—	—	—	14,445	14,445
Vesting of RSUs	148,989	—	(1,507)	—	—	(1,507)
Compensation expense under share incentive plans	—	—	5,008	—	—	5,008
Dividends on Series A preferred shares	—	—	—	(5,250)	—	(5,250)
Dividends on common shares	—	—	—	(3,840)	—	(3,840)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(127,844)	$(148,599)	$595,923

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at March 31, 2022	37,448,314	$7	$862,904	$(159,241)	$(55,993)	$647,677
Net income	—	—	—	7,664	—	7,664
Other comprehensive loss	—	—	—	—	(58,600)	(58,600)
Vesting of RSUs	1,950	—	(19)	—	—	(19)
Compensation expense under share incentive plans	—	—	2,196	—	—	2,196
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,907)	—	(1,907)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386

Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	17,869	—	17,869
Other comprehensive loss	—	—	—	—	(144,571)	(144,571)
Vesting of RSUs	77,198	—	(941)	—	—	(941)
Compensation expense under share incentive plans	—	—	3,982	—	—	3,982
Dividends on Series A preferred shares	—	—	—	(3,500)	—	(3,500)
Dividends on common shares	—	—	—	(3,815)	—	(3,815)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities
Net cash provided by operating activities (a)	$42,621	$139,321
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(142,680)	(351,715)
Sales – fixed maturity securities	10,092	158,469
Maturities and calls – fixed maturity securities	55,520	109,184
Purchases – equity securities	(8,557)	(6,751)
Sales – equity securities	8,548	5,171
Bank loan participations:
Purchases	(17,119)	(59,450)
Sales	20,020	32,679
Maturities	12,650	11,360
Other invested assets:
Purchases	(375)	—
Return of capital	682	998
Proceeds from sales	1,153	—
Short-term investments, net	85,684	6,128
Securities receivable or payable, net	3,625	22,042
Purchases of property and equipment	(2,173)	(3,175)
Net cash provided by (used in) investing activities	27,070	(75,060)
Financing activities
Senior debt repayments	—	(40,000)
Issuance of Series A preferred shares (Note 12)	—	144,898
Payroll taxes withheld and remitted on net settlement of RSUs	(1,507)	(941)
Dividends on Series A preferred shares	(7,875)	(3,500)
Dividends on common shares	(3,931)	(4,007)
Other financing activities	(16)	—
Net cash (used in) provided by financing activities	(13,329)	96,450
Change in cash, cash equivalents, and restricted cash equivalents	56,362	160,711
Cash, cash equivalents, and restricted cash equivalents at beginning of period	276,379	292,128
Cash, cash equivalents, and restricted cash equivalents at end of period	$332,741	$452,839
Supplemental information
Interest paid	$14,877	$5,455

Restricted cash equivalents at beginning of period	$103,215	$102,005
Restricted cash equivalents at end of period	$105,502	$102,099
Change in restricted cash equivalents	$2,287	$94

(a) Cash provided by operating activities for the six months ended June 30, 2023 and 2022 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by operating activities was $40.3 million and $139.2 million for the six months ended June 30, 2023 and 2022, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $8.8 million at June 30, 2023 and $9.2 million at December 31, 2022, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the three and six months ended June 30, 2023, our U.S. federal income tax expense was 23.6% and 23.9%, respectively, of the income before taxes (25.3% and 24.9% in the respective prior year periods). The effective rate exceeded the 21.0% U.S. statutory rate in all periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
Adopted Accounting Standards
There were no new accounting standards adopted in 2023 that materially impacted the Company's financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2023
Fixed maturity securities:
State and municipal	$381,802	$1,420	$(45,252)	$337,970
Residential mortgage-backed	467,134	575	(37,461)	430,248
Corporate	784,248	1,217	(63,064)	722,401
Commercial mortgage and asset-backed	340,212	10	(24,716)	315,506
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,853	—	(3,283)	69,570
Total fixed maturity securities, available-for-sale	$2,046,249	$3,222	$(173,776)	$1,875,695
December 31, 2022
Fixed maturity securities:
State and municipal	$386,456	$712	$(56,316)	$330,852
Residential mortgage-backed	437,702	801	(37,254)	401,249
Corporate	734,976	1,528	(66,292)	670,212
Commercial mortgage and asset-backed	335,066	76	(26,127)	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	8	(3,502)	72,089
Total fixed maturity securities, available-for-sale	$1,969,783	$3,125	$(189,491)	$1,783,417
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2023 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$94,222	$92,437
After one year through five years	519,366	492,322
After five years through ten years	364,892	323,047
After ten years	260,423	222,135
Residential mortgage-backed	467,134	430,248
Commercial mortgage and asset-backed	340,212	315,506
Total	$2,046,249	$1,875,695

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2023
Fixed maturity securities:
State and municipal	$61,424	$(1,782)	$237,616	$(43,470)	$299,040	$(45,252)
Residential mortgage-backed	192,536	(7,046)	184,815	(30,415)	377,351	(37,461)
Corporate	204,182	(5,482)	443,535	(57,582)	647,717	(63,064)
Commercial mortgage and asset-backed	51,158	(1,508)	262,838	(23,208)	313,996	(24,716)
U.S. Treasury securities and obligations guaranteed by the U.S. government	17,925	(412)	51,326	(2,871)	69,251	(3,283)
Total fixed maturity securities, available-for-sale	$527,225	$(16,230)	$1,180,130	$(157,546)	$1,707,355	$(173,776)
December 31, 2022
Fixed maturity securities:
State and municipal	$241,586	$(34,840)	$72,805	$(21,476)	$314,391	$(56,316)
Residential mortgage-backed	225,870	(18,823)	98,594	(18,431)	324,464	(37,254)
Corporate	412,942	(33,417)	167,541	(32,875)	580,483	(66,292)
Commercial mortgage and asset-backed	184,985	(12,829)	114,955	(13,298)	299,940	(26,127)
U.S. Treasury securities and obligations guaranteed by the U.S. government	47,106	(1,699)	21,808	(1,803)	68,914	(3,502)
Total fixed maturity securities, available-for-sale	$1,112,489	$(101,608)	$475,703	$(87,883)	$1,588,192	$(189,491)

At June 30, 2023, the Company held fixed maturity securities of 552 issuers that were in an unrealized loss position with a total fair value of $1,707.4 million and gross unrealized losses of $173.8 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At June 30, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor’s or another nationally recognized rating agency at June 30, 2023 had an aggregate fair value of $2.3 million and an aggregate net unrealized loss of $160,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2023, December 31, 2022, or June 30, 2022. In the six months ended June 30, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to an intent to sell the security. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in the income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At June 30, 2023, the Company's bank loan portfolio had an aggregate fair value of $143.8 million and unpaid principal of $156.3 million. Investment income on bank loan participations included in net investment income was $4.4 million and $8.7 million for the three and six months ended June 30, 2023, respectively ($2.7 million and $5.1 million for the three and six months ended June 30, 2022, respectively). Net realized and unrealized gains (losses) on bank loan participations included losses of $2.1 million and gains of $3.5 million for the three and six months ended June 30, 2023, respectively (losses of $9.9 million and $12.0 million for the three and six months ended June 30, 2022, respectively). For the three and six months ended June 30, 2023, management concluded that $497,000 and $2.4 million, respectively, of the unrealized losses were due to credit-related impairments. For the three and six months ended June 30, 2022, management concluded that unrealized losses were largely market-driven and that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2023 or December 31, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturity securities:
Gross realized gains	$45	$1,332	$45	$1,698
Gross realized losses	(322)	(278)	(414)	(442)
	(277)	1,054	(369)	1,256
Bank loan participations:
Gross realized gains	24	18	105	113
Gross realized losses	(3,142)	(122)	(4,353)	(306)
Changes in fair values of bank loan participations	5,234	(9,791)	7,779	(11,800)
	2,116	(9,895)	3,531	(11,993)
Equity securities:
Gross realized gains	353	5	935	29
Gross realized losses	—	—	(267)	(381)
Changes in fair values of equity securities	(41)	(8,250)	(1,262)	(10,992)
	312	(8,245)	(594)	(11,344)
Short-term investments and other:
Gross realized gains	—	—	3	—
Gross realized losses	(6)	(24)	(19)	(39)
Changes in fair values of short-term investments and other	—	—	—	—
	(6)	(24)	(16)	(39)
Total	$2,145	$(17,110)	$2,552	$(22,120)

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

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$8,849	$9,159	$(305)	$81	$698	$2,361
Corporate & Other	—	—	—	15	170	259
	8,849	9,159	(305)	96	868	2,620
Renewable energy notes receivable (b)
Excess and Surplus Lines	1,202	1,202	36	70	72	140
Corporate & Other	1,503	1,503	45	87	90	174
	2,705	2,705	81	157	162	314
Limited partnerships (c)
Excess and Surplus Lines	10,297	10,019	370	(828)	621	(696)
Corporate & Other	1,064	1,064	—	—	—	—
	11,361	11,083	370	(828)	621	(696)
Bank holding companies (d)
Excess and Surplus Lines	4,500	4,500	86	86	172	172
Corporate & Other	—	—	—	—	—	—
	4,500	4,500	86	86	172	172
Total other invested assets
Excess and Surplus Lines	24,848	24,880	187	(591)	1,563	1,977
Corporate & Other	2,567	2,567	45	102	260	433
	$27,415	$27,447	$232	$(489)	$1,823	$2,410

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 2.6% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Corporate and Other segment also held an interest in one of the LLCs until the fourth quarter of 2022. The LLCs are managed by an entity for which two former directors served as officers, and the Company’s Non-Executive Chairman has invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $24,000 and $951,000 in the six months ended June 30, 2023 and 2022, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, the Company received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. We could receive additional contingent payments in the future according to terms of the transaction.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At June 30, 2023, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At June 30, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.0 million in the limited partnerships and a $20.0 million commitment to invest in a new limited partnership.

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
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2023 and December 31, 2022.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2023		December 31, 2022
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$22,200	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		31,164	—	31,164	—
Broker relationships	24.6	11,611	7,281	11,611	7,099
Identifiable intangible assets subject to amortization		11,611	7,281	11,611	7,099
		$42,775	$7,281	$42,775	$7,099

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Net income	$23,693	$7,664	$33,301	$17,869
Less: Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(3,500)
Net income available to common shareholders	$21,068	$5,039	$28,051	$14,369

Weighted average common shares outstanding:
Basic	37,642,289	37,449,621	37,587,359	37,428,385
Dilutive potential common shares	5,856,616	282,750	235,046	215,249
Diluted	43,498,905	37,732,371	37,822,405	37,643,634

Net income per common share:
Basic	$0.56	$0.13	$0.75	$0.38
Dilutive potential common shares	(0.02)	—	(0.01)	—
Diluted	$0.54	$0.13	$0.74	$0.38
For the three months ended June 30, 2023, all potential common shares were dilutive. Dividends on the Series A preferred shares were added back to the numerator and 5,640,158 common shares from an assumed conversion of the Series A preferred shares were included in the denominator for the diluted earnings per common share calculation. For the six months ended June 30, 2023, potential common shares of 5,640,158, representing the outstanding Series A preferred shares, were anti-dilutive and excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2022, potential common shares of 5,928,132 and 4,089,627, respectively, were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $670,000 at June 30, 2023, $661,000 at March 31, 2023, $612,000 at December 31, 2022, $601,000 at June 30, 2022, $604,000 at March 31, 2022, and $631,000 at December 31, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,299,835	$1,131,700	$1,248,270	$1,399,214
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	138,402	122,945	275,465	251,749
Prior years - retroactive reinsurance	618	—	17,481	—
Prior years - excluding retroactive reinsurance	2,288	(1,576)	3,650	5,228
Total incurred losses and loss and adjustment expenses	141,308	121,369	296,596	256,977
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	5,859	6,832	8,711	9,606
Prior years	95,693	92,765	179,701	193,620
Total loss and loss adjustment expense payments	101,552	99,597	188,412	203,226
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	618	—	17,481	—
Deduct: Loss reserves ceded in Casualty Re LPT	—	—	—	299,493
Add: Changes in reinsurance recoverable of Casualty Re LPT unrelated to net reserve activity	—	5,673	—	5,673
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,338,973	1,159,145	1,338,973	1,159,145
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,546,406	1,571,486	1,546,406	1,571,486
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,885,379	$2,730,631	$2,885,379	$2,730,631

The Company experienced $2.3 million of net adverse reserve development in the three months ended June 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $118,000 of net adverse development in the Excess and Surplus Lines segment, $839,000 of net favorable development in the Specialty Admitted Insurance segment, and $3.0 million of net adverse development in the Casualty Reinsurance segment.
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
The Company experienced $3.7 million of net adverse reserve development in the six months ended June 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $206,000 of net favorable development in the Excess and Surplus Lines segment, $1.0 million of net favorable development in the Specialty Admitted Insurance segment, and $4.9 million of net adverse development in the Casualty Reinsurance segment.

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
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three and six months ended June 30, 2023, due to adverse paid and reported loss trends, the Company recognized adverse prior year development of $18.4 million and $67.2 million, respectively, on the reserves subject to the Commercial Auto LPT ($12.6 million and $53.6 million, respectively) and Casualty Re LPT ($5.8 million and $13.7 million, respectively), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting under GAAP.
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
For the three and six months ended June 30, 2023, retroactive reinsurance benefits totaling $17.8 million and $49.8 million, respectively ($14.8 million and $44.1 million for the Commercial Auto LPT, respectively, and $2.9 million and $5.6 million for the Casualty Re LPT, respectively), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) using the recovery method. As of June 30, 2023, the cumulative

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

amounts ceded under the loss portfolio transfers was $800.1 million ($445.4 million under the Commercial Auto LPT and $354.7 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.6 million at June 30, 2023 under the loss portfolio transfers ($25.2 million related to the Commercial Auto LPT and $12.4 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. The Company has $45.3 million of aggregate limit remaining under the Casualty Re LPT at June 30, 2023.
6.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(20,367)	$(65,544)	$15,445	$(162,963)
U.S. income taxes	3,637	7,777	(1,363)	19,385
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(16,730)	(57,767)	14,082	(143,578)
Less reclassification adjustment:
Net realized investment (losses) gains	(277)	1,054	(369)	1,256
U.S. income taxes	4	(221)	6	(263)
Reclassification adjustment for investment (losses) gains realized in net income	(273)	833	(363)	993
Other comprehensive (loss) income	$(16,457)	$(58,600)	$14,445	$(144,571)
In addition to the $277,000 and $369,000 of net realized investment losses on available-for-sale fixed maturities for the three and six months ended June 30, 2023 ($1.1 million and $1.3 million of net realized investment gains for the three and six months ended June 30, 2022, respectively), the Company also recognized net realized and unrealized investment gains (losses) in the respective periods of $2.1 million and $3.5 million on its investments in bank loan participations ($(9.9) million and $(12.0) million in the respective prior year periods) and $312,000 and $(594,000) on its investments in equity securities ($(8.2) million and $(11.3) million in the respective prior year periods).
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
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.4 million of letters of credit were issued through June 30, 2023 which were secured by deposits of $5.7 million. Under a $102.5 million facility, $42.3 million of letters of credit were issued through June 30, 2023 which were secured by deposits of $53.0 million. Under a $100.0 million facility, $28.2 million of letters of credit were issued through June 30, 2023 which were secured by deposits of $43.7 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $399.8 million at June 30, 2023.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $100.3 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $445.4 million at June 30, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2023, the balance in the Indemnity Trust was $187.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $256.5 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2023, the balance in the LPT Trust was $85.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $113.8 million. At June 30, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $122.4 million (including $111.9 million of unpaid recoverables and $10.5 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2023, the balance in the Loss Fund Trust was $105.5 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income and comprehensive income (loss) less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 5 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.3 million and $2.4 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and six months ended June 30, 2023, respectively ($900,000 and $1.7 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2023
Gross written premiums	$286,126	$136,924	$4,691	$—	$427,741
Net earned premiums	159,002	23,858	26,798	—	209,658
Underwriting profit of operating segments	19,433	384	128	—	19,945
Net investment income	14,903	3,173	6,941	158	25,175
Interest expense	—	—	944	5,997	6,941
Segment revenues	175,521	28,330	34,269	322	238,442
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,880,824	1,381,877	945,628	87,541	5,295,870

Three Months Ended June 30, 2022
Gross written premiums	$266,635	$124,967	$8,112	$—	$399,714
Net earned premiums	137,884	18,141	30,237	—	186,262
Underwriting profit of operating segments	22,334	1,252	2,059	—	25,645
Net investment income	3,298	934	10,441	32	14,705
Interest expense	—	—	1,327	2,722	4,049
Segment revenues	131,659	19,187	33,854	106	184,806
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

Six Months Ended June 30, 2023
Gross written premiums	$515,029	$261,475	$15,130	$—	$791,634
Net earned premiums	310,361	44,339	63,071	—	417,771
Underwriting profit (loss) of operating segments	39,428	(85)	434	—	39,777
Net investment income	29,956	6,158	14,288	545	50,947
Interest expense	—	—	1,977	11,580	13,557
Segment revenues	342,171	52,840	78,136	896	474,043
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,880,824	1,381,877	945,628	87,541	5,295,870

Six Months Ended June 30, 2022
Gross written premiums	$470,917	$250,677	$38,056	$—	$759,650
Net earned premiums	269,185	37,459	69,442	—	376,086
Underwriting profit (loss) of operating segments	43,791	1,461	(6,778)	—	38,474
Net investment income	8,840	1,691	20,154	287	30,972
Interest expense	—	—	1,342	4,999	6,341
Segment revenues	265,051	39,550	81,725	428	386,754
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,433	$22,334	$39,428	$43,791
Specialty Admitted Insurance	384	1,252	(85)	1,461
Casualty Reinsurance	128	2,059	434	(6,778)
Total underwriting profit of operating segments	19,945	25,645	39,777	38,474
Other operating expenses of the Corporate and Other segment	(8,548)	(8,888)	(17,830)	(16,762)
Underwriting profit	11,397	16,757	21,947	21,712
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	(17,481)	—
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	(53)	49	(468)	(252)
Interest expense	(6,941)	(4,049)	(13,557)	(6,341)
Income before income taxes	$31,014	$10,261	$43,758	$23,789
9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Amortization of policy acquisition costs	$27,457	$23,188	$55,503	$46,025
Other underwriting expenses of the operating segments	22,860	16,960	45,791	36,310
Other operating expenses of the Corporate and Other segment	8,548	8,888	17,830	16,762
Total	$58,865	$49,036	$119,124	$99,097
Other expenses of $223,000 and $826,000 for the three and six months ended June 30, 2023, respectively ($0 and $368,000 in the respective prior year periods), primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance.
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
Assets measured at fair value on a recurring basis as of June 30, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$337,970	$—	$337,970
Residential mortgage-backed	—	430,248	—	430,248
Corporate	—	722,401	—	722,401
Commercial mortgage and asset-backed	—	315,506	—	315,506
U.S. Treasury securities and obligations guaranteed by the U.S. government	69,570	—	—	69,570
Total fixed maturity securities, available-for-sale	$69,570	$1,806,125	$—	$1,875,695
Equity securities:
Preferred stock	—	70,514	—	70,514
Common stock	45,321	2,265	16	47,602
Total equity securities	$45,321	$72,779	$16	$118,116
Bank loan participations	$—	$143,762	$—	$143,762
Short-term investments	$—	$22,128	$—	$22,128

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Beginning balance	$17	$—	$17	$102
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	(92)
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(1)	—	(1)	(10)
Included in other comprehensive income	—	—	—	—
Ending balance	$16	$—	$16	$—

The Company had one equity security at December 31, 2022 and June 30, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $16,000 at June 30, 2023 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2023 or 2022. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2023 and December 31, 2022, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,875,695	$1,875,695	$1,783,417	$1,783,417
Equity securities	118,116	118,116	118,627	118,627
Bank loan participations	143,762	143,762	154,991	154,991
Cash and cash equivalents	227,239	227,239	173,164	173,164
Restricted cash equivalents	105,502	105,502	103,215	103,215
Short-term investments	22,128	22,128	107,812	107,812
Other invested assets – notes receivable	7,205	7,676	7,205	7,703
Liabilities
Senior debt	222,300	228,409	222,300	226,063
Junior subordinated debt	104,055	136,328	104,055	127,149

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2023 and December 31, 2022 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2023 and December 31, 2022, respectively.
The fair values of senior debt and junior subordinated debt at June 30, 2023 and December 31, 2022 were determined using inputs to the valuation methodology that are unobservable (Level 3).
11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At June 30, 2023, unsecured loans of $21.5 million and secured letters of credit totaling

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

$28.2 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at June 30, 2023.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $7.9 million were paid in the six months ended June 30, 2023 including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively. In 2022, the first dividend payment of $3.5 million was paid on June 30, 2022.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of adverse reserve developments. None of the triggers that would result in adjustments to the conversion price have been met at June 30, 2023.
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
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,226 at June 30, 2023, reflecting 148,989 common shares issued in the six months ended June 30, 2023 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first six months of 2023 and 2022:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	1,921,040
	$0.10			$3,842,842

2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908,482
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	$1,907,953
	$0.10			$3,816,435
Included in the total dividends for the six months ended June 30, 2023 and 2022 are $81,000 and $72,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $244,000 at June 30, 2023 and $335,000 at December 31, 2022.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at June 30, 2023, 1,502,779 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2023, 70,508 shares are available for grant.
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

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at June 30, 2023 was 0.6 years.
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	363,484	$24.83	538,778	$20.50
Vested	(212,128)	$28.93	(112,353)	$45.49
Forfeited	(15,233)	$23.10	(9,760)	$22.97
Unvested, end of period	801,581	$24.73	708,800	$26.97
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Share based compensation expense	$2,316	$2,196	$5,008	$3,982
U.S. tax benefit on share based compensation expense	427	409	943	745
At June 30, 2023, the Company had $14.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
14.    Subsequent Events
On July 27, 2023, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on September 29, 2023 to shareholders of record on September 11, 2023.
On July 27, 2023, the Board of Directors declared a 7% dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on October 2, 2023 to shareholders of record on September 15, 2023.
On July 7, 2023, the Company entered into a Third Amended and Restated Credit Agreement for its $315.0 million senior revolving credit facility which, among other things, extended the maturity date of such facility until July 7, 2026 and increased the applicable interest rate and letter of credit fees.
On July 27, 2023, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with aggregate fair values of $187,000 and $50,000 and grant dates of July 27, 2023 and August 9, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, each of the Company’s U.S.-domiciled insurance subsidiaries is a party to a quota share reinsurance agreement that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and from January 1, 2018 through December 31, 2021, ceded 70% of their premiums and losses to Carolina Re. During 2022, Carolina Re commuted the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. During the second quarter of 2023, JRG Re commuted the majority of the outstanding obligations ceded under the intercompany quota share reinsurance agreements back to the Company's U.S.-based insurance subsidiaries with effect from

January 1, 2023. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
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
Impact of Inflation and Higher Interest Rates
The Company continues to be impacted by the heightened inflationary environment and higher interest rates. Most evident are the impacts on our investment portfolio and investing results, as well as the interest due on our outstanding variable rate senior and trust preferred debt. Our investment portfolio is primarily comprised of fixed maturity investments (85.8% of total invested assets at June 30, 2023). The fair values of fixed maturities generally move inversely with interest rates, and unrealized gains and losses associated with the changes in fair values, which are recognized as a component of other comprehensive income (loss), contribute to volatility in shareholders' equity and tangible equity. For the six months ended June 30, 2023 and 2022, other comprehensive income (loss), representing the after-tax impact of the unrealized gains and losses on fixed maturity investments, was $14.4 million and $(144.6) million, respectively. We continue to monitor our portfolio for credit-related impairments, and to date, we have concluded that the declines are primarily market-driven with no allowance for credit losses deemed necessary. As turnover occurs in our portfolio and we invest cash generated from operations, our investment income benefits from the addition of higher yielding fixed income investments. The annualized gross investment yield on fixed maturities was 4.2% and 4.2% for the three and six months ended June 30, 2023, respectively (3.0% and 2.9% in the respective prior year periods). Bank loans carry floating rates and yields on these investments have risen with interest rates.
Higher interest rates have also increased interest expense on our outstanding variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as LIBOR or SOFR plus a margin or spread. Interest expense on our outstanding debt was $6.0 million and $11.6 million (average interest rates of 7.4% and 7.2%) for the three and six months ended June 30, 2023, respectively ($2.7 million and $5.0 million in the respective prior year periods, average interest rates of 3.3% and 3.1%).
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$427,741	$399,714	7.0%	$791,634	$759,650	4.2%
Net retention	51.0%	48.7%		50.7%	48.8%
Net written premiums	$218,179	$194,691	12.1%	$401,399	$370,550	8.3%
Net earned premiums	$209,658	$186,262	12.6%	$417,771	$376,086	11.1%
Losses and loss adjustment expenses excluding retroactive reinsurance	(140,690)	(121,369)	15.9%	(279,115)	(256,977)	8.6%
Other operating expenses	(57,571)	(48,136)	19.6%	(116,709)	(97,397)	19.8%
Underwriting profit (1), (2)	11,397	16,757	(32.0)%	21,947	21,712	1.1%
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	—	(17,481)	—	—
Net investment income	25,175	14,705	71.2%	50,947	30,972	64.5%
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	—	2,552	(22,120)	—
Other income and expense	(53)	49	—	(468)	(252)	85.7%
Interest expense	(6,941)	(4,049)	71.4%	(13,557)	(6,341)	113.8%
Amortization of intangible assets	(91)	(91)	—	(182)	(182)	—
Income before taxes	31,014	10,261	202.3%	43,758	23,789	83.9%
Income tax expense	7,321	2,597	181.9%	10,457	5,920	76.6%
Net income	$23,693	$7,664	209.1%	$33,301	$17,869	86.4%
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—	(5,250)	(3,500)	50.0%
Net income available to common shareholders	$21,068	$5,039	318.1%	$28,051	$14,369	95.2%
Adjusted net operating income (1)	$20,551	$20,025	2.6%	$42,142	$33,892	24.3%
Ratios:
Loss ratio	67.1%	65.2%		66.8%	68.3%
Expense ratio	27.5%	25.8%		27.9%	25.9%
Combined ratio	94.6%	91.0%		94.7%	94.2%
Accident year loss ratio	66.0%	66.0%		65.9%	66.9%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and six months ended June 30, 2023 is gross fee income of $5.8 million and $11.5 million, respectively ($5.9 million and $11.4 million in the respective prior year periods).
Three Months Ended June 30, 2023 and 2022
The Company produced net income available to common shareholders of $21.1 million for the three months ended June 30, 2023 compared to $5.0 million for the three months ended June 30, 2022. Adjusted net operating income was $20.6 million and $20.0 million for the three months ended June 30, 2023 and 2022, respectively.
Underwriting profits were $11.4 million and $16.8 million (combined ratios of 94.6% and 91.0%) for the three months ended June 30, 2023 and 2022, respectively. Net earned premiums grew by $23.4 million or 12.6% over the prior year primarily driven by growth in the Excess and Surplus Lines segment. Net earned premiums for the Excess and Surplus Lines segment grew by $21.1 million or 15.3% reflecting growth in our larger underwriting divisions with broad based renewal rate increases and higher net retention in our Excess Casualty division. Our loss ratio increased from 65.2% in the prior year to 67.1% in the current year due to net reserve development on prior accident years. The three months ended June 30, 2023 include $2.3 million or 1.1 percentage points of net adverse development including $3.0 million of net adverse development in our Casualty Reinsurance segment related to prior year treaties not subject to the Casualty Re LPT. The three months ended June 30, 2022 include $1.6 million or 0.8 percentage points of net favorable development with $1.5 million experienced in the Specialty Admitted Insurance segment. Our expense ratio increased from 25.8% to 27.5% driven primarily by lower reinsurance cessions in both the Excess and Surplus Lines and Specialty Admitted insurance segments that resulted in fewer ceding commissions in the aggregate and higher net commissions.
Investment income exceeded the prior year by $10.5 million or 71.2% driven by higher yields on fixed maturities, bank loans, and cash equivalents. Net realized and unrealized gains and losses on investments include the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations. Equities and bank loans are carried at fair value with changes in fair value recognized as unrealized gains and losses in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (see Investing Results below). Interest expense was $2.9 million higher in the current year largely driven by higher interest rates on our variable rate senior and trust preferred debt.
Adjusted net operating income was 2.6% above prior year due to the higher investment income, which offset the lower underwriting results and higher interest expense. Tangible equity and tangible equity per share both increased 1.0% in the current quarter as the positive operating results were mostly offset by unrealized losses on fixed maturities in other comprehensive income. Our 14.7% adjusted net operating return on tangible equity for the three months ended June 30, 2023 compares to a 14.6% return for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 and 2022
The Company produced net income available to common shareholders of $28.1 million for the six months ended June 30, 2023 compared to $14.4 million for the six months ended June 30, 2022. Adjusted net operating income was $42.1 million for the six months ended June 30, 2023 compared to $33.9 million for the six months ended June 30, 2022.
Underwriting profits were $21.9 million and $21.7 million (combined ratios of 94.7% and 94.2%) for the six months ended June 30, 2023 and 2022, respectively. Net earned premiums grew by $41.7 million or 11.1% over the prior year driven by $41.2 million or 15.3% growth in the Excess and Surplus Lines segment. Our loss ratio improved from 68.3% in the prior year to 66.8% in the current year due to a lower current accident year loss ratio reflecting changes in the mix of our business and net reserve development on prior accident years, which was $3.7 million or 0.9 percentage points adverse for the six months ended June 30, 2023 compared to $5.2 million or 1.4 percentage points adverse in the six months ended June 30, 2022. Our expense ratio increased from 25.9% to 27.9% primarily due to higher net commissions resulting from lower reinsurance cessions and fewer ceding commissions in the aggregate in both the Excess and Surplus Lines and Specialty Admitted insurance segments.
Investment income grew by $20.0 million or 64.5% over the prior year primarily driven by higher yields on fixed maturities, bank loans, and cash equivalents. Net realized and unrealized gains and losses on investments include the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations (see Investing Results below). Interest expense was $7.2 million higher in the current year largely driven by higher interest rates on our variable rate senior and trust preferred debt. Net income available to common shareholders reflects dividends on the Series A Preferred Shares of $5.3 million and $3.5 million in the six months ended June 30, 2023 and 2022, respectively.
Adjusted net operating income increased 24.3% over the prior year due to the higher investment income, partially offset by the higher interest expense. Tangible equity and tangible equity per share increased by 11.9% and 11.5%, respectively, in the current year mainly due to the positive operating results and unrealized gains on fixed maturities in other comprehensive income. Our 15.6% adjusted net operating return on tangible equity for the six months ended June 30, 2023 also compares favorably to the 12.7% return for the six months ended June 30, 2022.
Loss Portfolio Transfers and Impact of Retroactive Reinsurance
The Company has entered into two loss portfolio transfers, which are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality on the subject risks as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract.
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
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Funds Withheld Account balance was $178.0 million and $213.6 million at June 30, 2023 and December 31, 2022, respectively. Funds Withheld Account crediting fees of $944,000 and $2.0 million are included in interest expense in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively ($1.3 million and $1.3 million in the respective prior year periods).
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three and six months ended June 30, 2023, due to adverse paid and reported loss trends on the business subject to the loss portfolio transfers, the Company recognized adverse prior year development of $18.4 million and $67.2 million, respectively, on the reserves subject to the Commercial Auto LPT ($12.6 million and $53.6 million, respectively) and Casualty Re LPT ($5.8 million and $13.7 million, respectively), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting.
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
Retroactive reinsurance benefits totaling $17.8 million and $49.8 million, respectively ($14.8 million and $44.1 million for the Commercial Auto LPT, respectively, and $2.9 million and $5.6 million for the Casualty Re LPT, respectively) were recorded in losses and loss adjustment expenses for the three and six months ended June 30, 2023 using the recovery method, resulting in net impacts of $618,000 and $17.5 million within our net losses and loss adjustment expenses for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the cumulative amounts ceded under the loss portfolio transfers was $800.1 million ($445.4 million under the Commercial Auto LPT and $354.7 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.6 million at June 30, 2023 under the loss portfolio transfers ($25.2 million related to the Commercial Auto LPT and $12.4 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. At June 30, 2023, the Company has $45.3 million of aggregate limit remaining under the Casualty Re LPT.
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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$286,126	$266,635	7.3%	$515,029	$470,917	9.4%
Specialty Admitted Insurance	136,924	124,967	9.6%	261,475	250,677	4.3%
Casualty Reinsurance	4,691	8,112	(42.2)%	15,130	38,056	(60.2)%
	$427,741	$399,714	7.0%	$791,634	$759,650	4.2%
Net written premiums:
Excess and Surplus Lines	$184,768	$166,004	11.3%	$332,198	$291,714	13.9%
Specialty Admitted Insurance	29,116	18,390	58.3%	55,841	38,595	44.7%
Casualty Reinsurance	4,295	10,297	(58.3)%	13,360	40,241	(66.8)%
	$218,179	$194,691	12.1%	$401,399	$370,550	8.3%
Net earned premiums:
Excess and Surplus Lines	$159,002	$137,884	15.3%	$310,361	$269,185	15.3%
Specialty Admitted Insurance	23,858	18,141	31.5%	44,339	37,459	18.4%
Casualty Reinsurance	26,798	30,237	(11.4)%	63,071	69,442	(9.2)%
	$209,658	$186,262	12.6%	$417,771	$376,086	11.1%
Gross written premiums for the Excess and Surplus Lines segment (which represents 65.1% of our consolidated gross written premiums in the six months ended June 30, 2023) increased 7.3% and 9.4% over the corresponding three and six month periods in the prior year. Total policy submissions for Core E&S lines (excluding commercial auto) increased 3.4% from the prior year and our ratio of bound policies to quoted policies was also higher, generating 3.9% more bound policies in the six months ended June 30, 2023 than in the six months ended June 30, 2022. The total number of policies in force for the segment increased 1.1% over the prior year. Renewal rates for the Excess and Surplus Lines segment were up 11.0% and 10.2% compared to the three and six months ended June 30, 2022, respectively. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Excess Casualty	$92,912	$84,769	9.6%	$174,306	$154,951	12.5%
General Casualty	60,668	55,119	10.1%	98,278	89,514	9.8%
Manufacturers & Contractors	46,873	42,229	11.0%	89,055	78,028	14.1%
Excess Property	25,560	19,744	29.5%	42,088	29,548	42.4%
All other Core E&S divisions	53,036	54,138	(2.0)%	97,710	99,835	(2.1)%
Total Core E&S divisions	279,049	255,999	9.0%	501,437	451,876	11.0%
Commercial Auto	$7,077	$10,636	(33.5)%	13,592	19,041	(28.6)%
Excess and Surplus Lines gross written premium	$286,126	$266,635	7.3%	$515,029	$470,917	9.4%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 33.0% of our consolidated gross written premiums for the six months ended June 30, 2023) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Fronting and program premium	$125,524	$113,097	11.0%	$237,107	$223,188	6.2%
Individual risk workers’ compensation premium	11,400	11,870	(4.0)%	24,368	27,489	(11.4)%
Specialty Admitted gross written premium	$136,924	$124,967	9.6%	$261,475	$250,677	4.3%
Our fronting written premium increased over the prior year driven primarily by the continued expansion of existing fronting relationships. Our two largest fronting relationships represented $71.7 million and $133.9 million (52.4% and 51.2%) of segment gross written premium for the three and six months ended June 30, 2023, respectively, compared to $59.3 million and $112.8 million (47.4% and 45.0%) for the three and six months ended June 30, 2022, respectively. Individual risk workers' compensation premium declined for the comparable three and six month periods as we maintain underwriting discipline against continued soft market conditions for workers' compensation.
The Company suspended writing business in the Casualty Reinsurance segment earlier this year, and we are now focused on growing our higher returning U.S. insurance businesses. The gross written premiums of $4.7 million and $15.1 million for the Casualty Reinsurance segment in the three and six months ended June 30, 2023 represent adjustments to written premium estimates for prior year treaties.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excess and Surplus Lines	64.6%	62.3%	64.5%	61.9%
Specialty Admitted Insurance	21.3%	14.7%	21.4%	15.4%
Casualty Reinsurance	91.6%	126.9%	88.3%	105.7%
Total	51.0%	48.7%	50.7%	48.8%
The net premium retention for the Excess and Surplus Lines segment increased relative to the three and six month periods of the prior year. The segment's Excess Casualty division, which comprises close to one-third of the segment's gross written premiums in the three and six months ended June 30, 2023 and 2022, cedes a high percentage of written premiums under a reinsurance treaty and changes in growth rates of this division can impact comparable premium retention ratios for the segment. In the third quarter of 2022, we increased our retention on the reinsurance treaty applicable to the Excess Casualty division. Net retention for the Excess Casualty division was 26.6% and 26.8% for the three and six months ended June 30, 2023 compared to 13.5% and 13.8% for the respective three and six month periods in the prior year.
The net premium retention for the Specialty Admitted Insurance segment increased for the three and six months ended June 30, 2023 as compared to the prior year primarily due to the termination of an individual risk workers' compensation quota share treaty effective January 1, 2023. The net retention on the individual risk workers’ compensation business was 73.9% and 73.6% for the three and six months ended June 30, 2023, respectively, compared to 29.2% and 30.0% for the three and six months ended June 30, 2022, respectively. Net retention on the fronting business was also higher due to the mix of business and changes in reinsurance coverage as treaties renew. The net retention on the segment’s fronting business was 16.5% and 16.0% for the three and six months ended June 30, 2023, respectively, compared to 13.2% and 13.6% for the three and six months ended June 30, 2022, respectively.
The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and net retentions above or below 100% in the respective periods reflect adjustments to prior year assumed and ceded written premiums on the treaty.

Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excess and Surplus Lines	87.8%	83.8%	87.3%	83.7%
Specialty Admitted Insurance	98.4%	93.1%	100.2%	96.1%
Casualty Reinsurance	99.5%	93.2%	99.3%	109.8%
Total	94.6%	91.0%	94.7%	94.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$286,126	$266,635	7.3%	$515,029	$470,917	9.4%
Net written premiums	$184,768	$166,004	11.3%	$332,198	$291,714	13.9%
Net earned premiums	$159,002	$137,884	15.3%	$310,361	$269,185	15.3%
Losses and loss adjustment expenses excluding retroactive reinsurance	(105,098)	(89,184)	17.8%	(204,287)	(174,109)	17.3%
Underwriting expenses	(34,471)	(26,366)	30.7%	(66,646)	(51,285)	30.0%
Underwriting profit (1)	$19,433	$22,334	(13.0)%	$39,428	$43,791	(10.0)%
Ratios:
Loss ratio	66.1%	64.7%		65.8%	64.7%
Expense ratio	21.7%	19.1%		21.5%	19.0%
Combined ratio	87.8%	83.8%		87.3%	83.7%
Accident year loss ratio	66.0%	64.7%		65.9%	64.7%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $19.4 million and $22.3 million (combined ratios of 87.8% and 83.8%) in the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, segment underwriting profit was $39.4 million and $43.8 million (combined ratios of 87.3% and 83.7%), respectively. Attractive market conditions and higher net retentions drove the growth in written and earned premiums for both periods. Higher loss ratios in the current year periods primarily reflect the mix of business which resulted in higher current accident year loss ratios. Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was negligible at $118,000 adverse and $32,000 favorable in the three months ended June 30, 2023 and 2022, respectively ($206,000 favorable and $91,000 favorable in the six months ended June 30, 2023 and 2022, respectively). The expense ratios increased over the prior year mainly due to the mix of business and higher retentions which resulted in higher net commissions expense.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$136,924	$124,967	9.6%	$261,475	$250,677	4.3%
Net written premiums	$29,116	$18,390	58.3%	$55,841	$38,595	44.7%
Net earned premiums	$23,858	$18,141	31.5%	$44,339	$37,459	18.4%
Losses and loss adjustment expenses	(17,594)	(13,217)	33.1%	(33,086)	(28,652)	15.5%
Underwriting expenses	(5,880)	(3,672)	60.1%	(11,338)	(7,346)	54.3%
Underwriting profit (loss) (1), (2)	$384	$1,252	(69.3)%	$(85)	$1,461	—
Ratios:
Loss ratio	73.7%	72.9%		74.6%	76.5%
Expense ratio	24.7%	20.2%		25.6%	19.6%
Combined ratio	98.4%	93.1%		100.2%	96.1%
Accident year loss ratio	77.3%	81.4%		76.9%	80.4%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.8 million and $11.5 million for the three and six months ended June 30, 2023, respectively ($5.9 million and $11.4 million in the respective prior year periods).
The Specialty Admitted Insurance segment produced underwriting profits of $384,000 and $1.3 million (combined ratios of 98.4% and 93.1%) in the three months ended June 30, 2023 and 2022, respectively. The higher loss ratio in the current year primarily reflects lower favorable development in our loss estimates for prior accident years, partially offset by changes in the mix of business which helped to produce a lower current accident year loss ratio. Net favorable development in our loss estimates for prior accident years was $839,000 or 3.5 points in the three months ended June 30, 2023 compared to $1.5 million or 8.5 points in the three months ended June 30, 2022. The higher expense ratio of 24.7% for the three months ended June 30, 2023 compared to 20.2% in the prior year was mainly driven by higher net commission expense due to the January 1, 2023 termination of the individual risk workers' compensation quota share treaty.
For the six months ended June 30, 2023, the Specialty Admitted Insurance segment had an underwriting loss of $85,000 and a combined ratio of 100.2%. This compares to an underwriting profit of $1.5 million and a combined ratio of 96.1% in the six months ended June 30, 2022. The loss ratio improvement from 76.5% in the prior year to 74.6% in the current year primarily reflects changes in the mix of business which helped to produce a lower current accident year loss ratio, partially offset by lower net favorable development in our loss estimates for prior accident years. Net favorable development in our loss estimates for prior accident years was $1.0 million or 2.3 points in the six months ended June 30, 2023 compared to $1.5 million or 4.0 points in the six months ended June 30, 2022. The higher expense ratio of 25.6% for the six months ended June 30, 2023 compared to 19.6% in the prior year was mainly driven by higher net commission expense due to the January 1, 2023 termination of the individual risk workers' compensation quota share treaty.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$4,691	$8,112	(42.2)%	$15,130	$38,056	(60.2)%
Net written premiums	$4,295	$10,297	(58.3)%	$13,360	$40,241	(66.8)%
Net earned premiums	$26,798	$30,237	(11.4)%	$63,071	$69,442	(9.2)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(17,998)	(18,968)	(5.1)%	(41,742)	(54,216)	(23.0)%
Underwriting expenses	(8,672)	(9,210)	(5.8)%	(20,895)	(22,004)	(5.0)%
Underwriting profit (loss) (1)	$128	$2,059	(93.8)%	$434	$(6,778)	—
Ratios:
Loss ratio	67.2%	62.7%		66.2%	78.1%
Expense ratio	32.3%	30.5%		33.1%	31.7%
Combined ratio	99.5%	93.2%		99.3%	109.8%
Accident year loss ratio	55.9%	62.7%		58.5%	68.3%
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
For the three months ended June 30, 2023 and 2022, the segment produced underwriting profits of $128,000 and $2.1 million (combined ratios of 99.5% and 93.2%), respectively. The loss ratio increase from 62.7% in the prior three month period to 67.2% in the current year was largely driven by net adverse reserve development of $3.0 million or 11.2 percentage points in the three months ended June 30, 2023 compared to none in the prior year (excluding adverse prior year development on the business subject to the Casualty Re LPT and the impact of retroactive reinsurance - see discussion above). This was partially offset by a lower current accident year loss ratio resulting from changes in the mix of business. The expense ratio increased from 30.5% for the three months ended June 30, 2022 to 32.3% for three months ended June 30, 2023 primarily reflecting higher commissions due to changes in the mix of business.
For the six months ended June 30, 2023, the segment had an underwriting profit of $434,000 and a combined ratio of 99.3%. This compares to an underwriting loss of $6.8 million and a combined ratio of 109.8% in the six months ended June 30, 2022. The loss ratio improved from 78.1% in the prior six month period to 66.2% in the current year, driven by a decline in the current accident year ratio and lower net adverse reserve development on prior accident years. For the six months ended June 30, 2023 and 2022, $4.9 million and $6.8 million (7.7 and 9.8 percentage points), respectively, of net adverse reserve development was recognized (excluding adverse prior year development on the business subject to the Casualty Re LPT and the impact of retroactive reinsurance - see discussion above). The expense ratio increased from 31.7% for the six months ended June 30, 2022 to 33.1% for the six months ended June 30, 2023 primarily reflecting higher commissions due to changes in the mix of business.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company group, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our internal reinsurance, rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.5 million and $17.8 million for the three and six months ended June 30, 2023, respectively ($8.9 million and $16.8 million in the respective prior year periods). The lower operating expense for the three months ended June 30, 2023 primarily reflects lower short-term incentive compensation, while the higher year to date expense is largely attributable to share based compensation, which was $5.0 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

Investing Results
Net investment income was $25.2 million and $50.9 million for the three and six months ended June 30, 2023, compared to $14.7 million and $31.0 million for the respective periods in the prior year. The Company's private investments generated income of $232,000 and $1.8 million for the three and six months ended June 30, 2023 compared to losses of $489,000 and income of $2.4 million in the respective prior year periods. Excluding private investments, our net investment income for the three and six months ended June 30, 2023 increased 64.2% and 72.0% over the prior year periods, respectively, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.0 years at June 30, 2023.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Fixed maturity securities	$16,933	$11,818	$33,360	$22,611
Bank loan participations	4,374	2,709	8,686	5,062
Equity securities	1,761	1,315	3,426	2,549
Other invested assets	232	(489)	1,823	2,410
Cash, cash equivalents, restricted cash equivalents and short-term investments	2,949	348	5,811	380
Gross investment income	26,249	15,701	53,106	33,012
Investment expense	(1,074)	(996)	(2,159)	(2,040)
Net investment income	$25,175	$14,705	$50,947	$30,972
The following table summarizes our annualized gross investment yields:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cash and invested assets	4.2%	2.5%	4.3%	2.7%
Fixed maturity securities	4.2%	3.0%	4.2%	2.9%
Of our total cash and invested assets of $2,414.4 million at June 30, 2023 (excluding restricted cash equivalents), $227.2 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,875.7 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $143.8 million of bank loan participations, $118.1 million of equity securities, $22.1 million of short-term investments, and $27.4 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At June 30, 2023 and December 31, 2022, the fair market value of these securities was $143.8 million and $155.0 million, respectively.
For the six months ended June 30, 2023, the Company recognized net realized and unrealized investment gains of $2.6 million ($2.1 million of net realized and unrealized investment gains for the three months ended June 30, 2023), including $7.8 million of net unrealized gains on bank loan participations, $1.3 million of net unrealized losses for the change in the fair value of equity securities, an $85,000 impairment loss for one fixed maturity security, $4.2 million of net realized investment losses on the sale of bank loan participations, $668,000 of net realized investment gains on the sale of equity securities, and $284,000 of net realized investment losses on the sale of fixed maturity securities.

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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In the six months ended June 30, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to an intent to sell the security. Management concluded that none of its fixed maturity securities were impaired at December 31, 2022. At June 30, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2023			December 31, 2022
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$381,802	$337,970	18.0%	$386,456	$330,852	18.6%
Residential mortgage-backed	467,134	430,248	22.9%	437,702	401,249	22.5%
Corporate	784,248	722,401	38.6%	734,976	670,212	37.6%
Commercial mortgage and asset-backed	340,212	315,506	16.8%	335,066	309,015	17.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,853	69,570	3.7%	75,583	72,089	4.0%
Total fixed maturity securities, available-for-sale	$2,046,249	$1,875,695	100.0%	$1,969,783	$1,783,417	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2023:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$402,068	21.4%
AA	$772,373	41.2%
A	$539,556	28.8%
BBB	$159,359	8.5%
Below BBB and unrated	$2,339	0.1%
Total	$1,875,695	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$94,222	$92,437	4.9%
After one year through five years	519,366	492,322	26.3%
After five years through ten years	364,892	323,047	17.3%
After ten years	260,423	222,135	11.8%
Residential mortgage-backed	467,134	430,248	22.9%
Commercial mortgage and asset-backed	340,212	315,506	16.8%
Total	$2,046,249	$1,875,695	100.0%
Other Income and Expense
Other income and expense primarily consists of non-operating expenses of $223,000 and $798,000 for the three and six months ended June 30, 2023, respectively ($0 and $347,000 for the three and six months ended June 30, 2022, respectively). Non-operating expenses include legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance.
Interest Expense
Interest expense was $6.9 million and $13.6 million for the three and six months ended June 30, 2023, respectively ($4.0 million and $6.3 million for the three and six months ended June 30, 2022, respectively). The increase over the prior year periods reflects the impact of rising interest rates on our variable rate senior and trust preferred debt and crediting fees on the Funds Withheld Account balance under the Casualty Re LPT ($944,000 and $2.0 million for the three and six months ended June 30, 2023, respectively, and $1.3 million for both the three and six months ended June 30, 2022). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended June 30, 2023 and 2022 ($182,000 in each of the six months ended June 30, 2023 and 2022).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the three and six months ended June 30, 2023, our U.S. federal income tax expense was 23.6% and 23.9%, respectively, of the income before taxes (25.3% and 24.9% in the respective prior year periods). The effective rate exceeded the 21.0% U.S. statutory rate in all periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2023 was $2,885.4 million. Of this amount, 64.0% relates to amounts that are IBNR. This amount was 61.5% at December 31, 2022. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$519,434	$1,133,996	$1,653,430
Specialty Admitted Insurance	380,496	428,258	808,754
Casualty Reinsurance	139,100	284,095	423,195
Total	$1,039,030	$1,846,349	$2,885,379
At June 30, 2023, the amount of net reserves (prior to the $670,000 allowance for uncollectible reinsurance recoverables) of $1,339.0 million that related to IBNR was 70.3%. This amount was 66.6% at December 31, 2022. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$290,828	$742,089	$1,032,917
Specialty Admitted Insurance	52,736	69,305	122,041
Casualty Reinsurance	53,985	130,030	184,015
Total	$397,549	$941,424	$1,338,973
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
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$40,334	$139,227
Investing activities	27,070	(75,060)
Financing activities	(13,329)	96,450
Change in cash and cash equivalents	54,075	160,617
Change in restricted cash equivalents (operating activities)	2,287	94
Change in cash, cash equivalents, and restricted cash equivalents	$56,362	$160,711

Cash provided by operating activities excluding restricted cash equivalents of $40.3 million and $139.2 million for the six months ended June 30, 2023 and 2022, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. The cash provided by operating activities declined relative to the prior year due to the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year.
Cash provided by investing activities of $27.1 million for the six months ended June 30, 2023 primarily reflects the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year and the withdrawal of invested assets to fund claims and operating expenses for the segment. Cash used in investing activities of $75.1 million for the six months ended June 30, 2022 reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 9.4% and 14.7% of total cash and invested assets at June 30, 2023 and 2022, respectively.

Cash used in financing activities of $13.3 million for the six months ended June 30, 2023 includes $3.9 million of dividends paid to common shareholders and $7.9 million of dividends paid on the Series A Preferred Shares. Cash provided by financing activities of $96.5 million for the six months ended June 30, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the six months ended June 30, 2022 also include $4.0 million of dividends paid to common shareholders and $3.5 million of dividends paid on the Series A Preferred Shares.
The activity in restricted cash equivalents for the six months ended June 30, 2023 and 2022 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $7.9 million were paid in the six months ended June 30, 2023 including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively.
At June 30, 2023, the Bermuda holding company had $2.3 million of cash and cash equivalents. The U.S. holding company had $22.8 million of cash and invested assets, comprised of cash and cash equivalents of $20.2 million and other invested assets of $2.6 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2023.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at June 30, 2023:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At June 30, 2023, the Company had $42.3 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, two, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.5% and is subject to change according to terms in the credit agreement. At June 30, 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
On July 7, 2023, the Company entered into a Third Amended and Restated Credit Agreement for its $315.0 million senior revolving credit facility which, among other things, extended the maturity date of such facility until July 7, 2026 and increased the applicable interest rate and letter of credit fees.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2023.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at June 30, 2023. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At June 30, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $28.2 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month LIBOR plus 3.85%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2023, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2023 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2023.
At June 30, 2023 and December 31, 2022, the Company's leverage ratio was 22.3% and 22.9%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%. We believe having debt as part of our capital structure allows us to generate a higher return on equity and greater book value per share results than we could by using equity capital alone.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2023 and 2022, our net premium retention was 51.0% and 48.7%, respectively. For the six months ended June 30, 2023 and 2022, our net premium retention was 50.7% and 48.8%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of June 30, 2023:

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
(4)    The property catastrophe reinsurance treaty has a limit of $20.0 million with one reinstatement.

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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event greater than the 1 in 1000 year PML to exhaust our $20.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $20.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2023:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.
Auto Programs	Quota share coverage for 50%-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $3.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 65% of limits up to $10.0 million per occurrence, and 75% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per occurrence.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million.
Catastrophe Coverage	Excess of Loss coverage for $20.0 million in excess of $5.0 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $20 million liability and $2.5 million hull per occurrence, each aircraft; and excess of loss coverage for up to $8.7M excess of $300,000 of our 20% share of the quota share each occurrence.

Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the individual risk workers’ compensation business as well as fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $20.0 million in excess of $5.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
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
We also had a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covered $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage was put into runoff effective July 1, 2022. As of June 30, 2023, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty had one reinstatement and expired on December 31, 2022.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2023, the allowance for credit losses on reinsurance recoverables was $670,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We customarily require a collateral trust arrangement to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2023, we had reinsurance recoverables on unpaid losses of $1,545.7 million (net of a $670,000 allowance for credit losses) and reinsurance recoverables on paid losses of $182.0 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2023, the balance in the Indemnity Trust was $187.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $256.5 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2023, the balance in the LPT Trust was $85.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $113.8 million. At June 30, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $122.4 million (including $111.9 million of unpaid recoverables and $10.5 million of paid recoverables).

In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2023, the balance in the Loss Fund Trust was $105.5 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
EQUITY
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,226 at June 30, 2023, reflecting 148,989 common shares issued in the six months ended June 30, 2023 related to vesting of RSUs.
Share Based Compensation Expense
For the three months ended June 30, 2023 and 2022, the Company recognized $2.3 million and $2.2 million of share based compensation expense, respectively ($5.0 million and $4.0 million in the six month periods ended June 30, 2023 and 2022, respectively). As of June 30, 2023, the Company had $14.8 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.

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
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	363,484	$24.83	538,778	$20.50
Vested	(212,128)	$28.93	(112,353)	$45.49
Forfeited	(15,233)	$23.10	(9,760)	$22.97
Unvested, end of period	801,581	$24.73	708,800	$26.97
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excess and Surplus Lines:
Loss Ratio	66.1%	64.7%	65.8%	64.7%
Impact of retroactive reinsurance	(1.4)%	—%	3.0%	—%
Loss Ratio including impact of retroactive reinsurance	64.7%	64.7%	68.8%	64.7%

Combined Ratio	87.8%	83.8%	87.3%	83.7%
Impact of retroactive reinsurance	(1.4)%	—%	3.0%	—%
Combined Ratio including impact of retroactive reinsurance	86.4%	83.8%	90.3%	83.7%

Casualty Reinsurance:
Loss Ratio	67.2%	62.7%	66.2%	78.1%
Impact of retroactive reinsurance	10.7%	—%	12.7%	—%
Loss Ratio including impact of retroactive reinsurance	77.9%	62.7%	78.9%	78.1%

Combined Ratio	99.5%	93.2%	99.3%	109.8%
Impact of retroactive reinsurance	10.7%	—%	12.7%	—%
Combined Ratio including impact of retroactive reinsurance	110.2%	93.2%	112.0%	109.8%

Consolidated:
Loss Ratio	67.1%	65.2%	66.8%	68.3%
Impact of retroactive reinsurance	0.3%	—%	4.2%	—%
Loss Ratio including impact of retroactive reinsurance	67.4%	65.2%	71.0%	68.3%

Combined Ratio	94.6%	91.0%	94.7%	94.2%
Impact of retroactive reinsurance	0.3%	—%	4.2%	—%
Combined Ratio including impact of retroactive reinsurance	94.9%	91.0%	98.9%	94.2%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$19,433	$22,334	$39,428	$43,791
Specialty Admitted Insurance	384	1,252	(85)	1,461
Casualty Reinsurance	128	2,059	434	(6,778)
Total underwriting profit of operating segments	19,945	25,645	39,777	38,474
Other operating expenses of the Corporate and Other segment	(8,548)	(8,888)	(17,830)	(16,762)
Underwriting profit (1)	11,397	16,757	21,947	21,712
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	(17,481)	—
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	(53)	49	(468)	(252)
Interest expense	(6,941)	(4,049)	(13,557)	(6,341)
Income before income taxes	$31,014	$10,261	$43,758	$23,789
(1)Included in underwriting results for the three and six months ended June 30, 2023 is gross fee income of $5.8 million and $11.5 million, respectively ($5.9 million and $11.4 million in the respective prior year periods).
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

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$28,389	$21,068	$7,636	$5,039
Losses and loss adjustment expenses - retroactive reinsurance	618	1,091	—	—
Net realized and unrealized investment (gains) losses	(2,145)	(1,806)	17,110	14,986
Other expenses	223	198	—	—
Adjusted net operating income	$27,085	$20,551	$24,746	$20,025

	Six Months Ended June 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$38,508	$28,051	$20,289	$14,369
Losses and loss adjustment expenses - retroactive reinsurance	17,481	15,497	—	—
Net realized and unrealized investment (gains) losses	(2,552)	(2,179)	22,120	19,176
Other expenses	798	773	347	347
Adjusted net operating income	$54,235	$42,142	$42,756	$33,892
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
The following table reconciles shareholders’ equity to tangible equity as of June 30, 2023, December 31, 2022, and June 30, 2022:

	June 30, 2023		December 31, 2022		June 30, 2022
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$595,923	$15.84	$553,766	$14.78	$594,386	$15.87
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	37,572		20,091		—
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	35,494		35,676		35,857
Tangible equity	$561,068	$12.97	$501,248	$11.63	$521,596	$12.10

Common shares outstanding	37,619,226		37,470,237		37,450,264
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		5,640,158		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,259,384		43,110,395		43,090,422

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Employment Agreement dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary James River Group, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on June 8, 2023; Commission File No. 001-36777)

10.2
Amended and Restated Employment Agreement, dated June 7, 2023, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on June 8, 2023; Commission File No. 001-36777)

10.3
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on July 12, 2023; Commission File No. 001-36777)

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

James River Group Holdings, Ltd.

Date:	August 8, 2023	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)