Form 10-Q/A
period 2023-06-30
James River Group Holdings, Ltd.
filed 2023-11-14
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at August 4, 2023: 37,619,749

EXPLANATORY NOTE

James River Group Holdings, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2023 (this “Form 10-Q/A”), that was originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 8, 2023 (the "Original Filing"). On November 7, 2023, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the audit committee of the Company's board of directors, after considering the recommendations of management and discussions with Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, that, as a result of the error described in Note 1 - Accounting Policies, the Company would restate previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the interim period ended June 30, 2023. Refer to Note 1, Accounting Policies to our unaudited condensed consolidated financial statements included in this Form 10-Q/A for the adjustments to the condensed consolidated financial statements related to this restatement.
In accordance with applicable SEC rules, this Form 10-Q/A also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), dated as of the date of filing this Form 10-Q/A.
This Form 10-Q/A also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disclosure Controls and Procedures, Risk Factors and other disclosures made in the Original Filing resulting from the restatement and revision of the relevant periods. The items amended in the Original Filing are listed under “Items Amended in this Form 10-Q/A" below. Other than the “Items Amended in this Form 10-Q/A,” disclosures in the Original Form 10-Q remain unchanged, including forward-looking statements made in the Original Filing which are not changed to reflect events, results, or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Filing. The Company has not modified or updated disclosures presented in the Original Filing, and does not reflect or purport to reflect any information or events occurring after August 8, 2023, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.
Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “As Restated.”
The Company’s management has assessed the effect of the foregoing on the Company’s internal control over financial reporting and disclosure controls and procedures. The Company's control over the review of the determination of when reinstatement premiums for reinsurance should be recognized did not operate effectively as of March 31, 2023 and June 30, 2023 resulting in a material weakness in the Company's internal control over financial reporting. Based on this assessment, the Company's disclosure controls and procedures were ineffective in the first and second quarter of 2023. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Form 10-Q/A
The following sections in the Original Report are revised in this Form 10-Q/A to reflect the restatement:

• Part I, Item 1: Financial Statements
• Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4: Controls and Procedures
• Part II, Item 1A: Risk Factors
• Part II, Item 6: Exhibits

James River Group Holdings, Ltd.
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the fact that they do not relate strictly to historical or current facts. You may identify forward-looking statements in this Quarterly Report by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans”, “seeks” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, all statements relating to our future financial performance, our business prospects and strategy, anticipated financial position and financial strength ratings, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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
•the failure to close the sale by James River Group Holdings, Ltd. of the common shares of JRG Reinsurance Company Ltd. announced on November 8, 2023;
•potential uncertainty regarding the outcome of our exploration of strategic alternatives, and the impacts that it may have on our business;
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
•the failure to remediate the material weakness in our internal controls over financial reporting described in Item 4 of this Form 10Q/A, and the failure to otherwise maintain effective internal controls in accordance with Sarbanes-Oxley;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2023 (As Restated) (1)	December 31, 2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2023 – $2,046,249; 2022 – $1,969,783)	$1,875,695	$1,783,417
Equity securities, at fair value (cost: 2023 – $117,920; 2022 – $117,169)	118,116	118,627
Bank loan participations, at fair value	143,762	154,991
Short-term investments	22,128	107,812
Other invested assets	27,415	27,447
Total invested assets	2,187,116	2,192,294

Cash and cash equivalents	227,239	173,164
Restricted cash equivalents	105,502	103,215
Accrued investment income	16,805	14,418
Premiums receivable and agents’ balances, net	364,842	340,525
Reinsurance recoverable on unpaid losses, net	1,545,736	1,520,113
Reinsurance recoverable on paid losses	181,956	114,242
Prepaid reinsurance premiums	279,507	274,165
Deferred policy acquisition costs	51,668	59,603
Intangible assets, net	35,494	35,676
Goodwill	181,831	181,831
Other assets	118,174	127,829
Total assets	$5,295,870	$5,137,075

(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2023 (As Restated) (1)	December 31, 2022
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,885,379	$2,768,995
Unearned premiums	665,189	676,016
Payables to reinsurers	182,325	123,502
Funds held	275,331	310,953
Deferred reinsurance gain	37,572	20,091
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	52,507	59,566
Other liabilities	140,772	152,933
Total liabilities	4,565,430	4,438,411
Commitments and contingent liabilities
Series A redeemable preferred shares – 2023 and 2022: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2023 and 2022: $0.0002 par value; 200,000,000 shares authorized; 37,619,226 and 37,470,237 shares issued and outstanding, respectively	7	7
Additional paid-in capital	872,359	868,858
Retained deficit	(138,225)	(152,055)
Accumulated other comprehensive loss	(148,599)	(163,044)
Total shareholders’ equity	585,542	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,295,870	$5,137,075

(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
	(in thousands, except share amounts)
Revenues
Gross written premiums	$427,741	$399,714	$791,634	$759,650
Ceded written premiums	(218,953)	(205,023)	(402,556)	(389,100)
Net written premiums	208,788	194,691	389,078	370,550
Change in net unearned premiums	(8,521)	(8,429)	16,372	5,536
Net earned premiums	200,267	186,262	405,450	376,086
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Other income	1,464	949	2,773	1,816
Total revenues	229,051	184,806	461,722	386,754
Expenses
Losses and loss adjustment expenses	141,308	121,369	296,596	256,977
Other operating expenses	58,865	49,036	119,124	99,097
Other expenses	223	—	826	368
Interest expense	6,941	4,049	13,557	6,341
Amortization of intangible assets	91	91	182	182
Total expenses	207,428	174,545	430,285	362,965
Income before taxes	21,623	10,261	31,437	23,789
Income tax expense	5,709	2,597	8,517	5,920
Net income	15,914	7,664	22,920	17,869
Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(3,500)
Net income available to common shareholders	$13,289	$5,039	$17,670	$14,369

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(3,633) and $1,369 in 2023 and $(7,998) and $(19,648) in 2022	(16,457)	(58,600)	14,445	(144,571)
Total comprehensive (loss) income	$(543)	$(50,936)	$37,365	$(126,702)

Net income per common share:
Basic	$0.35	$0.13	$0.47	$0.38
Diluted	$0.35	$0.13	$0.47	$0.38
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
Weighted-average common shares outstanding:
Basic	37,642,289	37,449,621	37,587,359	37,428,385
Diluted	37,858,747	37,732,371	37,822,405	37,643,634

(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
				(As Restated) (1)		(As Restated) (1)
	(in thousands, except share amounts)
Balances at March 31, 2023	37,619,226	$7	$870,043	$(149,595)	$(132,142)	$588,313
Net income	—	—	—	15,914	—	15,914
Other comprehensive loss	—	—	—	—	(16,457)	(16,457)
Compensation expense under share incentive plans	—	—	2,316	—	—	2,316
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,919)	—	(1,919)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	22,920	—	22,920
Other comprehensive income	—	—	—	—	14,445	14,445
Vesting of RSUs	148,989	—	(1,507)	—	—	(1,507)
Compensation expense under share incentive plans	—	—	5,008	—	—	5,008
Dividends on Series A preferred shares	—	—	—	(5,250)	—	(5,250)
Dividends on common shares	—	—	—	(3,840)	—	(3,840)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542

(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

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
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the three and six months ended June 30, 2023, our U.S. federal income tax expense was 26.4% and 27.1%, respectively, of the income before taxes (25.3% and 24.9% in the respective prior year periods). The effective rate exceeded the 21.0% U.S. statutory rate in all periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
Adopted Accounting Standards
There were no new accounting standards adopted in 2023 that materially impacted the Company's financial statements.
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error
We have restated herein our condensed consolidated financial statements as of June 30, 2023 and for the three and six month periods then ended (the “Affected Financials”). The restatement reflects the correction of an error related to the accounting for reinstatement premium on a specialty casualty reinsurance treaty in the Excess & Surplus Lines segment. Certain of the Company’s reinsurance treaties include a requirement to pay additional reinsurance premiums after the initial coverage limit has been exhausted. In determining whether the Company owed reinstatement premium on one of its treaties, the Company found that the liability for the reinstatement premium payable on certain claims was recorded in a subsequent quarter of 2023 from the quarter in 2023 when the incurred losses that triggered the reinstatement premiums were recorded.
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error.
As part of the restatement of the financial statements for the six months ended June 30, 2023, the Company also recorded the correction of a $2.9 million immaterial error also related to reinstatement premium associated with one claim for a different treaty year on the same specialty casualty reinsurance treaty in the Excess and Surplus Lines segment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company recorded the following adjustments to correct the prior period errors in the financial statements as of and for the period ended June 30, 2023:
Condensed Consolidated Balance Sheet (Unaudited)

	As of June 30, 2023
	As Previously Reported	Adjustment	As Restated
	($ in thousands)
Liabilities and Shareholders' Equity
Liabilities:
Payables to reinsurers	$170,004	$12,321	$182,325
Other liabilities	142,712	(1,940)	140,772
Total liabilities	$4,555,049	$10,381	$4,565,430
Shareholders’ equity:
Retained deficit	$(127,844)	$(10,381)	$(138,225)
Total shareholders’ equity	$595,923	$(10,381)	$585,542

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
	($ in thousands)
Revenues
Ceded written premiums	$(209,562)	$(9,391)	$(218,953)
Net written premiums	218,179	(9,391)	208,788
Net earned premiums	209,658	(9,391)	200,267
Total revenues	$238,442	$(9,391)	$229,051

Income before taxes	$31,014	$(9,391)	$21,623
Income tax expense	7,321	(1,612)	5,709
Net income	$23,693	$(7,779)	$15,914
Net income available to common shareholders	$21,068	$(7,779)	$13,289
Total comprehensive income (loss)	$7,236	$(7,779)	$(543)

Net income per common share:
Basic	$0.56	$(0.21)	$0.35
Diluted	$0.54	$(0.19)	$0.35

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
	($ in thousands)
Revenues
Ceded written premiums	$(390,235)	$(12,321)	$(402,556)
Net written premiums	401,399	(12,321)	389,078
Net earned premiums	417,771	(12,321)	405,450
Total revenues	$474,043	$(12,321)	$461,722

Income before taxes	$43,758	$(12,321)	$31,437
Income tax expense	10,457	(1,940)	8,517
Net income	$33,301	$(10,381)	$22,920
Net income available to common shareholders	$28,051	$(10,381)	$17,670
Total comprehensive income	$47,746	$(10,381)	$37,365

Net income per common share:
Basic	$0.75	$(0.28)	$0.47
Diluted	$0.74	$(0.27)	$0.47

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Retained Deficit			Total Shareholders' Equity
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	(in thousands)
Balances at March 31, 2023	$(146,993)	$(2,602)	$(149,595)	$590,915	$(2,602)	$588,313
Net income	23,693	(7,779)	15,914	23,693	(7,779)	15,914
Balances at June 30, 2023	$(127,844)	$(10,381)	$(138,225)	$595,923	$(10,381)	$585,542

Balances at December 31, 2022	$(152,055)	$—	$(152,055)	$553,766	$—	$553,766
Net income	33,301	(10,381)	22,920	33,301	(10,381)	22,920
Balances at June 30, 2023	$(127,844)	$(10,381)	$(138,225)	$595,923	$(10,381)	$585,542

There was no impact to net cash provided by operating activities for the six months ended June 30, 2023 (All affected items were within operating activities). In addition to the changes reflected above, amounts were restated in the following Notes as a result of these adjustments:
Note 4    Earnings Per Share
Note 8    Segment Information
We have also updated Note 14 Subsequent Events to reflect any information or events occurring after August 8, 2023, the original filing date of the Original Form 10-Q, to the extent they are required to be disclosed herein.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
	(in thousands, except share and per share amounts)
Net income	$15,914	$7,664	$22,920	$17,869
Less: Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(3,500)
Net income available to common shareholders	$13,289	$5,039	$17,670	$14,369

Weighted average common shares outstanding:
Basic	37,642,289	37,449,621	37,587,359	37,428,385
Dilutive potential common shares	216,458	282,750	235,046	215,249
Diluted	37,858,747	37,732,371	37,822,405	37,643,634

Net income per common share:
Basic	$0.35	$0.13	$0.47	$0.38
Dilutive potential common shares	—	—	—	—
Diluted	$0.35	$0.13	$0.47	$0.38
For the three and six months ended June 30, 2023, potential common shares of 5,640,158 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the three and six months ended June 30, 2022, potential common shares of 5,928,132 and 4,089,627, respectively, were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(As Restated) (1)				(As Restated) (1)
	(in thousands)
Three Months Ended June 30, 2023
Gross written premiums	$286,126	$136,924	$4,691	$—	$427,741
Net earned premiums	149,611	23,858	26,798	—	200,267
Underwriting profit of operating segments	10,042	384	128	—	10,554
Net investment income	14,903	3,173	6,941	158	25,175
Interest expense	—	—	944	5,997	6,941
Segment revenues	166,130	28,330	34,269	322	229,051
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,880,824	1,381,877	945,628	87,541	5,295,870

Three Months Ended June 30, 2022
Gross written premiums	$266,635	$124,967	$8,112	$—	$399,714
Net earned premiums	137,884	18,141	30,237	—	186,262
Underwriting profit of operating segments	22,334	1,252	2,059	—	25,645
Net investment income	3,298	934	10,441	32	14,705
Interest expense	—	—	1,327	2,722	4,049
Segment revenues	131,659	19,187	33,854	106	184,806
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

Six Months Ended June 30, 2023
Gross written premiums	$515,029	$261,475	$15,130	$—	$791,634
Net earned premiums	298,040	44,339	63,071	—	405,450
Underwriting profit (loss) of operating segments	27,107	(85)	434	—	27,456
Net investment income	29,956	6,158	14,288	545	50,947
Interest expense	—	—	1,977	11,580	13,557
Segment revenues	329,850	52,840	78,136	896	461,722
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,880,824	1,381,877	945,628	87,541	5,295,870

Six Months Ended June 30, 2022
Gross written premiums	$470,917	$250,677	$38,056	$—	$759,650
Net earned premiums	269,185	37,459	69,442	—	376,086
Underwriting profit (loss) of operating segments	43,791	1,461	(6,778)	—	38,474
Net investment income	8,840	1,691	20,154	287	30,972
Interest expense	—	—	1,342	4,999	6,341
Segment revenues	265,051	39,550	81,725	428	386,754
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,096,138	1,135,839	1,999,687	33,611	5,265,275

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$10,042	$22,334	$27,107	$43,791
Specialty Admitted Insurance	384	1,252	(85)	1,461
Casualty Reinsurance	128	2,059	434	(6,778)
Total underwriting profit of operating segments	10,554	25,645	27,456	38,474
Other operating expenses of the Corporate and Other segment	(8,548)	(8,888)	(17,830)	(16,762)
Underwriting profit	2,006	16,757	9,626	21,712
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	(17,481)	—
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	(53)	49	(468)	(252)
Interest expense	(6,941)	(4,049)	(13,557)	(6,341)
Income before income taxes	$21,623	$10,261	$31,437	$23,789
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Net earned premiums, underwriting profit, and segment revenues for the Excess and Surplus Lines segment were restated for the three and six months ended June 30, 2023 in the tables above.
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
On August 28, 2023, the Court in the purported class action lawsuit described in Note 7 – Contingent Liabilities denied the second motion to dismiss filed by the Company and other defendants. Discovery is underway.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction includes the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, is aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the third quarter representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (the “Buyer”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, the Buyer agreed to purchase from the Company all of the common shares of JRG Re (the “Transaction”). The Transaction, which is expected to close in the first quarter of 2024, will result in the Company’s disposition of its casualty reinsurance business and related assets.
Total consideration to the Company for the sale of JRG Re includes (A) $277 million, which is comprised of (i) $138 million payable by the Buyer to the Company on the closing date in cash, subject to final closing adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing date, and (ii) a $139 million dividend or return of capital or surplus by JRG Re to the Company prior to the closing date, which dividend or return of capital or surplus is subject to the availability of unencumbered assets on the closing date, and (B) $2.5 million to be paid by the Buyer to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the closing date.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including approval of the Bermuda Monetary Authority. The Stock Purchase Agreement contains customary representations and warranties made by the Company and the Buyer that are subject, in some cases, to specified exceptions and qualifications contained in the Stock Purchase Agreement and the confidential disclosure schedules related thereto, as well as certain customary covenants. Pursuant to the

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Stock Purchase Agreement and subject to the conditions set forth therein, on the closing date, the Company and the Buyer will enter into certain ancillary agreements, including a transition services agreement.
On November 10, 2023, the Company announced that its board of directors has initiated an exploration of strategic alternatives. As part of this process, the board will consider a wide range of options for the Company including, among other things, a potential sale, merger, or other strategic transaction. The Company has retained financial advisers to assist in the process. There is no assurance that the process will result in the Company pursuing a particular transaction or other strategic outcome. The Company has not set a timetable for completion of this process, and it does not intend to disclose further developments unless and until it determines that further disclosure is appropriate or necessary.
On November 13, 2023, a purported class action lawsuit was filed in the US District Court, Southern District of New York, on behalf of Paul Glantz (“Plaintiff”) against James River Group Holdings, Ltd. and certain of its officers (together “Defendants”), asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive (the putative “Class Period”), that Defendants failed to disclose that the Company lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance and as a result the Company overstated its net income, and that, as a result, Plaintiff suffered unspecified damages. We believe that the Plaintiff’s claims are without merit and intend to vigorously defend this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, and Part II, Item 1A “Risk Factors” in this Form 10-Q/A, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Restatement of Previously Issued Financial Statements
As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 1 - Description of Business -Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, certain items within this Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated to reflect the restatement of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. Except as described above, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q filed with the SEC on August 8, 2023, and accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect or purport to reflect any information or events occurring after August 8, 2023, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Accordingly, the Company has not updated forward-looking statements or information to reflect events occurring after the filing of the Original Form 10-Q. Refer to Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of the restatement.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	(As Restated) (1)			(As Restated) (1)
	($ in thousands)
Gross written premiums	$427,741	$399,714	7.0%	$791,634	$759,650	4.2%
Net retention	48.8%	48.7%		49.1%	48.8%
Net written premiums	$208,788	$194,691	7.2%	$389,078	$370,550	5.0%
Net earned premiums	$200,267	$186,262	7.5%	$405,450	$376,086	7.8%
Losses and loss adjustment expenses excluding retroactive reinsurance	(140,690)	(121,369)	15.9%	(279,115)	(256,977)	8.6%
Other operating expenses	(57,571)	(48,136)	19.6%	(116,709)	(97,397)	19.8%
Underwriting profit (2), (3)	2,006	16,757	(88.0)%	9,626	21,712	(55.7)%
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	—	(17,481)	—	—
Net investment income	25,175	14,705	71.2%	50,947	30,972	64.5%
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	—	2,552	(22,120)	—
Other income and expense	(53)	49	—	(468)	(252)	85.7%
Interest expense	(6,941)	(4,049)	71.4%	(13,557)	(6,341)	113.8%
Amortization of intangible assets	(91)	(91)	—	(182)	(182)	—
Income before taxes	21,623	10,261	110.7%	31,437	23,789	32.1%
Income tax expense	5,709	2,597	119.8%	8,517	5,920	43.9%
Net income	$15,914	$7,664	107.6%	$22,920	$17,869	28.3%
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—	(5,250)	(3,500)	50.0%
Net income available to common shareholders	$13,289	$5,039	163.7%	$17,670	$14,369	23.0%
Adjusted net operating income (2)	$12,772	$20,025	(36.2)%	$31,761	$33,892	(6.3)%
Ratios:
Loss ratio	70.3%	65.2%		68.8%	68.3%
Expense ratio	28.7%	25.8%		28.8%	25.9%
Combined ratio	99.0%	91.0%		97.6%	94.2%
Accident year loss ratio	69.1%	66.0%		67.9%	66.9%
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.
(2)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(3)Included in underwriting results for the three and six months ended June 30, 2023 is gross fee income of $5.8 million and $11.5 million, respectively ($5.9 million and $11.4 million in the respective prior year periods).
Three Months Ended June 30, 2023 and 2022
The Company produced net income available to common shareholders of $13.3 million for the three months ended June 30, 2023 compared to $5.0 million for the three months ended June 30, 2022. Adjusted net operating income was $12.8 million for the three months ended June 30, 2023 compared to $20.0 million for the three months ended June 30, 2022.
Underwriting profits were $2.0 million and $16.8 million (combined ratios of 99.0% and 91.0%) for the three months ended June 30, 2023 and 2022, respectively. Underwriting results for the current quarter include $9.4 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss treaty, reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 4.4 percentage point increase in our combined ratio.
Net earned premiums grew by $14.0 million or 7.5% over the prior year primarily driven by growth in the Excess and Surplus Lines segment. Net earned premiums for the Excess and Surplus Lines segment grew by $11.7 million or 8.5% reflecting growth in our larger underwriting divisions with broad based renewal rate increases and higher net retention in our Excess Casualty division, partially offset by the $9.4 million of reinstatement premium recorded in the quarter. Our loss ratio increased from 65.2% in the prior year to 70.3% in the current year due to a 3.2 percentage point impact of the reinstatement premium and net reserve development on prior accident years. The three months ended June 30, 2023 include $2.3 million or 1.1 percentage points of net adverse development including $3.0 million of net adverse development in our Casualty Reinsurance segment related to prior year treaties not subject to the Casualty Re LPT. The three months ended June 30, 2022 include $1.6 million or 0.8 percentage points of net favorable development with $1.5 million experienced in the Specialty Admitted Insurance segment. Our expense ratio increased from 25.8% to 28.7% driven primarily by a 1.2 percentage point increase associated with the reinstatement premium and lower reinsurance cessions in both the Excess and Surplus Lines and Specialty Admitted insurance segments that resulted in fewer ceding commissions in the aggregate and higher net commissions.
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
Adjusted net operating income was 36.2% below the prior year due to the the lower underwriting results, largely reflecting the impact of the $9.4 million of reinstatement premium in the current quarter, and higher interest expense, partially offset by the higher investment income. Tangible equity and tangible equity per share both decreased 0.4% in the current quarter as the positive operating results were offset by unrealized losses on fixed maturities in other comprehensive income. Our 9.3% adjusted net operating return on tangible equity for the three months ended June 30, 2023 compares to a 14.6% return for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 and 2022
The Company produced net income available to common shareholders of $17.7 million for the six months ended June 30, 2023 compared to $14.4 million for the six months ended June 30, 2022. Adjusted net operating income was $31.8 million for the six months ended June 30, 2023 compared to $33.9 million for the six months ended June 30, 2022.
Underwriting profits were $9.6 million and $21.7 million (combined ratios of 97.6% and 94.2%) for the six months ended June 30, 2023 and 2022, respectively. Underwriting results for the current year include $12.3 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss treaty, reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 2.9 percentage point increase in our combined ratio.
Net earned premiums grew by $29.4 million or 7.8% over the prior year driven by $28.9 million or 10.7% growth in the Excess and Surplus Lines segment. The growth in Excess and Surplus Lines was driven by growth in our larger underwriting divisions, partially offset by the $12.3 million of reinstatement premium. Our loss ratio increased from 68.3% in the prior year to 68.8% in the current year due to a 2.0 percentage point increase due to the reinstatement premium, partially offset by a lower current accident year loss ratio (after adjusting for the impact of the reinstatement premium) reflecting changes in the mix of our business and net reserve development on prior accident years, which was $3.7 million or 0.9 percentage points adverse for the six months ended June 30, 2023 compared to $5.2 million or 1.4 percentage points adverse in the six months ended June 30, 2022. Our expense ratio increased from 25.9% to 28.8% primarily due to a 0.9 percentage point impact of the reinstatement premium and higher net commissions resulting from lower reinsurance cessions and fewer ceding commissions in the aggregate in both the Excess and Surplus Lines and Specialty Admitted insurance segments.
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
Adjusted net operating income decreased 6.3% from the prior year due to the lower underwriting profit, largely reflecting the impact of the $12.3 million of reinstatement premium in the current year, and higher interest expense, partially offset by the higher investment income. Tangible equity and tangible equity per share increased by 9.9% and 9.5%, respectively, in the current year mainly due to the positive operating results and unrealized gains on fixed maturities in other comprehensive income. Our 11.9% adjusted net operating return on tangible equity for the six months ended June 30, 2023 compares to a 12.7% return for the six months ended June 30, 2022.
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
The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	(As Restated) (1)			(As Restated) (1)
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$286,126	$266,635	7.3%	$515,029	$470,917	9.4%
Specialty Admitted Insurance	136,924	124,967	9.6%	261,475	250,677	4.3%
Casualty Reinsurance	4,691	8,112	(42.2)%	15,130	38,056	(60.2)%
	$427,741	$399,714	7.0%	$791,634	$759,650	4.2%
Net written premiums:
Excess and Surplus Lines	$175,377	$166,004	5.6%	$319,877	$291,714	9.7%
Specialty Admitted Insurance	29,116	18,390	58.3%	55,841	38,595	44.7%
Casualty Reinsurance	4,295	10,297	(58.3)%	13,360	40,241	(66.8)%
	$208,788	$194,691	7.2%	$389,078	$370,550	5.0%
Net earned premiums:
Excess and Surplus Lines	$149,611	$137,884	8.5%	$298,040	$269,185	10.7%
Specialty Admitted Insurance	23,858	18,141	31.5%	44,339	37,459	18.4%
Casualty Reinsurance	26,798	30,237	(11.4)%	63,071	69,442	(9.2)%
	$200,267	$186,262	7.5%	$405,450	$376,086	7.8%
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Net written premiums and net earned premiums for the Excess and Surplus Lines segment were restated for the three and six months ended June 30, 2023 in the table above.
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
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
Excess and Surplus Lines	61.3%	62.3%	62.1%	61.9%
Specialty Admitted Insurance	21.3%	14.7%	21.4%	15.4%
Casualty Reinsurance	91.6%	126.9%	88.3%	105.7%
Total	48.8%	48.7%	49.1%	48.8%
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Net premium retention for the Excess and Surplus Lines segment was restated for the three and six months ended June 30, 2023 in the table above.
The net premium retention for the Excess and Surplus Lines segment was impacted by the reinstatement premium in the current year (reducing net premium retention by 3.3 and 2.4 percentage points for the three and six months ended June 30, 2023, respectively). Excluding the impact of the reinstatement premium, net premium retention for the segment increased relative to the three and six month periods of the prior year. The segment's Excess Casualty division, which comprises close to one-third of the segment's gross written premiums in the three and six months ended June 30, 2023 and 2022, cedes a high percentage of written premiums under a reinsurance treaty and changes in growth rates of this division can impact comparable premium retention ratios for the segment. In the third quarter of 2022, we increased our retention on the reinsurance treaty applicable to the Excess Casualty division. Net retention for the Excess Casualty division was 26.6% and 26.8% for the three and six months ended June 30, 2023 compared to 13.5% and 13.8% for the respective three and six month periods in the prior year.
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
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
Excess and Surplus Lines	93.3%	83.8%	90.9%	83.7%
Specialty Admitted Insurance	98.4%	93.1%	100.2%	96.1%
Casualty Reinsurance	99.5%	93.2%	99.3%	109.8%
Total	99.0%	91.0%	97.6%	94.2%
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Combined ratios for the Excess and Surplus Lines segment were restated for the three and six months ended June 30, 2023 in the table above.
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change
	(As Restated) (1)			(As Restated) (1)
	($ in thousands)
Gross written premiums	$286,126	$266,635	7.3%	$515,029	$470,917	9.4%
Net written premiums	$175,377	$166,004	5.6%	$319,877	$291,714	9.7%
Net earned premiums	$149,611	$137,884	8.5%	$298,040	$269,185	10.7%
Losses and loss adjustment expenses excluding retroactive reinsurance	(105,098)	(89,184)	17.8%	(204,287)	(174,109)	17.3%
Underwriting expenses	(34,471)	(26,366)	30.7%	(66,646)	(51,285)	30.0%
Underwriting profit (2)	$10,042	$22,334	(55.0)%	$27,107	$43,791	(38.1)%
Ratios:
Loss ratio	70.2%	64.7%		68.5%	64.7%
Expense ratio	23.1%	19.1%		22.4%	19.0%
Combined ratio	93.3%	83.8%		90.9%	83.7%
Accident year loss ratio	70.2%	64.7%		68.6%	64.7%

(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Net earned premiums and underwriting profit for the Excess and Surplus Lines segment were restated for the three and six months ended June 30, 2023 in the table above.
(2)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $10.0 million and $22.3 million (combined ratios of 93.3% and 83.8%) in the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, segment underwriting profit was $27.1 million and $43.8 million (combined ratios of 90.9% and 83.7%), respectively. Underwriting results include $9.4 million and $12.3 million of reinstatement premium in the Excess and Surplus Lines segment for the three and six months ended June 30, 2023. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss treaty, reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 5.5 and 3.6 percentage point increase in our combined ratios for the respective periods.
Attractive market conditions and higher net retentions (excluding the impact of the reinstatement premium) drove the growth in written and earned premiums for both periods. Higher loss ratios in the current year periods primarily reflect the reinstatement premium, which increased our loss ratio in the respective three and six month periods by 4.1 and 2.7 percentage points, respectively, and the mix of business which resulted in higher current accident year loss ratios (after adjusting for the impact of the reinstatement premium). Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was negligible at $118,000 adverse and $32,000 favorable in the three months ended June 30, 2023 and 2022, respectively ($206,000 favorable and $91,000 favorable in the six months ended June 30, 2023 and 2022, respectively). The expense ratios increased over the prior year mainly due to the reinstatement premium, which represented 1.4 and 0.9 percentage point increases in the ratios for the three and six months ended June 30, 2023, respectively, and the mix of business and higher retentions (after adjusting for the reinstatement premium) which resulted in higher net commissions expense.
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
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company group, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our internal reinsurance, rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.5 million and $17.8 million for the three and six months ended June 30, 2023, respectively ($8.9 million and $16.8 million in the respective prior year periods). The lower operating expense for the three months ended June 30, 2023 primarily reflects lower short-term incentive compensation, while the higher year to date expense is largely attributable to share based compensation, which was $5.0 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. We also expect to incur costs in the fourth quarter related to additional legal and consulting fees related to the restatement of our second quarter 2023 financial statements.
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
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the three and six months ended June 30, 2023, our U.S. federal income tax expense was 26.4% and 27.1%, respectively, of the income before taxes (25.3% and 24.9% in the respective prior year periods). The effective rate exceeded the 21.0% U.S. statutory rate in all periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
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
At June 30, 2023 and December 31, 2022, the Company's leverage ratio was 22.5% and 22.9%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended June 30, 2023 and 2022, our net premium retention was 48.8% and 48.7%, respectively. For the six months ended June 30, 2023 and 2022, our net premium retention was 49.1% and 48.8%, respectively.
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
Also in our Excess and Surplus Lines segment, a specialty casualty treaty providing $9.0 million in excess of $2.0 million coverage is subject to reinstatement premiums for treaty years spanning July 1, 2019 through July 1 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excess and Surplus Lines:
Loss Ratio	70.2%	64.7%	68.5%	64.7%
Impact of retroactive reinsurance	(1.5)%	—%	3.2%	—%
Loss Ratio including impact of retroactive reinsurance	68.7%	64.7%	71.7%	64.7%

Combined Ratio	93.3%	83.8%	90.9%	83.7%
Impact of retroactive reinsurance	(1.5)%	—%	3.2%	—%
Combined Ratio including impact of retroactive reinsurance	91.8%	83.8%	94.1%	83.7%

Casualty Reinsurance:
Loss Ratio	67.2%	62.7%	66.2%	78.1%
Impact of retroactive reinsurance	10.7%	—%	12.7%	—%
Loss Ratio including impact of retroactive reinsurance	77.9%	62.7%	78.9%	78.1%

Combined Ratio	99.5%	93.2%	99.3%	109.8%
Impact of retroactive reinsurance	10.7%	—%	12.7%	—%
Combined Ratio including impact of retroactive reinsurance	110.2%	93.2%	112.0%	109.8%

Consolidated:
Loss Ratio	70.3%	65.2%	68.8%	68.3%
Impact of retroactive reinsurance	0.3%	—%	4.3%	—%
Loss Ratio including impact of retroactive reinsurance	70.6%	65.2%	73.1%	68.3%

Combined Ratio	99.0%	91.0%	97.6%	94.2%
Impact of retroactive reinsurance	0.3%	—%	4.3%	—%
Combined Ratio including impact of retroactive reinsurance	99.3%	91.0%	101.9%	94.2%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated) (1)		(As Restated) (1)
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$10,042	$22,334	$27,107	$43,791
Specialty Admitted Insurance	384	1,252	(85)	1,461
Casualty Reinsurance	128	2,059	434	(6,778)
Total underwriting profit of operating segments	10,554	25,645	27,456	38,474
Other operating expenses of the Corporate and Other segment	(8,548)	(8,888)	(17,830)	(16,762)
Underwriting profit (2)	2,006	16,757	9,626	21,712
Losses and loss adjustment expenses - retroactive reinsurance	(618)	—	(17,481)	—
Net investment income	25,175	14,705	50,947	30,972
Net realized and unrealized gains (losses) on investments	2,145	(17,110)	2,552	(22,120)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Other income and expenses	(53)	49	(468)	(252)
Interest expense	(6,941)	(4,049)	(13,557)	(6,341)
Income before income taxes	$21,623	$10,261	$31,437	$23,789
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error. Underwriting profit for the Excess and Surplus Lines segment was restated for the three and six months ended June 30, 2023 in the table above.
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

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(As Restated) (1)	(As Restated) (1)
	($ in thousands)
Income available to common shareholders	$18,998	$13,289	$7,636	$5,039
Losses and loss adjustment expenses - retroactive reinsurance	618	1,091	—	—
Net realized and unrealized investment (gains) losses	(2,145)	(1,806)	17,110	14,986
Other expenses	223	198	—	—
Adjusted net operating income	$17,694	$12,772	$24,746	$20,025

	Six Months Ended June 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	(As Restated) (1)	(As Restated) (1)
	($ in thousands)
Income available to common shareholders	$26,187	$17,670	$20,289	$14,369
Losses and loss adjustment expenses - retroactive reinsurance	17,481	15,497	—	—
Net realized and unrealized investment (gains) losses	(2,552)	(2,179)	22,120	19,176
Other expenses	798	773	347	347
Adjusted net operating income	$41,914	$31,761	$42,756	$33,892
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.
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

The following table reconciles shareholders’ equity to tangible equity as of June 30, 2023, December 31, 2022, and June 30, 2022:

	June 30, 2023		December 31, 2022		June 30, 2022
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	(As Restated) (1)	(As Restated) (1)
	($ in thousands, except share amounts)
Shareholders’ equity	$585,542	$15.56	$553,766	$14.78	$594,386	$15.87
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	37,572		20,091		—
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	35,494		35,676		35,857
Tangible equity	$550,687	$12.73	$501,248	$11.63	$521,596	$12.10

Common shares outstanding	37,619,226		37,470,237		37,450,264
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		5,640,158		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,259,384		43,110,395		43,090,422
(1)For discussion on the restatement adjustments, see Note 1 - Accounting Policies - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error.

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
In connection with the preparation of this quarterly report on Form 10-Q/A, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that, as of June 30, 2023, due to the existence of a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control Over Financial Reporting
As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the period ended June 30, 2023, we identified a material weakness in our internal control over financial reporting related to unrecorded reinstatement premium as more fully described in Note 1 to the condensed consolidated financial statements. The Company's control over the review of the determination of when reinstatement premiums for reinsurance should be recognized did not operate effectively as of March 31, 2023 and June 30, 2023 resulting in a material weakness in the Company's internal control over financial reporting. Certain of the Company’s reinsurance treaties include a requirement to pay additional reinsurance premiums after the initial coverage limit has been exhausted. In determining whether the Company owed reinstatement premium on one of its treaties, the Company found that the liability for the reinstatement premium payable on three claims was recorded in a subsequent quarter of 2023 from the quarter in 2023 when the incurred losses that triggered the reinstatement premiums were recorded. Specifically, management's control did not operate as designed to identify that claims incurred on the 2020 and 2021 years of an excess of loss reinsurance treaty resulted in the initial coverage limit being exhausted and the need to record an accrual for reinstatement premium to reflect the cost of additional reinsurance coverage. Instead, claims paid on the reinsured policies were used in the calculation, which indicated that the initial coverage limits had not yet been exhausted.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
After giving consideration to the material weakness, and the additional analyses and other procedures that we performed related to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, management has concluded that such financial statements are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
Plan of Remediation of Material Weakness
To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes: (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including updates to accounting policies for reinstatement premium, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP.

The material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. Management will monitor the progress of the remediation plan and report regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional remediation actions will not be necessary or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2023 from those disclosed in our Annual Report in Form 10-K for the year ended December 31, 2022, except as follows:
A material weakness in internal controls over financial reporting was identified, which may adversely affect our ability to accurately and timely report our financial results.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in our previously issued financial statements, and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
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

James River Group Holdings, Ltd.

Date:	November 14, 2023	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 14, 2023	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)