Form 10-Q
period 2023-09-30
James River Group Holdings, Ltd.
filed 2023-11-14
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 13, 2023: 37,639,568

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
•the failure to remediate the material weakness in our internal controls over financial reporting described in Item 4 of this Form 10Q, and the failure to otherwise maintain effective internal controls in accordance with Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”);
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2023	December 31, 2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2023 – $2,054,727; 2022 – $1,969,783)	$1,836,324	$1,783,417
Equity securities, at fair value (cost: 2023 – $117,573; 2022 – $117,169)	115,754	118,627
Bank loan participations, at fair value	152,068	154,991
Short-term investments	54,129	107,812
Other invested assets	31,247	27,447
Total invested assets	2,189,522	2,192,294

Cash and cash equivalents	232,923	173,164
Restricted cash equivalents	106,858	103,215
Accrued investment income	16,681	14,418
Premiums receivable and agents’ balances, net	303,116	340,525
Reinsurance recoverable on unpaid losses, net	1,509,447	1,520,113
Reinsurance recoverable on paid losses	158,841	114,242
Prepaid reinsurance premiums	284,179	274,165
Deferred policy acquisition costs	42,140	59,603
Intangible assets, net	32,904	35,676
Goodwill	181,831	181,831
Other assets	135,045	127,829
Total assets	$5,193,487	$5,137,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2023	December 31, 2022
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,887,352	$2,768,995
Unearned premiums	616,663	676,016
Payables to reinsurers	153,330	123,502
Funds held	257,653	310,953
Deferred reinsurance gain	37,653	20,091
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	55,788	59,566
Other liabilities	151,251	152,933
Total liabilities	4,486,045	4,438,411
Commitments and contingent liabilities
Series A redeemable preferred shares – 2023 and 2022: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2023 and 2022: $0.0002 par value; 200,000,000 shares authorized; 37,619,749 and 37,470,237 shares issued and outstanding, respectively	7	7
Additional paid-in capital	874,577	868,858
Retained deficit	(123,215)	(152,055)
Accumulated other comprehensive loss	(188,825)	(163,044)
Total shareholders’ equity	562,544	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,193,487	$5,137,075

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share amounts)
Revenues
Gross written premiums	$342,503	$358,505	$1,134,137	$1,118,155
Ceded written premiums	(193,030)	(168,254)	(595,586)	(557,354)
Net written premiums	149,473	190,251	538,551	560,801
Change in net unearned premiums	53,152	(62)	69,524	5,474
Net earned premiums	202,625	190,189	608,075	566,275
Net investment income	26,305	17,306	77,252	48,278
Net realized and unrealized gains (losses) on investments	362	(7,754)	2,914	(29,874)
Other income	4,135	1,488	6,908	3,304
Total revenues	233,427	201,229	695,149	587,983
Expenses
Losses and loss adjustment expenses	139,171	153,008	435,767	409,985
Other operating expenses	57,129	47,584	176,253	146,681
Other expenses	641	210	1,467	578
Interest expense	7,332	4,950	20,889	11,291
Amortization of intangible assets	90	90	272	272
Impairment of intangible assets	2,500	—	2,500	—
Total expenses	206,863	205,842	637,148	568,807
Income (loss) before taxes	26,564	(4,613)	58,001	19,176
Income tax expense	7,013	8	15,530	5,928
Net income (loss)	19,551	(4,621)	42,471	13,248
Dividends on Series A preferred shares	(2,625)	(2,625)	(7,875)	(6,125)
Net income (loss) available to common shareholders	$16,926	$(7,246)	$34,596	$7,123

Other comprehensive loss:
Net unrealized losses, net of taxes of $(7,624) and $(6,255) in 2023 and $(8,910) and $(28,558) in 2022	(40,226)	(60,656)	(25,781)	(205,227)
Total comprehensive (loss) income	$(20,675)	$(65,277)	$16,690	$(191,979)

Net income (loss) per common share:
Basic	$0.45	$(0.19)	$0.92	$0.19
Diluted	$0.45	$(0.19)	$0.91	$0.19
Dividend declared per common share	$0.05	$0.05	$0.15	$0.15
Weighted-average common shares outstanding:
Basic	37,642,632	37,450,381	37,605,986	37,435,798
Diluted	37,822,906	37,450,381	37,822,774	37,642,656

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542
Net income	—	—	—	19,551	—	19,551
Other comprehensive loss	—	—	—	—	(40,226)	(40,226)
Vesting of RSUs	523	—	(6)	—	—	(6)
Compensation expense under share incentive plans	—	—	2,224	—	—	2,224
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,916)	—	(1,916)
Balances at September 30, 2023	37,619,749	$7	$874,577	$(123,215)	$(188,825)	$562,544

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	42,471	—	42,471
Other comprehensive loss	—	—	—	—	(25,781)	(25,781)
Vesting of RSUs	149,512	—	(1,513)	—	—	(1,513)
Compensation expense under share incentive plans	—	—	7,232	—	—	7,232
Dividends on Series A preferred shares	—	—	—	(7,875)	—	(7,875)
Dividends on common shares	—	—	—	(5,756)	—	(5,756)
Balances at September 30, 2023	37,619,749	$7	$874,577	$(123,215)	$(188,825)	$562,544

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	(in thousands, except share amounts)
Balances at June 30, 2022	37,450,264	$7	$865,081	$(156,109)	$(114,593)	$594,386
Net loss	—	—	—	(4,621)	—	(4,621)
Other comprehensive loss	—	—	—	—	(60,656)	(60,656)
Vesting of RSUs	174	—	—	—	—	—
Compensation expense under share incentive plans	—	—	2,228	—	—	2,228
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,908)	—	(1,908)
Balances at September 30, 2022	37,450,438	$7	$867,309	$(165,263)	$(175,249)	$526,804

Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	13,248	—	13,248
Other comprehensive loss	—	—	—	—	(205,227)	(205,227)
Vesting of RSUs	77,372	—	(941)	—	—	(941)
Compensation expense under share incentive plans	—	—	6,210	—	—	6,210
Dividends on Series A preferred shares	—	—	—	(6,125)	—	(6,125)
Dividends on common shares	—	—	—	(5,723)	—	(5,723)
Balances at September 30, 2022	37,450,438	$7	$867,309	$(165,263)	$(175,249)	$526,804

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities
Net cash provided by operating activities (a)	$97,751	$168,129
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(194,222)	(546,239)
Sales – fixed maturity securities	11,181	206,790
Maturities and calls – fixed maturity securities	96,917	143,015
Purchases – equity securities	(9,310)	(36,850)
Sales – equity securities	10,033	11,251
Bank loan participations:
Purchases	(47,805)	(78,371)
Sales	39,513	43,257
Maturities	18,369	17,340
Other invested assets:
Purchases	(11,525)	—
Return of capital	1,508	1,768
Proceeds from sales	7,570	—
Short-term investments, net	53,683	(72,341)
Securities receivable or payable, net	9,379	52,763
Purchases of property and equipment	(3,307)	(4,564)
Net cash used in investing activities	(18,016)	(262,181)
Financing activities
Senior debt repayments	—	(40,000)
Issuance of Series A preferred shares (Note 12)	—	144,898
Payroll taxes withheld and remitted on net settlement of RSUs	(1,513)	(941)
Dividends on Series A preferred shares	(7,875)	(6,125)
Dividends on common shares	(5,810)	(5,879)
Payment of debt issuance costs	(1,135)	—
Net cash (used in) provided by financing activities	(16,333)	91,953
Change in cash, cash equivalents, and restricted cash equivalents	63,402	(2,099)
Cash, cash equivalents, and restricted cash equivalents at beginning of period	276,379	292,128
Cash, cash equivalents, and restricted cash equivalents at end of period	$339,781	$290,029
Supplemental information
Interest paid	$22,744	$10,746

Restricted cash equivalents at beginning of period	$103,215	$102,005
Restricted cash equivalents at end of period	$106,858	$102,485
Change in restricted cash equivalents	$3,643	$480

(a) Cash provided by operating activities for the nine months ended September 30, 2023 and 2022 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by operating activities was $94.1 million and $167.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $8.9 million at September 30, 2023 and $9.2 million at December 31, 2022, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the nine months ended September 30, 2023 and 2022, our U.S. federal income tax expense was 26.8% and 30.9%, respectively, of the income before taxes. The effective rate exceeded the 21.0% U.S. statutory rate due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).
Adopted Accounting Standards
There were no new accounting standards adopted in 2023 that materially impacted the Company's financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2023
Fixed maturity securities:
State and municipal	$382,965	$343	$(59,647)	$323,661
Residential mortgage-backed	471,291	2	(54,405)	416,888
Corporate	795,601	179	(76,180)	719,600
Commercial mortgage and asset-backed	332,440	—	(25,488)	306,952
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,430	—	(3,207)	69,223
Total fixed maturity securities, available-for-sale	$2,054,727	$524	$(218,927)	$1,836,324
December 31, 2022
Fixed maturity securities:
State and municipal	$386,456	$712	$(56,316)	$330,852
Residential mortgage-backed	437,702	801	(37,254)	401,249
Corporate	734,976	1,528	(66,292)	670,212
Commercial mortgage and asset-backed	335,066	76	(26,127)	309,015
U.S. Treasury securities and obligations guaranteed by the U.S. government	75,583	8	(3,502)	72,089
Total fixed maturity securities, available-for-sale	$1,969,783	$3,125	$(189,491)	$1,783,417
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2023 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$95,503	$93,936
After one year through five years	518,494	488,596
After five years through ten years	374,112	320,897
After ten years	262,887	209,055
Residential mortgage-backed	471,291	416,888
Commercial mortgage and asset-backed	332,440	306,952
Total	$2,054,727	$1,836,324

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2023
Fixed maturity securities:
State and municipal	$70,679	$(3,766)	$246,789	$(55,881)	$317,468	$(59,647)
Residential mortgage-backed	177,236	(9,228)	239,508	(45,177)	416,744	(54,405)
Corporate	212,440	(6,810)	492,570	(69,370)	705,010	(76,180)
Commercial mortgage and asset-backed	37,528	(863)	269,424	(24,625)	306,952	(25,488)
U.S. Treasury securities and obligations guaranteed by the U.S. government	13,519	(420)	55,704	(2,787)	69,223	(3,207)
Total fixed maturity securities, available-for-sale	$511,402	$(21,087)	$1,303,995	$(197,840)	$1,815,397	$(218,927)
December 31, 2022
Fixed maturity securities:
State and municipal	$241,586	$(34,840)	$72,805	$(21,476)	$314,391	$(56,316)
Residential mortgage-backed	225,870	(18,823)	98,594	(18,431)	324,464	(37,254)
Corporate	412,942	(33,417)	167,541	(32,875)	580,483	(66,292)
Commercial mortgage and asset-backed	184,985	(12,829)	114,955	(13,298)	299,940	(26,127)
U.S. Treasury securities and obligations guaranteed by the U.S. government	47,106	(1,699)	21,808	(1,803)	68,914	(3,502)
Total fixed maturity securities, available-for-sale	$1,112,489	$(101,608)	$475,703	$(87,883)	$1,588,192	$(189,491)

At September 30, 2023, the Company held fixed maturity securities of 555 issuers that were in an unrealized loss position with a total fair value of $1,815.4 million and gross unrealized losses of $218.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At September 30, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. The Company holds one fixed maturity security that is not rated by Standard & Poor's or another nationally recognized rating agency with a fair value of $1.3 million at September 30, 2023.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2023, December 31, 2022, or September 30, 2022. In the nine months ended September 30, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to an intent to sell the security. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in the income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than the requirements of ASU 2016-13. At September 30, 2023, the Company's bank loan portfolio had an aggregate fair value of $152.1 million and unpaid principal of $161.6 million. Investment income on bank loan participations included in net investment income was $4.3 million and $13.0 million for the three and nine months ended September 30, 2023, respectively ($3.4 million and $8.4 million for the three and nine months ended September 30, 2022, respectively). Net realized and unrealized gains (losses) on bank loan participations included gains of $2.5 million and $6.0 million for the three and nine months ended September 30, 2023, respectively (losses of $2.2 million and $14.2 million for the three and nine months ended September 30, 2022, respectively). For the three months ended September 30, 2023, management concluded that none of the unrealized losses were due to credit impairments. For the nine months ended September 30, 2023, management concluded that $2.4 million of the unrealized losses were due to credit-related impairments. For the three and nine months ended September 30, 2022, management concluded that unrealized losses were largely market-driven and that none of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2023 or December 31, 2022.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturity securities:
Gross realized gains	$2	$1	$47	$1,699
Gross realized losses	(480)	(973)	(894)	(1,415)
	(478)	(972)	(847)	284
Bank loan participations:
Gross realized gains	140	70	245	183
Gross realized losses	(580)	(253)	(4,933)	(559)
Changes in fair values of bank loan participations	2,950	(2,018)	10,729	(13,818)
	2,510	(2,201)	6,041	(14,194)
Equity securities:
Gross realized gains	349	758	1,283	787
Gross realized losses	(2)	(359)	(268)	(740)
Changes in fair values of equity securities	(2,016)	(4,967)	(3,278)	(15,959)
	(1,669)	(4,568)	(2,263)	(15,912)
Short-term investments and other:
Gross realized gains	—	1	3	1
Gross realized losses	(1)	(14)	(20)	(53)
Changes in fair values of short-term investments and other	—	—	—	—
	(1)	(13)	(17)	(52)
Total	$362	$(7,754)	$2,914	$(29,874)

Realized investment gains or losses are determined on a specific identification basis.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and private debt.

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$8,921	$9,159	$98	$(30)	$796	$2,331
Corporate & Other	—	—	—	7	170	266
	8,921	9,159	98	(23)	966	2,597
Renewable energy notes receivable (b)
Excess and Surplus Lines	608	1,202	18	69	90	209
Corporate & Other	761	1,503	23	88	113	262
	1,369	2,705	41	157	203	471
Limited partnerships (c)
Excess and Surplus Lines	11,124	10,019	(171)	(252)	450	(948)
Corporate & Other	664	1,064	—	(392)	—	(392)
	11,788	11,083	(171)	(644)	450	(1,340)
Private Debt (d)
Excess and Surplus Lines	9,169	4,500	59	86	231	258
Corporate & Other	—	—	—	—	—	—
	9,169	4,500	59	86	231	258
Total other invested assets
Excess and Surplus Lines	29,822	24,880	4	(127)	1,567	1,850
Corporate & Other	1,425	2,567	23	(297)	283	136
	$31,247	$27,447	$27	$(424)	$1,850	$1,986

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 2.5% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Corporate and Other segment also held an interest in one of the LLCs until the fourth quarter of 2022. The LLCs are managed by an entity for which two former directors served as officers, and the former Non-Executive Chairman of the Company invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $50,000 and $1.4 million in the nine months ended September 30, 2023 and 2022, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, the Company received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. We could receive additional contingent payments in the future according to terms of the transaction.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments have invested in notes receivable for renewable energy projects. At September 30, 2023, the Company held two notes issued by an entity for which two of our former directors serve as officers. Interest on the notes, which mature in 2025, is fixed at 12%.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At September 30, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $6.7 million in the limited partnerships.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(d)The Company's Excess and Surplus Lines segment has invested in two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At September 30, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $7.7 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
3.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2023 and December 31, 2022.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. Upon closing of the transaction on September 29, 2023, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2023		December 31, 2022
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	31,164	—
Broker relationships	24.6	11,611	7,371	11,611	7,099
Identifiable intangible assets subject to amortization		11,611	7,371	11,611	7,099
		$40,275	$7,371	$42,775	$7,099

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Earnings (Loss) Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Net income (loss)	$19,551	$(4,621)	$42,471	$13,248
Less: Dividends on Series A preferred shares	(2,625)	(2,625)	(7,875)	(6,125)
Net income (loss) available to common shareholders	$16,926	$(7,246)	$34,596	$7,123

Weighted average common shares outstanding:
Basic	37,642,632	37,450,381	37,605,986	37,435,798
Dilutive potential common shares	180,274	—	216,788	206,858
Diluted	37,822,906	37,450,381	37,822,774	37,642,656

Net income (loss) per common share:
Basic	$0.45	$(0.19)	$0.92	$0.19
Dilutive potential common shares	—	—	(0.01)	—
Diluted	$0.45	$(0.19)	$0.91	$0.19
For the three and nine months ended September 30, 2023, potential common shares of 5,640,158 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the three and nine months ended September 30, 2022, potential common shares of 5,830,234 and 4,421,223, respectively, were excluded from the calculation of diluted (loss) earnings per common share as their effects were anti-dilutive.
The earnings (loss) per share calculation above is based on the conversion price adjustment effective date for Series A Preferred Shares (as defined in Note 12 below) pursuant to the Certificate of Designations for the Series A Preferred Shares, which prescribes the conversion price to be used in the event of an optional or mandatory conversion to be the conversion price effective with the financial statements for the most recently completed quarter prior to the date of conversion, which are the June 30, 2023 financial statements for an assumed conversion date of July 1, 2023. This calculation is different from that used for our earnings release for the quarter ended September 30, 2023 (filed with the SEC as an exhibit to the Current Report on Form 8-K on November 8, 2023), which gave effect to cumulative net adverse development exceeding the prescribed anti-dilution threshold in the third quarter of 2023 (which would be applicable for an assumed conversion date of October 1, 2023), resulting in a lower conversion price and a higher amount of dilutive potential common shares. The difference in dilutive potential common shares did not result in a difference in earnings (loss) per share for either the three or nine months ended September 30, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $688,000 at September 30, 2023, $670,000 at June 30, 2023, $612,000 at December 31, 2022, $621,000 at September 30, 2022, $601,000 at June 30, 2022, and $631,000 at December 31, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,338,973	$1,159,145	$1,248,270	$1,399,214
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	126,605	133,364	402,070	385,114
Prior years - retroactive reinsurance	81	20,773	17,562	20,773
Prior years - excluding retroactive reinsurance	12,485	(1,129)	16,135	4,098
Total incurred losses and loss and adjustment expenses	139,171	153,008	435,767	409,985
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	11,043	12,451	19,754	22,057
Prior years	89,803	81,755	269,504	275,375
Total loss and loss adjustment expense payments	100,846	94,206	289,258	297,432
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	81	20,773	17,562	20,773
Deduct: Loss reserves ceded in Casualty Re LPT	—	—	—	299,493
Add: Changes in reinsurance recoverable of Casualty Re LPT unrelated to net reserve activity	—	4,069	—	9,742
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,377,217	1,201,243	1,377,217	1,201,243
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,510,135	1,585,457	1,510,135	1,585,457
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,887,352	$2,786,700	$2,887,352	$2,786,700

The Company experienced $12.5 million of net adverse reserve development in the three months ended September 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $7.8 million of net adverse development in the Excess and Surplus Lines segment, no development in the Specialty Admitted Insurance segment, and $4.7 million of net adverse development in the Casualty Reinsurance segment.
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
The Company experienced $16.1 million of net adverse reserve development in the nine months ended September 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

on the loss portfolio transfers subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $7.6 million of net adverse development in the Excess and Surplus Lines segment, $1.0 million of net favorable development in the Specialty Admitted Insurance segment, and $9.5 million of net adverse development in the Casualty Reinsurance segment.
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
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three and nine months ended September 30, 2023, due to adverse paid and reported loss trends, the Company recognized adverse prior year development of $14.0 million and $81.3 million, respectively, on the reserves subject to the Commercial Auto LPT ($7.1 million and $60.6 million, respectively) and Casualty Re LPT ($7.0 million and $20.6 million, respectively), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. In the three and nine months ended September 30, 2022, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting under GAAP.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
For the three and nine months ended September 30, 2023, retroactive reinsurance benefits totaling $14.0 million and $63.7 million, respectively ($10.2 million and $54.4 million for the Commercial Auto LPT, respectively, and $3.7 million and $9.3 million for the Casualty Re LPT, respectively), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income using the recovery method. In the three and nine months ended September 30, 2022, retroactive reinsurance benefits of $25.9 million were recorded in losses and loss adjustment expenses for the Commercial Auto LPT using the recovery method. As of September 30, 2023, the cumulative amounts ceded under the loss portfolio transfers was $814.2 million ($452.5 million under the Commercial Auto LPT and $361.7 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.7 million at September 30, 2023 under the loss portfolio transfers ($22.0 million related to the Commercial Auto LPT and $15.7 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. The Company has $38.3 million of aggregate limit remaining under the Casualty Re LPT at September 30, 2023.
6.    Other Comprehensive Loss
The following table summarizes the components of other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Unrealized losses arising during the period, before U.S. income taxes	$(48,328)	$(70,538)	$(32,883)	$(233,501)
U.S. income taxes	7,688	8,910	6,325	28,295
Unrealized losses arising during the period, net of U.S. income taxes	(40,640)	(61,628)	(26,558)	(205,206)
Less reclassification adjustment:
Net realized investment (losses) gains	(478)	(972)	(847)	284
U.S. income taxes	64	—	70	(263)
Reclassification adjustment for investment (losses) gains realized in net income	(414)	(972)	(777)	21
Other comprehensive loss	$(40,226)	$(60,656)	$(25,781)	$(205,227)
The Company's invested assets are primarily comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses (except where the Company has determined that an unrealized loss is due to credit-related factors) on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). The fair values of fixed maturities generally move inversely with interest rates, and for the periods presented above, the fair values of our fixed maturity securities were negatively impacted by rising interest rates leading to unrealized losses recognized in other comprehensive loss.
In addition to the $478,000 and $847,000 of net realized investment losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2023 ($972,000 of net realized investment losses and $284,000 of net realized investment gains for the three and nine months ended September 30, 2022, respectively), the Company also recognized net realized and unrealized investment gains in the respective periods of $2.5 million and $6.0 million on its investments in bank loan participations (net realized and unrealized investment losses of $2.2 million and $14.2 million in the respective prior year periods) and net realized and unrealized investment losses in the respective periods of $1.7 million and $2.3 million on its investments in equity securities (net realized and unrealized investment losses of $4.6 million and $15.9 million in the respective prior year periods).
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs' opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD and discovery is underway. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit and intend to vigorously defend this lawsuit.
The Company’s reinsurance subsidiary, JRG Re, entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $4.4 million of letters of credit were issued through September 30, 2023 which were secured by deposits of $5.1 million. Under a $102.5 million facility, $41.4 million of letters of credit were issued through September 30, 2023 which were secured by deposits of $51.8 million. Under a $100.0 million facility, $27.9 million of letters of credit were issued through September 30, 2023 which were secured by deposits of $35.7 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $385.2 million at September 30, 2023.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $107.3 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $452.5 million at September 30, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2023, the balance in the Indemnity Trust was $149.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $218.9 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2023, the balance in the LPT Trust was $69.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $97.6 million. At September 30, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $101.1 million (including $92.8 million of unpaid recoverables and $8.3 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2023, the balance in the Loss Fund Trust was $106.9 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
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
8.    Segment Information
The Company has four reportable segments: the Excess and Surplus Lines segment, the Specialty Admitted Insurance segment, the Casualty Reinsurance segment, and the Corporate and Other segment. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the condensed consolidated statements of income (loss) and comprehensive (loss) income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 5 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.2 million and $3.6 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and nine months ended September 30, 2023, respectively ($914,000 and $2.6 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction includes the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, is aligned with the Company's strategy to focus resources on core businesses where it has meaningful scale. Gross written premiums for IRWC were $11.0 million and $35.3 million for the three and nine months ended September 30, 2023 ($12.3 million and $39.8 million in the respective prior year periods). Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the current period representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Casualty Reinsurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2023
Gross written premiums	$217,151	$125,700	$(348)	$—	$342,503
Net earned premiums	157,600	26,073	18,952	—	202,625
Underwriting profit (loss) of operating segments	18,342	1,967	(4,213)	—	16,096
Net investment income	18,204	3,420	4,506	175	26,305
Interest expense	—	—	846	6,486	7,332
Segment revenues	177,026	32,938	23,108	355	233,427
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,864,996	1,379,044	876,822	72,625	5,193,487

Three Months Ended September 30, 2022
Gross written premiums	$204,785	$123,389	$30,331	$—	$358,505
Net earned premiums	139,095	17,824	33,270	—	190,189
Underwriting profit of operating segments	16,402	285	3,044	—	19,731
Net investment income	6,955	1,066	9,596	(311)	17,306
Interest expense	—	—	1,235	3,715	4,950
Segment revenues	140,946	19,602	40,869	(188)	201,229
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,623,257	1,222,280	1,290,573	69,381	5,205,491

Nine Months Ended September 30, 2023
Gross written premiums	$732,180	$387,175	$14,782	$—	$1,134,137
Net earned premiums	455,640	70,412	82,023	—	608,075
Underwriting profit (loss) of operating segments	45,449	1,882	(3,779)	—	43,552
Net investment income	48,160	9,578	18,794	720	77,252
Interest expense	—	—	2,823	18,066	20,889
Segment revenues	506,876	85,778	101,244	1,251	695,149
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,864,996	1,379,044	876,822	72,625	5,193,487

Nine Months Ended September 30, 2022
Gross written premiums	$675,702	$374,066	$68,387	$—	$1,118,155
Net earned premiums	408,280	55,283	102,712	—	566,275
Underwriting profit (loss) of operating segments	60,193	1,746	(3,734)	—	58,205
Net investment income	15,795	2,757	29,750	(24)	48,278
Interest expense	—	—	2,577	8,714	11,291
Segment revenues	405,997	59,152	122,594	240	587,983
Segment goodwill	181,831	—	—	—	181,831
Segment assets	2,623,257	1,222,280	1,290,573	69,381	5,205,491

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$18,342	$16,402	$45,449	$60,193
Specialty Admitted Insurance	1,967	285	1,882	1,746
Casualty Reinsurance	(4,213)	3,044	(3,779)	(3,734)
Total underwriting profit of operating segments	16,096	19,731	43,552	58,205
Other operating expenses of the Corporate and Other segment	(8,482)	(8,447)	(26,312)	(25,209)
Underwriting profit	7,614	11,284	17,240	32,996
Losses and loss adjustment expenses - retroactive reinsurance	(81)	(20,773)	(17,562)	(20,773)
Net investment income	26,305	17,306	77,252	48,278
Net realized and unrealized gains (losses) on investments	362	(7,754)	2,914	(29,874)
Other income and expenses	2,286	364	1,818	112
Interest expense	(7,332)	(4,950)	(20,889)	(11,291)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of intangible assets	(2,500)	—	(2,500)	—
Income (loss) before income taxes	$26,564	$(4,613)	$58,001	$19,176
9.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Amortization of policy acquisition costs	$25,651	$23,296	$81,154	$69,321
Other underwriting expenses of the operating segments	22,996	15,841	68,787	52,151
Other operating expenses of the Corporate and Other segment	8,482	8,447	26,312	25,209
Total	$57,129	$47,584	$176,253	$146,681
Other expenses of $641,000 and $1.5 million for the three and nine months ended September 30, 2023, respectively ($210,000 and $578,000 in the respective prior year periods), primarily consist of certain nonoperating expenses including legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including the sale of renewal rights to the IRWC business in the Specialty Admitted Insurance segment and loss portfolio transfers accounted for as retroactive reinsurance.
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
Assets measured at fair value on a recurring basis as of September 30, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$323,661	$—	$323,661
Residential mortgage-backed	—	416,888	—	416,888
Corporate	—	719,600	—	719,600
Commercial mortgage and asset-backed	—	306,952	—	306,952
U.S. Treasury securities and obligations guaranteed by the U.S. government	69,223	—	—	69,223
Total fixed maturity securities, available-for-sale	$69,223	$1,767,101	$—	$1,836,324
Equity securities:
Preferred stock	—	68,876	—	68,876
Common stock	44,592	2,262	24	46,878
Total equity securities	$44,592	$71,138	$24	$115,754
Bank loan participations	$—	$152,068	$—	$152,068
Short-term investments	$—	$54,129	$—	$54,129

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Beginning balance	$16	$—	$17	$102
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	(92)
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	8	—	7	(10)
Included in other comprehensive income	—	—	—	—
Ending balance	$24	$—	$24	$—

The Company had one equity security at December 31, 2022 and September 30, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $24,000 at September 30, 2023 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2023 or 2022. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2023 and December 31, 2022, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,836,324	$1,836,324	$1,783,417	$1,783,417
Equity securities	115,754	115,754	118,627	118,627
Bank loan participations	152,068	152,068	154,991	154,991
Cash and cash equivalents	232,923	232,923	173,164	173,164
Restricted cash equivalents	106,858	106,858	103,215	103,215
Short-term investments	54,129	54,129	107,812	107,812
Other invested assets – notes receivable	10,539	9,555	7,205	7,703
Liabilities
Senior debt	222,300	228,526	222,300	226,063
Junior subordinated debt	104,055	129,420	104,055	127,149

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2023 and December 31, 2022 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2023 and December 31, 2022, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at September 30, 2023.
The fair values of senior debt and junior subordinated debt at September 30, 2023 and December 31, 2022 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.    Senior Debt
The Company repaid $40.0 million of loans that were outstanding under a credit agreement (the “2017 Facility”) in the three months ended March 31, 2022. At September 30, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $27.9 million were outstanding under the 2017 Facility. The 2017 Facility provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants which the Company was in compliance with at September 30, 2023.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $7.9 million were paid in the nine months ended September 30, 2023 including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023. Dividends of $2.6 million for the three months ended September 30, 2023 were paid on October 2, 2023. Cash dividends of $6.1 million were paid in the nine months ended September 30, 2022, including $3.5 million on June 30, 2022 for the period from the Series A Closing Date through June 30, 2022, and $2.6 million on September 30, 2022.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. As of September 30, 2023, net adverse reserve development exceeded the threshold. If net adverse reserve development exceeds the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price will be adjusted pursuant to the Certificate of Designations and the adjusted conversion price will become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price have been met at September 30, 2023.
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
The holders of the Series A Preferred Shares may require the Company to repurchase their shares upon the occurrence of certain change of control events. Upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations designating the Series A Preferred Shares), each holder of outstanding Series A Preferred Shares will be permitted to, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into common shares, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares at a purchase price per Series A Preferred Share equal to the Liquidation Preference of such Series A Preferred Share plus accrued and unpaid dividends plus, if the Fundamental Change repurchase occurs prior to the five-year anniversary of the Series A Closing Date, all dividends that would have accrued up to such five-year anniversary, but that have not been paid. The repurchase price will be payable in cash.
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
13.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,749 at September 30, 2023, reflecting 149,512 common shares issued in the nine months ended September 30, 2023 related to vesting of RSUs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Dividends
The Company declared the following dividends on common shares during the first nine months of 2023 and 2022:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	1,921,040
July 27, 2023	$0.05	September 11, 2023	September 29, 2023	1,921,550
	$0.15			$5,764,392

2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908,482
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	$1,907,953
July 26, 2022	$0.05	September 12, 2022	September 30, 2022	$1,908,287
	$0.15			$5,724,722
Included in the total dividends for the nine months ended September 30, 2023 and 2022 are $121,000 and $107,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $280,000 at September 30, 2023 and $335,000 at December 31, 2022.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at September 30, 2023, 1,508,848 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at September 30, 2023, 69,320 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(47,033)	$35.22	—	$—
Lapsed	(164,548)	$32.07	—	$—
End of period	76,393	$42.17	287,974	$35.26
Exercisable, end of period	76,393	$42.17	287,974	$35.26

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant. The weighted-average remaining contractual life of the options outstanding and exercisable at September 30, 2023 was 0.4 years.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	376,016	$24.63	545,450	$20.54
Vested	(212,968)	$28.91	(112,527)	$45.49
Forfeited	(30,719)	$23.28	(9,760)	$22.97
Unvested, end of period	797,787	$24.66	715,298	$26.94
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
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Share based compensation expense	$2,224	$2,228	$7,232	$6,210
U.S. tax benefit on share based compensation expense	412	415	1,355	1,160

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At September 30, 2023, the Company had $12.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
14.    Subsequent Events
On October 26, 2023, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on December 29, 2023 to shareholders of record on December 11, 2023.
On October 26, 2023, the Board of Directors declared a dividend in the aggregate amount of $2.6 million on the Series A preferred shares. The dividend will be payable in cash on January 2, 2024 to shareholders of record on December 15, 2023.
On October 26, 2023, the Board of Directors approved an award under the 2014 LTIP to a Company employee with an aggregate fair value of $90,000 and a grant date of November 9, 2023.
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
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including approval of the Bermuda Monetary Authority. The Stock Purchase Agreement contains customary representations and warranties made by the Company and the Buyer that are subject, in some cases, to specified exceptions and qualifications contained in the Stock Purchase Agreement and the confidential disclosure schedules related thereto, as well as certain customary covenants. Pursuant to the Stock Purchase Agreement and subject to the conditions set forth therein, on the closing date, the Company and the Buyer will enter into certain ancillary agreements, including a transition services agreement.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•The Casualty Reinsurance segment, until the suspension of its underwriting activities at the beginning of this year, primarily provided proportional and working layer casualty reinsurance to third parties (primarily through reinsurance intermediaries) through JRG Reinsurance Company Ltd. (“JRG Re”). JRG Re also provided reinsurance to the Company’s U.S.-based insurance subsidiaries in the past through a quota-share reinsurance agreement. JRG Re is a Bermuda-based company and is licensed as a Class 3B reinsurer by the Bermuda Monetary Authority. Carolina Re, Inc. (formerly Carolina Re Ltd. “Carolina Re”) was originally formed as a Bermuda-based company in 2018 to provide reinsurance to the Company’s U.S.-based insurance subsidiaries through a quota-share reinsurance agreement, and was also the cedent on an aggregate stop loss reinsurance treaty with JRG Re through December 31, 2021. As a Bermuda-based company, Carolina Re made an irrevocable election to be taxed as a U.S. domestic corporation under Section 953(d) of the Internal Revenue Code of 1986, as amended, effective January 1, 2018. Carolina Re surrendered its Class 3A insurance license in 2022 and domesticated as a Delaware corporation in the third quarter of 2023.
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses, that are not reimbursed by our insurance segments.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, the Company’s U.S.-domiciled insurance subsidiaries were previously parties to intercompany quota share reinsurance agreements that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and from January 1, 2018 through December 31, 2021, ceded 70% of their premiums and losses to Carolina Re. During 2022, Carolina Re commuted the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. During 2023, JRG Re commuted the outstanding obligations ceded under the intercompany quota share reinsurance agreements back to the Company's U.S.-based insurance subsidiaries with effect from January 1, 2023. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
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
Recent Strategic Actions
James River Group Holdings, Ltd.
On November 10, 2023, the Company announced that its board of directors has initiated an exploration of strategic alternatives. See Note 14 – Subsequent Events for further information regarding the announcement.
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
On November 8, 2023, the Company announced that it has entered into a definitive agreement to sell JRG Re. See Note 14 – Subsequent Events for further information regarding the transaction.
Actions to Reduce Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $25.7 million and $79.0 million for the three and nine months ended September 30, 2023 ($30.0 million and $84.8 million in the respective prior year periods).
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction includes the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, is aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Gross written premiums for IRWC were $11.0 million and $35.3 million for the three and nine months ended September 30, 2023 ($12.3 million and $39.8 million in the respective prior year periods). Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the current period representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
Together, the large California program and IRWC business represent 29.5% of the Specialty Admitted Insurance segment's gross written premiums and 10.1% of consolidated gross written premiums for the nine months ended September 30, 2023.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$342,503	$358,505	(4.5)%	$1,134,137	$1,118,155	1.4%
Net retention	43.6%	53.1%		47.5%	50.2%
Net written premiums	$149,473	$190,251	(21.4)%	$538,551	$560,801	(4.0)%
Net earned premiums	$202,625	$190,189	6.5%	$608,075	$566,275	7.4%
Losses and loss adjustment expenses excluding retroactive reinsurance	(139,090)	(132,235)	5.2%	(418,205)	(389,212)	7.4%
Other operating expenses	(55,921)	(46,670)	19.8%	(172,630)	(144,067)	19.8%
Underwriting profit (1), (2)	7,614	11,284	(32.5)%	17,240	32,996	(47.8)%
Losses and loss adjustment expenses - retroactive reinsurance	(81)	(20,773)	(99.6)%	(17,562)	(20,773)	(15.5)%
Net investment income	26,305	17,306	52.0%	77,252	48,278	60.0%
Net realized and unrealized gains (losses) on investments	362	(7,754)	—	2,914	(29,874)	—
Other income and expense	2,286	364	528.0%	1,818	112	1,523.2%
Interest expense	(7,332)	(4,950)	48.1%	(20,889)	(11,291)	85.0%
Amortization of intangible assets	(90)	(90)	—	(272)	(272)	—
Impairment of intangible assets	(2,500)	—	—	(2,500)	—	—
Income (loss) before taxes	26,564	(4,613)	—	58,001	19,176	202.5%
Income tax expense	7,013	8	—	15,530	5,928	162.0%
Net income (loss)	$19,551	$(4,621)	—	$42,471	$13,248	220.6%
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—	(7,875)	(6,125)	28.6%
Net income (loss) available to common shareholders	$16,926	$(7,246)	—	$34,596	$7,123	385.7%
Adjusted net operating income (1)	$18,306	$15,499	18.1%	$50,067	$49,391	1.4%
Ratios:
Loss ratio	68.6%	69.5%		68.8%	68.7%
Expense ratio	27.6%	24.6%		28.4%	25.5%
Combined ratio	96.2%	94.1%		97.2%	94.2%
Accident year loss ratio	62.5%	70.1%		66.1%	68.0%
Accident year loss ratio ex-cat (3)	62.5%	67.5%		66.1%	67.1%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and nine months ended September 30, 2023 is gross fee income of $6.8 million and $18.3 million, respectively ($5.9 million and $17.4 million in the respective prior year periods).
(3)Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the three and nine months ended September 30, 2022.
Three Months Ended September 30, 2023 and 2022
The Company produced net income available to common shareholders of $16.9 million for the three months ended September 30, 2023 compared to a loss of $7.2 million for the three months ended September 30, 2022. Adjusted net operating income was $18.3 million and $15.5 million for the three months ended September 30, 2023 and 2022, respectively.

Underwriting profits were $7.6 million and $11.3 million (combined ratios of 96.2% and 94.1%) for the three months ended September 30, 2023 and 2022, respectively. Net earned premiums grew by 6.5% reflecting growth in our U.S. segments partially offset by the suspension of underwriting in the Casualty Reinsurance segment in the current year. Net earned premiums for the Excess and Surplus Lines segment grew by $18.5 million or 13.3% driven primarily by growth in our larger underwriting divisions, in particular General Casualty and Excess Casualty. Segment renewal rate increases continue to be strong and broad based across underwriting divisions (+12.4% over the prior year). Net earned premiums for the Specialty Admitted Insurance segment increased by $8.2 million or 46.3% due to higher retentions of individual risk workers compensation business following the termination of a quota share treaty effective January 1, 2023 and the growth in fronting with the mix of business and changes in reinsurance coverages contributing to higher retentions and higher earned premium. The runoff of the Casualty Reinsurance business resulted in a net earned premium decrease of $14.3 million for the segment compared to the prior year.
Our loss ratio decreased from 69.5% in the prior year to 68.6% in the current year. Net development on prior accident years was $12.5 million or 6.2 percentage points adverse in the current quarter and included $7.8 million of net adverse development in our Excess and Surplus Lines segment due to adverse emergence in older accident years for our General Casualty line of business and $4.7 million of net adverse development in our Casualty Reinsurance segment related to prior year treaties not subject to the Casualty Re LPT. The prior year quarter includes $1.1 million or 0.6 percentage points of net favorable development with $1.3 million experienced in the Specialty Admitted Insurance segment. The three months ended September 30, 2022 also included $5.0 million or 2.6 percentage points of net catastrophe losses for Hurricane Ian in our Excess Property book within the Excess and Surplus Lines segment. The current accident year loss ratio excluding catastrophe losses decreased from 67.5% in the prior year to 62.5% in the current year due to strong rate increases and other underwriting improvements. Our expense ratio increased from 24.6% to 27.6% driven by lower reinsurance cessions that resulted in lower ceding commissions in the aggregate and higher net commissions and higher general and administrative expenses due to higher compensation costs, bad debts, and taxes, licenses and fees.
Investment yields have increased due to the rise in interest rates, and our investment income exceeded the prior year by $9.0 million or 52.0% driven primarily by higher yields on fixed maturities, bank loans, and cash equivalents. Net realized and unrealized gains and losses on investments include the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations. Equities and bank loans are carried at fair value with changes in fair value recognized as unrealized gains and losses in our Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income (see Investing Results below). Interest expense was $2.4 million higher in the current year largely driven by higher interest rates on our variable rate senior and trust preferred debt. Our outstanding principal was constant in the two periods, but our average rate of interest increased from 4.5% in the prior year to 7.9% in the current year. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread.
As disclosed above, on September 29, 2023, the Company closed on an agreement to sell the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the current period representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
Adjusted net operating income increased 18.1% over the prior year due to the higher investment income, partially offset by lower underwriting profits and higher interest expense. Tangible equity and tangible equity per share each decreased 3.7% in the current quarter as the positive operating results were more than offset by $40.2 million of unrealized losses on fixed maturities in other comprehensive loss. The fair values of fixed maturities generally move inversely with interest rates, and for the current period, the fair values of our fixed maturity securities were negatively impacted by rising interest rates. Our 13.5% adjusted net operating return on tangible equity for the three months ended September 30, 2023 compares to a 12.4% return for the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and 2022
The Company produced net income available to common shareholders of $34.6 million for the nine months ended September 30, 2023 compared to $7.1 million for the nine months ended September 30, 2022. Adjusted net operating income was $50.1 million for the nine months ended September 30, 2023 compared to $49.4 million for the nine months ended September 30, 2022.
Underwriting profits were $17.2 million and $33.0 million (combined ratios of 97.2% and 94.2%) for the nine months ended September 30, 2023 and 2022, respectively. Underwriting results for the current year include $12.3 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss treaty, reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 2.0 percentage point increase in our combined ratio.

Net earned premium growth of 7.4% reflects growth in both U.S. segments partially offset by the $12.3 million of reinstatement premium in the Excess and Surplus Lines segment and the suspension of underwriting in the Casualty Reinsurance segment. Excluding the reinstatement premium, net earned premiums for the Excess and Surplus Lines segment grew by $59.7 million or 14.6% due to growth in our larger underwriting divisions and broad based renewal rate increases (+10.7% over the prior year). Net earned premiums for the Specialty Admitted Insurance segment increased by $15.1 million or 27.4% due to higher retentions of individual risk workers compensation business following the termination of a quota share treaty effective January 1, 2023 and the growth in fronting with the mix of business and changes in reinsurance coverages contributing to higher retentions and higher earned premium. The runoff of the Casualty Reinsurance business resulted in a decrease of $20.7 million in net earned premiums for the segment compared to the prior year.
Our loss ratio was 68.8% in the current year compared to 68.7% in the prior year. The impact of the reinstatement premium was a 1.4 percentage point increase in our loss ratio for the current year. Net reserve development on prior accident years was $16.1 million or 2.7 percentage points adverse for the nine months ended September 30, 2023 and included $7.6 million of net adverse development in our Excess and Surplus Lines segment driven by adverse emergence in older accident years for our General Casualty line of business and $9.5 million of net adverse development in our Casualty Reinsurance segment related to prior year treaties not subject to the Casualty Re LPT. For the nine months ended September 30, 2022, net reserve development on prior accident years was $4.1 million or 0.7 percentage points adverse including $2.8 million of net favorable development in our Specialty Admitted Insurance segment and $6.8 million of net adverse development in our Casualty Reinsurance segment related to prior year treaties not subject to the Casualty Re LPT. Current accident year losses for the nine months ended September 30, 2022 include $5.0 million or 0.9 percentage points of net catastrophe losses related to Hurricane Ian in our Excess Property book within the Excess and Surplus Lines segment. Improvement in the current accident year loss ratio excluding catastrophe losses was due to strong rate increases and other underwriting improvements. Our expense ratio increased from 25.5% to 28.4% with the reinstatement premium impact on net earned premium in the current year contributing 0.6 percentage points of the increase. Other contributors include lower reinsurance cessions that resulted in lower ceding commissions in the aggregate and higher net commissions and higher general and administrative expenses due to higher compensation, bad debts, and taxes, licenses and fees.
Investment income grew by $29.0 million or 60.0% over the prior year primarily driven by higher yields on fixed maturities, bank loans, and cash equivalents. The higher yields reflect the rise in interest rates in the current year. Net realized and unrealized gains and losses on investments include the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations (see Investing Results below). Interest expense was $9.6 million higher in the current year largely driven by higher interest rates on our variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread. Our average rate of interest increased from 3.6% in the prior year to 7.4% in the current year.
As disclosed above, on September 29, 2023, the Company closed on an agreement to sell the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the current year representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
Adjusted net operating income increased 1.4% over the prior year due to higher investment income, partially offset by lower underwriting profits and higher interest expense. Tangible equity and tangible equity per share increased by 5.8% and 5.4%, respectively, in the current year mainly due to the positive operating results which were partially offset by unrealized losses on fixed maturities in other comprehensive loss. Our 12.5% adjusted net operating return on tangible equity for the nine months ended September 30, 2023 compares to a 12.7% return for the nine months ended September 30, 2022.
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

On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Casualty Reinsurance segment incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Funds Withheld Account balance was $160.3 million and $213.6 million at September 30, 2023 and December 31, 2022, respectively. Funds Withheld Account crediting fees of $846,000 and $2.8 million are included in interest expense in our Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three and nine months ended September 30, 2023, respectively ($1.2 million and $2.6 million in the respective prior year periods).
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three and nine months ended September 30, 2023, due to adverse paid and reported loss trends on the business subject to the loss portfolio transfers, the Company recognized adverse prior year development of $14.0 million and $81.3 million, respectively, on the reserves subject to the Commercial Auto LPT ($7.1 million and $60.6 million, respectively) and Casualty Re LPT ($7.0 million and $20.6 million, respectively), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. In the three and nine months ended September 30, 2022, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
Retroactive reinsurance benefits totaling $14.0 million and $63.7 million, respectively ($10.2 million and $54.4 million for the Commercial Auto LPT, respectively, and $3.7 million and $9.3 million for the Casualty Re LPT, respectively) were recorded in losses and loss adjustment expenses for the three and nine months ended September 30, 2023 using the recovery method, resulting in net impacts of $81,000 and $17.6 million within our net losses and loss adjustment expenses for the three and nine months ended September 30, 2023, respectively. In the three and nine months ended September 30, 2022, retroactive reinsurance benefits of $25.9 million were recorded in losses and loss adjustment expenses for the Commercial Auto LPT resulting in a net impact of $20.8 million within our net losses and loss adjustment expenses. As of September 30, 2023, the cumulative amounts ceded under the loss portfolio transfers was $814.2 million ($452.5 million under the Commercial Auto LPT and $361.7 million under the Casualty Re LPT). The total unrecognized deferred retroactive reinsurance gain of $37.7 million at September 30, 2023 under the loss portfolio transfers ($22.0 million related to the Commercial Auto LPT and $15.7 million related to the Casualty Re LPT) is separately presented on the Company's Condensed Consolidated Balance Sheets. At September 30, 2023, the Company has $38.3 million of aggregate limit remaining under the Casualty Re LPT.
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

The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$217,151	$204,785	6.0%	$732,180	$675,702	8.4%
Specialty Admitted Insurance	125,700	123,389	1.9%	387,175	374,066	3.5%
Casualty Reinsurance	(348)	30,331	—	14,782	68,387	(78.4)%
	$342,503	$358,505	(4.5)%	$1,134,137	$1,118,155	1.4%
Net written premiums:
Excess and Surplus Lines	$123,046	$140,984	(12.7)%	$442,923	$432,698	2.4%
Specialty Admitted Insurance	22,936	18,929	21.2%	78,777	57,524	36.9%
Casualty Reinsurance	3,491	30,338	(88.5)%	16,851	70,579	(76.1)%
	$149,473	$190,251	(21.4)%	$538,551	$560,801	(4.0)%
Net earned premiums:
Excess and Surplus Lines	$157,600	$139,095	13.3%	$455,640	$408,280	11.6%
Specialty Admitted Insurance	26,073	17,824	46.3%	70,412	55,283	27.4%
Casualty Reinsurance	18,952	33,270	(43.0)%	82,023	102,712	(20.1)%
	$202,625	$190,189	6.5%	$608,075	$566,275	7.4%
Gross written premiums for the Excess and Surplus Lines segment (which represents 64.6% of our consolidated gross written premiums in the nine months ended September 30, 2023) increased 6.0% and 8.4% over the corresponding three and nine month periods in the prior year. The growth is driven by our Core E&S lines, as we continue to de-emphasize commercial auto. Total policy submissions for Core E&S lines (excluding commercial auto) increased 4.8% from the prior year and our ratio of bound policies to quoted policies was also higher, generating 2.4% more bound policies in the nine months ended September 30, 2023 than in the nine months ended September 30, 2022. The total number of policies in force for the segment increased 9.0% over the prior year as the segment is focused on growing new business with smaller account sizes. Renewal rates for the Excess and Surplus Lines segment were up 12.4% and 10.7% compared to the three and nine months ended September 30, 2022, respectively. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Excess Casualty	$66,649	$65,377	1.9%	$240,955	$220,328	9.4%
General Casualty	47,347	33,321	42.1%	145,625	122,835	18.6%
Manufacturers & Contractors	41,567	38,222	8.8%	130,622	116,250	12.4%
Excess Property	10,558	9,376	12.6%	52,646	38,924	35.3%
All other Core E&S divisions	41,925	42,324	(0.9)%	139,635	142,159	(1.8)%
Total Core E&S divisions	208,046	188,620	10.3%	709,483	640,496	10.8%
Commercial Auto	$9,105	$16,165	(43.7)%	22,697	35,206	(35.5)%
Excess and Surplus Lines gross written premium	$217,151	$204,785	6.0%	$732,180	$675,702	8.4%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 34.1% of our consolidated gross written premiums for the nine months ended September 30, 2023) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Fronting and program premium	$114,726	$111,045	3.3%	$351,833	$334,233	5.3%
Individual risk workers’ compensation premium	10,974	12,344	(11.1)%	35,342	39,833	(11.3)%
Specialty Admitted gross written premium	$125,700	$123,389	1.9%	$387,175	$374,066	3.5%
Our fronting written premium increased over the prior year driven primarily by the continued expansion of existing fronting relationships. Our two largest fronting relationships represented $66.9 million and $200.8 million (53.2% and 51.9%) of segment gross written premium for the three and nine months ended September 30, 2023, respectively, compared to $61.7 million and $174.5 million (50.0% and 46.7%) for the three and nine months ended September 30, 2022, respectively. Individual risk workers' compensation premium declined for the comparable three and nine month periods as we maintained underwriting discipline against continued soft market conditions for workers' compensation.
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. On September 29, 2023, the Company closed on an agreement to sell the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. The transaction is aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Together, the large California program and IRWC business represent 29.5% of the Specialty Admitted Insurance segment's gross written premiums and 10.1% of consolidated gross written premiums for the nine months ended September 30, 2023.
The Company suspended writing business in the Casualty Reinsurance segment earlier this year, and we are now focused on growing our higher returning U.S. insurance businesses. The gross written premiums of $(348,000) and $14.8 million for the Casualty Reinsurance segment in the three and nine months ended September 30, 2023 represent adjustments to written premium estimates for prior year treaties.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Excess and Surplus Lines	56.7%	68.8%	60.5%	64.0%
Specialty Admitted Insurance	18.2%	15.3%	20.3%	15.4%
Casualty Reinsurance	—%	100.0%	114.0%	103.2%
Total	43.6%	53.1%	47.5%	50.2%
Lower net premium retention for the Excess and Surplus Lines segment was primarily driven by the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment. Net premium retention for the nine months ended September 30, 2023 was also impacted by $12.3 million of reinstatement premium, resulting in a 1.7% decrease in the Excess and Surplus Lines net premium retention.
The net premium retention for the Specialty Admitted Insurance segment increased for the three and nine months ended September 30, 2023 as compared to the prior year primarily due to the termination of an individual risk workers' compensation quota share treaty effective January 1, 2023. The net retention on the individual risk workers’ compensation business was 78.0% and 75.0% for the three and nine months ended September 30, 2023, respectively, compared to 29.6% and 29.9% for the three and nine months ended September 30, 2022, respectively. Net retention on the fronting business, which reflects the mix of business and changes in reinsurance coverage as treaties renew, was 12.5% and 14.9% for the three and nine months ended September 30, 2023, respectively, compared to 13.8% and 13.6% for the three and nine months ended September 30, 2022, respectively.

The Casualty Reinsurance segment previously wrote a retrocessional treaty/fronting arrangement under which 100% of the premiums were ceded. The treaty was nonrenewed for 2022 and net retentions above or below 100% in the respective periods reflect adjustments to prior year assumed and ceded written premiums on the treaty.
The runoff of the Casualty Reinsurance business, for which the premiums were largely retained, also contributed to the lower net retention for the Company in the three and nine months ended September 30, 2023.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Excess and Surplus Lines	88.4%	88.2%	90.0%	85.3%
Specialty Admitted Insurance	92.5%	98.4%	97.3%	96.8%
Casualty Reinsurance	122.2%	90.9%	104.6%	103.6%
Total	96.2%	94.1%	97.2%	94.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$217,151	$204,785	6.0%	$732,180	$675,702	8.4%
Net written premiums	$123,046	$140,984	(12.7)%	$442,923	$432,698	2.4%
Net earned premiums	$157,600	$139,095	13.3%	$455,640	$408,280	11.6%
Losses and loss adjustment expenses excluding retroactive reinsurance	(103,077)	(96,355)	7.0%	(307,364)	(270,464)	13.6%
Underwriting expenses	(36,181)	(26,338)	37.4%	(102,827)	(77,623)	32.5%
Underwriting profit (1)	$18,342	$16,402	11.8%	$45,449	$60,193	(24.5)%
Ratios:
Loss ratio	65.4%	69.3%		67.5%	66.2%
Expense ratio	23.0%	18.9%		22.5%	19.1%
Combined ratio	88.4%	88.2%		90.0%	85.3%
Accident year loss ratio	60.4%	69.2%		65.8%	66.2%
Accident year loss ratio ex-cat (2)	60.4%	65.6%		65.8%	65.0%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the three and nine months ended September 30, 2022.
The Excess and Surplus Lines segment produced underwriting profits of $18.3 million and $16.4 million (combined ratios of 88.4% and 88.2%) in the three months ended September 30, 2023 and 2022, respectively. Market conditions remain attractive for the segment, and net earned premiums increased by $18.5 million or 13.3% for the three months ended September 30, 2023 due to growth in our larger underwriting divisions and broad based renewal rate increases (up 12.4% compared to prior year). The higher loss ratio in the prior year primarily reflects $5.0 million or 3.6 percentage points of net catastrophe losses related to Hurricane Ian in our Excess Property book for the three months ended September 30, 2022. The accident year loss ratio ex-cat is consistent between the two periods. Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was $7.8 million or 5.0 percentage points adverse in the three months ended September 30, 2023 due to adverse emergence in older accident years for our General Casualty line of business compared to $139,000 adverse in the three months ended September 30, 2022. The higher prior year adverse development was largely offset by improvement in our current accident year loss ratio excluding catastrophe losses due to strong rate increases and other underwriting improvements.

The expense ratio was higher in the current year due to the mix of business and reinsurance changes which resulted in higher net commissions expense, as well as higher compensation costs and bad debt expenses.
For the nine months ended September 30, 2023 and 2022, segment underwriting profit was $45.4 million and $60.2 million (combined ratios of 90.0% and 85.3%), respectively. Underwriting results for the nine months ended September 30, 2023 include $12.3 million of reinstatement premium. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss treaty, reduced net written and net earned premiums, and underwriting profit for the current year by $12.3 million. Segment underwriting ratios were also impacted by the reinstatement premium, attributing to a 2.3 percentage point increase in the segment combined ratio for the nine months ended September 30, 2023.
Excluding the reinstatement premium, net earned premiums increased by $59.7 million or 14.6% for the nine months ended September 30, 2023 due to growth in our larger underwriting divisions and broad based renewal rate increases of 10.7% compared to the prior year. The reinstatement premium, which reduced net earned premiums, resulted in a 1.8 percentage point increase in our loss ratio for the nine months ended September 30, 2023. The prior year loss ratio includes 1.2 percentage points related to the $5.0 million of catastrophe losses for Hurricane Ian in the prior year. Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was $7.6 million or 1.7 percentage points adverse in the nine months ended September 30, 2023 due to adverse emergence in older accident years for our General Casualty line of business compared to $48,000 adverse in the nine months ended September 30, 2022. The higher current year expense ratio was partially due to the reinstatement premium, which reduced net earned premiums and contributed 0.5 percentage points of the expense ratio increase relative to the prior year. The expense ratios also increased over the prior year due to the mix of business and reinsurance changes which resulted in higher net commissions expense, as well as higher compensation costs and bad debt expenses.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$125,700	$123,389	1.9%	$387,175	$374,066	3.5%
Net written premiums	$22,936	$18,929	21.2%	$78,777	$57,524	36.9%
Net earned premiums	$26,073	$17,824	46.3%	$70,412	$55,283	27.4%
Losses and loss adjustment expenses	(20,284)	(15,377)	31.9%	(53,370)	(44,029)	21.2%
Underwriting expenses	(3,822)	(2,162)	76.8%	(15,160)	(9,508)	59.4%
Underwriting profit (loss) (1), (2)	$1,967	$285	590.2%	$1,882	$1,746	7.8%
Ratios:
Loss ratio	77.8%	86.3%		75.8%	79.6%
Expense ratio	14.7%	12.1%		21.5%	17.2%
Combined ratio	92.5%	98.4%		97.3%	96.8%
Accident year loss ratio	77.8%	93.4%		77.2%	84.6%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $6.8 million and $18.3 million for the three and nine months ended September 30, 2023, respectively ($5.9 million and $17.4 million in the respective prior year periods).
The Specialty Admitted Insurance segment produced underwriting profits of $2.0 million and $285,000 (combined ratios of 92.5% and 98.4%) in the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, segment underwriting profit was $1.9 million and $1.7 million (combined ratios of 97.3% and 96.8%), respectively. The loss ratio improvement in the current year periods primarily reflects changes in the mix of business and improved loss trends which helped to produce lower current accident year loss ratios, partially offset by lower net favorable development in our loss estimates for prior accident years. There was no development recorded in the three months ended September 30, 2023 compared to $1.3 million or 7.1 points of favorable development in the three months ended September 30, 2022. Net favorable development in our loss estimates for prior accident years was $1.0 million or 1.4 points in the nine months ended September 30, 2023 compared to $2.8 million or 5.0 points in the nine months ended September 30, 2022. Segment expense ratios increased for the current year periods driven by higher net commission expense due to the January 1, 2023 termination of the individual risk workers' compensation quota share treaty as well as higher taxes, licenses, and fees in the current year due to adjustments to tax and assessment accruals in the prior year quarter.

Casualty Reinsurance Segment
Results for the Casualty Reinsurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Gross written premiums	$(348)	$30,331	—	$14,782	$68,387	(78.4)%
Net written premiums	$3,491	$30,338	(88.5)%	$16,851	$70,579	(76.1)%
Net earned premiums	$18,952	$33,270	(43.0)%	$82,023	$102,712	(20.1)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(15,729)	(20,503)	(23.3)%	(57,471)	(74,719)	(23.1)%
Underwriting expenses	(7,436)	(9,723)	(23.5)%	(28,331)	(31,727)	(10.7)%
Underwriting (loss) profit (1)	$(4,213)	$3,044	—	$(3,779)	$(3,734)	1.2%
Ratios:
Loss ratio	83.0%	61.6%		70.1%	72.7%
Expense ratio	39.2%	29.3%		34.5%	30.9%
Combined ratio	122.2%	90.9%		104.6%	103.6%
Accident year loss ratio	58.3%	61.6%		58.4%	66.1%
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
For the three months ended September 30, 2023, the segment produced an underwriting loss of $4.2 million and combined ratio of 122.2% compared to an underwriting profit of $3.0 million and combined ratio of 90.9% for the three months ended September 30, 2022. The loss ratio increase from 61.6% in the prior three month period to 83.0% in the current year was largely driven by net adverse reserve development of $4.7 million or 24.7 percentage points in the three months ended September 30, 2023 compared to none in the prior year (excluding adverse prior year development on the business subject to the Casualty Re LPT and the impact of retroactive reinsurance - see discussion above). This was partially offset by a lower current accident year loss ratio resulting from changes in the mix of business. The expense ratio increased from 29.3% for the three months ended September 30, 2022 to 39.2% for three months ended September 30, 2023 primarily reflecting higher commissions due to changes in the mix of business and commissions slides which reduced the ratio by 2.4 percentage points in the prior year compared to an increase of 3.4 points in the current year.
For the nine months ended September 30, 2023 and 2022, the segment had underwriting losses of $3.8 million and $3.7 million (combined ratios of 104.6% and 103.6%), respectively. The loss ratio improved from 72.7% in the prior nine month period to 70.1% in the current year, driven by a decline in the current accident year ratio, partially offset by higher net adverse reserve development on prior accident years. For the nine months ended September 30, 2023 and 2022, $9.5 million and $6.8 million (11.6 and 6.6 percentage points), respectively, of net adverse reserve development was recognized (excluding adverse prior year development on the business subject to the Casualty Re LPT and the impact of retroactive reinsurance - see discussion above). The expense ratio increased from 30.9% for the nine months ended September 30, 2022 to 34.5% for the nine months ended September 30, 2023 primarily reflecting higher commissions due to changes in the mix of business.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with our internal reinsurance, rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.5 million and $26.3 million for the three and nine months ended September 30, 2023, respectively ($8.4 million and $25.2 million in the respective prior year periods). The higher year to date expense is largely attributable to share based compensation, which was $7.2 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Investing Results
Net investment income was $26.3 million and $77.3 million for the three and nine months ended September 30, 2023, compared to $17.3 million and $48.3 million for the respective periods in the prior year. The Company's private investments generated income of $27,000 and $1.9 million for the three and nine months ended September 30, 2023 compared to losses of $424,000 and income of $2.0 million in the respective prior year periods. Excluding private investments, our net investment income for the three and nine months ended September 30, 2023 increased 48.2% and 62.9% over the prior year periods, respectively, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 4.0 years at September 30, 2023.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Fixed maturity securities	$17,166	$12,267	$50,526	$34,878
Bank loan participations	4,276	3,370	12,962	8,432
Equity securities	1,781	1,390	5,207	3,939
Other invested assets	27	(424)	1,850	1,986
Cash, cash equivalents, restricted cash equivalents and short-term investments	4,085	1,687	9,896	2,067
Gross investment income	27,335	18,290	80,441	51,302
Investment expense	(1,030)	(984)	(3,189)	(3,024)
Net investment income	$26,305	$17,306	$77,252	$48,278
The following table summarizes our annualized gross investment yields:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cash and invested assets	4.3%	3.0%	4.3%	2.8%
Fixed maturity securities	4.2%	3.3%	4.2%	2.9%
Of our total cash and invested assets of $2,422.4 million at September 30, 2023 (excluding restricted cash equivalents), $232.9 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,836.3 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $152.1 million of bank loan participations, $115.8 million of equity securities, $54.1 million of short-term investments, and $31.2 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At September 30, 2023 and December 31, 2022, the fair market value of these securities was $152.1 million and $155.0 million, respectively.
For the nine months ended September 30, 2023, the Company recognized net realized and unrealized investment gains of $2.9 million ($362,000 of net realized and unrealized investment gains for the three months ended September 30, 2023), including $10.7 million of net unrealized gains on bank loan participations, $3.3 million of net unrealized losses for the change in the fair value of equity securities, $4.7 million of net realized investment losses on the sale of bank loan participations, $1.0 million of net realized investment gains on the sale of equity securities, and $847,000 of net realized investment losses on the sale of fixed maturity securities.

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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. In the nine months ended September 30, 2023, management recognized an impairment loss of $85,000 for one fixed maturity security due to an intent to sell the security. Management concluded that none of its fixed maturity securities were impaired at December 31, 2022. At September 30, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2023			December 31, 2022
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$382,965	$323,661	17.6%	$386,456	$330,852	18.6%
Residential mortgage-backed	471,291	416,888	22.7%	437,702	401,249	22.5%
Corporate	795,601	719,600	39.2%	734,976	670,212	37.6%
Commercial mortgage and asset-backed	332,440	306,952	16.7%	335,066	309,015	17.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	72,430	69,223	3.8%	75,583	72,089	4.0%
Total fixed maturity securities, available-for-sale	$2,054,727	$1,836,324	100.0%	$1,969,783	$1,783,417	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2023:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$394,787	21.5%
AA	$751,329	40.9%
A	$526,975	28.7%
BBB	$161,920	8.8%
Below BBB and unrated	$1,313	0.1%
Total	$1,836,324	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$95,503	$93,936	5.1%
After one year through five years	518,494	488,596	26.6%
After five years through ten years	374,112	320,897	17.5%
After ten years	262,887	209,055	11.4%
Residential mortgage-backed	471,291	416,888	22.7%
Commercial mortgage and asset-backed	332,440	306,952	16.7%
Total	$2,054,727	$1,836,324	100.0%
Other Income and Expense
Other income and expense items netted to income of $2.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and included a $2.2 million gain on the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment in the current quarter and $540,000 of broker incentive rebates in the Excess and Surplus Lines segment in the current quarter. These were partially offset by non-operating expenses of $641,000 and $1.5 million in the respective three and nine months of the current year primarily consisting of legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including the sale of renewal rights to the IRWC business in the Specialty Admitted Insurance segment and loss portfolio transfers accounted for as retroactive reinsurance. For the three and nine months ended September 30, 2022, other income and expense netted to income of $364,000 and $112,000, respectively, and included non-operating expenses of $210,000 and $578,000, respectively.
Interest Expense
Interest expense was $7.3 million and $20.9 million for the three and nine months ended September 30, 2023, respectively ($5.0 million and $11.3 million for the three and nine months ended September 30, 2022, respectively). The increase over the prior year periods reflects the impact of rising interest rates on our variable rate senior and trust preferred debt and crediting fees on the Funds Withheld Account balance under the Casualty Re LPT ($846,000 and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2022, respectively). See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $90,000 of amortization of intangible assets in each of the three months ended September 30, 2023 and 2022 ($272,000 in each of the nine months ended September 30, 2023 and 2022).
On September 29, 2023, the Company closed on an agreement to sell the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits or expenses on share based compensation. For the nine months ended September 30, 2023 and 2022, our U.S. federal income tax expense was 26.8% and 30.9%, respectively, of the income before taxes. The effective rate exceeded the 21.0% U.S. statutory rate in both periods due to projected annual losses in Bermuda that do not provide a tax benefit and due to discrete items in the respective periods primarily related to excess tax expenses associated with vested restricted share units (“RSUs”).

Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2023 was $2,887.4 million. Of this amount, 64.7% relates to amounts that are IBNR. This amount was 61.5% at December 31, 2022. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$474,675	$1,176,618	$1,651,293
Specialty Admitted Insurance	399,388	425,935	825,323
Casualty Reinsurance	146,197	264,539	410,736
Total	$1,020,260	$1,867,092	$2,887,352
At September 30, 2023, the amount of net reserves (prior to the $688,000 allowance for uncollectible reinsurance recoverables) of $1,377.2 million that related to IBNR was 70.9%. This amount was 66.6% at December 31, 2022. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2023
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$285,864	$778,890	$1,064,754
Specialty Admitted Insurance	59,345	67,740	127,085
Casualty Reinsurance	55,766	129,612	185,378
Total	$400,975	$976,242	$1,377,217
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
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$94,108	$167,649
Investing activities	(18,016)	(262,181)
Financing activities	(16,333)	91,953
Change in cash and cash equivalents	59,759	(2,579)
Change in restricted cash equivalents (operating activities)	3,643	480
Change in cash, cash equivalents, and restricted cash equivalents	$63,402	$(2,099)

Cash provided by operating activities excluding restricted cash equivalents of $94.1 million and $167.6 million for the nine months ended September 30, 2023 and 2022, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. The cash provided by operating activities declined relative to the prior year due to the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year.

Cash used in investing activities of $18.0 million and $262.2 million for the nine months ended September 30, 2023 and 2022, respectively, reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 9.6% and 7.9% of total cash and invested assets at September 30, 2023 and 2022, respectively. The decrease in cash used in investing activities primarily reflects the suspension of underwriting activities in the Casualty Reinsurance segment earlier this year and the withdrawal of invested assets in that segment to fund claims and operating expenses.
Cash used in financing activities of $16.3 million for the nine months ended September 30, 2023 includes $5.8 million of dividends paid to common shareholders, $7.9 million of dividends paid on the Series A Preferred Shares, $1.1 million of paid issuance costs related to the amendment of the 2013 Facility in July, 2023, and $1.5 million of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $92.0 million for the nine months ended September 30, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the nine months ended September 30, 2022 also include $5.9 million of dividends paid to common shareholders, $6.1 million of dividends paid on the Series A Preferred Shares, and $941,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the nine months ended September 30, 2023 and 2022 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $7.9 million were paid in the nine months ended September 30, 2023 including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023. Dividends of $2.6 million for the three months ended September 30, 2023 will be paid on October 2, 2023.
At September 30, 2023, the Bermuda holding company had $1.1 million of cash and cash equivalents. The U.S. holding company had $17.8 million of cash and invested assets, comprised of cash and cash equivalents of $16.4 million and other invested assets of $1.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2023.

Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at September 30, 2023:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At September 30, 2023, the Company had $41.4 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, two, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.75% and is subject to change according to terms in the credit agreement. At September 30, 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2023.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at September 30, 2023. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At September 30, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $27.9 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2023, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2023 (including the Company’s repurchases of a portion of these trust preferred securities):

	James River Capital Trust I	James River Capital Trust II	James River Capital Trust III	James River Capital Trust IV	Franklin Holdings II (Bermuda) Capital Trust I
	($ in thousands)
Issue date	May 26, 2004	December 15, 2004	June 15, 2006	December 11, 2007	January 10, 2008
Principal amount of trust preferred securities	$7,000	$15,000	$20,000	$54,000	$30,000
Principal amount of junior subordinated debt	$7,217	$15,464	$20,619	$55,670	$30,928
Carrying amount of junior subordinated debt net of repurchases	$7,217	$15,464	$20,619	$44,827	$15,928
Maturity date of junior subordinated debt, unless accelerated earlier	May 24, 2034	December 15, 2034	June 15, 2036	December 15, 2037	March 15, 2038
Trust common stock	$217	$464	$619	$1,670	$928
Interest rate, per annum	Three-Month SOFR plus 4.3%	Three-Month SOFR plus 3.7%	Three-Month SOFR plus 3.3%	Three-Month SOFR plus 3.4%	Three-Month SOFR plus 4.3%
All of the junior subordinated debt is currently redeemable at 100.0% of the unpaid principal amount at our option.
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2023.
At September 30, 2023 and December 31, 2022, the Company's leverage ratio was 22.1% and 22.9%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. For the three months ended September 30, 2023 and 2022, our net premium retention was 43.6% and 53.1%, respectively. For the nine months ended September 30, 2023 and 2022, our net premium retention was 47.5% and 50.2%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of September 30, 2023:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $2.98 million per occurrence.(1)
Primary Casualty	Up to $1.38 million per occurrence.(2)
Excess Casualty	Up to $2.08 million per occurrence.
Property
Excess Property	Up to $5.0 million per risk.(3)
(1)    Excluding Excess Casualty.
(2)    Total exposure to any one claim is generally $690,000.
(3)    The property catastrophe reinsurance treaty has a limit of $20.0 million per event with one reinstatement.

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
Based upon the modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $20.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $20.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on the Legacy Commercial Auto Book” below for further information on this reinsurance agreement.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2023:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.
Auto Programs	Quota share coverage for 50%-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 85% of limits up to $10.0 million per occurrence, and 82% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million per occurrence.
Aviation Programs
Quota share coverage for 80% of limits up to $25 million liability, $5.0 million hull, and $5.0 million spares per occurrence, each aircraft; and excess of loss coverage for up to $8.7M excess of $300,000 of our 20% share of the quota share each occurrence.

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
We also had a contingency clash reinsurance treaty to cover both the Excess and Surplus Lines and Specialty Admitted Insurance segments in the event of a claim incident involving more than one of our insureds in addition to Extra Contractual and Excess Policy Limits protection. The treaty covered $10.0 million in excess of a $2.0 million retention for loss occurrences within the treaty term. This coverage was put into runoff effective July 1, 2022. As of September 30, 2023, our average net retained limit per risk is $2.5 million.
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to present. This treaty had one reinstatement and expired on December 31, 2022.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2023, the allowance for credit losses on reinsurance recoverables was $688,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2023, we had reinsurance recoverables on unpaid losses of $1,509.4 million (net of a $688,000 allowance for credit losses) and reinsurance recoverables on paid losses of $158.8 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2023, the balance in the Indemnity Trust was $149.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $218.9 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2023, the balance in the LPT Trust was $69.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the

Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $97.6 million. At September 30, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $101.1 million (including $92.8 million of unpaid recoverables and $8.3 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2023, the balance in the Loss Fund Trust was $106.9 million, including $69.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $28.2 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
EQUITY
Total common shares outstanding increased from 37,470,237 at December 31, 2022 to 37,619,749 at September 30, 2023, reflecting 149,512 common shares issued in the nine months ended September 30, 2023 related to vesting of RSUs.
Share Based Compensation Expense
For each of the three months ended September 30, 2023 and 2022, the Company recognized $2.2 million of share based compensation expense ($7.2 million and $6.2 million in the nine month periods ended September 30, 2023 and 2022, respectively). As of September 30, 2023, the Company had $12.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.

Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(47,033)	$35.22	—	$—
Lapsed	(164,548)	$32.07	—	$—
End of period	76,393	$42.17	287,974	$35.26
Exercisable, end of period	76,393	$42.17	287,974	$35.26

All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	665,458	$25.98	292,135	$45.89
Granted	376,016	$24.63	545,450	$20.54
Vested	(212,968)	$28.91	(112,527)	$45.49
Forfeited	(30,719)	$23.28	(9,760)	$22.97
Unvested, end of period	797,787	$24.66	715,298	$26.94
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Excess and Surplus Lines:
Loss Ratio	65.4%	69.3%	67.5%	66.2%
Impact of retroactive reinsurance	(2.0)%	14.9%	1.4%	5.1%
Loss Ratio including impact of retroactive reinsurance	63.4%	84.2%	68.9%	71.3%

Combined Ratio	88.4%	88.2%	90.0%	85.3%
Impact of retroactive reinsurance	(2.0)%	14.9%	1.4%	5.1%
Combined Ratio including impact of retroactive reinsurance	86.4%	103.1%	91.4%	90.4%

Casualty Reinsurance:
Loss Ratio	83.0%	61.6%	70.1%	72.7%
Impact of retroactive reinsurance	17.2%	—%	13.8%	—%
Loss Ratio including impact of retroactive reinsurance	100.2%	61.6%	83.9%	72.7%

Combined Ratio	122.2%	90.9%	104.6%	103.6%
Impact of retroactive reinsurance	17.2%	—%	13.8%	—%
Combined Ratio including impact of retroactive reinsurance	139.4%	90.9%	118.4%	103.6%

Consolidated:
Loss Ratio	68.6%	69.5%	68.8%	68.7%
Impact of retroactive reinsurance	—%	10.9%	2.9%	3.7%
Loss Ratio including impact of retroactive reinsurance	68.6%	80.4%	71.7%	72.4%

Combined Ratio	96.2%	94.1%	97.2%	94.2%
Impact of retroactive reinsurance	—%	10.9%	2.9%	3.7%
Combined Ratio including impact of retroactive reinsurance	96.2%	105.0%	100.1%	97.9%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$18,342	$16,402	$45,449	$60,193
Specialty Admitted Insurance	1,967	285	1,882	1,746
Casualty Reinsurance	(4,213)	3,044	(3,779)	(3,734)
Total underwriting profit of operating segments	16,096	19,731	43,552	58,205
Other operating expenses of the Corporate and Other segment	(8,482)	(8,447)	(26,312)	(25,209)
Underwriting profit (1)	7,614	11,284	17,240	32,996
Losses and loss adjustment expenses - retroactive reinsurance	(81)	(20,773)	(17,562)	(20,773)
Net investment income	26,305	17,306	77,252	48,278
Net realized and unrealized gains (losses) on investments	362	(7,754)	2,914	(29,874)
Other income and expenses	2,286	364	1,818	112
Interest expense	(7,332)	(4,950)	(20,889)	(11,291)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of intangible assets	(2,500)	—	(2,500)	—
Income (loss) before income taxes	$26,564	$(4,613)	$58,001	$19,176
(1)Included in underwriting results for the three and nine months ended September 30, 2023 is gross fee income of $6.8 million and $18.3 million, respectively ($5.9 million and $17.4 million in the respective prior year periods).
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

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended September 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income (loss) available to common shareholders	$23,939	$16,926	$(7,238)	$(7,246)
Losses and loss adjustment expenses - retroactive reinsurance	81	750	20,773	16,411
Net realized and unrealized investment (gains) losses	(362)	(212)	7,754	6,581
Other (income) expenses	(1,531)	(1,133)	(247)	(247)
Impairment of intangible assets	2,500	1,975	—	—
Adjusted net operating income	$24,627	$18,306	$21,042	$15,499

	Nine Months Ended September 30,
	2023		2022
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$50,126	$34,596	$13,051	$7,123
Losses and loss adjustment expenses - retroactive reinsurance	17,562	16,247	20,773	16,411
Net realized and unrealized investment (gains) losses	(2,914)	(2,391)	29,874	25,757
Other (income) expenses	(733)	(360)	100	100
Impairment of intangible assets	2,500	1,975	—	—
Adjusted net operating income	$66,541	$50,067	$63,798	$49,391
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

The following table reconciles shareholders’ equity to tangible equity as of September 30, 2023, December 31, 2022, and September 30, 2022:

	September 30, 2023		December 31, 2022		September 30, 2022
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$562,544	$14.95	$553,766	$14.78	$526,804	$14.07
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	37,653		20,091		20,773
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,904		35,676		35,767
Tangible equity	$530,360	$12.26	$501,248	$11.63	$474,877	$11.02

Common shares outstanding	37,619,749		37,470,237		37,450,438
Common shares from assumed conversion of Series A Preferred Shares	5,640,158		5,640,158		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,259,907		43,110,395		43,090,596
The common shares from an assumed conversion of Series A Preferred Shares in the table above is based on the conversion price adjustment effective date for Series A Preferred Shares (as defined in Note 12 below) pursuant to the Certificate of Designations for the Series A Preferred Shares, which prescribes the conversion price to be used in the event of an optional or mandatory conversion to be the conversion price effective with the financial statements for the most recently completed quarter prior to the date of conversion, which are the June 30, 2023 financial statements for an assumed conversion date of July 1, 2023. This calculation is different from that used for our earnings release for the quarter ended September 30, 2023 (filed with the SEC as an exhibit to the Current Report on Form 8-K on November 8, 2023), which gave effect to cumulative net adverse development exceeding the prescribed anti-dilution threshold in the third quarter of 2023 (which would be applicable for an assumed conversion date of October 1, 2023), resulting in a lower conversion price and a higher amount of common shares from an assumed conversion of the Series A Preferred Shares. This resulted in a lower tangible equity per share as of September 30, 2023 in the earnings release compared to that presented above.

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
In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to an unremediated material weakness in our internal controls over financial reporting.
Material Weakness in Internal Control Over Financial Reporting
The Company became aware that the unaudited consolidated financial statements for the six months ended June 30, 2023 contained material misstatements related to unrecorded reinstatement premium as more fully described in Note 1 to the condensed consolidated financial statements of the 10-Q/A filed with the SEC on November 14, 2023. Management of the Company has concluded that because the controls to evaluate the accounting and disclosure of the reinstatement premium did not operate effectively, and resulted in the failure to detect the misstatement, the deficiencies are a material weakness in the Company's internal control over financial reporting. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal controls did not detect the error related to the unrecorded reinstatement premium during the period ending June 30, 2023. This control deficiency resulted in the restatement of the Company's unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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
The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional remediation actions will not be necessary or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the "Second Amended Complaint"). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the "Second MTD"). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant's reply to the Plaintiffs' opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD and discovery is underway. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company's stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We believe that the Plaintiffs’ claims are without merit and intend to vigorously defend this lawsuit.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:
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

The sale of JRG Re is subject to conditions to closing over which we do not have control, and a portion of the consideration is comprised of a pre-closing dividend that is subject to the availability of unencumbered assets at JRG Re.
The sale of JRG Re announced on November 8, 2023 (the “Transaction”) is subject to a number of closing conditions, including the approval of the Bermuda Monetary Authority, and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Transaction may also be terminated in certain circumstances, including termination (A) by either the Company or the Buyer if the Transaction is not completed by June 3, 2024 (subject to one two-month extension in the event closing has not occurred solely because one or more required governmental approvals have not been obtained), or (B) by the Company if (i) all closing conditions have been met, (ii) the Company is ready, willing and able to consummate the closing, and (iii) the Buyer fails to complete the closing solely as a result of the failure to obtain debt financing or alternate financing that is sufficient to finance the consummation of the Transaction.
In addition, a portion of the consideration pursuant to the Transaction is comprised of a $139 million dividend or return of capital or surplus by JRG Re to the Company prior to the closing date of the Transaction, which dividend or return of capital or surplus is subject to the availability of unencumbered assets at JRG Re on the closing date. A number of factors may impact the availability of unencumbered assets at JRG Re prior to the closing date, including collateral requirements of JRG Re’s cedents.
While the Transaction is pending or if the Transaction is not completed, we may be subject to several risks including:
•The current trading price of our common stock may reflect a market assumption that the Transaction will be completed, and may decline if the Transaction is not completed;
•We have incurred and expect to incur significant transaction costs in connection with the Transaction whether or not the Transaction is completed;
•Under the definitive agreements for the Transaction, we are subject to certain restrictions on the conduct of JRG Re’s business prior to the closing date of the Transaction, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities;
•The negative perception of investors, vendors, trading partners, or employees if the Transaction is not completed;
•The attention of our management may be directed toward the completion of the pending Transaction and related matters, and their focus may be diverted from our day-to-day business operations.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects.
We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
On November 10, 2023, we announced that our board of directors initiated an exploration of strategic alternatives for the Company, including consideration of a wide range of options including, among other things, a potential sale, merger, or other strategic transaction. We have not set a deadline or definitive timetable for the completion of the strategic review process, nor have we made any decisions relating to any strategic alternative at this time. No assurance can be given as to the outcome of the process, including whether the process will result in any particular outcome. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of brokers, agents or customers with whom we do business. We may ultimately determine that no transaction is in the best interest of our shareholders. We do not intend to comment further regarding the review of strategic alternatives until we determine disclosure is necessary or advisable. Accordingly, speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our shares to fluctuate significantly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information

None.
Item 6. Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement dated November 8, 2023 by and among James River Group Holdings, Ltd. and Fleming Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 on the Current Report on Form 8-K filed on November 9, 2023; Commission File No. 001-36777)*

10.1
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on July 12, 2023; Commission File No. 001-36777)*

10.2
Consent Agreement dated November 8, 2023 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company, Ltd., as borrowers, KeyBank National Association ("KeyBank") as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on November 9, 2023; Commission File No. 001-36777)

10.3
Consent Agreement dated November 8, 2023 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Lt. and JRG Reinsurance Company Ltd., as borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on November 9, 2023; Commission File No 001-36777)

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
*Pursuant to Item 601(a)(5) of Regulation S-K, the Schedules to this Exhibit have been omitted. A copy of the omitted schedules will be furnished to the Securities and Exchange Commission upon request.

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