Form 10-K
period 2023-12-31
James River Group Holdings, Ltd.
filed 2024-02-29
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 30, 2023, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $669,576,597.
The number of the registrant’s common shares outstanding was 37,660,083 as of February 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement for the 2024 Annual General Meeting of Shareholders may be incorporated by reference into Part III hereof. Alternatively, such Part III information may be filed by James River Group Holdings, Ltd. by an amendment to this Form 10-K.

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
•    downgrades in the financial strength rating or outlook of our regulated insurance subsidiaries impacting our ability to attract and retain insurance business that our subsidiaries write, our competitive position, and our financial condition;
•    the timing of the, or potential failure to, close the sale by James River Group Holdings, Ltd. of the common shares of JRG Reinsurance Company Ltd. announced on November 8, 2023;
•    potential uncertainty regarding the outcome of our exploration of strategic alternatives, and the impacts that it may have on our business;
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
•    changes in U.S. tax laws (including associated regulations) and the interpretation of certain provisions applicable to insurance/reinsurance businesses with U.S. and non-U.S. operations, which may be retroactive and could have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as on our shareholders;

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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance companies focused on underwriting small and middle market casualty risks within the U.S. excess and surplus (“E&S”) lines market. For the year ended December 31, 2023, approximately 71.7% of our gross written premiums and 85.8% of our net written premiums from continuing operations originated from the E&S lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. Substantially all of our business is casualty insurance, and for the year ended December 31, 2023, 95.7% of our gross written premiums from continuing operations were derived from casualty insurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2023, property insurance represented 4.3% of our gross written premiums from continuing operations. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed 2.5% of shareholders’ equity on a group-wide basis, inclusive of reinstatement premiums payable and net retentions.
During 2023, we undertook several strategic actions to focus our business around our higher returning U.S. insurance businesses. Our continuing operations are now comprised of two operating segments, Excess and Surplus Lines and Specialty Admitted Insurance, and a third segment, Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 66.8% of our gross written premiums and 85.0% of our net written premiums from continuing operations for the year ended December 31, 2023. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2023, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,000. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 33.2% of our gross written premiums and 15.0% of our net written premiums from continuing operations for the year ended December 31, 2023. The Specialty Admitted Insurance segment primarily writes fronting business where we retain a minority share of the risk, generally 10%-35%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. We have also written a select book of Individual Risk Workers’ Compensation (“IRWC”) coverage for building trades, healthcare employees and light manufacturing, among other light to medium hazard risks in select U.S. states. In 2023, the Company took actions to reduce its workers' compensation book by non-renewing its large California workers' compensation program and by closing on an agreement to sell the renewal rights to the IRWC business. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including fronting and program administrators, managing general agents (“MGAs”), and independent retail agents.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
Our discontinued operations include JRG Re, which comprises the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties. On November 8, 2023, the Company entered into a definitive agreement to sell JRG Re. The sale transaction is expected to close in the first quarter of 2024.

In 2023, we wrote $1,508.7 million of gross written premiums from continuing operations, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2023	% of Total
	(in thousands)
Excess and Surplus Lines segment	$1,007,351	66.8%
Specialty Admitted Insurance segment	501,309	33.2%
	$1,508,660	100.0%
Gross Written Premiums by Market
Non-admitted markets	$1,081,830	71.7%
Admitted markets	426,830	28.3%
	$1,508,660	100.0%
The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated U.S. subsidiaries is “A-” (Excellent). This rating reflects A.M. Best’s evaluation of our U.S. subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our U.S. operating companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our subsidiaries allows them to actively pursue relationships with the agents and brokers identified in their marketing plans.
On December 20, 2023, A.M. Best announced that it revised the outlook on our financial strength rating from stable to negative on our U.S. subsidiaries. Also, on December 20, 2023, A.M. Best announced that it downgraded the financial strength rating of JRG Re from “A-” (Excellent) with a stable outlook to "B++" (good) with a negative outlook. A.M. Best announced that the ratings actions follow our announcements in November 2023 that we identified a material weakness in our internal control over financial reporting, that we entered into an agreement to sell JRG Re, and that we are exploring strategic alternatives for the Company. A.M. Best indicated that the negative outlook reflects the uncertainty that the actions will have on our organization, and reflects the execution risk associated with some of these initiatives. A.M. Best further announced that the ratings actions on JRG Re was based upon A.M. Best's view that JRG Re is less integral to our strategic, operational and financial objectives, as a result of our determination to suspend underwriting in our former casualty reinsurance segment, and our agreement to sell JRG Re at 75% of the book value, valued at September 30, 2023. The Company has remediated the material weakness in our internal control over financial reporting as of December 31, 2023 (see Item 9A. - Remediated Material Weakness).
Our History
In 2002, a group of experienced insurance executives created James River Group, Inc. (“James River Group”). James River Group was listed on the NASDAQ Stock Market (symbol: JRVR) in 2005. James River Group had two insurance company subsidiaries, James River Insurance and Stonewood Insurance. Both of these subsidiaries as well as James River Group remain subsidiaries of ours.
In 2007, a group of investors acquired James River Group, at which point it ceased trading as a public company. Simultaneously, the investors and management founded and capitalized JRG Re to begin providing reinsurance to third parties and our U.S.-based insurance subsidiaries.
In December 2014, we completed an initial public offering of our common shares (the “IPO”). Institutional investors sold all of the common shares in the IPO. Neither the Company nor any of its management or other shareholders sold shares in the IPO.
In November 2023, we announced an agreement to sell JRG Re. The sale, which is expected to close in the first quarter of 2024, allows us to focus on growing our U.S. insurance and fronting businesses.

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
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is more likely to produce consistent results over time and across markets. We are successfully increasing rates in our Excess and Surplus Lines segment. Pricing on our E&S renewal book has increased for twenty-eight consecutive quarters. The Excess and Surplus Lines segment represented 66.8% of our gross written premiums and 85.0% of our net written premiums from continuing operations for the year ended December 31, 2023. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Emphasis on Lowering Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We believe we have minimal exposure to material property risks and did not have meaningful losses from property risks during 2023.
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
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance sector. Our segment presidents both have extensive backgrounds and histories working in management capacities in specialty casualty insurance. Our Chief Actuary, Chief U.S. Claims Officer and Chief Underwriting Officer have extensive backgrounds in operational leadership within specialty casualty insurance, including a deep focus on risk management.
Efficient Operating Platform.   We have what we believe to be an extremely attractive expense ratio, as we carefully manage personnel and all other costs throughout our group while growing our business. For the year ended December 31, 2023, our expense ratio was 26.6%.
Robust Technology and Data Capture.   We seek to ground our underwriting decisions in reliable historical data and technical evaluation of risks. Our underwriters utilize intuitive systems and differentiated technologies. We have implemented processes to capture extensive data from our book of business, before, during and after the underwriting analysis and decision. We use the data we collect to inform and, we believe, improve our judgment about similar risks as we refine our underwriting criteria. We use the data we collect in regular formal review processes for each of our lines of business.
Active Claims Management.   Our U.S.-based primary insurance companies actively manage claims. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 95% of claims from a particular policy year within the five subsequent years, and as of December 31, 2023, our reserves for claims incurred but not reported (“IBNR”) for our continuing operations were 72.0% of total net loss reserves.
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 9.6% of our total cash and invested assets (excluding restricted cash equivalents) at December 31, 2023, consisting of syndicated bank loans (7.9%) and other invested assets (1.7%) that include interests in limited liability companies that invest in renewable energy opportunities, limited partnerships that invest in debt or equity securities, and notes receivable for renewable energy projects. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2023 was “A”. At December 31, 2023, the average duration of our total invested assets and cash, excluding restricted cash, was 3.6 years.
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
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2023, gross written premiums for the Excess and Surplus Lines segment increased by 9.4% over the same period in 2022. We seek to grow our business by taking advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2023, our growth was primarily focused in our Excess Casualty, General Casualty, Manufacturers & Contractors, and Excess Property divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
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
Our Structure
The chart below displays our corporate structure as of December 31, 2023 as it pertains to our holding and operating subsidiaries.
Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted E&S business through our subsidiaries, James River Insurance and James River Casualty (together, “James River,” which comprises our Excess and Surplus Lines segment), from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. The Excess and Surplus Lines segment is our largest segment, representing 66.8% of consolidated gross written premiums from continuing operations for the year ended December 31, 2023. James River has been engaged in the E&S insurance market for over 20 years.
The E&S industry focuses on providing insurance coverage to policyholders that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their operations or risk exposures. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. Gross written premiums for our Excess and Surplus Lines segment grew by 9.4%, 10.5%, and 19.2% in 2023, 2022, and 2021, respectively. Net written premiums grew by 0.1%, 17.5%, and 11.3% in 2023, 2022, and 2021, respectively. Net written premium growth was lower in 2023 due to $16.4 million of reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss reinsurance treaty, which reduced net written premiums, and the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment. The Excess and Surplus Lines segment produced a cumulative combined ratio of 94.4% from 2014 through 2023. Excluding Rasier, the cumulative combined ratio of the Excess and Surplus Lines segment for 2019 through 2023 was 86.1%.

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
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2023	Percentage of Total 2023	2022	2021	2020	2019
	(in thousands)
Excess Casualty	$339,870	33.7%	$310,383	$285,082	$213,037	$118,954
General Casualty	202,861	20.2%	173,574	140,608	125,433	115,832
Manufacturers and Contractors	180,074	17.9%	156,645	139,720	122,880	105,096
Excess Property	64,574	6.4%	52,104	47,241	37,332	31,606
Energy	51,593	5.1%	42,290	46,216	51,109	45,442
Small Business	38,561	3.8%	36,930	32,593	24,790	19,725
Allied Health	30,904	3.1%	34,156	35,192	26,918	26,713
Commercial Auto	29,379	2.9%	37,974	34,630	30,029	405,565	(1)
Life Sciences	27,595	2.7%	32,277	35,935	35,163	24,462
Sports and Entertainment	17,826	1.8%	13,934	9,442	6,118	4,212
Environmental	13,832	1.4%	20,676	17,050	17,753	16,539
Professional Liability	9,264	0.9%	8,936	8,104	6,881	6,441
Medical Professionals	955	0.1%	1,285	1,844	1,700	1,733
Management Liability	63	—%	—	—	—	—
Total	$1,007,351	100.0%	$921,164	$833,657	$699,143	$922,320
(1)    Gross written premiums for 2019 include $374.2 million related to a large commercial auto insured (Rasier). This coverage was terminated on December 31, 2019.
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
General Casualty writes primary liability coverage on businesses exposed to premises liability type claims including real estate, mercantile and retail operations, apartments and condominiums, hotels and motels, restaurants, bars, taverns and schools. Typically, we write $1.0 million per occurrence in limits, of which we retain $690,000 net per occurrence.
Manufacturers and Contractors writes primary general liability coverage for a variety of classes, including manufacturers of consumer, commercial, and industrial products and general and trade contractors. Typically, we issue a $1.0 million per occurrence limit in this division, of which we retain $690,000 net per occurrence.
Excess Property writes property risks providing limits in various layers above the primary coverage layer for a variety of classes, including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $775,000 as of December 31, 2023. We retain up to the first $5.0 million in any one event or catastrophe.
Energy writes risks engaged in the business of energy production, distribution or mining, and the manufacture of equipment used in the energy business segment. Examples of classes underwritten by this division include oil and gas exploration companies, oil or gas well drillers, oilfield consultants, oil or gas lease operators, oil well servicing companies, oil or gas pipeline construction companies, fireworks manufacturing, mining-related risks, utilities, and utility contractors. We provide policy limits up to $11.0 million per occurrence, of which we retain up to $3.2 million in limit net, with typical limits between $1.0 million and $5.0 million per occurrence, of which we retain between $690,000 and $1.98 million net, respectively, on either a primary or excess basis.
Small Business includes both brokerage and delegated authority contract binding focusing on accounts with annual primary liability insurance premiums of less than $20,000 and more typically below $10,000. For these smaller risks, we limit flexibility in coverage options and pricing to facilitate quick turnaround and efficient processing. We generally write $1.0 million per occurrence limits, of which we retain $690,000 net per occurrence.
Allied Health underwrites casualty insurance for allied health and social service types of risks, such as long-term care facilities, independent living apartments, group homes, half-way houses and shelters, drug rehabilitation, home health care and medical staffing enterprises. We provide policy limits up to $11.0 million per occurrence, of which we retain up to $3.2 million in limit net, with typical limits between $1.0 million and $5.0 million per occurrence, of which we retain between $690,000 and $1.98 million net, respectively. Approximately 88% of the premiums written by our Allied Health division from inception through 2023 have been written on a claims-made and reported form. We believe this policy form significantly reduces our long-term exposure in this complicated class of business.
Commercial Auto underwrites primarily the hired and non-owned auto liability exposures for a variety of industry segments including package and food delivery services. Limits assumed are retained up to $690,000 net per occurrence by the Company, in some cases subject to self-insured retentions of the insureds.
Life Sciences underwrites general liability, products liability and/or professional liability coverage for manufacturers, distributors and developers of biologics (antibodies & vaccines used for the prevention of disease), nutraceuticals (health, nutrition and herbal supplements), human clinical trials, pharmaceuticals (mainly generics and over-the-counters) and medical devices. This division also writes a book of various types of business engaged in the medical and adult-use cannabis industry. We provide policy limits up to $11.0 million per occurrence (up to $10.0 million on cannabis), of which we retain up to $3.2 million in limit net per occurrence, with typical limits between $1.0 million and $5.0 million per occurrence, of which we retain between $690,000 and $1.98 million net, respectively.
Sports and Entertainment underwrites primary liability coverage for sports, recreation and entertainment related risks, including special events, family entertainment centers, tourist attractions, health clubs, sports complexes and other sport and event venues. Typical limits offered are up to $1.0 million per occurrence, of which we retain $690,000 net per occurrence.
Environmental underwrites contractors’ pollution liability, products pollution liability, site specific pollution liability and consultant’s professional liability coverage on a stand-alone basis and in conjunction with the general liability coverage. Typically, we write environmental coverage for contractors who are not engaged in environmental remediation work on an occurrence form. We provide policy limits up to $11.0 million per occurrence, of which we retain up to $3.2 million in limit net, with typical limits between $1.0 million and $5.0 million per occurrence, of which we retain between $690,000 and $1.98 million net, respectively, on a primary or excess basis.
Professional Liability writes professional liability coverage for accountants, architects, engineers, lawyers and certain other professions. We provide policy limits up to $11.0 million, of which we retain up to $3.2 million in limit net, with typical limits between $1.0 million and $5.0 million per occurrence, of which we retain between $690,000 and $1.98 million net, respectively. All of our professional liability coverage is written on a claims-made and reported basis.
Medical Professionals underwrites non-standard physicians’ professional liability for individuals or small groups. Our healthcare business is a mix of both surgical and non-surgical classes. We typically provide between $1.0 million and $3.0 million per occurrence limits, of which we retain between $690,000 and $1.58 million net, respectively. All of the policies written by this division have been issued on a claims-made and reported basis.
Management Liability, a new underwriting division in 2023, writes excess management liability coverage inclusive of directors & officers liability, employment practices liability, and fiduciary liability. The division will underwrite a wide range of industries except for financial institutions and cryptocurrency firms. We write publicly traded risks, privately held risks and not-for-profit risks. Typical per risk limits offered are $5.0 million or less on a gross basis or $1.8 million on a net basis and a maximum of $10.0 million on a gross basis or $3.2 million on a net basis.

The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2023 and the amount of gross written premium produced by such states for the years ended December 31, 2022, 2021, 2020 and 2019. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2023, 2022 and 2021.

	2023		2022		2021		2020	2019
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
Florida	$176,730	17.5%	$161,679	17.5%	$137,880	16.5%	$104,120	$67,700
California	172,114	17.1%	157,519	17.1%	147,677	17.7%	136,532	368,488
Texas	169,919	16.9%	146,737	15.9%	128,312	15.4%	79,338	51,978
New York	126,326	12.5%	112,189	12.2%	101,820	12.2%	108,778	89,680
New Jersey	25,871	2.6%	23,383	2.5%	22,131	2.7%	17,621	13,425
Washington	23,104	2.3%	22,618	2.5%	22,778	2.7%	16,407	16,573
Arizona	22,434	2.2%	20,972	2.3%	16,544	2.0%	12,782	9,023
Georgia	22,205	2.2%	18,636	2.0%	15,522	1.9%	11,934	10,936
Illinois	21,399	2.1%	17,526	1.9%	19,010	2.3%	16,243	14,491
Pennsylvania	17,794	1.8%	23,548	2.5%	22,055	2.6%	19,008	16,206
Louisiana	16,054	1.6%	17,161	1.9%	15,723	1.9%	13,968	16,001
Ohio	14,415	1.4%	11,091	1.2%	13,156	1.6%	9,210	10,537
Virginia	12,141	1.2%	11,125	1.2%	8,663	1.0%	8,932	23,563
Missouri	11,812	1.2%	12,446	1.4%	11,967	1.4%	10,080	14,628
Oregon	11,533	1.1%	10,041	1.1%	7,501	0.9%	6,583	6,063
All other states	163,500	16.3%	154,493	16.8%	142,918	17.2%	127,607	193,028
Total	$1,007,351	100.0%	$921,164	100.0%	$833,657	100.0%	$699,143	$922,320
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2023, the segment had authorized close to 100 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive General Agents as well as a growing but still limited number of General Agents underwriting small-account commercial risks through our online contract binding portal.
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
Our Excess and Surplus Lines segment’s three largest brokers produced $716.3 million of gross written premiums for the year ended December 31, 2023, representing approximately 71.1% of the Excess and Surplus Lines segment’s gross written premiums and 47.5% of consolidated gross written premiums from continuing operations for 2023. The three largest brokers produced $324.7 million (Ryan Specialty Group), $246.4 million (Amwins Group), and $145.2 million (Truist Insurance Holdings) of gross written premiums for the year ended December 31, 2023, respectively, representing 21.5%, 16.3%, and 9.6% of consolidated gross written premiums from continuing operations and 32.2%, 24.5%, and 14.4% of the Excess and Surplus Lines segment’s gross written premiums for 2023, respectively.
In 2023 and 2022, our Excess and Surplus Lines segment paid an average commission to producers of 17.5% and 16.8%, respectively, of gross written premiums.

Underwriting
Our Excess and Surplus Lines segment’s staff includes over 200 individuals directly employed in underwriting policies as of December 31, 2023. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every four new quotes. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2023, we received approximately 321,000 submissions (new and renewal, excluding commercial auto policies), quoted almost 61,000 policies and bound close to 27,000 policies.
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
Over 60 claims professionals with significant experience in the property-casualty industry support our Excess and Surplus Lines segment as of December 31, 2023.
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
Approximately 94% of all claims received are closed within five years in the Excess and Surplus Lines segment.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2014	55.2%
2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
2020	76.7%
2021	106.2%
2022	65.9%
2023	68.9%

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
On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier, to reinsure substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. Under the terms of the transaction, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier policies written in the years 2013-2019, which amount constituted the reinsurance premium. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. A pre-tax loss of $29.6 million was recognized as adverse loss and loss adjustment reserve development in the Excess and Surplus Lines segment for the third quarter of 2021 associated with the loss portfolio transfer.
For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $64.4 million and $46.7 million, respectively, on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the Commercial Auto LPT. Retroactive reinsurance benefits of $59.4 million and $31.0 million, respectively, were recorded in losses and loss adjustment expenses on the Consolidated Statements of (Loss) Income and Comprehensive Loss for the years ended December 31, 2023 and 2022 using the recovery method. As of December 31, 2023 and December 31, 2022, the cumulative amounts ceded under the Commercial Auto LPT were $456.2 million and $391.8 million, respectively. The deferred retroactive reinsurance gain separately presented on the Company's Consolidated Balance Sheets was $20.7 million and $15.7 million at December 31, 2023 and December 31, 2022, respectively.
Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National (an Ohio domiciled company, licensed in 49 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance (a North Carolina domiciled company) and Falls Lake Fire and Casualty (a California domiciled company). The Specialty Admitted Insurance segment produced 33.2% of gross written premiums from continuing operations for the year ended December 31, 2023.
Fronting & Program Business
Fronting and program business written through selected MGAs, insurance carriers, and other producers, represented 90.9% of 2023 gross written premiums in this segment (89.2% in 2022, 88.3% in 2021). In our fronting business, we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We generally retain 10%-35% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in specialty classes of property-casualty risk, workers' compensation or automobile business. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs, reinsurers, and reinsurance brokers.
Our objective is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and improve returns on tangible equity. Fee income was $24.2 million in 2023, $23.6 million in 2022, and $22.7 million in 2021. Our licensure and product filings position us to support this business throughout the United States. Because of the more limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital, and we continued to expand this business in 2023. Our largest fronting relationship produced $163.1 million of gross written premiums in 2023, representing 10.8% of consolidated gross written premiums from continuing operations and 32.5% of the Specialty Admitted Insurance segment's gross written premiums, respectively.

We focus our coverage on casualty risks in our fronting business, although some property insurance is written. We seek to limit our risk generally through reinsurance either on a proportional or excess of loss basis, or sometimes both. For initial claims oversight and administration, we generally outsource frequency layer claims management authority to third-party administrators up to the first $100,000 of a claim with our management oversight, and then provide supervisory control above this amount.
Under the terms of these program agreements, we pay fixed commissions, often with a profit contingency. Our fronting business is distributed primarily through MGAs and fronting and program managers.
Actions to Reduce Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $96.5 million, $110.9 million, and $124.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. The IRWC business, underwritten by our staff and generated by appointed agents in 13 states, produced 9.1% of 2023 gross written premiums in this segment (10.8% in 2022, 11.7% in 2021). The transaction includes the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, was aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income for the year ended December 31, 2023 representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
Corporate and Other Segment
Our Chief Executive Officer and Chief Financial Officer and other holding company employees are part of the Corporate and Other segment. This is where we set and direct strategy for the group as a whole as well as high level objectives for each of the operating segments. We make all capital management, capital allocation, treasury functions, information technology and group wide risk management decisions in this segment. Our decisions at this level also include reinsurance purchasing.
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders, irrespective of any reinsurance coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer. There is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations ceded by us under reinsurance treaties. The ability to collect on reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2023, we have no material, ongoing disputes with any reinsurer, and we are not aware of any credit quality issues with any of our reinsurers.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks ($64.6 million of direct written premiums in 2023). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $775,000. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business.
In our Excess and Surplus Lines segment, we purchased a proportional quota share reinsurance treaty specifically designed to cover property risks. The proportional quota share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less. Additionally, we purchased catastrophe reinsurance of $20.0 million in excess of a $5.0 million retention for the group that is intended to cover the 1 in 1,000 year modeled aggregate PML on the segment’s excess property book. We buy such high limits because we believe the property catastrophe models are less accurate when applied to small books of business like ours than when applied to larger portfolios. Where the Specialty Admitted Insurance segment incurs incidental property risks in its fronting and program book of business, protection is also provided under the corporate $20.0 million in excess of $5.0 million catastrophe treaty. This is also intended to cover the 1 in 1,000 year modeled aggregate PML on any property exposures the Specialty Admitted Insurance segment assumes. We believe our pre-tax group-

wide PML from a 1 in 1,000 year catastrophic event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable and net retentions.
Purchased Casualty Reinsurance
In our Excess and Surplus Lines segment, we purchase a casualty multiline reinsurance solution for all divisions that provides coverage through a proportional quota share treaty and companion excess of loss treaty. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. Our maximum net liability is $1.4 million of all policy limits up to $2.0 million per occurrence, and up to $3.2 million of all policy limits greater than $2.0 million per occurrence.
In our Specialty Admitted Insurance segment, there are two distinct reinsurance strategies. For individual risk workers' compensation, we purchased $29.5 million excess of $500,000 per occurrence. For our fronting and program business, we generally purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $750,000 per occurrence.
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
For 2023, our top ten reinsurers represented 65.2% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2023:

Reinsurer	Reinsurance Recoverable as of December 31, 2023	A.M. Best Rating December 31, 2023
	(in thousands)
Swiss Reinsurance America Corporation	$366,107	A+
Berkley Insurance Company	162,120	A+
Aleka Insurance Company (Commercial Auto LPT)	78,065	Unrated(1)
Hannover Ruck SE	57,280	A+
Endurance Assurance Corporation	51,850	A+
American European Insurance Company	41,429	B(2)
Munich Reinsurance America	37,024	A+
Safety National Casualty	32,919	A++
Aspen Insurance	29,397	A
Motors Insurance	29,395	A
Top 10 Total	885,586
Other	472,888
Total	$1,358,474

(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $64.4 million and $46.7 million, respectively, on the net reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $456.2 million at December 31, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2023, the balance in the Indemnity Trust was $138.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $183.6 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in our statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2023, the balance in the LPT Trust was $63.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $83.8 million. At December 31, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $84.5 million (including $78.1 million of unpaid recoverables and $6.4 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2023, the balance in the Loss Fund Trust was $72.4 million, including $45.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $20.0 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Reserve Policy
We seek to establish reserves that will adequately meet our obligations. All of our reserving actuaries are credentialed and our Chief Actuary has 39 years of industry experience. We engage independent actuarial consultants to perform independent valuations to corroborate our decisions regarding reserves. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value. All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for credit losses are established.
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
We continually monitor reserves using the most recent information on reported claims and a variety of statistical techniques, and we adjust our estimates as experience develops or new information becomes known.
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
•    Changes in operations and claims practices;
•    Emerging economic and social trends;
•    Inflation;
•    Changes in the regulatory and litigation environments
•    Discussions with third-party actuarial consultants; and
•    Reinsurance structures.
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
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers and segment actuaries of each of our insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet. The Company also engages an independent internationally recognized actuarial consulting firm to review the Company’s reserve estimates in the third and fourth quarters of each year. This independent actuarial consulting firm prepares its own estimate of the reserve for losses and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to corroborate the adequacy of our reserves.

The following table reflects our favorable (adverse) reserve development by segment for our continuing operations during the calendar years 2023 to 2014 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Total
Calendar Year
2023	$(32,608)	(1)	$972	$(31,636)
2022	210		4,150	4,360
2021	(190,710)	(2)	2,500	(188,210)
2020	(59,437)	(3)	5,011	(54,426)
2019	(51,173)	(4)	5,252	(45,921)
2018	(15,012)	(5)	5,560	(9,452)
2017	(20,023)	(6)	2,721	(17,302)
2016	24,079		3,822	27,901
2015	25,424		3,531	28,955
2014	27,283		5,854	33,137
Cumulative Development	$(291,967)		$39,373	$(252,594)

(1)    Includes adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021.
(2)    Includes $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior contract years with Rasier, partially offset by $9.4 million of favorable development from other divisions.
(3)    Includes $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior contract years with Rasier, partially offset by $32.0 million of favorable development from other divisions.
(4)    Includes $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 contract years with Rasier, partially offset by $6.2 million of favorable development from other divisions.
(5)    Includes $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $5.7 million of favorable development from other divisions.
(6)    Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.
Among the indicators of reserve strength that we monitor closely is the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2023. The percentage that IBNR represents of total gross reserves at December 31, 2023 is 66.9%.

	Gross Reserves at December 31, 2023
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$1,300,968	$1,769,788	73.5%
Specialty Admitted Insurance	441,989	836,319	52.8%
Total	$1,742,957	$2,606,107	66.9%
The table below sets forth our IBNR, total net reserves (prior to the $660,000 allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2023. The percentage that IBNR represents of total net reserves at December 31, 2023 is 72.0%.

	Net Reserves at December 31, 2023
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$828,095	$1,113,371	74.4%
Specialty Admitted Insurance	70,251	133,602	52.6%
Total	$898,346	$1,246,973	72.0%
A significant portion of reported claims from prior policy years were closed at December 31, 2023 as shown below:

Percentage of Claims Closed at December 31, 2023
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2018	93.8%	100.0%	99.7%	97.4%
2019	90.1%	100.0%	99.1%	96.2%
2020	83.1%	95.5%	98.0%	94.0%
2021	80.0%	94.0%	94.7%	91.9%
2022	72.6%	83.5%	75.4%	78.9%
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
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2023, the average duration of our total invested assets and cash, excluding restricted cash, was 3.6 years.
A summary of our cash and invested assets, excluding restricted cash equivalents, at December 31, 2023 is as follows:

	December 31, 2023
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Fixed maturity and preferred stock	$1,470,125	$1,393,786	$1,393,786	3.8%	70.4%
Bank loan participations	160,460	156,169	156,169	10.6%	7.9%
Common stock	49,118	50,635	50,635	NA	2.6%
Short-term investments	72,137	72,137	72,137	5.4%	3.6%
Other invested assets	33,134	33,134	33,134	NA	1.7%
Total invested assets			1,705,861		86.2%
Cash and cash equivalents			274,298		13.8%
Total invested assets and cash			$1,980,159		100.0%

Fixed maturity and preferred stock investments primarily consist of investment grade fixed income and preferred stock securities, which make up 70.4% of total invested assets and cash. Common stock investments primarily consist of dividend yield focused equity holdings and are 2.6% of total invested assets and cash. Our objective with fixed maturity, preferred stock and common stock investments is to earn attractive risk-adjusted returns with a low risk of loss of principal, while earning attractive income.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2023 and floating interest rates based on spreads over SOFR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at fair market value. As of December 31, 2023, bank loans totaled 7.9% of total invested assets and cash.
Other Invested Assets
We make selective investments in private debt or equity securities in areas where we see opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2023, we held 10 private investments with a total carrying value of $33.1 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, asset management firms and other investments. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Our other invested asset strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio. As of December 31, 2023, other invested assets totaled 1.7% of total invested assets and cash.
Our total invested assets and cash totaled $1,980.2 million as of December 31, 2023. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2023 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration for our total invested assets and cash, excluding restricted cash, of 3.6 years at December 31, 2023. Based on the current duration of 3.6 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio, excluding other invested assets and cash, of approximately $60.2 million.
Insurance Cycle Management and Growth
The insurance business is cyclical in nature, with “hard” and “soft” cycles. Hard markets occur when insurance underwriters limit their exposure in a line of business or across their entire portfolio. When underwriters exercise restraint, insurance buyers are forced to pay more to induce underwriters to cover their risks. A hard market can also be created by economic expansions when capital committed to backing insurance policies does not grow as fast as the demand for insurance. There is generally a correlation between interest rates and the willingness of insurance companies to commit their capital to writing insurance. When fixed income yields are low, insurance companies may need to raise insurance prices to improve underwriting results in order to offset loss of investment income.
We are currently in a growth phase for our U.S. primary operations. In both our Excess and Surplus Lines and Specialty Admitted Insurance segments, we are experiencing growth in premiums driven by favorable rates as well as increases in policy count and exposures. The table below shows the changes in gross written premiums we have experienced in our operating segments from 2021 through 2023.

	2023		2022		2021
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$1,007,351	9.4%	$921,164	10.5%	$833,657	19.2%
Specialty Admitted Insurance	501,309	2.3%	490,208	(0.3)%	491,561	20.3%
Total	$1,508,660	6.9%	$1,411,372	6.5%	$1,325,218	19.6%
In years prior to those presented, the business written at our U.S. primary operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2023, there will likely be periods in the future where our growth moderates, stagnates or turns negative. The market for most lines of commercial insurance, other than workers' compensation, are currently in a hardening phase.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's cumulative combined ratio for 2014 through 2023 is 94.4%. Excluding Rasier, the cumulative combined ratio of the Excess and Surplus Lines segment for 2019 through 2023 was 86.1%.
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
A material portion of the profitability we seek to achieve from our fronting business will come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. We have $455.8 million of gross written premiums for fronting and program business for 2023 ($69.7 million on a net basis), and we expect our fee income will continue to grow in future periods and provide us with a steady revenue stream that will be relatively insulated from conditions in the admitted insurance market.
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
Specialty Admitted Insurance
Due to the diverse nature of the products offered by the Specialty Admitted Insurance segment, competition comes from various sources. National carriers tend to compete for fronting and program accounts along all product lines. Competition for our fronting business includes but is not limited to State National (part of Markel), Argo Group, Clear Blue, Spinnaker, Trisura, Red Point, Equity Insurance Company, Worth Insurance, and Amtrust.
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
In addition, each year the insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof, together with such schedules as prescribed by the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules 2008 for Class 3B insurers, as amended from time to time.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Return
A Class 3B insurer, not otherwise subject to group supervision, is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year. The quarterly financial returns consist of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), (ii) details of intra-group transactions that the Class 3B insurer is a party to and the Class 3B insurer's risk concentrations, including details of material intra-group transactions that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns, and details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the Class 3B insurer’s statutory capital and surplus, (iii) enhanced capital requirement ratio for the financial quarter, (iv) total quoted bonds and unquoted bonds allocated by BSCR rating for the financial quarter and (v) details of any qualifying catastrophic event that occurred during the financial quarter.
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
Code of Conduct
The Insurance Code of Conduct (the “Insurance Code”) prescribes the duties, standards, procedures and sound business principles with which all insurers registered under the Insurance Act must comply. The BMA will assess an insurer’s compliance with the Insurance Code in a proportional manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model. At the end of 2021, the BMA released a consultation paper on the revisions to the Insurance Code and following a review of the public consultation feedback, the revisions to the Insurance Code were finalized and became effective on August 31, 2022 (with a six-month transition period for conduct-related additions and a 12-month transition period to comply with the new provisions/amendments of all other sections of the document). The most significant changes to the Insurance Code relate to corporate governance, including introducing a requirement that an insurer's board include an appropriate number of non-executive directors and independent directors without executive responsibility. The BMA clarified that the revisions would not create a requirement for independent non-executive directors for all boards, but that subsidiary boards of a Bermuda group would determine the appropriate number of non-executive directors required for the entity based on the nature, scale and complexity of the insurer's operations. The Insurance Code was also amended to require board members to review and assess the fitness and propriety of board members, committees, and chief and senior executives at least every three (3) years and/or upon a material change to the business activities or risk profile. Other changes include a requirement for insurers to demonstrate the economic impact of risk mitigation techniques originating from reinsurance contracts and the addition of "Sustainability Risk" as a material risk that should be considered in risk management strategies.
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
Bermuda Corporate Law Considerations
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
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper and advertised for eight consecutive days on the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Where such persons apply, employers must complete a Recruitment Disclosure Form, within the Standard Work Permit Application Form, and provide a summary of all applicants that are Bermudian, the spouse of the Bermudian or the holder of a permanent resident's certificate, including their qualifications and the reason they were unsuccessful. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are other documents that are required prior to the Department of Immigration making its decision.
If the position for which the standard work permit is being applied is that of a Chief Executive Officer or other chief officer post, the Minister of Economy and Labour allows an automatic waiver from the requirement to advertise the position and on occasion, after consideration, may waive the requirement to advertise for other senior executive positions upon request.
If an employer wishes to change an employee’s job title, provided that the job description, duties, remuneration and benefits remain unchanged, the employer does not need to advertise or obtain the permission of the Minister of Economy and Labour to do this, but it must inform the Department of Immigration by letter, including the new Statement of Employment, and pay the necessary fee before or after the change has occurred.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, James River Casualty and Falls Lake National Insurance Company (“Falls Lake National”), the limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. In North Carolina, the domiciliary state of Stonewood Insurance, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval.

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
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and filing requirements on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina, and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina, and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also generally require that before a person can acquire direct or indirect control of an insurer domiciled in the state, and in some cases prior to divesting its control, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. These laws discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our shareholders might consider desirable. Pursuant to applicable laws and regulations, “control” over an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the Company’s common shares.

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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2023, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $615.4 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, Alaska, California, Connecticut, Delaware, Hawaii, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, New York, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Vermont, Virginia and Wisconsin. We continue to monitor whether the other states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Geographic Information
For each of the years ended December 31, 2023, 2022 and 2021, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2023, we had 649 employees located in the United States and Bermuda, all but two classified as full-time. Of that population, 52% were female, 43% were male, and 5% did not specify their gender. Among the 97% of our employees who chose to disclose their race and ethnicity, approximately 12% identified as Black or African American, 4% as Hispanic or Latino, 6% as Asian, 1% as two or more races, less than 1% as Native Hawaiian or other Pacific Islander, and less than 1% as American Indian or Alaska Native.
Over the last year, our Diversity, Equity and Inclusion (DEI) committee continued to make progress in bringing additional awareness and focus to DEI topics throughout the company and in the locations where we operate. The committee is both diverse and made up of employees from all segments, levels and office locations. The primary objectives of the committee are to increase awareness of diversity and inclusion, provide education opportunities to all employees, improve understanding of how diversity and inclusion affect our corporate objectives, and identify and address potential roadblocks to diversity and equity in hiring, promotion, physical environment and professional development.
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
We continue to encourage a hybrid work model, one that offers our employees a flexible work environment that fosters in-person connection and collaboration and best supports our success as a company. We believe in-office work strengthens our professional relationships and boosts employee training and development opportunities. We also understand that remote work offers benefits related to individual focus and time management. Hybrid work allows our company to thrive, balancing employee autonomy and satisfaction while preserving essential team communication and connection.
We understand the critical role acknowledging employee contributions plays in improving morale and promoting a sense of purpose and appreciation. In 2023, we introduced a new Employee Recognition Program offering multiple channels for employees and managers to highlight each other’s accomplishments, mark service anniversaries, and celebrate life events. Employees can earn and award points under the program that they can use to purchase gift cards and merchandise or donate to charitable organizations.
We value the opinions and diverse perspectives of our employees and use the feedback we receive throughout the year to help develop many of our company programs, policies, and benefits. We conduct an annual engagement survey to assess how motivated and engaged our employees are to perform their best each day. We also host voluntary focus groups to gain more perspective on our annual engagement survey findings and influence our strategy for the upcoming year. New hire feedback is collected following an employee’s first 30 days of employment, which allows us to reflect upon and improve aspects of our recruitment and onboarding processes. In addition to the formal surveys and feedback meetings, we collect valuable input through our Employee Suggestion Program where employees may express their feedback regarding any aspect of their employment with our company.

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
•If California, North Carolina, Ohio or any other state in which our insurance companies are admitted significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
•Our use of third-party claims administrators in certain lines of business may achieve less desirable results which could cause us to incur higher losses and loss adjustment expenses.
Risks Related to Taxation
•Changes in U.S. tax laws (including associated regulations) and the interpretation of certain provisions applicable to insurance/reinsurance businesses with U.S. and non-U.S. operations, which may be retroactive, could have a significant impact on the Company and persons who own our shares.
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
•There is no guarantee that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
•The sale of JRG Re is subject to closing conditions and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all, the sale of JRG may be terminated in certain circumstances, including the failure of the buyer to obtain required financing, and a portion of the consideration for the sale of JRG Re is a pre-closing dividend that is subject to the availability of unencumbered assets of JRG Re on the closing date.
•The identification of material weaknesses or the failure to otherwise maintain effective internal controls may result in material misstatements in our financial reporting and/or cause us to fail to meet our periodic reporting obligations.
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
In the insurance and reinsurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance and reinsurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in our subsidiary JRG Re, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $35.5 million for the calendar year ended December 31, 2023; $13.4 million for the calendar year ended December 31, 2022; and $137.6 million for the calendar year ended December 31, 2021 primarily in underwriting years 2014 through 2018. In addition, for the commercial auto business in our Excess and Surplus Lines segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $8.7 million for the calendar year ended December 31, 2023 principally relating to 2021 and prior accident years; $8.9 million for the calendar year ended December 31, 2022 principally relating to the 2020 and prior accident years; and $200.1 million for the calendar year ended December 31, 2021 principally relating to the 2019 and prior accident years for Rasier and its affiliates. Our Core E&S business (excluding commercial auto) in the Excess and Surplus Lines segment experienced adverse development on the reserves for losses and loss adjustment expenses of $23.9 million for the calendar year ended December 31, 2023 principally relating to the 2020 and prior accident years. We cannot assure you that we will not have further adverse development in our business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 94% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2023.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of insurers and reinsurers. A.M. Best has assigned a financial strength rating of “A-” (Excellent), which is the fourth highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National and Stonewood Insurance. On December 20, 2023, A.M. Best announced that it revised the outlook on our financial strength rating from stable to negative on such entities. Also, on December 20, 2023, A.M. Best announced that it downgraded the financial strength rating of JRG Re from “A-” (Excellent) with a stable outlook to "B++" (good) with a negative outlook. A.M. Best announced that the ratings actions follow our announcements in November 2023 that we identified a material weakness in our internal control over financial reporting, that we entered into an agreement to sell JRG Re, and that we are exploring strategic alternatives for the Company. A.M. Best indicated that the negative outlook reflects the uncertainty that the actions will have on our organization, and reflects the execution risk associated with some of these initiatives. A.M. Best further announced that the ratings actions on JRG Re was based upon A.M. Best's view that JRG Re is less integral to our strategic, operational and financial objectives, as a result of our determination to suspend underwriting in our former casualty reinsurance segment, and our agreement to sell JRG Re at 75% of the book value, valued at September 30, 2023.
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
•    if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating; or
•    if A.M. Best reduces its assessment of our enterprise risk management.
These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly-rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us, increase collateral required for our assumed reinsurance business, trigger termination of assumed and/or ceded reinsurance contracts, trigger termination rights in certain of our agreements with MGAs in our Specialty Admitted segment, or, as occurred upon the downgrade by A.M. Best of JRG Re described above, result in a default under our credit facilities. See the Risk Factor “Our credit agreements contain a number of financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facilities.”

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance contracts. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”
If we are unable to retain key management and employees or recruit other qualified personnel, we may be materially adversely affected.
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees and on our ability to recruit additional qualified employees to support our growth. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation and/or permanent remote work arrangements to our key management or employees to incentivize them to leave our Company, or alternatively, to make it more difficult for us to recruit and hire new employees. Further, the transition to remote work by employees has allowed competitors that are located in different states or parts of the country to solicit our employees without requiring their relocation. Although we have employment agreements with most members of our senior management team, which include certain post-employment restrictions on engaging in businesses competitive with the Company, we do not have employment agreements with our senior underwriters or claims personnel. The November 2023 announcement that we are evaluating strategic alternatives caused uncertainty among our employees regarding our future operations or employment needs, which may limit our ability to retain or hire qualified personnel, and may contribute to the unplanned loss of highly skilled employees through attrition. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in Florida, California, Texas and New York, and (ii) the fronting and program business of the Specialty Admitted Insurance segment in California, Texas, North Carolina, Florida, and New York. Any economic downturn or reduced business activities in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
Higher than expected inflation could adversely affect the adequacy of our reserves by increasing average loss costs over time, negatively impact the values of our investments and our investment returns, and may increase our compensation expenses.
We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and such relationships may not continue, or if they do continue, the relationship may not be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2023:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $716.3 million in gross written premiums, or 71.1% of that segment’s gross written premiums for the year; and
•    the Specialty Admitted Insurance segment conducted business with two agencies that produced $259.6 million in gross written premiums, representing 51.8% of that segment’s gross written premiums for the year.

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
Our largest customer, an agent for the Specialty Admitted Insurance segment, accounted for approximately $163.1 million (10.8%) of our consolidated gross written premium from continuing operations in 2023. No other insured generated 10.0% or more of consolidated gross written premiums from continuing operations for 2023.
Our two largest customers in 2022, both agents for the Specialty Admitted Insurance segment, accounted for approximately $120.9 million (8.6%) and $110.9 million (7.9%) of our consolidated gross written premium from continuing operations in 2022. No insured generated 10.0% or more of consolidated gross written premiums from continuing operations for 2022.
Our largest customer in 2021, an agent for the Specialty Admitted Insurance segment, accounted for approximately $124.1 million of our gross written premium, representing 9.4% of our consolidated gross written premium from continuing operations in 2021. No insured generated 10.0% or more of consolidated gross written premiums from continuing operations for 2021.
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
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our objective to grow our fee-based fronting business. As a result, our ability to manage volatility and avoid significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity has become more restricted making reinsurance placements more challenging during 2021, 2022 and 2023 than in prior years.
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
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2023, reinsurance recoverables on unpaid losses from our three largest reinsurers was $606.3 million in the aggregate and represented 44.6% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2023 was $100.2 million in the aggregate, or 34.2% of the total balance of prepaid reinsurance premiums. In addition to reinsurance purchased to manage our ongoing business, we have two retroactive reinsurance arrangements on a legacy books of business: the first, a loss portfolio transfer reinsurance transaction on our legacy commercial auto lines business in our Excess & Surplus Lines segment (the “Commercial Auto LPT”), and the second, a loss portfolio transfer retrocession agreement entered into by JRG Re on February 23, 2022 (the "Casualty Re LPT"). At December 31, 2023, reinsurance recoverables on the Commercial Auto LPT were $84.5 million (including $78.1 million of unpaid recoverables and $6.4 million of paid recoverables), and reinsurance recoverables on the Casualty Re LPT were $221.7 million.
At December 31, 2023, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-” (Excellent) or better, are collateralized by the reinsurer for our benefit through letters of credit or funds held in trust accounts, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance. See also “Item 1. Business — Business Segments — Specialty Admitted Insurance Segment — Fronting & Program Business.” Reinsurers or fronting partners may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer or fronting partner to pay us does not lessen our contractual obligations to insureds. If a reinsurer or fronting partner fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
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
A large-scale pandemic, the continued threat or occurrence of terrorism, within the United States and abroad, or military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of our assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, profitability, competitiveness, marketability of product offerings, liquidity and operating results. For example, the COVID-19 pandemic presented, and other future pandemics could present, inflation, supply chain disruptions, labor shortages, backlogs in the court system, responsive regulatory actions and mandates, financial market disruptions, and economic downturn, among other things.
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
In addition, the passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend or eliminate the statutes of limitations or otherwise to repeal or weaken tort reforms could have a material and adverse effect on our results of operations and/or financial position.
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
Our primary market risk exposures are to changes in interest rates and equity prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Prior to 2022, interest rates had been at or near historic lows, limiting yields on fixed income investments and negatively impacting investment income. Increases in interest rates during 2022 and for much of 2023, while generating higher investment yields, led to declines in the fair values of our fixed income securities, influenced by the duration of our fixed income investments and the extent of interest rate increases. For example, for the year ended December 31, 2022, we experienced unrealized losses on fixed maturity investments of $193.0 million, which were recognized in other comprehensive loss. During 2023, the fair values of our fixed maturity securities recovered some of the unrealized losses with signs of inflation easing and optimism about future Federal Reserve interest rate cuts. The $99.3 million reduction in accumulated other comprehensive loss in the year ended December 31, 2023 reflects the increase in fair values of our fixed maturity securities as well as $53.2 million of losses recognized on JRG Re's fixed maturities. The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale is expected to close in the first quarter of 2024 and the Company no longer has the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
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
We hold investments in bank loans (7.9% of the carrying value of our cash and invested assets (excluding restricted cash equivalents) as of December 31, 2023. Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2023, the fair value of our investments in bank loans was $156.2 million.
As of December 31, 2023, we held equity investments of $8.4 million in non-public limited liability companies that have invested in renewable energy investments. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $24.8 million at December 31, 2023. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. To date, the following states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws: Alabama, California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maine, Michigan, Minnesota, Mississippi, New Hampshire, New York, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and Wisconsin. It is not yet known whether, and to what extent, other state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, several states have enacted privacy laws requiring specific disclosures regarding privacy practices and granting certain rights to consumers with respect to the use by companies of their personally identifiable information. There has also been proposed privacy legislation at the federal level. These new privacy laws may impose compliance costs, and ambiguities surrounding their applicability and interpretation may increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
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
Our admitted insurance and reinsurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty Company), Ohio (the domiciliary state for James River Insurance, James

River Casualty, and Falls Lake National), North Carolina (the domiciliary state for Stonewood Insurance), Bermuda (the domicile of JRG Re), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and, in the case of JRG Re, the BMA in Bermuda, and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments and the BMA also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of our insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California, North Carolina and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted the NAIC Amendments, including the enterprise risk report requirement.
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California, North Carolina and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted the ORSA Model Act and require an ORSA filing.

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
The insurance business is historically cyclical, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could materially adversely affect our business.
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse trends in litigation, regulatory constraints, general economic conditions and other factors. We have experienced these types of fluctuations since the Company’s inception. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, general economic conditions and underwriting results of primary insurers. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially adversely affected. Any of these factors could lead to a material adverse effect on our business, financial condition and results of operations.

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
Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute shareholders’ ownership interest in the Company and would likely cause the value of our shares to decline. For example, in May 2021, we raised $192.1 million in equity capital (the “May Equity Offering”) to protect our balance sheet after experiencing $170.0 million of adverse development on our commercial auto business in the first quarter of 2021 almost entirely related to a previously canceled account that has been in run-off since 2019. In the May Equity Offering, we announced the offering of 6,497,500 shares at $31.00 per share the day after our shares had a closing market price equal to $46.50. Additionally, on March 1, 2022 we issued 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the "Series A Preferred Shares"), for an aggregate purchase price of $150 million, primarily to protect our balance sheet after experiencing $115.0 million of adverse reserve development in our former casualty reinsurance segment in the fourth quarter of 2021. The Series A Preferred Shares, among other things, have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares, pay dividends to the security holders at the initial rate of 7% of their liquidation preference of $1,000 per share per annum, include restrictions that may limit our ability to pay dividends to common shareholders and may not be redeemed at our election. See also "The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition" and "The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series A Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future."
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
As of December 31, 2023, we had an outstanding unsecured balance of approximately $207.3 million in the aggregate under our two bank credit agreements. The agreements contain certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreements contain other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. At December 31, 2023, we were in default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from "A-" (Excellent) to "B++" (good), which default has been waived by our lenders until March 1, 2025. See the Risk Factor "A decline in the financial strength rating may result in a reduction of new or renewal business" above. This breach or any other breach of any of the covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lenders, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance we seek to underwrite. See also “Item 1. Business — Competition.”
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

There is no assurance that we will be able to continue to compete successfully in the insurance market. Increased competition in the market could result in a change in the supply and/or demand for insurance, affect our ability to price our products at risk-adequate rates, affect our ability to retain business with existing customers, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be materially adversely affected.
If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.
We are committed to developing and maintaining information technology systems and data analytics that will allow our insurance subsidiaries to compete effectively. There can be no assurance that the development of current technology or data analytics for future use will not result in our being competitively disadvantaged, especially with those carriers that have greater resources. If we are unable to keep pace with the advancements being made in technology and data analytics, our ability to compete with other insurance companies who have advanced technological or data analytics capabilities will be negatively affected. Further, if we are unable to effectively execute and update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and our cost structure could be adversely affected.
If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance industry has historically been a cyclical business with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal (including in connection with the early termination of insurance policies), our premiums written in future years and our future operations could be materially adversely affected.
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
If California, North Carolina Ohio or any other state in which our insurance companies are admitted significantly increases the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
Our insurance companies are subject to assessments in California (the domiciliary state for Falls Lake Fire and Casualty Company), North Carolina (the domiciliary state for Stonewood Insurance), Ohio (the domiciliary state for James River Insurance, James River Casualty and Falls Lake National) and other states in which our insurance companies may be admitted, for various purposes, including the provision of funds necessary to fund the operations of the various insurance departments and the state funds that pay covered claims under certain policies written by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the insurer’s state within a particular line of business. As our insurance subsidiaries grow, our share of any assessments may increase. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our financial condition or results of operations.
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
Risks Related to Taxation
Changes in tax law may have a significant impact on the Company.
Tax Act. The Tax Act, enacted on December 22, 2017, introduced significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act contained many provisions that impact us and our shareholders, including provisions that impose a base erosion and anti-abuse tax (“BEAT”) on income of a U.S. corporation determined without regard to certain otherwise deductible payments made to certain foreign affiliates (including premium or other consideration paid or accrued to a related foreign reinsurance company for reinsurance), broaden the definition of United States shareholder for purposes of the controlled foreign corporation (“CFC”) rules, and make it more difficult for a foreign insurance company to avoid being treated as a passive foreign investment company (“PFIC”).
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
BEAT. The Tax Act’s BEAT provision imposes a minimum tax on “applicable taxpayers,” which are generally corporations that are part of a group with at least $500 million of applicable annual gross receipts and that make certain payments to related foreign persons, including payments that are deductible for U.S. tax purposes, payments to purchase depreciable or amortizable property, and reinsurance payments. BEAT subjects the “modified taxable income” of an applicable taxpayer to tax at a rate of 10% in 2020-2025, and 12.5% in 2026 and thereafter. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain “base erosion payments” to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. BEAT applies to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits).
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
IRA. The Inflation Reduction Act of 2022 (the “IRA”) contains a number of tax-related provisions, including a 15% corporate alternative minimum tax imposed on certain corporations that meet an income-based test, as well as a 1% nondeductible excise tax on certain stock repurchases. It is unclear how these provisions of the IRA will be applied and what impact the IRA will have on our tax liability. We will continue to evaluate the IRA’s impact as further information becomes available.
BEPS. In recent years, the Organization for Economic Co-operation and Development (“OECD”), with the support of the G20, has developed proposals to address perceived base erosion and profit shifting (“BEPS”). BEPS generally refers to tax planning strategies that exploit gaps and mismatches in tax rules to artificially shift profits to locations with low or no tax and little or no economic activity, for the purpose of reducing a multinational group’s aggregate tax liability. In 2021, the OECD/G20 Inclusive Framework on BEPS published a statement updating and finalizing the key components of a “two pillar” plan for global tax reform, as agreed among a number of countries across the globe. Pillar I addresses tax nexus and the allocation of profits for tax purposes. Under Pillar II, a global minimum tax at the rate of 15% would be imposed on certain companies whose revenues exceed a threshold. In December 2022, the member states of the European Union unanimously voted to adopt the OECD’s minimum tax rules and phase them into national law, and in February 2023 the OECD released technical guidance on the global minimum tax which was agreed by consensus of the BEPS 2.0 (Pillars I and II) signatory jurisdictions. Under the European Union’s minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted legislation to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes, including the adoption of the global minimum tax rules, could subject us to additional taxes and costs for tax compliance.

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
Related Person Insurance Income. Under proposed regulations, if (i) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (ii) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owns any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold has been, or will be, met. However, we cannot assure you that this will continue to be the case. Additionally, certain proposed regulations would expand the scope of related person insurance income to potentially include all of the insurance income any of our non-U.S. operating companies earn from reinsuring affiliates if such companies are majority owned (directly, indirectly or by application of certain constructive ownership rules) by U.S. persons. It is not certain whether any of these proposed regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the related person insurance income rules by the IRS, the courts, or otherwise, might have retroactive effect. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
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
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of any subpart F insurance income we may have is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a U.S. 10% Shareholder or we earn related person insurance income and we satisfy the RPII Test. We cannot assure you that U.S. persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income due to their ownership of our shares.
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
The United States has entered into intergovernmental agreements between the United States and Bermuda and between the United States and the United Kingdom (the “IGAs”), which potentially modify the FATCA withholding regime described above with respect to us and our common shares. There can be no certainty as to whether the Company or JRG Re will be treated as a FFI under FATCA. We strongly urge you to consult your own tax advisor regarding the potential impact of FATCA, the IGAs and any non-U.S. legislation implementing FATCA.
Changes in U.S. tax laws may be retroactive and could subject us and/or U.S. persons who own our shares to U.S. income taxation.
Legislative proposals or administrative or judicial developments could result in an increase in the amount of U.S. tax payable by us or by an owner of our shares or reduce the attractiveness of our products. Any such developments could materially adversely affect our results of operations.

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
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. In the past, we have had in place intercompany loans from our U.S. subsidiaries to our parent company and intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions were appropriate and reflected arm’s-length arrangements and are consistent with all applicable rules and regulations. However, if the U.S. Department of the Treasury or the IRS reviews our intercompany agreements and successfully asserts, under Section 482 or 845 of the Code, that the terms do not reflect arm’s-length transactions, we may owe additional tax.
Reduced tax rates for qualified dividend income may not be available in the future.
We believe that the dividends paid on our common shares should qualify as “qualified dividend income” as long as the common shares are listed on a national securities exchange and we are not a PFIC. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. While neither the Tax Act nor the IRA modified these rules, there has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.
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
We may become subject to taxes in Bermuda, which may have a material adverse effect on our results of operations and your investment.
The Organization for Economic Co-operation and Development is coordinating a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we could be subject to additional taxes and costs for tax compliance.
In response to this initiative, Bermuda has recently introduced the Corporate Income Tax Act 2023 ("CIT Act") which will be fully effective for tax years beginning on or after January 1, 2025. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15 per cent of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. Provided that the Company is not part of a multi-national group, it is not currently expected to be subject to tax under the CIT Act and, under current Bermuda law, there is no other income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by the Company.
The Company has obtained from the Minister of Finance under The Exempted Undertaking Tax Protection Act of 1966, as amended, ("EUTP Act") as assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to the Company or to any of its operations or its shares, debentures or other obligations, until March 31, 2035. The Company could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to the Company. In the event the Company is subject to tax under the CIT Act, this would supersede the assurance received from the Minister of Finance under the EUTP Act.
Risks Related to Ownership of Our Common Shares
The trading price of our common shares has been, and may continue to be, volatile, and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid. The market price for our common shares has, and may continue to, fluctuate significantly for various reasons, including, without limitation:
•    our operating and financial performance and prospects;
•    our quarterly or annual earnings or earnings estimates, or those of other companies in our industry;
•    failure to meet external expectations or management guidance;
•    market reaction to adverse loss reserve development;
•    market reaction to any strategic alternative transaction that we enter into, rumors regarding the same, or our determination to terminate the review of strategic alternatives without entering into a transaction;
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
In addition, stock markets, including the NASDAQ Stock Market (the market on which our common shares are traded), have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources. The Company had such a lawsuit filed against it following our May 2021 equity offering and another regarding the restatement of our financial statements in November 2023. The filing of these lawsuits against us, or any future filings of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, as it could result in substantial legal costs and a diversion of management’s attention and resources. See “Item 3. Legal Proceedings” for more information.
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

The sale of JRG Re announced on November 8, 2023 (the “Transaction”) is subject to a number of closing conditions and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Transaction may also be terminated in certain circumstances, including termination (A) by either the Company or the Buyer if the Transaction is not completed by June 3, 2024 (subject to one two-month extension in the event closing has not occurred solely because one or more required governmental approvals have not been obtained), or (B) by the Company if (i) all closing conditions have been met, (ii) the Company is ready, willing and able to consummate the closing, and (iii) the Buyer fails to complete the closing solely as a result of the failure to obtain debt financing or alternate financing that is sufficient to finance the consummation of the Transaction.

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

•The attention of our management may be directed toward the completion of the pending Transaction and related matters, and their focus may be diverted from our day-to-day business operations; and
•Our inability to cure the financial strength rating default under our credit agreements prior to the expiration of the waiver of such default provided by our lenders (see "Our credit agreements contain financial and other covenants, the breach of any of which could result in accelerations of payment of amounts due under our credit facilities").

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
On July 9, 2021, a purported class action lawsuit was filed in the US District Court, Eastern District of Virginia on behalf of Employees’ Retirement Fund of the City of Fort Worth against the Company and certain of its present and former officers, alleging claims under Section 10(b) of the Securities Exchange Act of 1934. On December 7, 2023 we reached an agreement in principle to settle this purported securities class action lawsuit and on December 22, 2023 the parties submitted the stipulation of settlement to the Court for approval. On January 26, 2024 the Court issued its preliminary approval order of the settlement and scheduled a final settlement hearing for May 24, 2024. A final, non-appealable closure of the litigation could take several months. See “Item 3. Legal Proceedings” for more information.

On November 13, 2023, a purported class action lawsuit was filed in the US District Court, Southern District of New York, on behalf of Paul Glantz against the Company and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Mr. Glantz alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive, that the Company failed to disclose that it lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance causing the Company to overstate its net income, and that, as a result, Plaintiff suffered unspecified damages. See “Item 3. Legal Proceedings” for more information.
We believe that the outcomes of these matters and other presently pending matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.
In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations. The occurrence of any such event may have a material adverse effect on our business and common share price.
We previously identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously disclosed, in preparing our unaudited consolidated financial statements for the three and nine months ended September 30, 2023, the Company became aware that the unaudited consolidated financial statements for the six months ended June 30, 2023 contained material misstatements related to unrecorded reinstatement premium as more fully described in Note 1 to the condensed consolidated financial statements of the 10-Q/A filed with the SEC on November 14, 2023. Management of the Company concluded that because the controls to evaluate the accounting and disclosure of the reinstatement premium did not operate effectively, and resulted in the failure to detect the misstatement, the deficiencies were a material weakness in the Company's internal control over financial reporting.
Our internal controls did not detect the error related to the unrecorded reinstatement premium during the period ending June 30, 2023. This control deficiency resulted in the restatement of the Company's unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and if it was not remediated, could have resulted in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.
To address this material weakness, we took actions designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel, and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including updates to accounting policies for reinstatement premium, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP. As of the year ended December 31, 2023, we concluded that our remediation efforts have been successful and that the previously identified material weakness in internal control over financial reporting has been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
If we discover additional weaknesses in our system of internal financial and accounting controls and procedures, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
Any failure to implement and maintain effective internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, adversely impact our stock price, cause us to incur increased costs to remediate any deficiencies, and attract regulatory scrutiny or additional lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The Nasdaq Global Select Market. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The holders of the Series A Convertible Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of our then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company, and have rights to approve certain actions, which may allow such holders to exercise significant influence over matters requiring shareholder approval. Additionally, GPC Partners may exercise influence over us through their ability to designate a nominee for election to our board of directors.
The holders of the Series A Preferred Shares are entitled to vote up to 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of the outstanding voting securities of the Company with the holders of our common shares on all matters submitted for a vote of holders of common shares (voting together as one class). As a result, such holders may be able to exercise significant influence over all matters requiring shareholder approval.
Pursuant to the Investment Agreement dated February 24, 2022 (the “Investment Agreement”) by and between the Company and GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, GPC Partners has the right to designate one candidate for nomination for election to our board of directors for so long as GPC Partners and its Permitted Transferees (as defined in the Investment Agreement) continue to beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate at least 50% of the number of common shares beneficially owned by the Investors, on an as-converted basis, as of the issuance date of the Series A Preferred Shares. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by GPC Partners for nomination may differ from the interests of our security holders as a whole or of our other directors.
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
The conversion of the Series A Preferred Shares into common shares would dilute the ownership of common shareholders and could adversely affect the market price of our common shares.
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
The holders of our Series A Preferred Shares have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares. In addition, dividends on the Series A Preferred Shares accrue and are cumulative at the initial rate of 7.0% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On March 1, 2027 (the five-year anniversary of the issuance date of the Series A Preferred Shares), and each five-year anniversary thereafter, the dividend rate on the liquidation preference will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations designating the Series A Preferred Shares (the “Certificate of Designations”)) plus 5.2%.
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
Additionally, the declaration, payment and amount of dividends is further subject to the discretion of our board of directors. Our board of directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those related to our Series A Preferred Shares, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant. See also “Item 5. Market For Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases Of Equity Securities - Dividends.” We cannot assure you that we will continue to pay dividends in the future, or that the amount of any such dividend will not decline from prior dividends we have paid.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake National, James River Insurance and James River Casualty, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In North Carolina, the domiciliary state of Stonewood Insurance, respectively, this limitation is the greater of statutory net income excluding realized capital gains for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty Company, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business — Regulation — U.S. Insurance Regulation — State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
JRG Re, which is domiciled in Bermuda, is registered as a Class 3B insurer under the Insurance Act. The Insurance Act, the conditions listed in the insurance license and the applicable approvals issued by the BMA provide that JRG Re is required to maintain a minimum statutory solvency margin of approximately $31.1 million as of December 31, 2023. See “Item 1. Business — Regulation — Bermuda Insurance Regulation — Minimum Solvency Margin and Enhanced Capital Requirements” for more information. A Class 3B insurer is prohibited from declaring or paying a dividend if it fails to meet, before or after declaration or payment of such dividend, its: (i) requirements under the Companies Act, (ii) minimum solvency margin, (iii) enhanced capital requirement or (iv) minimum liquidity ratio. If a Class 3B insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. In addition, JRG Re, as a Class 3B insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA. See “Item 1. Business — Regulation — Bermuda Insurance Regulation — Restrictions on Dividends and Distributions” for more information.
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
Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our technologies, systems and networks may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our insureds’, reinsureds’ or claimants’ confidential, proprietary and other information, or otherwise disrupt our or our insureds’, reinsureds’, claimants’ or other third parties’ business operations, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure and the loss of customers. This risk may be heightened as a result of the current remote and hybrid work environment. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. While we make efforts to maintain the security and integrity of our information technology networks and related systems, and we have implemented various measures and an incident response protocol to manage the risk of, or respond to, a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, our results of operations could be materially adversely affected if one of our business partners, such as brokers, general agents, third party claims administrators or vendors, experiences disruptions to their operating systems and/or a cybersecurity breach, as such disruption or breach could reduce submission flow, policy issuance, claims settlement, and/or make us more vulnerable to a cybersecurity breach ourselves. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the outsourcing of some of our business operations. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
We intend to continue to grow our excess and surplus and specialty admitted businesses, may attempt to enter new business lines, and may also face changes from market, legal or regulatory developments. Such growth, new business lines, and changes could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand and maintain our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth and other changes effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

Item 1C.    CYBERSECURITY
The Company utilizes widely-recognized frameworks based on practices believed to be effective for managing cybersecurity risk, including the development of an organizational understanding of systems, assets, data and capabilities, and the development and implementation of safeguards and processes designed to ensure delivery of services and to detect, respond to and recover from cybersecurity events. Significant time and resources are devoted to the protection of the Company’s systems and data, including the staffing of an experienced internal cybersecurity team, the use of a variety of preventative, detective and recovery tools, and engagement with external service providers to bolster the Company’s cyber defense and response capabilities. Our Chief Information Officer (CIO) has over 30 years of information technology and cybersecurity experience and our Chief Information Security Officer (CISO) has more than 15 years of direct cybersecurity experience. In addition, the Company’s Internal Audit team includes members with information technology and cybersecurity expertise and training.
In the last three fiscal years, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. The Company maintains cyber liability insurance coverage to minimize any potential financial impacts from cybersecurity incidents that may occur.
Board Oversight
The Company’s Board of Directors provides oversight of the Company’s cybersecurity risks through its Audit Committee. Four of the eight members of the Board of Directors, and three of the four Audit Committee members, possess skills related to information technology and cybersecurity. The Audit Committee reviews the Internal Audit team’s cyber-related control audits to confirm that cyber risks are being appropriately managed and also reviews a periodic report produced by the CIO and CISO on the performance of the Company’s cybersecurity program. In addition, the CIO and CISO present a comprehensive cybersecurity update to the full Board of Directors on at least an annual basis.
Risk Identification & Mitigation
Cyber risk is incorporated into the Company’s larger enterprise risk management practices, which include efforts to identify, assess, rank, treat, monitor and review risks. Cyber risks are assessed no less than annually by the CIO and CISO. Significant findings from these internal assessments are presented to management for incorporation into the enterprise risk management framework, and appropriate measures to mitigate and monitor the identified risks are developed and implemented. Strategic and emergent cyber-related efforts are shared with the wider information technology team and other stakeholders within the business for both informational and execution purposes.
The Company assesses and monitors third-party risks and closely tracks cyber threats such as ransomware and emergent web-based vulnerabilities. A variety of controls exist to minimize the impact of these risks and ensure each is managed within organizational tolerances, which controls are monitored by management for effectiveness. In addition, James River's Information Security Office conducts cybersecurity risk reviews on new and existing third-party vendors and business partners, which are presented to management so that either appropriate risk mitigation controls can be established with respect to such third-party or the Company can avoid engaging with such third-party if they are deemed to present an unacceptable level of risk.
Independent cybersecurity testing is performed by outside parties on at least an annual basis to identify opportunities for cyber control strengthening in the face of applicable threats. The results of these evaluations are reviewed and prioritized by the CIO and CISO based on their applicability and urgency to address gaps and drive continuous improvement. These findings, along with resultant enhancement and remediation efforts, are communicated with the Company’s Board of Directors.
Training
The Information Security Office conducts company-wide cybersecurity training, including through an annually required course of online training modules and a continuous email phishing test campaign. In addition, the CISO leads an annual cybersecurity tabletop exercise with company leadership to continually improve the organization’s preparedness for cyber incidents. These exercises consider real-world events that could impact the business and seek to fine-tune response activities in an effort to minimize future cybersecurity incident impacts.
See Item 1A. Risk Factors - "We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations" for additional discussion.

Item 2.    PROPERTIES
We lease office space in Bermuda, where our principal executive office is located and JRG Re is based. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
Item 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business, as well as two alleged class action lawsuits. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in the handling of insurance claims. We believe that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the “Second Amended Complaint”). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the “Second MTD”). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant’s reply to the Plaintiffs’ opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We engaged in mediation in the fourth quarter of 2023 and on December 7, 2023, in connection with the mediation, we reached an agreement in principle to settle the action. On December 22, 2023, the parties submitted the stipulation of settlement to the Court for approval. The settlement provides for a full release of all defendants in connection with the allegations made and a settlement payment to the class of $30 million, inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs, all of which will be paid by the Company’s insurance carriers. On January 26, 2024 the Court issued an order granting preliminary approval of the settlement and scheduled a final settlement hearing for May 24, 2024.
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Mr. Glantz alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive, that the Company failed to disclose that it lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance and as a result the Company overstated its net income, and that, as a result, Mr. Glantz suffered unspecified damages. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. The court's appointment of Lead Plaintiff is pending. We believe that the claims are without merit and intend to vigorously defend this lawsuit.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 26, 2024, there were 4 holders of record of our common shares. A substantially greater number of holders of common shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We paid quarterly dividends of $0.05 per common share in 2023 and 2022, and $0.30 per common share from 2017 to the fourth quarter of 2021. On February 15, 2024, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on March 29, 2024 to shareholders of record on March 11, 2024. As described below, the amount of dividends that we may pay on our common shares is restricted by the terms of our Series A Preferred Shares.
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
For the years ended December 31, 2023 and 2022, cash dividends of $10.5 million and $8.8 million were declared, respectively, of which $2.6 million was payable at December 31 of both years. On February 15, 2024, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on April 1, 2024 to shareholders of record on March 15, 2024.
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
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index, the S&P 500 Property and Casualty Insurance index, and a selected peer group of six companies that includes Amerisafe, Inc., Argo Group International Holdings, Ltd, Kinsale Capital Group, Inc., Markel Corporation, RLI Corp. and W. R. Berkley Corporation. We have elected to replace our selected peer group with the S&P P&C Index to be more consistent with the index used by many of our industry peers in preparing the performance graph in their Annual Report on Form 10-K.
The companies in the peer group are weighted by market capitalization. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2018 through December 31, 2023. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index, the S&P 500 Property & Casualty Insurance Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	12/18	12/19	12/20	12/21	12/22	12/23
James River Group Holdings, Ltd.	100.00	115.88	142.20	86.34	63.21	28.32
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P Property & Casualty Insurance	100.00	125.87	134.63	160.58	190.89	211.53
Peer Group	100.00	123.05	127.17	151.85	176.72	188.64
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
Overview
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital.
For the year ended December 31, 2023, approximately 71.7% of our gross written premiums and 85.8% of our net written premiums from continuing operations originated from the U.S. E&S lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance, and for the year ended December 31, 2023, 95.7% of our gross written premiums from continuing operations were derived from casualty insurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our continuing operations in three segments: Excess and Surplus Lines, Specialty Admitted Insurance, and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2023, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,000. The Excess and Surplus Lines segment distributes its products primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 66.8% of our gross written premiums and 85.0% of our net written premiums for the year ended December 31, 2023.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets with a primary focus on fronting business, where we retain a minority share of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators and MGAs. The Specialty Admitted Insurance segment produced 33.2% of our gross written premiums and 15.0% of our net written premiums for the year ended December 31, 2023.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
Our discontinued operations include JRG Re, which comprises the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties and, through December 31, 2021, to our U.S.-based insurance subsidiaries. On November 8, 2023, the Company entered into a definitive agreement to sell JRG Re. The sale transaction is expected to close in the first quarter of 2024.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany pooling agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. Additionally, the Company’s U.S.-domiciled insurance subsidiaries were previously parties to intercompany quota share reinsurance agreements that in periods prior to January 1, 2018 ceded 70% of their premiums and losses to JRG Re, and from January 1, 2018 through December 31, 2021, ceded 70% of their premiums and losses to Carolina Re Ltd., a former wholly-owned subsidiary of James River Group (“Carolina Re”).

During 2022, Carolina Re commuted the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. Carolina Re concluded all operations and was dissolved in December 2023. During 2023, JRG Re commuted the outstanding obligations ceded under the intercompany quota share reinsurance agreements back to the Company's U.S.-based insurance subsidiaries with effect from January 1, 2023. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
The A.M. Best Company (“A.M. Best”) financial strength rating for our group’s regulated U.S. insurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s evaluation of our U.S. insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our U.S. operating insurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
Key Metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting for a loss portfolio transfer (see Loss Portfolio Transfer in Strategic Actions below) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income before taxes and for additional information.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting for a loss portfolio transfer to net earned premiums. Our definition of loss ratio may not be comparable to that of other companies. See “Underwriting Performance Ratios” for a reconciliation of underwriting ratios.
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums for the current year (excluding net earned premium adjustments on reinstatement premiums associated with prior years).
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting for a loss portfolio transfer, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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
Unless specified otherwise, all references to our defined metrics above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are for our business from continuing operations that is not subject to retroactive reinsurance accounting for a loss portfolio transfer. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business not subject to retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analysis. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in the Excess and Surplus Lines segment. In applying this judgment, we may establish reserves that differ from our internal actuaries’ estimate. We seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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
The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2023 was $2,606.1 million. Of this amount, 66.9% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2023
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$468,820	$1,300,968	$1,769,788	73.5%
Specialty Admitted Insurance	394,330	441,989	836,319	52.8%
Total	$863,150	$1,742,957	$2,606,107	66.9%
The Company’s net reserve for losses and loss adjustment expenses prior to the $660,000 allowance for credit losses on reinsurance recoverables at December 31, 2023 was $1,247.0 million. Of this amount, 72.0% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2023
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$285,276	$828,095	$1,113,371	74.4%
Specialty Admitted Insurance	63,351	70,251	133,602	52.6%
Total	$348,627	$898,346	$1,246,973	72.0%
Our Reserve Committee consists of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Actuary. Additionally, the presidents, chief financial officers and segment actuaries of each of our insurance segments participate in the Reserve Committee meetings for their respective segments. The Reserve Committee meets quarterly to review the actuarial recommendations made by each segment actuary and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.
We engage an independent internationally recognized actuarial consulting firm to review our reserves for losses and loss adjustment expenses in the third and fourth quarters of each year. This independent actuarial consulting firm prepares its own estimate of our reserve for losses and loss adjustment expenses, and we compare their estimate to the reserve for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to corroborate the adequacy of our reserves.
The process of estimating the reserve for losses and loss adjustment expenses requires a high degree of judgment and is subject to a number of variables. In establishing the quarterly actuarial recommendation for the reserve for losses and loss adjustment expenses, our actuaries estimate an initial expected ultimate loss ratio for each of our product lines by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by our internal actuaries in estimating the initial expected loss ratios. Our actuaries generally utilize five primary actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These primary methods are supplemented by additional actuarial methods as the Chief Actuary considers appropriate. For example, these supplemental methods can include frequency and severity methods that use claim count data to estimate ultimate losses and loss adjustment expenses. These claims frequency and severity methods may be appropriate for some lines of business and inappropriate for others. The Chief Actuary uses professional judgment to determine when additional methods should be used to supplement the five primary methods. The five primary methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The five primary actuarial methods that we use in our reserve estimation process are:
Expected Loss Method
The Expected Loss method multiplies earned premiums by an initial expected loss ratio. In our Excess and Surplus Lines segment and for our Workers’ Compensation book in the Specialty Admitted Insurance segment, the initial expected loss ratio is estimated based on adjusting book of business prior year experience to current cost and rate level. In our Programs business within the Specialty Admitted Insurance segment, the expected loss ratio is based on the actuarial pricing of the individual account. Alternatively, when company experience lacks historical depth, initial expected loss ratios can be determined using loss ratios implied by industry loss costs for the class or reported industry loss ratios.
Incurred Loss Development Method
The Incurred Loss Development method uses historical loss reporting patterns by accident year to estimate future loss reporting patterns. In this method, our actuaries review historical loss reporting patterns to develop incurred loss development factors that are applied to current reported losses to calculate ultimate losses.
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
Different reserving methods are appropriate in different situations, and our actuaries use their judgment and experience to determine the weighting of the methods detailed above to use for each accident year and each line of business. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, we rely heavily on the Expected Loss Method in estimating reserves for the current accident year. The Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions adjusted upward where warranted based on management's judgment in order to produce the best estimate. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since we expect to make an acceptable return on the new business that we write. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development, and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development is available for our oldest accident years, so more weight is given to the Incurred Loss Development method and the Paid Loss Development method than the Expected Loss Method. The Bornhuetter-Ferguson Incurred Loss Development and Paid Loss Development methods blend features of the Expected Loss Method and the Incurred and Paid Loss Development methods. The Bornhuetter-Ferguson methods are typically used for the more recent prior accident years.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods to be used for each accident year and line of business. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. For the Excess and Surplus Lines segment, the segment actuary performs a study on each of these parameters at least annually and makes recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods by accident year and line of business. Members of the Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are generally used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Specialty Admitted Insurance segment, expected loss ratios, loss development factors, and loss cost trends are reviewed and updated at least annually.
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2023. The total carried net reserve for losses and loss adjustment expenses for our continuing operations is displayed alongside 5th, 50th and 95th percentiles of likely ultimate net reserve outcomes. The estimates of these percentiles are a result of a reserve variability analysis which is part of our internal capital modeling efforts using a simulation approach.

Sensitivity	5th Pct.	50th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,133,845	$1,242,367	$1,246,973	$1,376,650
Changes in reserves	(113,128)	(4,606)	—	129,677
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $129.7 million, reduce after-tax net income by $102.4 million, reduce shareholders’ equity by $102.4 million and reduce shareholders’ tangible equity by $102.4 million, in each case at or for the year ended December 31, 2023.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $113.1 million, increase after-tax net income by $89.4 million, increase shareholders’ equity by $89.4 million, and increase tangible equity by $89.4 million, in each case at or for the year ended December 31, 2023. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2023 would equate to a $44.9 million change in the reserve for losses and loss adjustment expenses at such date, a $35.5 million change in after-tax net income, a 6.6% change in shareholders’ equity and a 7.3% change in tangible equity, in each case at or for the year ended December 31, 2023.
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
In determining the amount of prior accident year development to recognize each year, we consider actual loss emergence (reported and paid) versus expected loss emergence, as well as our internal actuaries’ indications and the prior year development indicated in the actuarial analysis prepared by our independent third-party actuary. We look at these different data points with the goal of disclosing prior accident year development that is representative of loss emergence on prior accident years during the year, while also recording the Company’s best estimate of the aggregate reserve for losses and loss adjustment expenses on the Company’s Consolidated Balance Sheet. At a high level, actual loss emergence on prior accident years in excess of actuarial expectations implies adverse development, while actual loss emergence less than expected emergence implies favorable development.
We experienced $31.6 million of net adverse development in 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Impact of Retroactive Reinsurance below). This net adverse reserve development included $32.6 million of net adverse development in the Excess and Surplus Lines segment, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021, and $972,000 of net favorable development in the Specialty Admitted Insurance segment.
We experienced $4.4 million of net favorable development in 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Impact of Retroactive Reinsurance below). This net favorable reserve development included $210,000 of net favorable development in the Excess and Surplus Lines segment and $4.2 million of net favorable development in the Specialty Admitted Insurance segment.
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. At December 31, 2023, we do not have any securities classified as “held-to-maturity” or “trading.”
The Company periodically reviews its available-for-sale fixed maturities to determine whether any unrealized losses exist that are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related continue to be recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2023, 2022, or 2021. Management does not intend to sell the securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The Company elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our Consolidated Statements of (Loss) Income and Comprehensive Loss as net realized and unrealized gains (losses) on investments. Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. For the years ended December 31, 2023 and 2022, management concluded that $946,000 and $592,000 of the unrealized losses were due to credit-related impairments, respectively. Management concluded that none of the unrealized losses were due to credit-related impairments for the year ended December 31, 2021.
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
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2023 or 2022.
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
Recent Accounting Pronouncements
No accounting standards were adopted during the year ended December 31, 2023 that had a material impact on our financial statements. There are no prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2023.
Recent Strategic Actions
James River Group Holdings, Ltd.
On November 10, 2023, the Company announced that its board of directors has initiated an exploration of strategic alternatives.
Sale of JRG Re
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (the “Buyer”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, the Buyer agreed to purchase from the Company all of the common shares of JRG Re (the “Transaction”). JRG Re comprises the remaining operations of the former Casualty Reinsurance segment, and the Transaction, which is expected to close in the first quarter of 2024, will result in the Company’s disposition of its casualty reinsurance business and related assets.
Total consideration to the Company for the sale of JRG Re includes (A) $277 million (the “Purchase Price”), which is comprised of (i) $138 million payable by the Buyer to the Company on the closing date in cash, subject to final closing adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing date, and (ii) a $139 million dividend or return of capital or surplus by JRG Re to the Company prior to the closing date, which dividend or return of capital or surplus is subject to the availability of unencumbered assets on the closing date, and (B) $2.5 million to be paid by the

Buyer to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the closing date. The Purchase Price is subject to adjustment based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing date.
We have determined that the sale of JRG Re meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held for sale and segregated for all periods presented in the Annual Report on Form 10-K.
In the fourth quarter of 2023, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement.
Actions to Reduce Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $96.5 million, $110.9 million, and $124.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction includes the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, was aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Gross written premiums for IRWC were $45.5 million, $53.0 million, and $57.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income for the year ended December 31, 2023 representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table summarizes our results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Gross written premiums	$1,508,660	$1,411,372	6.9%
Net retention	46.0%	47.1%
Net written premiums	$693,901	$665,446	4.3%
Net earned premiums	$708,005	$629,734	12.4%
Losses and loss adjustment expenses excluding retroactive reinsurance	(495,166)	(424,900)	16.5%
Other operating expenses	(188,355)	(148,809)	26.6%
Underwriting profit (1), (2)	24,484	56,025	(56.3)%
Losses and loss adjustment expenses - retroactive reinsurance	(4,991)	(15,742)	(68.3)%
Net investment income	84,046	43,188	94.6%
Net realized and unrealized investment gains (losses)	10,441	(15,720)	—
Other income (expense)	424	(244)	—
Interest expense	(24,627)	(13,872)	77.5%
Amortization of intangible assets	(363)	(363)	—
Impairment of intangible assets	(2,500)	—	—
Income from continuing operations before taxes	86,914	53,272	63.2%
Income tax expense on continuing operations	25,705	18,414	39.6%
Net income from continuing operations	61,209	34,858	75.6%
Net loss from discontinued operations	(168,893)	(3,885)	—
Net (loss) income	(107,684)	30,973	—
Dividends on Series A Preferred Shares	(10,500)	(8,750)	20.0%
Net (loss) income available to common shareholders	$(118,184)	$22,223	—
Adjusted net operating income (1)	$50,317	$51,710	(2.7)%
Ratios:
Loss ratio	69.9%	67.5%
Expense ratio	26.6%	23.6%
Combined ratio	96.5%	91.1%
Accident year loss ratio	64.0%	68.2%
Accident year loss ratio ex-cat (3)	64.0%	67.4%

(1)    Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting results include gross fee income of $24.2 million and $23.6 million for the years ended December 31, 2023 and 2022, respectively.
(3)    Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the year ended December 31, 2022.
The Company produced net income from continuing operations of $61.2 million for the year ended December 31, 2023, an increase of 75.6% over the prior year. Adjusted net operating income was $50.3 million for the year ended December 31, 2023 compared to $51.7 million for the year ended December 31, 2022.
Underwriting profits were $24.5 million and $56.0 million (combined ratios of 96.5% and 91.1%) for the years ended December 31, 2023 and 2022, respectively. Underwriting results for the current year were negatively impacted by $16.4 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss reinsurance treaty, reduced net written and net earned premiums, and underwriting profit. The reinstatement premium resulted in a 2.1 percentage point increase in our combined ratio for the current year.

Net earned premiums grew by $78.3 million or 12.4% reflecting growth in both operating segments. Net earned premiums for the Excess and Surplus Lines segment grew by $54.0 million or 9.7% driven primarily by growth in our larger underwriting divisions, in particular Excess Casualty, General Casualty, and Manufacturers and Contractors. Segment renewal rate increases continue to be strong and broad based across underwriting divisions (+10.0% over the prior year). Net earned premiums for the Specialty Admitted Insurance segment increased by $24.3 million or 32.8% due to higher retentions of individual risk workers compensation business following the termination of a quota share treaty effective January 1, 2023 and the growth in fronting with the mix of business and changes in reinsurance coverages contributing to higher retentions and higher earned premium.
Our loss ratio was 69.9% in the current year compared to 67.5% in the prior year. The impact of the reinstatement premium was a 1.5 percentage point increase in our loss ratio for the current year. Net reserve development on prior accident years was $31.6 million or 4.5 percentage points adverse for the year ended December 31, 2023 and included $32.6 million of net adverse development from the Excess and Surplus Lines segment, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021, and $972,000 of net favorable development from the Specialty Admitted Insurance segment. For the year ended December 31, 2022, net reserve development on prior accident years was $4.4 million or 0.7 percentage points favorable including $210,000 of net favorable reserve development from the Excess and Surplus Lines segment and $4.2 million of net favorable development from the Specialty Admitted Insurance segment. Current accident year losses for the year ended December 31, 2022 include $5.0 million or 0.8 percentage points of net catastrophe losses related to Hurricane Ian in our Excess Property book within the Excess and Surplus Lines segment.
Our expense ratio increased from 23.6% to 26.6% with the reinstatement premium impact on net earned premium in the current year contributing 0.6 percentage points of the increase. Other contributors include lower reinsurance cessions that resulted in lower ceding commissions in the aggregate and higher net commissions and higher general and administrative expenses due to higher compensation, bad debts, and taxes, licenses and fees.
Investment income grew by $40.9 million or 94.6% over the prior year primarily driven by higher yields on fixed maturities, bank loans, and cash equivalents. The higher yields reflect the rise in interest rates in the current year. Net realized and unrealized gains and losses on investments include the impact of market volatility in the respective periods on the fair values of equity securities and bank loan participations (see Investing Results below). Interest expense was $10.8 million higher in the current year largely driven by higher interest rates on our variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread. Our average rate of interest increased from 4.3% in the prior year to 7.5% in the current year.
As disclosed above, on September 29, 2023, the Company completed the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the current year representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale is expected to close in the first quarter of 2024 and discontinued operations includes the operating results of JRG Re for the respective periods as well as certain transaction-related expenses in the current year. The current year transaction-related expenses include $53.2 million of losses recognized on JRG Re's fixed maturity investments as the Company no longer has the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur, $1.4 million of professional services and other costs to sell, and an $80.4 million loss on the held-for sale classification of JRG Re's net assets adjusting them down to the anticipated closing price in the transaction. Excluding the transaction-related expenses, JRG Re's operating results were a loss of $33.9 million compared to a $3.9 million loss in the prior year. The operating results include net adverse development of $35.5 million on treaties not subject to the Casualty Re LPT for the year ended December 31, 2023 compared to $13.4 million of net adverse development in the prior year.
Adjusted net operating income decreased 2.7% from the prior year due to lower underwriting results and higher interest expense, partially offset by higher investment income. Tangible equity and tangible equity per share decreased by 3.1% and 4.2%, respectively, in the current year mainly due to the loss from discontinued operations, partially offset by the positive results from continuing operations and unrealized gains on fixed maturities in other comprehensive income. Our 9.6% adjusted net operating return on tangible equity for the year ended December 31, 2023 compares to a 10.0% return in the prior year.
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
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of JRG Re's reserves. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. JRG Re incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. The Funds Withheld Account balance was $137.8 million and $213.6 million at December 31, 2023 and December 31, 2022, respectively. Funds Withheld Account crediting fees of $3.6 million and $3.7 million are included in the loss from discontinued operations in our Consolidated Statements of (Loss) Income and Comprehensive Loss for the years ended December 31, 2023 and 2022, respectively.
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the year ended December 31, 2023, due to adverse paid and reported loss trends on the business subject to the loss portfolio transfers, the Company recognized adverse prior year development of $117.3 million on the reserves subject to the Commercial Auto LPT ($64.4 million) and Casualty Re LPT ($52.9 million), resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. For the year ended December 31, 2022, the Company recognized adverse prior year development of $46.7 million on the reserves subject to the Commercial Auto LPT and $6.1 million on the reserves subject to the Casualty Re LPT. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Consolidated Statements of (Loss) Income and Comprehensive Loss.
Retroactive reinsurance benefits totaling $83.5 million including $59.4 million for the Commercial Auto LPT and $24.0 million for the Casualty Re LPT were recorded in losses and loss adjustment expenses for the year ended December 31, 2023 using the recovery method, resulting in a net impact of $33.8 million within our net losses and loss adjustment expenses for the year ended December 31, 2023. For the year ended December 31, 2022, retroactive reinsurance benefits of $31.0 million and $1.7 million were recorded in losses and loss adjustment expenses for the Commercial Auto LPT and Casualty Re LPT, respectively, resulting in a net impact of $20.1 million within our net losses and loss adjustment expenses. As of December 31, 2023, the cumulative amounts ceded under the loss portfolio transfers was $850.2 million ($456.2 million under the Commercial Auto LPT and $393.9 million under the Casualty Re LPT). The total deferred retroactive reinsurance gain of $53.9 million at December 31, 2023 under the loss portfolio transfers includes $20.7 million related to the Commercial Auto LPT separately presented on the Company's Consolidated Balance Sheets, and $33.2 million related to the Casualty Re LPT which is included within the assets held-for sale of JRG Re on the Company's Consolidated Balance Sheets. At December 31, 2023, the Company has $6.1 million of aggregate limit remaining under the Casualty Re LPT.

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$1,007,351	$921,164	9.4%
Specialty Admitted Insurance	501,309	490,208	2.3%
	$1,508,660	$1,411,372	6.9%
Net written premiums:
Excess and Surplus Lines	$589,551	$589,056	0.1%
Specialty Admitted Insurance	104,350	76,390	36.6%
	$693,901	$665,446	4.3%
Net earned premiums:
Excess and Surplus Lines	$609,566	$555,597	9.7%
Specialty Admitted Insurance	98,439	74,137	32.8%
	$708,005	$629,734	12.4%
Gross written premiums for the Excess and Surplus Lines segment (which represents 66.8% of our consolidated gross written premiums from continuing operations in 2023) increased 9.4% from the prior year. The growth was driven by our Core E&S lines, as we continue to de-emphasize commercial auto. Total policy submissions for Core E&S lines (excluding commercial auto) increased 10.3% from the prior year in 2023 largely due to a 10.9% increase in new business submissions as the segment focused on growing new business with smaller account sizes. Renewal rates for the Excess and Surplus Lines segment were up 10.0% compared to 2022. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2023	2022	% Change

Excess Casualty	$339,870	$310,383	9.5%
General Casualty	202,861	173,574	16.9%
Manufacturers & Contractors	180,074	156,645	15.0%
Excess Property	64,574	52,104	23.9%
All other Core E&S divisions	190,593	190,484	0.1%
Total Core E&S divisions	977,972	883,190	10.7%
Commercial Auto	$29,379	$37,974	(22.6)%
Excess and Surplus Lines gross written premium	$1,007,351	$921,164	9.4%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 33.2% of our 2023 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Fronting and program premium	$455,767	$437,221	4.2%
Individual risk workers’ compensation premium	45,542	52,987	(14.1)%
Specialty Admitted gross written premium	$501,309	$490,208	2.3%
Our fronting written premium increased 4.2% over the prior year driven primarily by the continued expansion of existing fronting relationships. Our largest fronting relationship represented $163.1 million or 32.5% of segment gross written premium in 2023 compared to $120.9 million or 24.7% in 2022.

In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment, which represented $96.5 million and $110.9 million of gross written premiums for the years ended December 31, 2023 and 2022, respectively. This action was taken due to persistent rate pressure and tighter reinsurance capacity. On September 29, 2023, the Company completed the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. The transaction is aligned with our strategy to focus our resources on core businesses where we have meaningful scale.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2023	2022
Excess and Surplus Lines	58.5%	63.9%
Specialty Admitted Insurance	20.8%	15.6%
Total	46.0%	47.1%
The net premium retention for the Excess and Surplus Lines segment decreased in 2023 driven by $16.4 million of reinstatement premium, which reduced the 2023 net retention ratio by 1.7%, and the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment.
The net premium retention for the Specialty Admitted Insurance segment increased in 2023 primarily due to the termination of an individual risk workers' compensation quota share treaty effective January 1, 2023. The net retention on the workers’ compensation business was 76.0% and 29.8% for the years ended December 31, 2023 and 2022, respectively. The net retention on the segment’s fronting business, which reflects the mix of business and changes in reinsurance coverage as treaties renew, was 15.3% and 13.9% for the years ended December 31, 2023 and 2022, respectively.
Segment Results
The following table presents our combined ratios by segment:

	Year Ended December 31,
	2023	2022
Excess and Surplus Lines	91.1%	85.1%
Specialty Admitted Insurance	95.9%	94.3%
Total	96.5%	91.1%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Gross written premiums	$1,007,351	$921,164	9.4%
Net written premiums	$589,551	$589,056	0.1%
Net earned premiums	$609,566	$555,597	9.7%
Losses and loss adjustment expenses	(420,044)	(366,352)	14.7%
Underwriting expenses	(135,175)	(106,194)	27.3%
Underwriting profit (1)	$54,347	$83,051	(34.6)%
Ratios:
Loss ratio	68.9%	65.9%
Expense ratio	22.2%	19.2%
Combined ratio	91.1%	85.1%
Accident year loss ratio	61.9%	66.0%
Accident year loss ratio ex-cat (2)	61.9%	65.1%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Accident year loss ratio excluding $5.0 million of net catastrophe losses related to Hurricane Ian in the year ended December 31, 2022.
The Excess and Surplus Lines segment produced underwriting profits of $54.3 million and $83.1 million (combined ratios of 91.1% and 85.1%) for the years ended December 31, 2023 and 2022, respectively. Underwriting results for the year ended December 31, 2023 include $16.4 million of reinstatement premium. The reinstatement premium, triggered by claims on the 2020 and 2021 years of an excess of loss reinsurance treaty, reduced net written and net earned premiums, and underwriting profit for the current year. Segment underwriting ratios were also impacted by the reinstatement premium, attributing to a 2.4 percentage point increase in the segment combined ratio for the year ended December 31, 2023.
Excluding the reinstatement premium, net earned premiums increased by $70.4 million or 12.7% for the year ended December 31, 2023 due to growth in our larger underwriting divisions and broad based renewal rate increases of 10.0% compared to the prior year.
The loss ratio of 68.9% for the year ended December 31, 2023 includes $32.6 million or 5.3 percentage points of net adverse reserve development (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see Commercial Auto Loss Portfolio Transfer in Strategic Actions) in our loss estimates for prior accident years, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021. The $16.4 million of reinstatement premium, which reduced net earned premiums in 2023, resulted in a 1.8 percentage point increase in our loss ratio for the year ended December 31, 2023. The loss ratio of 65.9% for the year ended December 31, 2022 included $210,000 of net favorable reserve development in our loss estimates for prior accident years, including $9.1 million of net favorable development in Core E&S lines and $8.9 million of net adverse reserve development on our commercial auto business. The 2022 loss ratio includes 0.9 percentage points related to $5.0 million of catastrophe losses for Hurricane Ian in the prior year.
The higher current year expense ratio was partially due to the $16.4 million of reinstatement premium, which reduced net earned premiums and contributed 0.6 percentage points of the expense ratio increase relative to the prior year. The expense ratios also increased over the prior year due to the mix of business and reinsurance changes which resulted in higher net commissions expense, as well as higher compensation costs and bad debt expenses.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2023	2022	% Change
	($ in thousands)
Gross written premiums	$501,309	$490,208	2.3%
Net written premiums	$104,350	$76,390	36.6%
Net earned premiums	$98,439	$74,137	32.8%
Losses and loss adjustment expenses	(75,122)	(58,548)	28.3%
Underwriting expenses	(19,240)	(11,355)	69.4%
Underwriting profit(1), (2)	$4,077	$4,234	(3.7)%
Ratios:
Loss ratio	76.3%	79.0%
Expense ratio	19.6%	15.3%
Combined ratio	95.9%	94.3%
Accident year loss ratio	77.3%	84.6%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting profit includes fee income of $24.2 million and $23.6 million for the years ended December 31, 2023 and 2022, respectively.
The Specialty Admitted Insurance segment generated underwriting profits of $4.1 million and $4.2 million (combined ratios of 95.9% and 94.3%) for the years ended December 31, 2023 and 2022, respectively. Net earned premiums increased by $24.3 million or 32.8% due to higher retentions of individual risk workers compensation business following the termination of a quota share treaty effective January 1, 2023 and the growth in fronting with the mix of business and changes in reinsurance coverages contributing to higher retentions and higher earned premium. The growth in fronting business produced a 2.5% increase in segment fee income.
The loss ratio improvement in the current year primarily reflects changes in the mix of business and improved loss trends which helped to produce a lower current accident year loss ratio, partially offset by lower net favorable development in our loss estimates for prior accident years. Net favorable development in our loss estimates for prior accident years was $972,000 and $4.2 million (1.0 and 5.6 percentage points) for the years ended December 31, 2023 and 2022, respectively. The favorable development in both 2023 and 2022 reflects the fact that actual loss emergence of the workers’ compensation book for prior accident years has been better than expected.
The segment expense ratio increased over the prior year driven by higher net commission expense due to the January 1, 2023 termination of the individual risk workers' compensation quota share treaty as well as higher taxes, licenses, and fees in the current year due to adjustments to tax and assessment accruals in the prior year.
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
Total operating expenses of the Corporate and Other segment were $33.9 million and $31.3 million for the years ended December 31, 2023 and 2022, respectively. The higher current year expenses as compared to the prior year were largely driven by higher compensation expenses due to the hiring of additional employees and included share-based compensation ($9.1 million and $8.1 million for the years ended December 31, 2023 and 2022, respectively), as well as higher audit fees.
Investing Results
Net investment income was $84.0 million for the year ended December 31, 2023 compared to $43.2 million in the prior year. The Company's private investments generated income of $5.0 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. Excluding private investments, our net investment income for the year ended December 31, 2023 increased 98.6% over the prior year principally due to higher yields on fixed maturities, bank loan participations, short-term investments, and cash and cash equivalents.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Fixed maturity securities	$49,793	$28,131
Bank loan participations	11,984	4,256
Equity securities	6,548	5,479
Other invested assets:
Renewable energy investments	3,143	4,408
Other private investments	1,906	(1,000)
	5,049	3,408
Cash, cash equivalents, restricted cash equivalents, and short-term investments	13,703	4,170
Gross investment income	87,077	45,444
Investment expense	(3,031)	(2,256)
Net investment income	$84,046	$43,188
The following table summarizes our investment returns:

	Year Ended December 31,
	2023	2022
Annualized gross investment yield on:
Average cash and invested assets	4.6%	2.8%
Average fixed maturity securities	4.4%	2.8%

Of our total cash and invested assets of $1,980.1 million at December 31, 2023 (excluding restricted cash equivalents and cash and invested assets of JRG Re included in assets held for sale), $274.3 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,324.5 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. The fair values of our fixed maturity securities were negatively impacted in 2022 by a heightened inflationary environment and rate actions of the Federal Reserve, which led to higher interest rates and lower fair values of our fixed maturity securities. Unrealized losses on fixed maturities recognized in other comprehensive (loss) income in 2022 resulted in a $193.0 million reduction in accumulated other comprehensive (loss) income in the year ended December 31, 2022. During 2023, the fair values of our fixed maturity securities recovered some of the unrealized losses with signs of inflation easing and optimism about future Federal Reserve interest rate cuts. The $99.3 million reduction in accumulated other comprehensive loss in the year ended December 31, 2023 reflects the increase in fair values of our fixed maturity securities as well as $53.2 million of losses recognized on JRG Re's fixed maturities. The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale is expected to close in the first quarter of 2024 and the Company no longer has the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur.
Also included in our investments are $156.2 million of bank loan participations, $119.9 million of equity securities, $72.1 million of short-term investments, and $33.1 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At December 31, 2023 and 2022, the fair value of these securities was $156.2 million and $54.3 million, respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and notes receivable for structured private specialty credit. Equity interests in various renewable energy LLCs generated investment income of $2.9 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively. The Company’s former Non-Executive Chairman has invested in certain of these LLCs. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. We received proceeds of $3.6 million and $20.2 million from these sales during the years ended December 31, 2023 and 2022. We could receive additional contingent payments in the future according to terms of the transaction. The remaining investments had a carrying value of $8.4 million at December 31, 2023.
Investments in loans for renewable energy projects had investment income of $244,000 and $607,000 for the years ended December 31, 2023 and 2022, respectively. During 2023, the Company received principal repayments of $1.3 million on the notes receivable. These investments had a carrying value of $1.4 million at December 31, 2023. The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Investment income from these partnerships was $1.6 million in 2023 compared to losses of $1.3 million in 2022. Together, these limited partnerships had a carrying value of $12.6 million at December 31, 2023. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. At December 31, 2023, the Company held $10.8 million in two notes receivable for structured private credit. Previously, the Company held $4.5 million of subordinated notes issued by a bank holding company that matured on August 12, 2023. The Company’s former Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Interest income from both notes was $340,000 and $343,000 for the years ended December 31, 2023 and 2022, respectively.
For the year ended December 31, 2023, the Company recognized net realized and unrealized investment gains of $10.4 million, including $339,000 of net realized investment losses on the sale of fixed maturity securities, $3.5 million of net realized investment losses on the sale of bank loans securities, $1.5 million of net realized investment gains on the sale of equity securities, $9.0 million of gains for the change in fair value of bank loans, and $3.7 million of gains for the change in fair value of equity securities.
For the year ended December 31, 2022, the Company recognized net realized and unrealized investment losses of $15.7 million, including $1.2 million of net realized investment gains on the sale of fixed maturity securities, $365,000 of net realized investment losses on the sale of bank loans, $563,000 of net realized investment gains on the sale of equity securities, $5.4 million of losses for the change in fair value of bank loans, and $11.7 million of losses for the change in fair value of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2023 or 2022 experienced an other-than-temporary impairment. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2023, our available-for-sale fixed maturity securities had net unrealized losses of $80.7 million representing 5.7% of the amortized cost of the portfolio. Additionally, at December 31, 2023, 99.9% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our invested assets and cash, excluding restricted cash, was 3.6 years at December 31, 2023.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2023			December 31, 2022
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$273,462	$248,837	18.8%	$263,543	$229,254	19.6%
Residential mortgage-backed	336,064	317,928	24.0%	295,655	274,575	23.4%
Corporate	530,408	505,728	38.2%	457,043	420,045	35.9%
Commercial mortgage and asset-backed	235,302	222,853	16.8%	235,907	218,388	18.6%
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	29,130	2.2%	30,219	29,041	2.5%
Total fixed maturity securities, available-for-sale	$1,405,136	$1,324,476	100.0%	$1,282,367	$1,171,303	100.0%
The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2023:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$290,646	21.9%
AA	535,520	40.4%
A	354,893	26.8%
BBB	142,100	10.7%
Below BBB and unrated	1,317	0.2%
Total	$1,324,476	100.0%
At December 31, 2023, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $505.7 million. A summary of these securities by industry segment is shown below as of December 31, 2023:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$95,602	18.9%
Consumer Discretionary	55,300	10.9%
Financial	183,527	36.3%
Health Care	36,529	7.2%
Consumer Staples	44,559	8.8%
Utilities	90,211	17.9%
Total	$505,728	100.0%
Corporate available-for-sale fixed maturity securities include publicly traded securities and privately placed bonds as shown below as of December 31, 2023:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$458,146	90.6%
Privately placed	47,582	9.4%
Total	$505,728	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$42,123	$41,699	3.1%
After one year through five years	349,510	341,971	25.8%
After five years through ten years	265,836	243,960	18.4%
After ten years	176,301	156,065	11.9%
	833,770	783,695	59.2%
Residential mortgage-backed	336,064	317,928	24.0%
Commercial mortgage and asset-backed	235,302	222,853	16.8%
Total	$1,405,136	$1,324,476	100.0%
Other Income (Expense)
Other income and expense items netted to income of $424,000 and expense of $244,000 for the years ended December 31, 2023 and 2022, respectively. Included in 2023 are a $2.2 million gain on the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment, $1.3 million of broker incentive rebates in the Excess and Surplus Lines segment, and $693,000 of income related to interest income from trust preferred securities and distributions from a joint venture interest, partially offset by non-operating expenses of $3.8 million in the current year primarily consisting of legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including the sale of renewal rights to the IRWC business in the Specialty Admitted Insurance segment. For 2022, the expense of $244,000 included non-operating expenses of $797,000 primarily consisting of legal fees related to a purported class action lawsuit and $553,000 of income primarily related to interest income from trust preferred securities and distributions from a joint venture interest.
Interest Expense
Interest expense was $24.6 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. The increase reflects the impact of rising interest rates on our variable rate senior and trust preferred debt. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for information regarding our senior debt facilities and trust preferred securities.

Amortization of Intangibles
The Company recorded $363,000 of amortization of intangibles in each of the years ended December 31, 2023 and 2022.
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
On September 29, 2023, the Company completed the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2023 and 2022. No impairment was present for the years ended December 31, 2023 or 2022 except for the $2.5 million related to the trademark intangible asset as mentioned above.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the years ended December 31, 2023 and 2022, our effective tax rate was 29.6% and 34.6%, respectively. The Company does not receive a U.S. tax deduction for losses in Bermuda. Bermuda had losses in both years because of Bermuda holding company expenses. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
The Company has a deferred tax asset of $16.6 million at December 31, 2023 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to rising market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at December 31, 2023.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a discussion of our results for the year ended December 31, 2022 as compared to year ended December 31, 2021, please refer to our 2021 Form 10-K filed with the SEC on March 1, 2022.
Liquidity and Capital Resources
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common shares and Series A Preferred Shares. We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.

The following table summarizes our total cash flows including both continuing and discontinued operations, consistent with the presentation in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$118,719	$221,524	$(155,631)
Investing activities	16,732	(328,154)	35,823
Financing activities	(21,115)	89,671	147,671
Change in cash and cash equivalents	114,336	(16,959)	27,863
Change in restricted cash equivalents (operating activities)	(30,766)	1,210	(757,915)
Change in cash, cash equivalents, and restricted cash equivalents	$83,570	$(15,749)	$(730,052)
Cash provided by operating activities excluding restricted cash equivalents of $118.7 million and $221.5 million for the years ended December 31, 2023 and 2022, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. The cash provided by operating activities declined in 2023 relative to the prior year due to the suspension of underwriting activities of JRG Re in 2023. Cash used in operating activities excluding restricted cash equivalents of $155.6 million for the year ended December 31, 2021 primarily reflects the outflow of funds to effect the Commercial Auto LPT in the third quarter of that year. Cash provided by (used in) operating activities from continuing operations excluding restricted cash equivalents was $234.6 million, $246.6 million, and $(134.4) million for the years ended December 31, 2023, 2022, and 2021, respectively, compared to cash used in operating activities of discontinued operations of $115.9 million, $25.1 million, and $21.2 million in the respective years. Because JRG Re is currently in run off, we believe that its sale, expected to be completed in the first quarter of 2024, will increase our future cash flows from operations relative to 2023. Proceeds from the sale of JRG Re will support additional growth in our U.S. continuing operations.
In 2023, cash provided by investing activities of $16.7 million was driven by the suspension of underwriting activities of JRG Re and the withdrawal of invested assets in that company to fund claims and operating expenses. Cash used in investing activities for 2022 of $328.2 million reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $35.8 million for the year ended December 31, 2021 was primarily due to the investments sold and funds withdrawn from our investment portfolio to effect the Commercial Auto LPT in the third quarter of that year. Cash and cash equivalents (excluding restricted cash equivalents) comprised 13.9%, 7.3%, and 8.2% of total cash and invested assets at December 31, 2023, 2022, and 2021, respectively. Cash (used in) provided by investing activities from continuing operations was $(98.4) million, $(336.7) million, and $8.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, compared to cash provided by investing activities of discontinued operations of $115.1 million, $8.5 million, and $27.7 million in the respective years. Because JRG Re is currently in run off, we believe that its sale, expected to be completed in the first quarter of 2024, will increase our future cash flows from operations relative to 2023 which will lead to higher amounts invested and more cash used in investing activities. Proceeds from the sale of JRG Re supporting additional growth in our U.S. continuing operations are expected to be invested and will increase the invested assets of our continuing operations.
Cash (used in) provided by financing activities above relate entirely to continuing operations for all years. Cash used in financing activities of $21.1 million for the year ended December 31, 2023 includes $7.7 million of dividends paid to common shareholders, $10.5 million of dividends paid on the Series A Preferred Shares, $1.1 million of paid issuance costs related to the amendment of the 2013 Facility in July, 2023, and $1.7 million of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $89.7 million for the year ended December 31, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the year ended December 31, 2022 also include $7.8 million of dividends paid to common shareholders, $6.1 million of dividends paid on the Series A Preferred Shares, and $1.3 million of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $147.7 million for the year ended December 31, 2021 includes $192.1 million of net proceeds (before expenses) from the May 10, 2021 public offering of common shares which was used for general corporate purposes, $43.2 million of dividends paid to common shareholders, $3.1 million of payroll taxes withheld and remitted on net settlement of RSUs, and $1.9 million of proceeds from the issuance of common shares resulting from share option exercises.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1— “Regulation—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2023 without regulatory approval is $107.1 million.
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25% of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet). See Item 1- “Regulation- Bermuda Insurance Regulation- Restrictions on Dividends and Distributions” for additional information. Based on that calculation, the maximum amount of dividends available to us from JRG Re without regulatory approval in 2023 is calculated to be approximately $90.3 million. However, any dividend payment is contingent upon continued compliance with Bermuda regulatory requirements, including but not limited to the enhanced solvency requirement calculations.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. For the years ended December 31, 2023 and 2022, cash dividends of $10.5 million and $8.8 million were declared, respectively, of which $2.6 million was payable at December 31 of both years.
At December 31, 2023, our Bermuda holding company had $2.0 million of cash and cash equivalent assets. Our U.S. holding company had $15.2 million of cash and invested assets at December 31, 2023, comprised of cash and cash equivalents of $13.8 million and other invested assets of $1.4 million, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2023.
Credit Agreements
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2023:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2023, the Company had $42.7 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.75% and is subject to change according to terms in the credit agreement. At December 31, 2023 and 2022, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
The 2013 Facility has been amended from time to time since its inception in 2013.
On July 7, 2023, the Company entered into a Third Amended and Restated Credit Agreement for its $315.0 million senior revolving credit facility which, among other things, extended the maturity date of such facility until July 7, 2026 and increased the applicable interest rate and letter of credit fees.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at

December 31, 2023, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders have waived this default through March 1, 2025, and in any event, we expect it to be cured upon the closing of the sale of JRG Re, at which time we expect JRG Re to be removed as a borrower under the 2013 Facility.
On August 2, 2017, the Company, and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The 2017 Facility contains certain financial and other covenants with which we are in compliance at December 31, 2023, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders have waived this default through March 1, 2025, and in any event, we expect it to be cured upon the closing of the sale of JRG Re, at which time we expect JRG Re to be removed as a borrower under the 2017 Facility. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017, including on November 8, 2019 when the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $25.5 million were outstanding on the 2017 Facility. During the three months ended March 31, 2022, the Company repaid $40.0 million of loans that were outstanding under the 2017 Facility.
The Company expects to have reduced borrowing needs following the expected disposition of JRG Re (See “Recent Strategic Actions—Sale of JRG Re” above), and therefore expects to reduce the size of its 2013 Facility and its 2017 Facility in connection with the removal of JRG Re as a borrower thereunder as referenced above.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR and 3.85% margin plus a spread adjustment of 0.26%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2023, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2023 (including the Company’s repurchase of a portion of these trust preferred securities):

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

The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2023.
At December 31, 2023 and December 31, 2022, the Company's leverage ratio was 26.0% and 22.9%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the years ended December 31, 2023, 2022, and 2021 our net premium retention was 46.0%, 47.1% and 44.2%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2023:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.2 million per occurrence.(1)
Primary Casualty	Up to $1.38 million per occurrence.(2)
Excess Casualty	Up to $1.98 million per occurrence.
Property
Excess Property	Up to $5.0 million per risk.(3)
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
In our Excess and Surplus Lines segment, we write a small book of excess property insurance, but we do not write primary property insurance. The Excess and Surplus Lines segment has a specific proportional quota share treaty in effect to cover property risks. The proportional quota share treaty along with facultative reinsurance helps ensure that our net retained limit per risk will be $5.0 million or less.
Also in our Excess and Surplus Lines segment, a specialty casualty treaty providing $9.0 million in excess of $2.0 million coverage is subject to reinstatement premiums for treaty years spanning July 1, 2017 through July 1, 2022.
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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2023:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.
Auto Programs	Quota share coverage for 50%-90% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 61.3%-100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 85% of limits up to $10.0 million per occurrence, and 82% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million per occurrence.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2023, the allowance for credit losses on reinsurance recoverables was $660,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.

At December 31, 2023, we had reinsurance recoverables on unpaid losses of $1,358.5 million (net of a $660,000 allowance for credit losses) and reinsurance recoverables on paid losses of $158.0 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2023:

Reinsurer	Reinsurance Recoverable as of December 31, 2023	A.M. Best Rating December 31, 2023
	(in thousands)
Swiss Reinsurance America Corporation	$366,107	A+
Berkley Insurance Company	162,120	A+
Aleka Insurance Company (Commercial Auto LPT)	78,065	Unrated(1)
Hannover Ruck SE	57,280	A+
Endurance Assurance Corporation	51,850	A+
American European Insurance Company	41,429	B(2)
Munich Reinsurance America	37,024	A+
Safety National Casualty	32,919	A++
Aspen Insurance	29,397	A
Motors Insurance	29,395	A
Top 10 Total	885,586
Other	472,888
Total	$1,358,474
(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into a loss portfolio transfer reinsurance agreement (the “Commercial Auto LPT”) with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $64.4 million and $46.7 million, respectively, on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $456.2 million at December 31, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2023, the balance in the Indemnity Trust was $138.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $183.6 million.

•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in our statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2023, the balance in the LPT Trust was $63.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $83.8 million. At December 31, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $84.5 million (including $78.1 million of unpaid recoverables and $6.4 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established the Loss Fund Trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2023, the balance in the Loss Fund Trust was $72.4 million, including $45.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $20.0 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Ratings
The A.M. Best financial strength rating for our group’s regulated U.S. insurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s opinion of our U.S. insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our U.S. operating insurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On December 20, 2023, A.M. Best announced that it reduced the outlook on our regulated U.S. insurance subsidiaries to negative from stable on the “A-” (Excellent) financial strength rating on such entities following our announcements in November 2023 that we identified a material weakness in our internal control over financial reporting, that we entered into an agreement to sell JRG Re and our announcement that James River Group's board of directors will explore strategic business alternatives. We have since received all required regulatory approvals for the sale of JRG Re and have remediated the material weakness in our internal control over financial reporting.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our regulated U.S. subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our U.S. insurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
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

Equity
The Company issued 171,326 common shares in the twelve months ended December 31, 2023 related to vesting of restricted share units (“RSUs”), increasing the total common shares outstanding from 37,470,237 at December 31, 2022 to 37,641,563 at December 31, 2023.
Share Based Compensation Expense
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $9.1 million, $8.1 million and $6.7 million, respectively, of share based compensation expense. As of December 31, 2023, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.
Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(126,798)	$22.26
Lapsed	(164,548)	$32.07	—	$—	—	$—
Forfeited	(49,036)	$35.50	—	$—	(48,552)	$40.42
End of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
Exercisable, end of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
All of the outstanding options vested over three years and have a contractual life of seven years from the original date of grant.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	665,458	$25.98	292,135	$45.89	399,856	$43.59
Granted	388,517	$24.13	560,680	$20.61	161,971	$47.82
Vested	(250,793)	$30.99	(147,530)	$45.16	(194,157)	$42.74
Forfeited	(51,928)	$24.08	(39,827)	$25.41	(75,535)	$45.98
Unvested, end of year	751,254	$23.48	665,458	$25.98	292,135	$45.89
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
The following table illustrates our material cash requirements by due date as of December 31, 2023:

	Payments Due by Period
	Total	2024	2025-2026	2027-2028	Thereafter
	(in thousands)
Reserve for losses and loss adjustment expenses	$2,606,107	$793,592	$1,182,083	$432,104	$198,328
Long-term debt:
Senior debt	222,300	—	185,800	—	36,500
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	8,674	3,102	4,116	1,298	158
Interest on debt obligations	175,700	25,955	44,475	21,719	83,551
Total	$3,116,836	$822,649	$1,416,474	$455,121	$422,592
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
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2023 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the SOFR rate as of December 31, 2023 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. At December 31, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $6.3 million in these limited partnerships.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Underwriting Performance Ratios
The following table provides the underwriting performance ratios of the Company's continuing operations inclusive of the business subject to retroactive reinsurance accounting for a loss portfolio transfer. There is no economic impact to the Company over the life of a loss portfolio transfer contract so long as any additional losses subject to the contract are within the limit of the loss portfolio transfer and the counterparty performs under the contract. Retroactive reinsurance accounting is not indicative of our current and ongoing operations. Management believes that providing loss ratios and combined ratios on business not subject to retroactive reinsurance accounting for loss portfolio transfers gives the users of our financial statements useful information in evaluating our current and ongoing operations.

	Years Ended December 31,
	2023	2022	2021
Excess and Surplus Lines:
Loss Ratio	68.9%	65.9%	106.2%
Impact of retroactive reinsurance	0.8%	2.8%	—%
Loss Ratio including impact of retroactive reinsurance	69.7%	68.7%	106.2%

Combined Ratio	91.1%	85.1%	125.0%
Impact of retroactive reinsurance	0.8%	2.8%	—%
Combined Ratio including impact of retroactive reinsurance	91.9%	87.9%	125.0%

Consolidated:
Loss Ratio	69.9%	67.5%	101.9%
Impact of retroactive reinsurance	0.7%	2.5%	—%
Loss Ratio including impact of retroactive reinsurance	70.6%	70.0%	101.9%

Combined Ratio	96.5%	91.1%	124.8%
Impact of retroactive reinsurance	0.7%	2.5%	—%
Combined Ratio including impact of retroactive reinsurance	97.2%	93.6%	124.8%

Reconciliation of Non-GAAP Measures
See “Key Metrics” above for description of why management believes the following Non-GAAP measures provide useful information about our financial condition and results of operation.
Reconciliation of Underwriting Profit
We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting for loss portfolio transfers and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies.
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$54,347	$83,051	$(121,478)
Specialty Admitted Insurance	4,077	4,234	9,667
Total underwriting profit (loss) of the operating segments	58,424	87,285	(111,811)
Other operating expenses of the Corporate and Other segment	(33,940)	(31,260)	(27,609)
Underwriting profit (loss)(1)	24,484	56,025	(139,420)
Losses and loss adjustment expenses - retroactive reinsurance	(4,991)	(15,742)	—
Net investment income	84,046	43,188	31,989
Net realized and unrealized gains (losses) on investments	10,441	(15,720)	10,818
Other income	4,216	551	353
Other expenses	(3,792)	(795)	(2,585)
Interest expense	(24,627)	(13,872)	(8,922)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	(2,500)	—	—
Income (loss) from continuing operations before income taxes	$86,914	$53,272	$(108,130)
(1)    Underwriting profit (loss) includes gross fee income of $24.2 million, $23.6 million, and $22.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Reconciliation of Adjusted Net Operating Income (Loss)
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting for a loss portfolio transfer, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to a purported class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.

Our (loss) income available to common shareholders for the years ended December 31, 2023, 2022 and 2021 reconciles to our adjusted net operating income (loss) as follows:

	Year Ended December 31,
	2023		2022		2021
	Income Before Taxes	Net Income	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	(in thousands)
(Loss) income available to common shareholders	$(92,479)	$(118,184)	$40,637	$22,223	$(196,034)	$(172,799)
Loss from discontinued operations	168,893	168,893	3,885	3,885	87,904	87,904
Losses and loss adjustment expenses - retroactive reinsurance	4,991	3,943	15,742	12,437	—	—
Net realized and unrealized investment (gains) losses	(10,441)	(8,248)	15,720	12,418	(10,818)	(8,547)
Other expenses	1,588	1,938	747	747	2,214	1,847
Impairment of intangible assets	2,500	1,975	—	—	—	—
Adjusted net operating income (loss)	$75,052	$50,317	$76,731	$51,710	$(116,734)	$(91,595)
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
The following table reconciles shareholders’ equity to tangible equity as of December 31, 2023, 2022 and 2021:

	As of December 31,
	2023		2022		2021
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$534,621	$14.20	$553,766	$14.78	$725,362	$19.41
Series A redeemable preferred shares	144,898		144,898		—
Deferred reinsurance gain	20,733		20,091		—
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,813		35,676		36,039
Tangible equity	$485,608	$11.13	$501,248	$11.63	$507,492	$13.58

Common shares outstanding	37,641,563		37,470,237		37,373,066
Common shares from assumed conversion of Series A Preferred Shares	5,971,184		5,640,158		—
Common shares outstanding after assumed conversion of Series A Preferred Shares	43,612,747		43,110,395		37,373,066

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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. Total invested assets and cash, excluding restricted cash, has an average duration of approximately 3.6 years at December 31, 2023, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 3 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2023. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2023
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,393,786	200 bp decrease	$1,522,627	9.2%
		100 bp decrease	1,458,195	4.6%
		100 bp increase	1,329,406	(4.6)%
		200 bp increase	1,265,053	(9.2)%
Bank loan participations	$156,169	200 bp decrease	$156,238	—%
		100 bp decrease	156,205	—%
		100 bp increase	156,129	—%
		200 bp increase	156,085	(0.1)%
Senior debt and junior subordinated debt	$371,672	200 bp decrease	$339,908	(8.5)%
		100 bp decrease	355,790	(4.3)%
		100 bp increase	387,555	4.3%
		200 bp increase	403,437	8.5%

Equity Price Risk
A portion of our equity securities portfolio is invested in common stocks, which have historically produced higher long-term returns relative to fixed maturities. The changes in the estimated fair value of the common stocks in our equity securities portfolio are recognized in net income.
At December 31, 2023, our common stock investments were concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes the equity price risk related to common stock and shows the effect of a hypothetical 35% increase or decrease in the fair value of the common stocks in our equity securities portfolio as of December 31, 2023. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 31.0% in 1997 and (38.5%) in 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2023
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities - common stock	$50,635	35% increase	$68,357
		35% decrease	32,913
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Remediated Material Weakness
As previously disclosed, the Company became aware that the unaudited consolidated financial statements for the six months ended June 30, 2023 contained material misstatements related to unrecorded reinstatement premium as more fully described in Note 1 to the condensed consolidated financial statements of the 10-Q/A filed with the SEC on November 14, 2023. Management of the Company concluded that because the controls to evaluate the accounting and disclosure of the reinstatement premium did not operate effectively, and resulted in the failure to detect the misstatement, the deficiencies were a material weakness in the Company's internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Remedial Actions Implementation
To remediate the material weakness in the Company’s internal control over financial reporting, during the fourth quarter of fiscal year 2023, the Company implemented a remediation plan that included: (i) additional review procedures within our accounting department, (ii) additional training of accounting personnel and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including updates to accounting policies for reinstatement premium, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP.
The implementation of these procedures and controls have remediated the material weakness as of December 31, 2023.
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
Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2023. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2023, except for the implementation of the remediation steps described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
2.1
Stock Purchase Agreement dated November 8, 2023 by and among James River Group Holdings, Ltd. and Fleming Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777) +

3.1
Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2
Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3
Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4
Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5
Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6
Fourth Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

4.1
Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2
Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Ltd. dated March 1, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.4	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.5	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.6	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.7	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.8	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.9	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.10	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+
4.11	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+
4.12	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+

Exhibit Number	Description
4.13	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.14	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.15	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.16	Indenture, dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.17	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.18	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
4.19
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.1
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 12, 2023, Commission File No. 001-36777)

10.2
Consent Agreement dated November 8, 2023 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)

10.3
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.4
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.5
Credit Agreement, dated as of August 2, 2017, among James River Group Holdings, Ltd., JRG Reinsurance Company Ltd. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.6
First Amendment to Credit Agreement dated as of November 8, 2019 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as the borrowers, and BMO Harris Bank, N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 12, 2019, Commission File No. 001-36777)

10.7
Second Amendment to Credit Agreement dated as of February 18, 2022 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed on March 1, 2022, Commission File No. 001-36777)

Exhibit Number	Description
10.8
Third Amendment to Credit Agreement dated as of January 27, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.9
Consent Agreement dated November 8, 2023 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)

10.10
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.11
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.12
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.13
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.14
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.17
Second Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022, Commission File No. 001-36777)*

10.18
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.21
Form of Performance Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.22
Form of Service-Based Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.23	James River Group Holdings, Ltd. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)
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
10.27
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.28
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.29
Employment Agreement, dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.30
First Amendment to Employment Agreement dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2023, Commission File No. 001-36777) *

10.31
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.32
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.33
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.34
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.35	Separation and Release Agreement, dated December 26, 2023, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty *
10.36
Amended and Restated Employment Agreement, dated June 7, 2023, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 8, 2023, Commission File No. 001-36777) *

10.37
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.38
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.39
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.40
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.41
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.42
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.43
Loss Portfolio Transfer Retrocession Agreement entered into on February 23, 2022 by and between JRG Reinsurance Company Ltd. and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	James River Group Holdings, Ltd. Executive Officer Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
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

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	February 29, 2024
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D’Orazio	Chief Executive Officer and Director	February 29, 2024
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	February 29, 2024
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	February 29, 2024
Michael E. Crow

/s/ Ollie L. Sherman, Jr.	Director, Non-Executive Chairman of the Board	February 29, 2024
Ollie L. Sherman, Jr.

/s/ Matthew B. Botein	Director	February 29, 2024
Matthew B. Botein

/s/ Thomas L. Brown	Director	February 29, 2024
Thomas L. Brown

/s/ Kirstin M. Gould	Director	February 29, 2024
Kirstin M. Gould

/s/ Dennis J. Langwell	Director	February 29, 2024
Dennis J. Langwell

/s/ Peter B. Migliorato	Director	February 29, 2024
Peter B. Migliorato

/s/ Patricia H. Roberts	Director	February 29, 2024
Patricia H. Roberts

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024, expressed an unqualified opinion thereon.

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

Valuation of reserves for losses and loss adjustment expenses
Description of the Matter	At December 31, 2023, the Company’s reserve for losses and loss adjustment expenses balance was $3.0 billion, $441.7 million of which is reported within liabilities held for sale. As described in Notes 1 and 8 of the consolidated financial statements, reserves for losses and loss adjustment expenses reflect the estimated ultimate cost of all incurred unpaid claims including estimates of claims incurred but not reported and loss adjustment expenses as of the balance sheet date. The estimate of ultimate losses and loss adjustment expenses relies on key judgments, including the weighting of actuarial methods by line of business and accident year. Actuarial assumptions include initial expected loss ratios, and incurred and paid loss development factors. The Company's Reserve Committee utilizes the actuarial results, in addition to other information, in determining management's best estimate of recorded reserves.

The subjectivity and uncertainty of estimating the reserve for losses and loss adjustment expenses is caused by various factors including the uncertainty of future frequency and severity of claims, economic and social trends including inflation and litigation, changes in the business and exposure mix, as well as changes in operations. As such, performing audit procedures to evaluate the reserve for losses and loss adjustment expenses required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of the reserve for losses and loss adjustment expenses. This included testing controls that management has in place over the inputs, methods and assumptions used in estimating the reserve.

To test the reserve for losses and loss adjustment expenses, we evaluated the actuarial methods and assumptions used by the Company with the assistance of our actuarial specialists as well as other judgments made by management in determining their best estimate of recorded reserves. We compared the Company’s prior year assumptions of expected development of ultimate loss to actual losses incurred during the current year to identify potential management bias in the determination of the reserve for losses and loss adjustment expenses. We independently projected reserves for selected lines of business using actual historical data and loss development patterns, as well as industry data and other benchmarks where applicable, and compared management’s recorded reserves to these independent estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina
February 29, 2024

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 29, 2024

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2023 – $1,405,136; 2022 – $1,282,367)	$1,324,476	$1,171,303
Equity securities, at fair value (cost: 2023 – $114,107; 2022 – $113,180)	119,945	115,155
Bank loan participations, at fair value	156,169	54,281
Short-term investments	72,137	95,351
Other invested assets	33,134	27,447
Total invested assets	1,705,861	1,463,537
Cash and cash equivalents	274,298	159,200
Restricted cash equivalents	72,449	103,215
Accrued investment income	12,106	9,768
Premiums receivable and agents’ balances, net	249,490	239,944
Reinsurance recoverable on unpaid losses, net	1,358,474	1,259,617
Reinsurance recoverable on paid losses	157,991	114,242
Prepaid reinsurance premiums	293,108	269,442
Deferred policy acquisition costs	31,497	32,837
Intangible assets, net	32,813	35,676
Goodwill	181,831	181,831
Deferred tax assets, net	48,297	48,844
Income taxes receivable	224	—
Other assets	115,418	73,123
Assets held-for-sale (Note 2 - discontinued operations)	$783,393	$1,145,799
Total assets	$5,317,250	$5,137,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,606,107	$2,340,963
Unearned premiums	587,899	578,196
Payables to reinsurers	158,670	123,121
Funds held	65,235	97,360
Deferred reinsurance gain	20,733	15,742
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	56,722	56,881
Income taxes payable	—	13,900
Other liabilities	174,513	134,604
Liabilities held-for-sale (Note 2 - discontinued operations)	641,497	751,289
Total liabilities	4,637,731	4,438,411
Commitments and contingent liabilities
Series A redeemable preferred shares – 2023 and 2022: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common Shares – 2023 and 2022: $0.0002 par value; 200,000,000 shares authorized; 37,641,563 and 37,470,237 shares issued and outstanding, respectively	7	7
Additional paid-in capital	876,240	868,858
Retained deficit	(277,905)	(152,055)
Accumulated other comprehensive loss	(63,721)	(163,044)
Total shareholders’ equity	534,621	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,317,250	$5,137,075

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income and Comprehensive Loss

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,508,660	$1,411,372	$1,325,218
Ceded written premiums	(814,759)	(745,926)	(740,033)
Net written premiums	693,901	665,446	585,185
Change in net unearned premiums	14,104	(35,712)	(23,814)
Net earned premiums	708,005	629,734	561,371
Net investment income	84,046	43,188	31,989
Net realized and unrealized gains (losses) on investments	10,441	(15,720)	10,818
Other income	9,517	4,312	4,857
Total revenues	812,009	661,514	609,035
Expenses:
Losses and loss adjustment expenses	500,157	440,642	572,174
Other operating expenses	193,656	152,570	133,121
Other expenses	3,792	795	2,585
Interest expense	24,627	13,872	8,922
Amortization of intangible assets	363	363	363
Impairment of intangible assets	2,500	—	—
Total expenses	725,095	608,242	717,165
Income (loss) from continuing operations before income taxes	86,914	53,272	(108,130)
Income tax expense (benefit) on continuing operations:
Current	31,677	13,787	(2,835)
Deferred	(5,972)	4,627	(20,400)
	25,705	18,414	(23,235)
Net income (loss) from continuing operations	61,209	34,858	(84,895)
Discontinued operations (Note 2):
Loss from discontinued operations	(88,493)	(3,885)	(87,904)
Loss on held for sale classification of discontinued operations	(80,400)	—	—
Total loss from discontinued operations	(168,893)	(3,885)	(87,904)
Net (loss) income	(107,684)	30,973	(172,799)
Dividends on Series A preferred shares	(10,500)	(8,750)	—
Net (loss) income available to common shareholders	$(118,184)	$22,223	$(172,799)

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $6,384 in 2023, $(27,041) in 2022, and $(7,135) in 2021	99,323	(193,022)	(51,921)
Total comprehensive loss	$(8,361)	$(162,049)	$(224,720)

Net income (loss) per common share:
Basic
Continuing operations	$1.35	$0.70	$(2.43)
Discontinued operations	$(4.49)	$(0.11)	$(2.51)
	$(3.14)	$0.59	$(4.94)
Diluted
Continuing operations	$1.34	$0.69	$(2.43)
Discontinued operations	$(4.47)	$(0.10)	$(2.51)
	$(3.13)	$0.59	$(4.94)
Dividend declared per common share	$0.20	$0.20	$1.20
Weighted-average common shares outstanding:
Basic	37,618,660	37,442,856	34,956,957
Diluted	37,810,440	37,650,969	34,956,957
See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2020	30,649,261	$6	$664,476	$49,227	$81,899	$795,608
Net loss	—	—	—	(172,799)	—	(172,799)
Other comprehensive loss	—	—	—	—	(51,921)	(51,921)
Issuance of common shares	6,497,500	1	192,106	—	—	192,107
Exercise of stock options	93,446	—	1,671	—	—	1,671
Vesting of RSUs	132,859	—	(2,871)	—	—	(2,871)
Compensation expense under share incentive plans	—	—	6,658	—	—	6,658
Dividends on common shares	—	—	—	(43,091)	—	(43,091)
Balances at December 31, 2021	37,373,066	$7	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	30,973	—	30,973
Other comprehensive loss	—	—	—	—	(193,022)	(193,022)
Vesting of RSUs	97,171	—	(1,304)	—	—	(1,304)
Compensation expense under share incentive plans	—	—	8,122	—	—	8,122
Dividends on Series A preferred shares	—	—	—	(8,750)	—	(8,750)
Dividends on common shares	—	—	—	(7,615)	—	(7,615)
Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net loss	—	—	—	(107,684)	—	(107,684)
Other comprehensive income	—	—	—	—	99,323	99,323
Vesting of RSUs	171,326	—	(1,734)	—	—	(1,734)
Compensation expense under share incentive plans	—	—	9,116	—	—	9,116
Dividends on Series A preferred shares	—	—	—	(10,500)	—	(10,500)
Dividends on common shares	—	—	—	(7,666)	—	(7,666)
Balances at December 31, 2023	37,641,563	$7	$876,240	$(277,905)	$(63,721)	$534,621

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net (loss) income	$(107,684)	$30,973	$(172,799)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred policy acquisition costs	(73,333)	(79,648)	(75,236)
Amortization of policy acquisition costs	96,453	88,571	69,663
Net realized and unrealized losses (gains) on investments	43,251	28,318	(15,564)
Impairment of intangible assets	2,500	—	—
Distributions from equity method investments	43	4,364	2,434
Income from equity method investments	(4,881)	(2,458)	(918)
Loss on held-for sale classification of discontinued operations	80,400	—	—
Deferred U.S. federal income tax benefit	(5,972)	4,627	(20,400)
Provision for depreciation and amortization	(475)	1,048	4,715
Share based compensation expense	9,116	8,122	6,658
Excess tax benefits from equity incentive plan transactions	449	530	(208)
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	278,778	20,522	556,393
Unearned premiums	(70,894)	(51,536)	97,181
Premiums receivable and agents’ balances	22,594	53,442	(46,865)
Reinsurance balances	(66,274)	96,310	(601,632)
Funds held	(107,922)	(60,900)	(762,560)
Payable to insurance companies	2,129	(2,770)	2,286
Other	(10,325)	83,219	43,306
Net cash provided by (used in) operating activities (a)	87,953	222,734	(913,546)
Investing activities
Fixed maturity securities:
Purchases	(197,360)	(709,576)	(362,537)
Sales	34,537	206,872	135,913
Maturities and calls	139,867	174,725	296,170
Equity Securities:
Purchases	(11,869)	(38,801)	(21,845)
Sales	12,625	17,214	7,227
Bank loan participations:
Purchases	(72,580)	(89,450)	(126,369)
Sales	52,016	52,042	65,291
Maturities	27,605	22,417	59,799
Other invested assets:
Purchases	(13,775)	(150)	(12,394)
Return of capital	2,793	20,170	1,758
Repayments and redemptions	10,133	2,535	3,760
Securities receivable or payable, net	3,499	(6,684)	1,627
Short-term investments, net	35,675	28,751	(6,274)
Purchases of property and equipment	(6,434)	(8,219)	(6,303)
Net cash provided by (used in) investing activities	16,732	(328,154)	35,823
Financing activities
Senior debt repayments	—	(40,000)	—
Issuance of Series A preferred shares (Note 12)	—	144,898	—
Issuances of common shares - public offering	—	—	192,107
Issuances of common shares under equity incentive plans	—	—	1,877
Payroll taxes withheld and remitted on net settlement of RSUs	(1,734)	(1,304)	(3,077)
Dividends on Series A preferred shares	(10,500)	(6,125)	—
Dividends on common shares	(7,746)	(7,798)	(43,236)
Payment of debt issuance costs	(1,135)	—	—
Net cash (used in) provided by financing activities	(21,115)	89,671	147,671
Change in cash, cash equivalents, and restricted cash equivalents (b)	83,570	(15,749)	(730,052)
Cash, cash equivalents, and restricted cash equivalents at beginning of year	276,379	292,128	1,022,180
Cash, cash equivalents, and restricted cash equivalents at end of year	$359,949	$276,379	$292,128
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Supplemental information
U.S. federal income taxes paid (refunded), net	$45,330	$(3,470)	$(3,932)
Interest paid	$30,697	$17,425	$9,927

Restricted cash equivalents at beginning of year	$103,215	$102,005	$859,920
Restricted cash equivalents at end of year	72,449	103,215	102,005
Change in restricted cash equivalents	$(30,766)	$1,210	$(757,915)
(a) Cash provided by (used in) operating activities for the years ended December 31, 2023, 2022, and 2021 reflects the activity in restricted cash equivalents above. As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash provided by (used in) operating activities was $118.7 million, $221.5 million, and $(155.6) million for the years ended December 31, 2023, 2022, and 2021, respectively. The cash used in operating activities (excluding restricted cash equivalents) in 2021 was largely driven by $317.6 million paid to effect a loss portfolio transfer reinsurance transaction.
(b) includes change in cash and cash equivalents classified as held-for-sale (See Note 2).
See accompanying notes.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021

1.    Accounting Policies
Organization
James River Group Holdings, Ltd. (referred to as “JRG Holdings” or, with its subsidiaries, the “Company”) is an exempted holding company registered in Bermuda, organized for the purpose of acquiring and managing insurance entities.
The Company owns five insurance companies based in the United States (“U.S.”) focused on specialty insurance niches as described below:
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
The Company also owns JRG Reinsurance Company Ltd. (“JRG Re”), a Bermuda domiciled reinsurer, which comprises the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, primarily provided non-catastrophe casualty reinsurance to U.S. third parties and, through December 31, 2017, to the Company’s U.S.-based insurance subsidiaries. On November 8, 2023, the Company entered into an agreement to sell JRG Re. The sale is expected to close in the first quarter of 2024 and will result in the Company’s disposition of its casualty reinsurance business and related assets. See Held-for-Sale and Discontinued Operations below and Note 2 for additional disclosure.
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
Held-for-Sale and Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company has determined that the definitive agreement to sell JRG Re meets the criteria for JRG Re to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held-for-sale and segregated for all periods presented in this Annual Report on Form 10-K. See Note 2 for additional disclosure.
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
Years ended December 31, 2023, 2022, and 2021
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
The Company reviews its available-for-sale fixed maturities to determine whether any unrealized losses are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related are recognized in other comprehensive income.
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
Bank Loan Participations
Bank loan participations are managed by a specialized outside investment manager. The Company has elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our Consolidated Statements of (Loss) Income and Comprehensive Loss as net realized and unrealized gains (losses) on investments.
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2023 or 2022.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2023 and 2022 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $11.5 million and $9.4 million at December 31, 2023 and 2022, respectively. The allowance for credit losses was $17.9 million and $16.2 million at December 31, 2023 and 2022, respectively. Credit loss expense was $2.8 million for the year ended December 31, 2023, $1.1 million for the year ended December 31, 2022, and $9.4 million for the year ended December 31, 2021 ($7.1 million of which was deducted from amounts due to our reinsurers). Receivables written off against the allowance for credit losses totaled $1.2 million for the year ended December 31, 2023, $1.5 million for the year ended December 31, 2022, and $1.1 million for the year ended December 31, 2021. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Deferred Policy Acquisition Costs
Costs which are incrementally or directly related to the successful acquisition of new or renewal insurance business are deferred. These deferred costs are primarily commissions to agents, premium taxes, and the portion of underwriting fixed compensation and payroll related fringe benefits directly related to an insurance contract that has been acquired, net of ceding commissions related to reinsurance ceded. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover projected related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income in determining whether a premium deficiency exists.
Reinsurance and Adjustable Features of Insurance and Reinsurance Contracts
Certain premiums and losses are ceded to other insurance companies under various excess of loss and quota-share reinsurance contracts. The Company enters into ceded reinsurance contracts to limit its exposure to large losses, to limit exposure on new lines of insurance written by the Company, and to provide additional capacity for growth.
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2023 and 2022 was $660,000 and $580,000, respectively. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
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
Other Income
Other income is principally comprised of fee income earned on policies for which the Company has no exposure to underwriting risk. Fee income of $5.3 million, $3.8 million, and $4.5 million is included in other income for the years ended December 31, 2023, 2022, and 2021, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax basis. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined that no valuation allowance was necessary at December 31, 2023 or 2022.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. In the fourth quarter of 2023, the Company determined that the sustained decrease in the share price of the Company’s common stock was an indication of impairment, and accordingly, the Company performed impairment testing on its goodwill and other intangible assets using a December 31, 2023 valuation date. As a result of this testing, the Company concluded that no impairment of the intangible assets had occurred. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.
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
The Company utilizes various actuarially-accepted reserving methodologies in determining expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the fronting and program business in the Specialty Admitted Insurance segment and the commercial auto business in the Excess and Surplus Lines segment. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. The Company believes that the insurance that it writes is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.
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
Years ended December 31, 2023, 2022, and 2021
continually by management and are adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.
Share Based Compensation
The Company expenses the fair value of share equity awards over the vesting period of the award on a straight-line basis. Compensation cost for performance restricted share units (“PRSU”) is based upon the probable outcome of performance conditions. The Black-Scholes-Merton option pricing model is used to value the options granted (see Note 14). Forfeitures of share-based awards are recognized as they occur. As the share based compensation expense is incurred, a corresponding increase to additional paid-in capital in shareholders’ equity is recognized. Share based compensation expense is reflected in “other operating expenses” in the accompanying consolidated statements of (loss) income and comprehensive loss.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $8.4 million and $9.2 million as of December 31, 2023 and 2022, respectively, representing the Company’s maximum exposure to loss.
Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the dilution that could occur if securities or other contracts to issue common shares were exercised or vested using the treasury stock method or converted into common shares under the if-converted method. When inclusion of potential common shares increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these potential common shares.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations contained in the consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$61,209	$34,858	$(84,895)
Less: Dividends on Series A preferred shares	(10,500)	(8,750)	—
Income (loss) from continuing operations available to common shareholders	$50,709	$26,108	$(84,895)
Loss from discontinued operations	(168,893)	(3,885)	(87,904)
Net (loss) income available to common shareholders	$(118,184)	$22,223	$(172,799)

Weighted average common shares outstanding:
Basic	37,618,660	37,442,856	34,956,957
Dilutive potential common shares	191,780	208,113	—
Diluted	37,810,440	37,650,969	34,956,957

Net income (loss) per common share:
Basic
Continuing operations	$1.35	$0.70	$(2.43)
Discontinued operations	$(4.49)	$(0.11)	$(2.51)
	$(3.14)	$0.59	$(4.94)
Diluted
Continuing operations	$1.34	$0.69	$(2.43)
Discontinued operations	$(4.47)	$(0.10)	$(2.51)
	$(3.13)	$0.59	$(4.94)
For the years ended December 31, 2023, 2022, and 2021, potential common shares of 5,722,915, 4,728,461, and 95,219, respectively, were excluded from the calculation of diluted earnings (loss) per common share as their effects were anti-dilutive.
Adopted Accounting Standards
No accounting standards were adopted during the year ended December 31, 2023 that had a material impact on our financial statements.
Prospective Accounting Standards
There are no prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2023.
2.    Discontinued Operations
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (the “Buyer”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, the Buyer agreed to purchase from the Company all of the common shares of JRG Re (the “Transaction”). JRG Re comprises the remaining operations of the former Casualty Reinsurance segment, and the Transaction, which is expected to close in the first quarter of 2024, will result in the Company’s disposition of its casualty reinsurance business and related assets.
Total consideration to the Company for the sale of JRG Re includes (A) $277 million (the “Purchase Price”), which is comprised of (i) $138 million payable by the Buyer to the Company on the closing date in cash, subject to final closing adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing date, and (ii) a $139 million dividend or return of capital or surplus by JRG Re to the Company prior to the closing date, which dividend or return of capital or surplus is subject to the availability of unencumbered assets on the closing date, and (B) $2.5 million to be

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
paid by the Buyer to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the closing date. The Purchase Price is subject to adjustment based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing date.
The Company has determined that the sale of JRG Re meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held for sale and segregated for all periods presented in this Annual Report on Form 10-K.
The $139 million pre-closing dividend includes the forgiveness of $133.2 million owed from JRGH to JRG Re and $5.8 million to be paid in cash to JRGH. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. The $5.8 million cash portion of the pre-closing dividend is included in other liabilities presented below. The Company also recognized losses of $53.2 million for the year ended December 31, 2023 associated with JRG Re's fixed maturity securities as the Company no longer has the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur. The losses are included in net realized and unrealized (losses) gains on investments in the operating results presented below.
JRG Re's assets and liabilities held for sale were comprised of the following:

	December 31,
	2023	2022
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, at fair value	$532,242	$612,114
Equity securities, at fair value	2,779	3,472
Bank loan participations, at fair value	—	100,710
Short-term investments	—	12,461
Total invested assets	535,021	728,757
Cash and cash equivalents	13,202	13,964
Accrued investment income	3,589	4,650
Premiums receivable and agents’ balances, net	68,441	100,581
Reinsurance recoverable on unpaid and paid losses, net	234,615	260,496
Prepaid reinsurance premiums	—	4,723
Deferred policy acquisition costs	4,986	26,766
Write down of JRG Re to fair value less cost to sell	(80,400)	—
Other assets	3,939	5,862
Assets held for sale	$783,393	$1,145,799

Liabilities
Reserve for losses and loss adjustment expenses	$441,666	$428,032
Unearned premiums	17,223	97,820
Funds held	137,796	213,593
Deferred reinsurance gain	33,167	4,349
Accrued expenses	1,955	2,685
Other liabilities	9,690	4,810
Liabilities held for sale	$641,497	$751,289

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The operating results of JRG Re reported in discontinued operations were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues:
Gross written premiums	$17,357	$85,208	$182,081
Ceded written premiums	2,178	(2,175)	(22,886)
Net written premiums	19,535	83,033	159,195
Change in net unearned premiums	75,874	53,394	(24,972)
Net earned premiums	95,409	136,427	134,223
Net investment income	23,038	27,923	24,876
Net realized and unrealized (losses) gains on investments	(53,693)	(12,598)	4,746
Other income	—	430	—
Total revenues	64,754	152,182	163,845
Expenses:
Losses and loss adjustment expenses	120,294	104,172	220,178
Other operating expenses	27,983	42,987	31,571
Other expenses	1,402	5,202	—
Interest expense	3,568	3,706	—
Total expenses	153,247	156,067	251,749
Loss from discontinued operations	(88,493)	(3,885)	(87,904)
Loss on held for sale classification of discontinued operations	(80,400)	—	—
Total loss from discontinued operations	(168,893)	(3,885)	(87,904)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Net cash used in operating activities of discontinued operations	$(115,907)	$(25,122)	$(21,241)
Net cash provided by investing activities of discontinued operations	115,145	8,497	27,680
Net cash (used in) provided by discontinued operations	$(762)	$(16,625)	$6,439
Interest paid by discontinued operations	$3,951	$2,578	$—
JRG Re Commitments and Contingent Liabilities
JRG Re has entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re has established custodial accounts to secure these letters of credit. Under a $75.0 million facility, $4.7 million of letters of credit were issued through December 31, 2023 which were secured by deposits of $3.2 million. Under the 2013 Facility, $42.7 million of letters of credit were issued through December 31, 2023 which were secured by deposits of $51.1 million. Under the 2017 Facility (as defined in Note 10), $25.5 million of letters of credit were issued through December 31, 2023 which were secured by deposits of $35.6 million. JRG Re has also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $444.8 million at December 31, 2023.
Casualty Re Loss Portfolio Transfer
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of JRG Re's reserves. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit were adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. JRG Re incurred $6.8 million of net adverse reserve development in the three months ended March 31, 2022 associated with the Casualty Re LPT. At December 31, 2023, the balance of the Funds Withheld Account was $137.8 million and reinsurance recoverables from FRL under the Casualty Re LPT were $221.7 million.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Casualty Re LPT. For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends, JRG Re recognized adverse prior year development of $52.9 million and $6.1 million, respectively, on the reserves subject to the Casualty Re LPT, resulting in corresponding additional amounts ceded under the loss portfolio transfer. The Casualty Re LPT is in a gain position as the cumulative amounts ceded under the loss portfolio transfer exceeds the consideration paid, requiring the application of retroactive reinsurance accounting under GAAP.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. Over the life of the contract, we would expect no economic impact to JRG Re as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where JRG Re recognizes a change in the estimate of the reserves subject to the loss portfolio transfer that increases or decreases the amounts ceded under the loss portfolio transfer, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses for the discontinued operations of JRG Re and reported within loss from discontinued operations on the Consolidated Statements of (Loss) Income and Comprehensive Loss.
For the years ended December 31, 2023 and 2022, retroactive reinsurance benefits totaling $24.0 million and $1.7 million, respectively, were recorded in losses and loss adjustment expenses using the recovery method. As of December 31, 2023 and 2022, the cumulative amounts ceded under the Casualty Re LPT was $393.9 million and $341.1 million, respectively. The total deferred retroactive reinsurance gain of $33.2 million at December 31, 2023 and $4.4 million at December 31, 2022 under the loss portfolio transfer is presented within the liabilities held for sale of JRG Re on the Company's Consolidated Balance Sheets. The Company has $6.1 million of aggregate limit remaining under the Casualty Re LPT at December 31, 2023.
Bermuda Statutory Matters
Under the Bermuda Insurance Act 1978 and related regulations, an insurer must maintain minimum statutory capital and surplus at the greater of a minimum solvency margin (“MSM”) and the Enhanced Capital Requirement (“ECR”), which is the higher of the MSM and capital calculated by the Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal model. The estimated minimum statutory solvency margin required at December 31, 2023 for JRG Re was approximately $31.1 million. Actual statutory capital and surplus at December 31, 2023 was $361.3 million. The statutory net loss was $36.1 million for the year ended December 31, 2023. The ECR for the year ended December 31, 2022 was $106.4 million. The BSCR models for the year ended December 31, 2023 will not be filed with the Bermuda Monetary Authority until April 30, 2024. The Company believes that the minimum statutory capital and surplus requirements will be met.
Under the Bermuda Insurance Act 1978, an insurer must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturities, quoted alternative investments, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total insurance provisions and other liabilities less deferred income taxes and letters of credit, guarantees and other instruments. As of December 31, 2023, the minimum liquidity ratio requirements were met.
Dividend Restrictions
The Bermuda Insurance Act of 1978 prohibits an insurer from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. An insurer can declare or pay dividends without prior regulatory approval up to 25%

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
of the total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet).  The maximum combined amount of dividends and return of capital that can be paid without prior regulatory approval from JRG Re at December 31, 2023 is calculated to be approximately $90.3 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. All necessary approvals have been obtained by JRG Re to facilitate the $139 million pre-closing dividend pursuant to the SPA covering the sale of JRG Re.
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2023
Fixed maturity securities:
State and municipal	$273,462	$1,834	$(26,459)	$248,837
Residential mortgage-backed	336,064	1,243	(19,379)	317,928
Corporate	530,408	4,167	(28,847)	505,728
Commercial mortgage and asset-backed	235,302	78	(12,527)	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	8	(778)	29,130
Total fixed maturity securities, available-for-sale	$1,405,136	$7,330	$(87,990)	$1,324,476
December 31, 2022
Fixed maturity securities:
State and municipal	$263,543	$712	$(35,001)	$229,254
Residential mortgage-backed	295,655	715	(21,795)	274,575
Corporate	457,043	1,401	(38,399)	420,045
Commercial mortgage and asset-backed	235,907	75	(17,594)	218,388
U.S. Treasury securities and obligations guaranteed by the U.S. government	30,219	6	(1,184)	29,041
Total fixed maturity securities, available-for-sale	$1,282,367	$2,909	$(113,973)	$1,171,303
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2023 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$42,123	$41,699
After one year through five years	349,510	341,971
After five years through ten years	265,836	243,960
After ten years	176,301	156,065
Residential mortgage-backed	336,064	317,928
Commercial mortgage and asset-backed	235,302	222,853
Total	$1,405,136	$1,324,476
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2023
Fixed maturity securities:
State and municipal	$30,196	$(287)	$168,517	$(26,172)	$198,713	$(26,459)
Residential mortgage-backed	68,497	(1,256)	145,954	(18,123)	214,451	(19,379)
Corporate	55,970	(532)	290,308	(28,315)	346,278	(28,847)
Commercial mortgage and asset-backed	24,048	(151)	182,295	(12,376)	206,343	(12,527)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,961	(71)	19,889	(707)	27,850	(778)
Total fixed maturity securities, available-for-sale	$186,672	$(2,297)	$806,963	$(85,693)	$993,635	$(87,990)
December 31, 2022
Fixed maturity securities:
State and municipal	$175,041	$(23,207)	$37,752	$(11,794)	$212,793	$(35,001)
Residential mortgage-backed	160,720	(12,310)	44,140	(9,485)	204,860	(21,795)
Corporate	261,369	(21,649)	76,974	(16,750)	338,343	(38,399)
Commercial mortgage and asset-backed	133,119	(9,146)	76,196	(8,448)	209,315	(17,594)
U.S. Treasury securities and obligations guaranteed by the U.S. government	23,498	(673)	4,973	(511)	28,471	(1,184)
Total fixed maturity securities, available-for-sale	$753,747	$(66,985)	$240,035	$(46,988)	$993,782	$(113,973)

At December 31, 2023, the Company held fixed maturity securities of 441 issuers that were in an unrealized loss position with a total fair value of $993.6 million and gross unrealized losses of $88.0 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2023, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Fixed maturity securities with ratings below investment grade by Standard & Poor's or another nationally recognized rating agency at December 31, 2023 had a fair value of $1.3 million.
The Company periodically reviews its available-for-sale fixed maturities to determine whether any unrealized losses exist that are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net realized and unrealized gains (losses) on investments. Unrealized losses that are not credit-related are recognized in other comprehensive income.
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2023, 2022, or 2021. Management does not intend to sell the securities in an unrealized loss position, and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The Company elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
our income statement as net realized and unrealized gains (losses) on investments. Applying the fair value option to the bank loan portfolio increases volatility in the Company's financial statements, but management believes it is less subjective and less burdensome to implement and maintain than ASU 2016-13, which would have otherwise been required.
At December 31, 2023, the Company's bank loan portfolio had an aggregate unpaid principal balance of $164.3 million and an aggregate fair value of $156.2 million. Investment income on bank loan participations included in net investment income was $12.0 million, $4.3 million, $3.5 million during the years ended December 31, 2023, 2022, and 2021 respectively. Net realized and unrealized gains (losses) on investments includes gains of $9.0 million, losses of $5.4 million, and gains of $2.3 million related to changes in unrealized gains and losses on bank loan participations for the years ended December 31, 2023, 2022, and 2021, respectively. Management concluded that $946,000 and $592,000 of the unrealized losses were due to credit-related impairments for the years ended December 31, 2023 and 2022. Management concluded that none of the unrealized losses were due to credit-related impairments for the year ended December 31, 2021. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2023 or 2022.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturity securities	$49,793	$28,131	$23,311
Bank loan participations	11,984	4,256	3,515
Equity securities	6,548	5,479	4,880
Other invested assets	5,049	3,408	2,200
Cash, cash equivalents, restricted cash equivalents, and short-term investments	13,703	4,170	246
Gross investment income	87,077	45,444	34,152
Investment expense	(3,031)	(2,256)	(2,163)
Net investment income	$84,046	$43,188	$31,989

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturity securities:
Gross realized gains	$—	$1,534	$4,560
Gross realized losses	(339)	(291)	(53)
	(339)	1,243	4,507
Equity securities:
Gross realized gains	1,845	1,248	175
Gross realized losses	(320)	(685)	(374)
Changes in fair values of equity securities	3,722	(11,685)	4,501
	5,247	(11,122)	4,302
Bank loan participations:
Gross realized gains	306	63	156
Gross realized losses	(3,806)	(428)	(465)
Changes in fair values of bank loan participations	9,049	(5,381)	2,317
	5,549	(5,746)	2,008
Short-term investments and other:
Gross realized gains	2	1	71
Gross realized losses	(18)	(96)	(150)
Changes in fair values of short-term investments and other	—	—	80
	(16)	(95)	1
Total	$10,441	$(15,720)	$10,818
The change in the Company’s available-for-sale fixed maturity gross unrealized net losses was $30.4 million for the year ended December 31, 2023. The change in the Company's available-for-sale fixed maturity gross unrealized net (losses) gains was $(131.4) million and $(34.2) million for the years ended December 31, 2022 and 2021, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$8,382	$9,159	$2,375	$3,366	$(625)
Corporate & Other	—	—	524	435	(812)
	8,382	9,159	2,899	3,801	(1,437)
Renewable energy notes receivable (b)
Excess and Surplus Lines	608	1,202	108	270	417
Corporate & Other	761	1,503	136	337	522
	1,369	2,705	244	607	939
Limited partnerships (c)
Excess and Surplus Lines	11,914	10,019	1,566	(805)	1,417
Corporate & Other	664	1,064	—	(538)	938
	12,578	11,083	1,566	(1,343)	2,355
Private Debt (d)
Excess and Surplus Lines	10,805	4,500	340	343	200
Corporate & Other	—	—	—	—	143
	10,805	4,500	340	343	343
Total other invested assets
Excess and Surplus Lines	31,709	24,880	4,389	3,174	1,409
Corporate & Other	1,425	2,567	660	234	791
	$33,134	$27,447	$5,049	$3,408	$2,200
(a)    The Company’s Excess and Surplus Lines segment owns equity interests ranging from 2.5% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company’s former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion.The Company received proceeds of $20.2 million, comprised of $17.2 million in the Excess and Surplus Lines segment and $3.0 million in the Corporate and Other segment. During the year ended December 31, 2023, the Company received additional proceeds from the sales of $3.1 million in the Excess and Surplus Lines segment and $524,000 in the Corporate and Other segment. The Company could receive additional contingent payments in the future according to terms of the transaction. The Company received cash distributions from all renewable energy investments totaling $3.7 million and $21.6 million for the years ended December 31, 2023 and 2022, respectively.
(b)    The Company's Excess and Surplus Lines and Corporate and Other segments have invested in two notes receivable for renewable energy projects. Interest on the notes, which mature in 2025, is fixed at 12%. During the year ended December 31, 2023, the Company received principal repayments of $593,000 and $742,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively. During the year ended December 31, 2022, the Company received principal repayments of $1.1 million and $1.4 million on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the year ended December 31, 2022, the Company recognized an impairment loss of $538,000 on one limited partnership in the Corporate & Other segment. At December 31, 2023, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $6.3 million in these limited partnerships.
(d)    The Company's Excess and Surplus Lines segment holds two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At December 31, 2023, the Company's Excess and Surplus Lines segment has outstanding commitments to invest another $5.9 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
At December 31, 2023 and 2022, cash and investments with a fair value of $72.4 million and $61.0 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
4.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$32,837	$21,399	$22,792
Policy acquisition costs deferred:
Commissions	47,665	38,190	18,800
Underwriting and other issue expenses	23,628	23,057	21,693
	71,293	61,247	40,493
Amortization of policy acquisition costs	(72,633)	(49,809)	(41,886)
Net change	(1,340)	11,438	(1,393)
Balance at end of period	$31,497	$32,837	$21,399
5.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction.
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2023, 2022 and 2021 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2023 and 2022 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2023 and 2022. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. In September, 2023, the Company sold the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business. During the fourth quarters of 2023, 2022 and 2021, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no additional impairments recognized in 2023, 2022, or 2021.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2023		2022
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$19,700	$—	$22,200	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		28,664	—	31,164	—
Broker relationships	24.6	11,611	7,462	11,611	7,099
Identifiable intangible assets subject to amortization		11,611	7,462	11,611	7,099
		$40,275	$7,462	$42,775	$7,099
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$363
2025	363
2026	363
2027	363
2028	363
Thereafter	2,334
Total	$4,149
The table below summarizes the changes in the net carrying values of intangible assets by segment for the year ended December 31, 2023:

	December 31, 2022			December 31, 2023
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	4,511	(363)	—	4,148
	29,111	(363)	—	28,748
Specialty Admitted Insurance
Trademarks	2,500	—	(2,500)	—
Insurance licenses and authorities	4,065	—	—	4,065
	6,565	—	(2,500)	4,065
Total identifiable intangible assets	$35,676	$(363)	$(2,500)	$32,813

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
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
Amortization of intangible assets was $363,000 for the Excess and Surplus Lines segment and $0 for the Specialty Admitted Insurance segment for the year ended December 31, 2021.
6.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2023	2022
	(in thousands)
Electronic data processing hardware and software	$19,693	$2,894
Furniture and equipment	2,136	2,132
Property and equipment, cost basis	21,829	5,026
Accumulated depreciation	(4,834)	(3,679)
Property and equipment, net	$16,995	$1,347
7.    Leases
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
At December 31, 2023, lease liabilities and right-of-use assets associated with the Company's operating leases were $8.0 million and $7.8 million, respectively ($9.0 million and $8.1 million at December 31, 2022, respectively). The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.8% and 3.3 years, respectively, as of December 31, 2023.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2023, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheets:

Years ending December 31,	(in thousands)
2024	$3,102
2025	3,047
2026	1,069
2027	783
2028	515
Thereafter	158
Total lease payments	8,674
Less imputed interest	(637)
Total operating lease liabilities	$8,037
Operating lease liabilities include $4.3 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $4.6 million, $4.6 million, and $4.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of (loss) income and comprehensive loss.
8.    Reserve for Losses and Loss Adjustment Expenses
In establishing the reserve for losses and loss adjustment expenses, the Company’s internal actuaries estimate an initial expected ultimate loss ratio for each of our lines of business by accident year. Input from the Company’s underwriting and claims departments, including premium pricing assumptions and historical experience, are considered by the Company’s internal actuaries in estimating the initial expected loss ratios. The Company’s internal actuaries generally utilize five primary actuarial methods in their estimation process for the reserve for losses and loss adjustment expenses. These primary methods are supplemented by additional actuarial methods as the Chief Actuary considers appropriate. For example, these supplemental methods can include frequency and severity methods that utilize claim count data to estimate ultimate losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions and claims handling practices, policy forms, exclusions, and exposures.
In applying these methods to develop an estimate of the reserve for losses and loss adjustment expenses, our internal actuaries use judgment to determine three key parameters for each accident year and line of business: the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods to be used for each accident year and line of business. For the Excess and Surplus Lines segment, the internal actuaries perform a study on each of these parameters at least annually and make recommendations for the initial expected loss ratios, the incurred and paid loss development factors and the weighting of the actuarial methods by accident year and line of business. Members of management’s Reserve Committee review and approve the parameter review actuarial recommendations, and absent any developments requiring an earlier review, these approved parameters are used in the reserve estimation process for the next four quarters at which time a new parameter study is performed. For the Specialty Admitted Insurance segment, expected loss ratios, loss development factors, and loss cost trends are reviewed and updated at least annually.
Different reserving methods are appropriate in different situations, and the Company’s internal actuaries use their judgment and experience to determine the weighting of the methods to use for each accident year and each line of business. For example, the current accident year has very little incurred and paid loss development data on which to base reserve projections. As a result, the Company relies heavily on the initial expected loss ratio in estimating reserves for the current accident year. The

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Company generally sets the initial expected loss ratio for the current accident year consistent with the internal actuaries’ pricing assumptions adjusted upward where warranted based on management's judgment in order to produce the best estimate. We believe that this is a reasonable and appropriate reserving assumption for the current accident year since our pricing assumptions are actuarially driven and since the Company expects to make an acceptable return on the new business written. If actual loss emergence is better than our initial expected loss ratio assumptions, we will experience favorable development and if it is worse than our initial expected loss ratio assumptions, we will experience adverse development. Conversely, sufficient incurred and paid loss development data is available for the oldest accident years, so more weight is given to this development data and less weight is given to the initial expected loss ratio.
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $660,000, $580,000, and $607,000 at December 31, 2023, 2022, and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,080,766	$974,221	$1,078,248
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	463,530	429,260	383,964
Prior years - retroactive reinsurance	4,991	15,742	—
Prior years - excluding retroactive reinsurance	31,636	(4,360)	188,210
Total incurred losses and loss and adjustment expenses	500,157	440,642	572,174
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	32,410	33,720	32,923
Prior years	296,549	284,635	386,826
Total loss and loss adjustment expense payments	328,959	318,355	419,749
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	4,991	15,742	—
Deduct: Loss reserves ceded in loss portfolio transfer	—	—	256,452
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,246,973	1,080,766	974,221
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,359,134	1,260,197	1,336,058
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,606,107	$2,340,963	$2,310,279
The foregoing reconciliation shows that $31.6 million of net adverse development was experienced in 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This net adverse reserve development included $32.6 million of net adverse development in the Excess and Surplus Lines segment, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021, and $972,000 of net favorable development in the Specialty Admitted Insurance segment.
The foregoing reconciliation shows that $4.4 million of net favorable development was experienced in 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This net favorable reserve development included $210,000 of net favorable development in the Excess and Surplus Lines segment and $4.2 million of net favorable development in the Specialty Admitted Insurance segment. The Company also experienced $5.0 million of net catastrophe losses in the current accident year in 2022 related to Hurricane Ian.
The foregoing reconciliation shows that $188.2 million of net adverse development was experienced in 2021 on the reserve for losses and loss adjustment expenses held at December 31, 2020. This net adverse reserve development included $190.7 million of net adverse development in the Excess and Surplus Lines segment including $200.1 million of net adverse

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
development in the commercial auto line of business that was primarily related to the 2019 and prior accident years with Rasier. The adverse development for commercial auto was partially offset by $9.4 million of net favorable development in the Core E&S underwriting divisions. The Company also experienced $2.5 million of net favorable development on prior accident years in the Specialty Admitted Insurance segment, as losses on our workers’ compensation business written prior to 2020 continued to develop more favorably than we had anticipated. The Company also experienced $5.0 million of net catastrophe losses in the current accident year in 2021 related to Hurricane Ida.
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
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the loss portfolio transfer to exceed the consideration paid, the loss portfolio transfer moves into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $64.4 million and $46.7 million, respectively, on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $59.4 million and $31.0 million, respectively, were recorded in losses and loss adjustment expenses on the Consolidated Statements of (Loss) Income and Comprehensive Loss for the years ended December 31, 2023 and 2022 using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $456.2 million and $391.8 million as of December 31, 2023 and 2022, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT separately presented on the Company's Consolidated Balance Sheets was $20.7 million and $15.7 million at December 31, 2023 and 2022, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2023 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2022 and prior is presented as “unaudited” supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$114,942	$104,092	$90,267	$82,232	$84,074	$88,904	$90,191	$90,944	$91,391	$94,877
2015		126,443	113,417	104,847	102,434	103,688	110,466	114,398	116,085	118,599
2016			138,507	125,093	126,050	126,971	125,097	132,235	135,491	141,242
2017				144,349	131,897	132,136	124,265	128,674	134,272	147,196
2018					167,004	158,458	146,633	150,687	151,563	167,237
2019						214,653	194,759	189,671	188,061	204,844
2020							239,897	211,732	207,210	231,658
2021								304,435	286,343	274,120
2022									340,436	293,402
2023										369,255
Total										$2,042,430

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,412	$16,969	$28,212	$43,891	$58,774	$71,549	$76,523	$79,980	$85,433	$89,769
2015		4,048	17,164	34,801	55,911	73,455	87,344	94,494	103,138	110,860
2016			5,180	22,852	46,045	70,105	90,166	102,072	116,059	126,916
2017				5,290	22,956	42,764	64,924	81,303	102,866	120,229
2018					6,000	26,160	50,679	76,494	105,538	124,903
2019						8,235	31,346	62,227	103,836	136,289
2020							8,642	34,561	73,106	117,892
2021								11,693	55,070	100,649
2022									12,713	51,537
2023										10,927
Total										$989,971
All outstanding losses and loss adjustment expenses prior to 2014, net of reinsurance (76 claims outstanding)										$11,111
Total outstanding losses and loss adjustment expenses, net of reinsurance										$1,063,570

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Excess and Surplus Lines — Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$20,487	$14,071	$17,233	$18,953	$19,779	$18,303	$19,196	$20,013	$20,222	$20,121
2015		30,109	33,113	35,149	36,139	36,636	37,839	38,046	37,915	37,950
2016			74,340	109,286	126,791	147,122	157,712	164,399	164,046	165,744
2017				207,355	208,743	272,421	319,472	355,713	366,636	376,251
2018					255,881	230,220	283,408	349,067	371,637	389,244
2019						262,306	240,773	339,771	365,279	408,340
2020							19,133	10,899	12,324	19,009
2021								21,154	16,565	17,319
2022									26,126	19,921
2023										18,181
Total										$1,472,080

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$6,166	$8,645	$12,679	$16,359	$18,678	$17,745	$18,301	$19,163	$20,070	$20,077
2015		8,356	15,234	24,282	31,592	34,819	35,983	36,710	37,462	37,725
2016			18,295	54,054	89,381	125,108	141,545	152,030	158,819	162,219
2017				41,467	107,377	192,961	252,169	309,860	344,235	364,501
2018					45,136	119,099	184,686	257,346	329,009	368,865
2019						44,225	107,182	192,982	285,725	358,920
2020							628	2,854	7,304	14,151
2021								2,810	4,313	10,325
2022									1,897	5,365
2023										2,066
Total										$1,344,214
Total outstanding losses and loss adjustment expenses, net of reinsurance before Rasier LPT										$127,866
Reinsurance recoverable for Rasier LPT										$78,065
Total outstanding losses and loss adjustment expenses, net of reinsurance										$49,801

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Specialty Admitted — Individual Risk Workers’ Compensation

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$16,638	$16,652	$14,620	$13,890	$12,704	$12,704	$12,573	$12,685	$12,553	$12,424
2015		20,938	21,274	19,741	18,376	17,626	16,492	16,468	16,409	16,096
2016			21,678	20,299	18,050	15,800	14,050	13,069	12,790	12,510
2017				24,869	22,071	19,779	18,810	16,606	15,487	15,360
2018					16,432	16,288	16,038	14,200	12,139	11,829
2019						20,253	21,056	20,631	18,129	17,624
2020							20,137	22,240	19,389	18,934
2021								14,519	14,713	12,668
2022									14,507	11,828
2023										21,095
										$150,368

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$4,633	$10,648	$12,041	$12,236	$12,282	$12,282	$12,276	$12,287	$12,306	$12,308
2015		6,604	13,285	15,118	15,889	15,901	16,068	16,069	16,071	16,071
2016			4,664	10,227	12,135	12,432	12,481	12,483	12,483	12,483
2017				6,546	12,782	14,285	15,195	15,210	15,236	15,279
2018					4,497	9,034	11,412	11,746	11,765	11,752
2019						5,473	13,776	16,254	16,909	17,154
2020							7,394	14,668	16,665	17,206
2021								5,874	10,780	11,679
2022									5,943	9,732
2023										6,126
Total										$129,790
All outstanding losses and loss adjustment expenses prior to 2014, net of reinsurance (6 claims outstanding)										$341
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$3,701
Total outstanding losses and loss adjustment expenses, net of reinsurance										$24,620

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Specialty Admitted — Fronting and Programs

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,460	$3,468	$3,818	$3,425	$3,228	$3,083	$3,081	$3,068	$3,061	$2,939
2015		7,136	9,632	9,358	8,974	8,384	8,444	8,436	8,279	8,195
2016			11,542	15,670	14,682	15,522	14,468	15,090	14,304	13,289
2017				21,229	24,271	25,201	24,728	25,097	24,893	23,128
2018					21,758	20,677	19,822	20,158	19,268	19,193
2019						18,832	19,020	19,991	18,956	18,777
2020							25,433	28,131	31,555	34,705
2021								39,999	44,857	47,505
2022									47,262	51,101
2023										53,635
Total										$272,467

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$883	$1,687	$2,369	$2,728	$2,854	$2,916	$2,917	$2,926	$2,939	$2,941
2015		2,058	4,666	6,165	6,919	7,329	7,654	7,728	7,824	8,007
2016			1,894	5,123	6,888	10,732	10,896	11,711	12,142	12,321
2017				1,223	6,682	13,065	15,854	18,219	20,655	20,770
2018					885	4,972	10,495	12,631	14,059	15,424
2019						4,358	5,125	9,958	13,007	14,914
2020							5,375	15,678	20,903	26,523
2021								8,347	18,106	27,156
2022									13,018	23,284
2023										13,145
Total										$164,485
All outstanding losses and loss adjustment expenses, net of reinsurance										$107,982
Outstanding losses and loss adjustment expenses, assumed from involuntary pools										$1,000
Total outstanding losses and loss adjustment expenses, net of reinsurance										$108,982

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2023 is as follows (in thousands):

E&S – excluding commercial auto	$1,063,570
E&S – commercial auto	49,801
Specialty Admitted – individual risk workers’ compensation	24,620
Specialty Admitted – fronting and programs	108,982
Net reserve for losses and loss adjustment expenses	1,246,973
Reinsurance recoverables on unpaid losses (gross of $660,000 allowance for credit losses on reinsurance recoverables)	1,359,134
Gross reserve for losses and loss adjustment expenses	$2,606,107
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2023.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	3.7%	12.7%	15.1%	17.4%	14.8%	12.0%	8.2%	6.2%	6.1%	3.8%
E&S – commercial auto	13.8%	15.7%	23.0%	21.7%	13.6%	4.8%	3.5%	2.8%	1.1%	0.0%
Specialty Admitted – individual risk workers’ compensation	28.5%	32.5%	14.8%	8.1%	6.4%	3.3%	1.9%	1.0%	1.0%	0.8%
Specialty Admitted – fronting and programs	18.7%	21.4%	20.7%	13.3%	7.6%	5.4%	4.5%	3.5%	2.3%	2.1%
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
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2014	$94,877	$1,888	2,278
2015	118,599	3,198	2,706
2016	141,242	4,198	3,285
2017	147,196	9,122	3,322
2018	167,237	19,021	4,728
2019	204,844	30,925	6,143
2020	231,658	63,022	5,590
2021	274,120	123,776	4,803
2022	293,402	198,836	4,185
2023	369,255	337,417	2,712

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before Rasier LPT	IBNR net of Rasier LPT	Cumulative # of Reported Claims
	($ in thousands)
2014	$20,121	$44	$20	7,764
2015	37,950	225	143	41,771
2016	165,744	1,032	106	89,117
2017	376,251	4,679	176	134,150
2018	389,244	8,474	157	97,342
2019	408,340	13,992	317	71,492
2020	19,009	1,212	1,212	633
2021	17,319	4,364	4,364	785
2022	19,921	11,871	11,871	501
2023	18,181	14,452	14,452	263
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2014	$12,424	$26	851
2015	16,096	25	975
2016	12,510	26	835
2017	15,360	54	1,093
2018	11,829	32	1,238
2019	17,624	338	1,555
2020	18,934	808	1,381
2021	12,668	298	1,301
2022	11,828	759	1,046
2023	21,095	3,017	860

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
 Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2014	$2,939	$—	858
2015	8,195	50	1,363
2016	13,289	290	2,823
2017	23,128	1,043	6,805
2018	19,193	1,365	7,407
2019	18,777	1,806	8,154
2020	34,705	3,178	9,039
2021	47,505	10,971	10,622
2022	51,101	16,914	9,745
2023	53,635	27,444	8,035
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure.
9.    Reinsurance
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
At December 31, 2023, the Company had reinsurance recoverables on unpaid losses of $1,358.5 million and reinsurance recoverables on paid losses of $158.0 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or trust agreements, or represent recoverables from a state residual market for automobile insurance.
At December 31, 2023, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $366.1 million, $162.1 million, and $78.1 million, representing 44.6% of the total balance.
At December 31, 2023, prepaid reinsurance premiums ceded to the three reinsurers with the largest amount of prepaid reinsurance premiums totaled $51.2 million, $25.0 million, and $24.1 million, representing 34.2% of the total balance.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Written premiums:
Direct	$1,506,668	$1,408,524	$1,322,034
Assumed	1,992	2,848	3,184
Ceded	(814,759)	(745,926)	(740,033)
Net	$693,901	$665,446	$585,185
Earned premiums:
Direct	$1,496,708	$1,378,619	$1,255,875
Assumed	2,250	3,032	3,198
Ceded	(790,953)	(751,917)	(697,702)
Net	$708,005	$629,734	$561,371
Losses and loss adjustment expenses:
Direct	$1,204,532	$937,393	$1,117,673
Assumed	2,032	1,344	2,325
Ceded	(706,407)	(498,095)	(547,824)
Net	$500,157	$440,642	$572,174
10.    Senior Debt
The Company has a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2023:
•    A $102.5 million secured revolving facility utilized by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At December 31, 2023, the Company had $42.7 million of letters of credit issued under the secured facility.
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin (1.75% at December 31, 2023), which is subject to change according to terms in the credit agreement. At December 31, 2023 and 2022, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
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
A subsidiary of the bank holding company for which the former Non-Executive Chairman of the Company was previously Lead Independent Director is one of the lenders for the 2013 Facility, with a $50.0 million commitment allocation on the total $315.0 million 2013 Facility.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2023, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders have waived this default through March 1, 2025, and in any event, we expect it to be cured upon the closing of the sale of JRG Re, at which time we expect JRG Re to be removed as a borrower under the 2017 Facility.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit may be used to finance the Borrowers’ general corporate purposes. The 2017 Facility has been amended from time to time since its inception in 2017. On November 8, 2019, the Company entered into a First Amendment to Credit Agreement which, among other things, lowered the applicable interest rate and modified certain negative covenants to be less restrictive. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement which is currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, two, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin (1.50% at December 31, 2023) and will mature 30 days after notice of termination from the lender. Interest accrues quarterly and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At December 31, 2023, unsecured loans of $21.5 million and secured letters of credit totaling $25.5 million were outstanding under the facility. The Company repaid $40.0 million of loans in 2022.
In order to secure borrowings and letters of credit made or issued under the secured portion of the 2017 Facility, JRG Re entered into a pledge and security agreement on August 2, 2017 with the lender, pursuant to which JRG Re pledged certain investment securities. In the event the Company elects to pledge investment securities as collateral for the secured portion of the revolving credit facility, the Company will enter into a similar pledge and security agreement.
An affiliate of the lender under the 2017 Facility was an underwriter in the December 2014 initial public offering of the Company’s common shares and a joint lead book-running manager in the Company’s May 2021 public offering of the Company’s common shares.
The 2017 Facility contains certain financial and other covenants with which we are in compliance at December 31, 2023, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders have waived this default through March 1, 2025, and in any event, we expect it to be cured upon the closing of the sale of JRG Re, at which time we expect JRG Re to be removed as a borrower under the 2017 Facility.
On May 26, 2004, James River Group issued $15.0 million of unsecured, floating rate senior debentures (the “Senior Debt”), due April 29, 2034 unless accelerated earlier, through an indenture. The Senior Debt is not redeemable by the holder and is not subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a per annum rate of the three-month SOFR on the Determination Date (as defined in the indenture) plus a spread adjustment of 0.26% and a margin of 3.85%. The Senior Debt is redeemable prior to its stated maturity in whole or in part, at the option of James River Group.
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
The terms of the Senior Debt contain certain covenants, with which the Company was in compliance at December 31, 2023, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
Interest payable is included in “accrued expenses” in the accompanying consolidated balance sheets.
11.    Junior Subordinated Debt
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
Years ended December 31, 2023, 2022, and 2021
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
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2023 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2023.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. For the years ended December 31, 2023 and 2022, cash dividends of $10.5 million and $8.8 million were declared, respectively, of which $2.6 million was payable at December 31 of both years.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. As of December 31, 2023, net adverse reserve development exceeded the threshold. If net adverse reserve development exceeds the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price will be adjusted pursuant to the Certificate of Designations and the adjusted conversion price will become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price have been met at December 31, 2023.
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
Years ended December 31, 2023, 2022, and 2021
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

	Year Ended December 31,
	2023	2022

Issued and outstanding common shares, beginning of year	37,470,237	37,373,066
Vesting of RSU awards	171,326	97,171
Issued and outstanding common shares, end of year	37,641,563	37,470,237
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
The Company has 5,132,650 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable, and 5,971,184 common shares reserved for issuance upon conversion of the Series A Preferred Shares.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The Board of Directors declared the following cash dividends on common shares in 2023, 2022, and 2021:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,922
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	$1,921
July 27, 2023	$0.05	September 11, 2023	September 29, 2023	$1,922
October 26, 2023	$0.05	December 11, 2023	December 29, 2023	$1,919
Total	$0.20			$7,684
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	$1,908
July 26, 2022	$0.05	September 12, 2022	September 30, 2022	$1,908
October 25, 2022	$0.05	December 12, 2022	December 30, 2022	$1,908
Total	$0.20			$7,632
2021
February 24, 2021	$0.30	March 15, 2021	March 31, 2021	$9,345
April 27, 2021	$0.30	June 14, 2021	June 30, 2021	$11,291
July 27, 2021	$0.30	September 13, 2021	September 30, 2021	$11,282
October 26, 2021	$0.30	December 13, 2021	December 31, 2021	$11,292
Total	$1.20			$43,210
Included in the dividends are $159,000, $141,000 and $404,000 of dividend equivalents on RSUs, of which $255,000, $335,000 and $518,000 were payable as of December 31, 2023, 2022, and 2021, respectively.
14.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 25, 2022, increasing the number of shares available for issuance under the 2014 LTIP by 811,500 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at December 31, 2023, 1,521,880 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at December 31, 2023, 66,999 shares are available for grant.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	287,974	$35.26	287,974	$35.26	463,324	$32.25
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(126,798)	$22.26
Lapsed	(164,548)	$32.07	—	$—	—	$—
Forfeited	(49,036)	$35.50	—	$—	(48,552)	$40.42
End of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
Exercisable, end of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
All of the outstanding options are fully vested (vesting period of three years from date of grant) and have a contractual life of seven years from the original date of grant. All of the outstanding options have an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The total intrinsic value of options exercised during 2023, 2022 and 2021 was $0, $0 and $1.3 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $0 at December 31, 2023, 2022 and 2021. The fair value used for calculating intrinsic values was $9.24, $20.91 and $28.81 at December 31, 2023, 2022 and 2021, respectively.
The weighted-average remaining contractual life of the options outstanding and exercisable at December 31, 2023 is 0.1 years. There were no options granted in 2023, 2022, or 2021. The value of the options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model.
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	665,458	$25.98	292,135	$45.89	399,856	$43.59
Granted	388,517	$24.13	560,680	$20.61	161,971	$47.82
Vested	(250,793)	$30.99	(147,530)	$45.16	(194,157)	$42.74
Forfeited	(51,928)	$24.08	(39,827)	$25.41	(75,535)	$45.98
Unvested, end of year	751,254	$23.48	665,458	$25.98	292,135	$45.89
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors generally have a one year vesting period. The total fair value of shares vested in 2023, 2022 and 2021 was $5.6 million, $3.8 million and $9.1 million, respectively. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant. The RSUs granted in 2023 include 91,818 PRSU awards.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. Compensation cost for PRSUs is based upon the probable outcome of performance conditions. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Share based compensation expense	$9,116	$8,122	$6,658
U.S. tax benefit on share based compensation expense	$1,690	$1,526	$1,206
At December 31, 2023, the Company had $10.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.
15.    Income Taxes
Currently, James River Group Holdings, Ltd. and its Bermuda-based subsidiary, JRG Re, are not subject to income or capital tax. The Companies have obtained from the Bermuda Minister of Finance an assurance that, in the event Bermuda enacts legislation imposing tax, the imposition of any such tax shall not be applicable to the Company until March 31, 2035 (the “EUTP Act”). Effective for tax years beginning on or after January 1, 2025, Bermuda has introduced the Corporate Income Tax Act 2023 ("CIT Act") where a Bermuda Constituent Entity group (BCE) that is part of an “in scope Multi-National Enterprise group” (MNE) will be subject to a 15% corporate income tax. The CIT Act will supersede the assurance received from the Bermuda Minister of Finance under the EUTP Act.
A MNE group with a limited international footprint is not an in scope MNE, thus not subject to CIT. The limited international footprint exception is a year-by-year test and expires after tax year 2029. James River Group Holdings, Ltd. is expected to meet the criteria of the limited international footprint exception, and as such is not expected to be subject to tax under the CIT act.
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. No distributions occurred in 2023, 2022 or 2021.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return.
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2020.
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
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal statutory tax rates of 0% and 21% have been used in 2023, 2022 and 2021 for Bermuda and the U.S., respectively. The U.S. income (loss) before Federal income taxes was $119.9 million, $85.9 million, and $(89.3) million for the years ending December 31, 2023, 2022, and 2021, respectively. The Tax Act base-erosion and anti-abuse tax (“BEAT”) provisions impose a minimum tax on applicable taxpayers that make certain payments to related foreign persons. BEAT subjects the modified taxable income of an applicable taxpayer to a specified tax rate (10% in 2023). Modified taxable income is generally calculated by adding back certain payments to related foreign persons to regular taxable income. A reconciliation of the difference

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Federal income tax expense (benefit) at applicable statutory rates	$25,175	$18,041	$(18,750)
Tax-exempt investment income	(230)	(225)	(278)
Dividends received deduction	(386)	(315)	(298)
Excess tax expense (benefits) on share based compensation	449	530	(208)
Provision to return and amended tax returns	(211)	124	(3,945)
Excess §162(m) compensation	522	210	210
Other	(14)	49	23
Federal income tax expense (benefit)	$25,305	$18,414	$(23,246)
U.S. state income tax expense	400	—	11
Total income tax expense (benefit)	$25,705	$18,414	$(23,235)
The significant components of net deferred tax assets at the corporate income tax rate of 21% for the years ended December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$3,302	$3,539
Reserve for losses and loss adjustment expenses	27,260	20,706
Unearned premiums	12,484	13,034
Share based compensation	1,692	1,842
Allowance for credit losses	3,240	2,549
Net unrealized losses	16,613	24,066
Other	4,836	3,991
Total deferred tax assets	69,427	69,727
Deferred tax liabilities:
Intangible assets	6,733	7,281
Deferred policy acquisition costs	6,614	6,896
Equity method investments	3,470	3,327
Other	4,313	3,379
Total deferred tax liabilities	21,130	20,883
Net deferred tax assets	$48,297	$48,844
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2023 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company is considered a mixed company for net operating loss carryforward rules. A 20-year carryforward without an annual income limitation is applicable for insurance companies. The carryforward period for non-insurance companies is unlimited but limited to 80% of the current year taxable income. At December 31, 2023, the Company has no net operating loss carryforwards.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2023 or 2022.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. For the years ended December 31, 2023, 2022, and 2021, the Company paid $0, $0, and $338,000, respectively, of federal excise taxes on its intercompany reinsurance transactions. The Company also paid excise taxes of $194,000, $842,000, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s Consolidated Statements of (Loss) Income and Comprehensive Loss.
16.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Amortization of policy acquisition costs	$72,633	$49,809	$41,886
Other underwriting expenses of the insurance segments	87,083	71,501	63,626
Other operating expenses of the Corporate and Other segment	33,940	31,260	27,609
Total	$193,656	$152,570	$133,121
Other expenses of $3.8 million, $795,000, and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, primarily consist of certain nonoperating expenses including legal fees related to a class action lawsuit, legal and other professional fees related to the Company's May 2021 common share offering, legal and other professional fees and other expenses related to various strategic initiatives including loss portfolio transfers accounted for as retroactive reinsurance, and employee severance costs.
17.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2023, 2022, and 2021, the expense associated with the Savings Plans totaled $4.1 million, $3.5 million, and $3.4 million, respectively.
18.    Commitments and Contingent Liabilities
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
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the “Second Amended Complaint”). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the “Second MTD”). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant’s reply to the Plaintiffs’ opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We engaged in mediation in the fourth quarter of 2023 and on December 7, 2023, in connection with the mediation, we reached an agreement in principle to settle the action. On December 22, 2023, the parties submitted the stipulation of settlement to the Court for approval. The settlement provides for a full release of all defendants in connection with the allegations made and a settlement payment to the class of $30 million, inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs, all of which will be paid by the Company’s insurance carriers. On January 26, 2024 the Court issued an order granting preliminary approval of the settlement and scheduled a final settlement hearing for May 24, 2024.
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Mr. Glantz alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive, that the Company failed to disclose that it lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance and as a result the Company overstated its net income, and that, as a result, Mr. Glantz suffered unspecified damages. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the Court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. The court's appointment of Lead Plaintiff is pending. The Company believes that the claims are without merit and intends to vigorously defend this lawsuit.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts to Rasier (the “Rasier Commercial Auto Policies”) under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. For the years ended December 31, 2023 and 2022, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $64.4 million and $46.7 million, respectively, on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $456.2 million at December 31, 2023.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2023, the balance in the Indemnity Trust was $138.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $183.6 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2023, the balance in the LPT Trust was $63.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Auto LPT was $83.8 million. At December 31, 2023, the total reinsurance recoverables under the Commercial Auto LPT was $84.5 million (including $78.1 million of unpaid recoverables and $6.4 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2023, the balance in the Loss Fund Trust was $72.4 million, including $45.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $20.0 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
19.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$105,368	$(219,788)	$(54,132)
U.S. income taxes	(6,313)	26,780	6,189
Unrealized gains (losses) arising during the period, net of U.S. income taxes	99,055	(193,008)	(47,943)
Less reclassification adjustment:
Net realized investment (losses) gains	(339)	275	4,924
U.S. income taxes	71	(261)	(946)
Reclassification adjustment for investment (losses) gains realized in net income	(268)	14	3,978
Other comprehensive income (loss)	$99,323	$(193,022)	$(51,921)
In addition to the net realized investment (losses) gains of $(339,000), $275,000, and $4.9 million on available-for-sale fixed maturity securities for the years ended December 31, 2023, 2022, and 2021, the Company recognized net realized and unrealized investment gains (losses) in the respective years of $5.5 million, $(5.7) million, and $2.0 million on its investments in bank loan participations and $5.2 million, $(11.1) million, and $4.3 million on its investments in equity securities.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
20.    Segment Information
The Company's continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted fronting and program business and workers’ compensation insurance coverage. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considers Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments. Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Consolidated Statements of (Loss) Income and Comprehensive Loss less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfer in Note 8 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $5.3 million, $3.8 million, and $4.5 million from the Specialty Admitted Insurance segment for the years ended December 31, 2023, 2022, and 2021, respectively, was included in other income and in underwriting profit (loss). Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds.

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2023
Gross written premiums	$1,007,351	$501,309	$—	$1,508,660
Net earned premiums	609,566	98,439	—	708,005
Segment revenues	690,388	119,777	1,844	812,009
Net investment income	69,325	13,568	1,153	84,046
Interest expense	—	—	24,627	24,627
Underwriting profit of operating segments	54,347	4,077	—	58,424
Segment goodwill	181,831	—	—	181,831
Segment assets	3,083,798	1,387,020	63,039	4,533,857

As of and for the Year Ended December 31, 2022
Gross written premiums	$921,164	$490,208	$—	$1,411,372
Net earned premiums	555,597	74,137	—	629,734
Segment revenues	570,087	81,593	9,834	661,514
Net investment income	28,664	5,068	9,456	43,188
Interest expense	—	—	13,872	13,872
Underwriting profit of operating segments	83,051	4,234	—	87,285
Segment goodwill	181,831	—	—	181,831
Segment assets	2,627,956	1,277,988	85,332	3,991,276

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021

As of and for the Year Ended December 31, 2021
Gross written premiums	$833,657	$491,561	$—	$1,325,218
Net earned premiums	486,000	75,371	—	561,371
Segment revenues	508,829	83,855	16,351	609,035
Net investment income	13,811	3,044	15,134	31,989
Interest expense	—	—	8,922	8,922
Underwriting (loss) profit of operating segments	(121,478)	9,667	—	(111,811)
Segment goodwill	181,831	—	—	181,831
Segment assets	1,997,192	1,062,125	647,700	3,707,017
The following table reconciles the underwriting profit (loss) of operating segments by individual segment to consolidated income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$54,347	$83,051	$(121,478)
Specialty Admitted Insurance	4,077	4,234	9,667
Total underwriting profit (loss) of operating segments	58,424	87,285	(111,811)
Other operating expenses of the Corporate and Other segment	(33,940)	(31,260)	(27,609)
Underwriting profit (loss)	24,484	56,025	(139,420)
Losses and loss adjustment expenses - retroactive reinsurance	(4,991)	(15,742)	—
Net investment income	84,046	43,188	31,989
Net realized and unrealized gains (losses) on investments	10,441	(15,720)	10,818
Other income	4,216	551	353
Other expenses	(3,792)	(795)	(2,585)
Interest expense	(24,627)	(13,872)	(8,922)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	(2,500)	—	—
Income (loss) from continuing operations before income taxes	$86,914	$53,272	$(108,130)
The Company currently has 15 underwriting divisions, including 14 in the Excess and Surplus Lines segment, and one in the Specialty Admitted Insurance segment. Each underwriting division focuses on a specific industry group or coverage.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Excess Casualty	$339,870	$310,383	$285,082
General Casualty	202,861	173,574	140,608
Manufacturers and Contractors	180,074	156,645	139,720
Excess Property	64,574	52,104	47,241
Energy	51,593	42,290	46,216
Small Business	38,561	36,930	32,593
Allied Health	30,904	34,156	35,192
Commercial Auto	29,379	37,974	34,630
Life Sciences	27,595	32,277	35,935
Sports and Entertainment	17,826	13,934	9,442
Environmental	13,832	20,676	17,050
Professional Liability	9,264	8,936	8,104
Medical Professionals	955	1,285	1,844
Management Liability	63	—	—
Total Excess and Surplus Lines segment	1,007,351	921,164	833,657
Specialty Admitted Insurance segment	501,309	490,208	491,561
Total	$1,508,660	$1,411,372	$1,325,218
The Company does business with three brokers that generated $324.7 million, $246.4 million and $145.2 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2023, representing 21.5%, 16.3% and 9.6% of consolidated gross written premiums and 32.2%, 24.5% and 14.4% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2023. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2023.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including independent retail agents, program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $163.1 million and $96.5 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2023, representing 10.8% and 6.4% of consolidated gross written premiums and 32.5% and 19.2% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2023.
21.    Fair Value Measurements
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
Years ended December 31, 2023, 2022, and 2021
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
Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$248,837	$—	$248,837
Residential mortgage-backed	—	317,928	—	317,928
Corporate	—	505,728	—	505,728
Commercial mortgage and asset-backed	—	222,853	—	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,130	—	—	29,130
Total fixed maturity securities, available-for-sale	$29,130	$1,295,346	$—	$1,324,476
Equity securities:
Preferred stock	$—	$69,310	$—	$69,310
Common stock	48,370	2,254	11	50,635
Total equity securities	$48,370	$71,564	$11	$119,945
Bank loan participations	$—	$156,169	$—	$156,169
Short-term investments	$—	$72,137	$—	$72,137

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$229,254	$—	$229,254
Residential mortgage-backed	—	274,575	—	274,575
Corporate	—	420,045	—	420,045
Commercial mortgage and asset-backed	—	218,388	—	218,388
U.S. Treasury securities and obligations guaranteed by the U.S. government	28,721	320	—	29,041
Total fixed maturity securities, available-for-sale	$28,721	$1,142,582	$—	$1,171,303
Equity securities:
Preferred stock	$—	$67,374	$—	$67,374
Common stock	45,232	2,542	7	47,781
Total equity securities	$45,232	$69,916	$7	$115,155
Bank loan participations	$—	$54,281	$—	$54,281
Short-term investments	$—	$95,351	$—	$95,351
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$7	$39	$362
Transfers in to Level 3	—	—	3
Transfers out of Level 3	—	—	(3)
Purchases	—	—	—
Sales	—	(35)	(156)
Maturities, calls and paydowns	—	—	(143)
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	4	3	(24)
Included in other comprehensive income	—	—	—
Ending balance	$11	$7	$39
The Company held one equity security at December 31, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $11,000 for the equity security was obtained from our asset manager and was derived from an internal model.
The Company held one equity security at December 31, 2022 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $7,000 for the equity security was obtained from our asset manager and was derived from an internal model.
The Company held one equity security at December 31, 2021 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $39,000 for the equity security was based on expected proceeds from its sale.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
During 2021, one equity security was transferred from Level 2 to Level 3 as the security was no longer actively traded. This security was exchanged for an equity security that was publicly traded and it was transferred from Level 3 to Level 1.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes.
There were no transfers between Level 1 and Level 2 during 2023, 2022 or 2021. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2023 and 2022.
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,324,476	$1,324,476	$1,171,303	$1,171,303
Equity securities	119,945	119,945	115,155	115,155
Bank loan participations	156,169	156,169	54,281	54,281
Cash and cash equivalents	274,298	274,298	159,200	159,200
Restricted cash equivalents	72,449	72,449	103,215	103,215
Short-term investments	72,137	72,137	95,351	95,351
Other invested assets – notes receivable	12,174	11,702	7,205	7,703
Liabilities
Senior debt	222,300	233,408	222,300	226,063
Junior subordinated debt	104,055	138,264	104,055	127,149
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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2023 and 2022 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2023 and 2022, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at December 31, 2023.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
The fair values of senior debt and junior subordinated debt at December 31, 2023 and 2022 were determined using inputs to the valuation methodology that are unobservable (Level 3).
22.    Statutory Matters
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
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2023, 2022, and 2021 and for the years then ended are summarized as follows:

	2023	2022	2021
	(in thousands)
Statutory net income (loss)	$90,469	$42,565	$(3,847)
Statutory capital and surplus	615,427	493,303	325,368
Minimum required statutory capital and surplus	220,449	165,809	111,031
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2023, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
23.    Dividend Restrictions
U.S.
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2024 without regulatory approval is $107.1 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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
24.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $2.1 million for each of the years ended December 31, 2023, 2022, and 2021, respectively.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021
25.    Subsequent Events
On February 15, 2024, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on March 29, 2024 to shareholders of record on March 11, 2024.
On February 15, 2024, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.6 million will be payable in cash on April 1, 2024 to shareholders of record on March 15, 2024.
On February 15, 2024, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with an aggregate fair value of $9.4 million and a grant date of March 1, 2024.
The 2013 Facility and 2017 Facility contain certain financial and other covenants with which we are in compliance at December 31, 2023, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). On February 26, 2024, our lenders waived this default through March 1, 2025, which, in any event, we expect to be cured upon the closing of the sale of JRG Re, at which time we expect JRG Re to be removed as a borrower under the 2013 Facility and 2017 Facility.
On February 26, 2024, JRGH received $5.8 million from JRG Re representing the cash portion of the pre-closing dividend pursuant to the Stock Purchase Agreement covering the sale of JRG Re. See Note 2 - Discontinued Operations.
26.    Unaudited Selected Quarterly Financial Data
The following is a summary of the unaudited quarterly results of operations:

	2023 Quarter				2023
	First	Second	Third	Fourth	Year
	(in thousands except per share data)
Gross written premiums	$353,454	$423,050	$342,851	$389,305	$1,508,660
Total revenues	188,804	194,782	210,319	218,104	812,009
Underwriting profit	7,314	1,878	11,827	3,465	24,484

Income from continuing operations	5,302	12,129	23,722	20,056	61,209
Income (loss) from discontinued operations	1,704	3,785	(4,171)	(170,211)	(168,893)
Net income (loss)	7,006	15,914	19,551	(150,155)	(107,684)
Net income (loss) available to common shareholders	4,381	13,289	16,926	(152,780)	(118,184)
Comprehensive income (loss)	37,908	(543)	(20,675)	(25,051)	(8,361)
Net income (loss) per common share:
Basic
Continuing operations	$0.07	$0.25	$0.56	$0.46	$1.35
Discontinued operations	$0.05	$0.10	$(0.11)	$(4.52)	$(4.49)
	$0.12	$0.35	$0.45	$(4.06)	$(3.14)
Diluted
Continuing operations	$0.07	$0.25	$0.55	$0.46	$1.34
Discontinued operations	$0.05	$0.10	$(0.10)	$(3.89)	$(4.47)
	$0.12	$0.35	$0.45	$(3.43)	$(3.13)

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2023, 2022, and 2021

	2022 Quarter				2022
	First	Second	Third	Fourth	Year
	(in thousands except per share data)
Gross written premiums	$329,992	$391,602	$328,174	$361,604	$1,411,372
Total revenues	157,625	154,856	162,228	186,805	661,514
Underwriting profit	13,792	14,698	8,240	19,295	56,025

Income (loss) from continuing operations	13,939	7,219	(12,161)	25,861	34,858
(Loss) income from discontinued operations	(3,734)	445	7,540	(8,136)	(3,885)
Net income (loss)	10,205	7,664	(4,621)	17,725	30,973
Net income (loss) available to common shareholders	9,330	5,039	(7,246)	15,100	22,223
Comprehensive (loss) income	(75,766)	(50,936)	(65,277)	29,930	(162,049)
Net income (loss) per common share:
Basic
Continuing operations	$0.35	$0.12	$(0.39)	$0.62	$0.70
Discontinued operations	$(0.10)	$0.01	$0.20	$(0.22)	$(0.11)
	$0.25	$0.13	$(0.19)	$0.40	$0.59
Diluted
Continuing operations	$0.35	$0.12	$(0.39)	$0.60	$0.69
Discontinued operations	$(0.10)	$0.01	$0.20	$(0.20)	$(0.10)
	$0.25	$0.13	$(0.19)	$0.40	$0.59

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$273,462	$248,837	$248,837
Residential mortgage-backed	336,064	317,928	317,928
Corporate	530,408	505,728	505,728
Commercial mortgage and asset-backed	235,302	222,853	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	29,130	29,130
Total fixed maturity securities, available-for-sale	1,405,136	1,324,476	1,324,476
Equity securities:
Preferred Stock	64,989	69,310	69,310
Common Stock	49,118	50,635	50,635
Total equity securities	114,107	119,945	119,945
Bank loan participations	160,460	156,169	156,169
Short-term investments	72,137	72,137	72,137
Other invested assets			23,383
Total invested assets			$1,696,110

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2023	2022
	(in thousands)
Assets
Cash and cash equivalents	$1,961	$277
Investment in subsidiaries (1)	894,848	1,007,874
Due from subsidiaries	166	41
Other assets	52,013	5,255
Total assets	$948,988	$1,013,447
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$3,971	$1,538
Senior debt	207,300	207,300
Junior subordinated debt	15,928	15,928
Due to subsidiaries	—	87,061
Other liabilities	42,270	2,956
Total liabilities	269,469	314,783
Commitments and contingent liabilities
Series A redeemable preferred shares	144,898	144,898
Shareholders’ equity:
Class A common shares	7	7
Additional paid-in capital	876,240	868,858
Retained deficit	(277,905)	(152,055)
Accumulated other comprehensive (loss) income	(63,721)	(163,044)
Total shareholders’ equity	534,621	553,766
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$948,988	$1,013,447

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of (Loss) Income and Comprehensive Loss (Parent Company)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues:
Other income	$88	$55	$39
Total revenues	88	55	39
Expenses:
Other operating expenses	14,689	12,890	11,632
Other expenses	4,049	747	469
Interest expense	15,685	8,579	5,532
Total expenses	34,423	22,216	17,633
Loss before equity in net income of subsidiaries	(34,335)	(22,161)	(17,594)
Equity in net (loss) income of subsidiaries (1)	(73,349)	53,134	(155,205)
Net (loss) income	$(107,684)	$30,973	$(172,799)
Other comprehensive income (loss):
Equity in other comprehensive earnings (losses) of subsidiaries	99,323	(193,022)	(51,921)
Total comprehensive loss	$(8,361)	$(162,049)	$(224,720)
(1) Includes amounts for JRG Re which is classified as held for sale on our Consolidated Balance Sheets. Operating results of JRG Re are included in discontinued operations in our Consolidated Statements of (Loss) Income and Comprehensive Loss. See Note 2 - Discontinued Operations.
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities
Net (loss) income	$(107,684)	$30,973	$(172,799)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for depreciation and amortization	345	216	216
Share based compensation expense	9,116	8,122	6,658
Equity in undistributed earnings of subsidiaries	73,349	(53,134)	218,204
Changes in operating assets and liabilities	47,673	68,272	(2,364)
Net cash provided by operating activities	22,799	54,449	49,915
Investing activities
Net cash provided by investing activities	—	—	—
Financing activities
Senior debt repayments	—	(40,000)	—
Subsidiary note repayments	—	—	(70,000)
Contribution to subsidiary	—	(144,000)	(128,000)
Payment of debt issuance costs	(1,135)	—	—
Issuance of Series A preferred shares	—	144,898	—
Issuances of common shares - public offering	—	—	192,107
Issuances of common shares under equity incentive plans	—	—	1,877
Payroll taxes withheld and remitted on net settlement of RSUs	(1,734)	(1,304)	(3,077)
Dividends on Series A preferred shares	(10,500)	(6,125)	—
Dividends on common shares	(7,746)	(7,798)	(43,236)
Net cash used in financing activities	(21,115)	(54,329)	(50,329)
Change in cash and cash equivalents	1,684	120	(414)
Cash and cash equivalents at beginning of period	277	157	571
Cash and cash equivalents at end of period	$1,961	$277	$157
Supplemental information
Interest paid	$16,949	$9,342	$5,954
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
Adopted Accounting Standards
No accounting standards were adopted during the year ended December 31, 2023 that had a material impact on our financial statements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2023
Excess and Surplus Lines	$30,625	$1,769,788	$428,570	$609,566	$69,325	$425,035	$75,890	$135,175	$589,551
Specialty Admitted	872	836,319	159,329	98,439	13,568	75,122	(3,257)	24,541	104,350
Corporate and Other	—	—	—	—	1,153	—	—	33,940	—
Total	$31,497	$2,606,107	$587,899	$708,005	$84,046	$500,157	$72,633	$193,656	$693,901
December 31, 2022
Excess and Surplus Lines	$36,917	$1,585,861	$405,139	$555,597	$28,664	$382,094	$59,457	$106,194	$589,056
Specialty Admitted	(4,080)	755,102	173,057	74,137	5,068	58,548	(9,648)	15,116	76,390
Corporate and Other	—	—	—	—	9,456	—	—	31,260	—
Total	$32,837	$2,340,963	$578,196	$629,734	$43,188	$440,642	$49,809	$152,570	$665,446
December 31, 2021
Excess and Surplus Lines	$26,297	$1,623,635	$382,479	$486,000	$13,811	$516,299	$50,281	$91,179	$501,250
Specialty Admitted	(4,898)	686,643	165,998	75,371	3,044	55,875	(8,395)	14,333	83,935
Corporate and Other	—	—	—	—	15,134	—	—	27,609	—
Total	$21,399	$2,310,278	$548,477	$561,371	$31,989	$572,174	$41,886	$133,121	$585,185

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2023
Excess and Surplus Lines Written Premiums	$1,007,351	$417,800	$—	$589,551	—
Specialty Admitted Written Premiums	499,317	396,959	1,992	104,350	1.9%
Total Written Premiums	$1,506,668	$814,759	$1,992	$693,901	0.3%
Year Ended December 31, 2022
Excess and Surplus Lines Written Premiums	$921,164	$332,108	$—	$589,056	—
Specialty Admitted Written Premiums	487,360	413,818	2,848	76,390	3.7%
Total Written Premiums	$1,408,524	$745,926	$2,848	$665,446	0.4%
Year Ended December 31, 2021
Excess and Surplus Lines Written Premiums	$833,657	$332,407	$—	$501,250	—
Specialty Admitted Written Premiums	488,377	407,626	3,184	83,935	3.8%
Total Written Premiums	$1,322,034	$740,033	$3,184	$585,185	0.5%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2023
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,248	$2,826	$(1,158)	$17,916
Allowance for Credit Losses on Reinsurance Balances	580	80	—	660
Total	$16,828	$2,906	$(1,158)	$18,576
Year Ended December 31, 2022
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,680	$1,051	$(1,483)	$16,248
Allowance for Credit Losses on Reinsurance Balances	607	(27)	—	580
Total	$17,287	$1,024	$(1,483)	$16,828
Year Ended December 31, 2021
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$8,317	$9,426	$(1,063)	$16,680
Allowance for Credit Losses on Reinsurance Balances	331	276	—	607
Total	$8,648	$9,702	$(1,063)	$17,287

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Deferred policy acquisition costs	$31,497	$32,837	$21,399
Reserve for losses and loss adjustment expenses	2,606,107	2,340,963	2,310,279
Unearned premiums	587,899	578,196	548,477
Net earned premiums	708,005	629,734	561,371
Net investment income	84,046	43,188	31,989
Losses and loss adjustment expenses incurred:
Current year	463,530	429,260	383,964
Prior years - retroactive reinsurance	4,991	15,742	—
Prior years - excluding retroactive reinsurance	31,636	(4,360)	188,210
Total losses and loss adjustment expenses incurred	500,157	440,642	572,174
Amortization of policy acquisition costs	72,633	49,809	41,886
Paid losses and loss adjustment expenses, net of reinsurance	328,959	318,355	419,749
Net written premiums	693,901	665,446	585,185