Form 10-K/A
period 2023-12-31
James River Group Holdings, Ltd.
filed 2024-04-26
CIK 1620459

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
Clarendon House, 2 Church Street, Hamilton, Pembroke HM11, Bermuda
(Address of principal executive offices)
Registrant’s telephone number, including area code: (441) 295-1422
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

Explanatory Note
James River Group Holdings, Ltd. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2024 Annual General Meeting of Shareholders within 120 days of December 31, 2023, as it intends to delay its 2024 Annual General Meeting of Shareholders to a later date within the 2024 fiscal year.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein. Additionally, Part IV is modified to include as an exhibit the employment agreement for an officer of the Company who is a named executive officer for the first time.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The following table sets forth the names and ages of our directors as of April 17, 2024:

Name	Age	Position(s) with the Company
Matthew B. Botein	51	Director
Thomas L. Brown	67	Director
Frank N. D’Orazio	55	Chief Executive Officer and Director
Kirstin M. Gould	57	Director
Dennis J. Langwell	65	Director
Peter B. Migliorato	65	Director
Patricia H. Roberts	68	Director
Ollie L. Sherman, Jr.	72	Non-Executive Chairman of the Board
The following biographical information is furnished as to each director, along with the primary qualifications that we have identified for each individual to serve on our Board.
Matthew B. Botein has served on our Board of Directors since January 2023. Mr. Botein is a co-founder of Gallatin Point Capital LLC (“Gallatin Point”), a private investment firm founded in 2017, and serves as a Managing Partner of Gallatin Point. Prior to founding Gallatin Point, Mr. Botein served as co-head and Chief Investment Officer for Alternatives of BlackRock Alternative Investors (“BAI”) from 2009 through 2017 and as an advisor to BAI from 2017 through 2020. Prior to joining BAI, Mr. Botein served as a Managing Director and member of the Management Committee at Highfields Capital Management, a Boston-based private investment partnership. He also served as a member of the private equity departments at The Blackstone Group and Lazard Frères & Co. LLC. Mr. Botein currently serves on the board of directors of Fortuna Holdings Limited (parent of Lloyd’s insurer Canopius), Bowhead Insurance Holdings LP, Tower Hill Risk Management, LLC, Trusted Resource Underwriters Exchange (TRUE) and Northeast Bancorp (Nasdaq: NBN). Mr. Botein previously served on the board of directors of PennyMac Financial Services (NYSE: PFSI), Aspen Insurance Holdings (NYSE: AHL), CoreLogic Inc. (NYSE: CLGX), First American Corporation (NYSE: FAF), PennyMac Mortgage Investment Trust (NYSE: PMT) and numerous private companies. He also serves as a member of the Beth Israel Lahey / CJP Board of Managers and as a trustee of Boston Medical Center. Mr. Botein received a Bachelor of Arts degree (magna cum laude) from Harvard College and a M.B.A degree (with high distinction) from Harvard Business School, where he was awarded Baker and Loeb scholarships.
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

Frank N. D’Orazio has served as our Chief Executive Officer and a director and as Chief Executive Officer of James River Group, Inc. since November 2020. Mr. D’Orazio formerly served as Corporate Chief Operating Officer and Chief of Staff of Allied World Assurance Company Holdings, Ltd. (“Allied World”), a global provider of property, casualty and specialty insurance and reinsurance, from March 2019 through January 2020. Prior to that, Mr. D’Orazio served as President, Underwriting and Global Risk of Allied World from December 2014 through February 2019. From September 2009 to December 2014, Mr. D’Orazio served as the President — Bermuda and International Insurance of Allied World Ltd. From June 2003, when Mr. D’Orazio joined Allied World, through September 2009, Mr. D’Orazio held leadership roles with increasing responsibility in the company’s general casualty business and in underwriting. Before joining Allied World, Mr. D’Orazio worked for the insurance market arm of Munich-American Re-Insurance from August 1994 to May 2003, where he held a succession of underwriting and management positions. Prior to that Mr. D’Orazio held various underwriting positions in the excess casualty division of the Chubb Group of Insurance Companies from June 1990 to July 1994. Mr. D’Orazio received a B.A. from Fairfield University.
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
Dennis J. Langwell has served on our Board of Directors since April 2023. He retired in 2021 from Liberty Mutual Group Inc., a holding company of Liberty Mutual Insurance Operations (“Liberty Mutual”), a global provider of insurance products and services, where he most recently served as Vice Chairman of Insurance Operations. Mr. Langwell joined Liberty Mutual in 1993 and served in various leadership roles during his tenure, including as President — Global Risk Solutions from 2018 to 2021 and as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell previously worked in finance and reporting roles for Liberty Mutual and other insurance companies and began his career at KPMG (Peat Marwick). Mr. Langwell currently serves on the boards of Safety Insurance Group, Inc. and Companion Protect, and as a member of the board of trustees at Providence College and the USS Constitution Museum (Chairman). Mr. Langwell also serves as an advisory board member to Owl.co, a Canadian based insurance technology organization providing AI guided claim insights, since January 2024. Mr. Langwell received a Bachelor of Science degree (magna cum laude) in Accounting from Providence College. He is a former certified public accountant. Mr. Langwell is also a private investor in real estate activities.
We believe Mr. Langwell’s qualifications to serve on our Board of Directors include his executive leadership experience at Liberty Mutual, his knowledge of the property and casualty industry, and his financial and accounting expertise.
Peter B. Migliorato has served on our Board of Directors since October 2022. He retired in 2021 as a partner of Deloitte Consulting (“Deloitte”), where he most recently served as Lead Client Service Partner to insurance clients. Mr. Migliorato also served as the North American Insurance Consulting practice leader with Deloitte in the property & casualty, life & retirement, and employee benefits sectors. Mr. Migliorato joined Deloitte in 2001 and served in various leadership roles during his twenty-year tenure. Before joining Deloitte, Mr. Migliorato served as an equity partner at Emergence Consulting and C-Change Consulting, two start-up strategy consultancies, from 1998 to 2001 and as Senior Vice President, Marketing and Business Development at Marketing Technologies International, a data sciences firm, from 1997 to 1998. Prior to that, he led the Insurance Practice, served clients across multiple industries, and was Chief of Staff to the CEO of Gemini Consulting, a global management consulting firm, from 1985 to

1997. Mr. Migliorato serves as an advisory board member to Machine Cover, Inc., an insurance technology company, since June 2021 and to Owl.co, a Canadian based insurance technology organization providing AI guided claim insights, since April 2023. He served on the board of directors of State Automobile Mutual Insurance Company, the mutual holding company parent of State Auto Financial Corporation (“State Auto”) from March 2021 until State Auto was acquired by Liberty Mutual Holding Company Inc. in March 2022; and as an advisory board member to Safekeep, Inc., an insurance technology company, from June 2021 until its acquisition by CCCIS in February 2022. Mr. Migliorato received a Bachelor of Arts degree with dual majors in History and Geology from Oberlin College where he was also a member of the Phi Beta Kappa academic honor society.
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
Ollie L. Sherman, Jr. has served on our Board of Directors since May 2016, served as our Lead Independent Director from April 2022 through July 2023 and has served as Non-Executive Chairman of the Board since July 2023. Mr. Sherman retired as a Managing Principal with Towers Watson in 2010. At Towers Watson, Mr. Sherman functioned as a consulting actuary and practice manager for Tower Watson’s property and casualty division for over 25 years. Prior to joining Towers Watson, Mr. Sherman was employed by the Travelers Insurance Company for ten years where he had overall responsibility for countrywide workers’ compensation pricing. Mr. Sherman graduated from the University of Virginia with a B.S. in Applied Mathematics, and he is a Fellow of the Casualty Actuarial Society.
We believe Mr. Sherman’s qualifications to serve on our Board of Directors include his extensive experience as a consulting actuary in property and casualty insurance, as well as his knowledge of the Company gained from his service on our Board.
There are no family relationships among any of our directors or executive officers.
Executive Officers
The following table identifies each of our executive officers and their age as of April 17, 2024:

Name	Age	Position
Frank N. D’Orazio	55	Chief Executive Officer
Sarah C. Doran	50	Chief Financial Officer
Richard J. Schmitzer	68	President and Chief Executive Officer of the Excess and Surplus Lines segment
William K. Bowman	65	President and Chief Executive Officer of the Specialty Admitted Insurance segment
Michael J. Hoffmann	58	Group Chief Underwriting Officer
Jeanette L. Miller	44	Chief Legal Officer
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
William K. Bowman has served as the President and Chief Executive Officer of Falls Lake National Insurance Company and our other subsidiaries in our Specialty Admitted Insurance segment (collectively, “Falls Lake”) since December 2023 and a director of Falls Lake since January 2024. Mr. Bowman joined the Company in 2019 as Senior Vice President, Program Management, and has led the program and fronting business within the Specialty Admitted Insurance segment since that date. Prior to joining the Company, Mr. Bowman served as the co-leader of the in-house aviation insurance agency of Aircraft Owners and Pilots Association from 2017. From 2013 to 2015, Mr. Bowman worked at Bankers Financial Corporation, where he headed the Bankers Life Insurance Company and Bonded Builders Warranty Group. Mr. Bowman began his insurance career in 1988 at Bankers and Shippers Insurance Company (which later merged with Integon Insurance) and has subsequently held positions with increasing levels of responsibility with other insurers since such date. Mr. Bowman received an M.B.A. from the University of North Carolina at Chapel Hill and a B.S. in Management Science from Duke University.
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
Our Code of Conduct is available on the Our Group – Governance – Corporate Governance portion of our website (www.jrvrgroup.com).

Audit Committee
Our Audit Committee consists of Messrs. Brown (Chairman), Langwell, Migliorato and Sherman. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Messrs. Brown, Langwell and Sherman have been identified by our Board of Directors as an “audit committee financial expert” (“AC Financial Expert”) as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Brown acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of RLI, his accounting and auditing experience while at PricewaterhouseCoopers LLP and status as a Certified Public Accountant. Mr. Langwell acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of Liberty Mutual Insurance and in other finance and accounting roles at Liberty Mutual Insurance and other insurance companies. Mr. Sherman acquired the skills necessary to qualify as an AC Financial Expert through his experience at Towers Watson as a consulting actuary and manager for the company’s property and casualty insurance practice, where his responsibilities included the review of property and casualty insurance financial data in connection with the issuance of actuarial opinions for use in connection with financial statements and other financial analysis.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information about the Company’s compensation philosophy, objectives and other relevant policies applicable to the executive officers identified in the Summary Compensation Table below (our “named executive officers” or “NEOs”), and the material factors relevant to an analysis of these policies and decisions. The named executive officers for 2023 are:
•Frank N. D’Orazio, our Chief Executive Officer;
•Sarah C. Doran, our Chief Financial Officer;
•Richard J. Schmitzer, the President and Chief Executive Officer of James River Insurance Company and our other subsidiaries in our excess and surplus lines insurance business;
•Daniel J. Heinlein, the President and Chief Executive Officer of JRG Reinsurance Company Ltd. (“JRG Re”), our former subsidiary engaging in the casualty reinsurance business, whose employment with the Company terminated on April 16, 2024, the date of sale of JRG Re, at which point he became employed by the purchaser of JRG Re;
•Michael J. Hoffmann, our Group Chief Underwriting Officer; and
•Terence M. McCafferty, the former President and Chief Executive Officer of Falls Lake National Insurance Company and our other subsidiaries in our specialty admitted insurance business, until December 2, 2023, when his employment with the Company ended.
Compensation Philosophy and Objectives
In designing and implementing our executive compensation program, the Compensation and Human Capital Committee of the Board (which for purposes of this Executive Compensation discussion we refer to as the “Committee”), and the Board, seek to achieve three principal objectives:
•First, to establish compensation on a fair and reasonable basis that is competitive with our peers in the specialty insurance and the reinsurance business, so that we may attract, motivate and retain talented executive officers.
•Second, to create an alignment of interests between our executive officers and shareholders. For this purpose, a portion of each executive officer’s compensation consists of service-based and performance-based equity awards.
•Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall and to recognize individual performance that contributes to the success of the Company.
The principal elements of our compensation program for our executive officers are base salary, cash short-term incentive bonuses and equity awards.
Role of Compensation and Human Capital Committee and our Executive Officers in Setting Executive Compensation
The Committee assists our Board with reviewing the performance of our management in achieving corporate goals and objectives and seeking to assure that our executives are compensated effectively in a manner consistent with our strategy, competitive practice and the requirements of the appropriate regulatory bodies. Toward that end, the Committee, among other responsibilities, makes recommendations to our Board regarding director and executive officer compensation and administers our equity compensation plans.
In 2022, the Company, with the Committee’s approval, retained Mercer to identify a peer group of companies and to perform a competitive assessment of our executive compensation programs, evaluate the compensation of our CEO, our other NEOs, and our other executives, to develop and support the implementation of our compensation philosophy and programs, and to assist with compensation reporting requirements for the Company’s named executive officers for the 2022 fiscal year. In the fall of 2023, the Company, with the Committee’s approval, retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent compensation consultant. Following their appointment, Aon provided the Committee advice and information on other executive compensation matters, including executive pay components, prevailing market practices, and relevant regulatory requirements. Aon was not involved in the Committee’s decision making in connection with the 2023 compensation of executive officers as described herein.
Prior to the appointment of Mercer and Aon, the Committee conducted an evaluation of each advisor’s independence considering the factors set forth in the Exchange Act and the applicable Nasdaq listing rules. The Committee concluded that the work performed by these firms and the individual consultants employed by Mercer and Aon did not raise any conflict of interest.

The Committee determined its 2023 executive compensation recommendations for the Board leveraging the market study developed by Mercer, in accordance with the STI Plan (as defined below), and in consultation with Mr. D’Orazio as our Chief Executive Officer. Mr. D’Orazio made recommendations to the Committee as to the compensation of other executive officers, and attended portions of Committee sessions where executive officer compensation was discussed. Mr. D’Orazio was not involved in any deliberations regarding his own compensation.
In 2023, we increased the performance-based nature of our executive compensation program by awarding performance-based restricted share units (“PRSUs”) to our executive officers for the first time, representing 50% of the long-term incentive opportunity as well as continuing to grant service-based restricted share units (“Service Based RSUs”), for the other 50%. For our named executive officers, the target amount of the PRSU was equal to 50% of an executive officer’s annual salary and the Service Based RSU value was equal to 50% of such officer’s annual salary. The PRSUs were awarded pursuant to the long-term incentive plan adopted in July 2022.
Peer Group
With Mercer’s assistance, the Committee identified a peer group in 2022 based upon the following factors:
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
With Mercer’s assistance, in April 2023, the Committee modified the peer group. The Committee removed Argo Group International Holdings, Ltd. (entered into an agreement to be acquired), United Insurance Holdings Corp. (a portion of its business went into receivership) and Hallmark Financial Services, Inc. (business had significantly deteriorated), and replaced these entities with Horace Mann Educators Corporation and Skyward Specialty Insurance Group, Inc. The Committee utilized the modified peer group to update its competitive assessment of the Company’s compensation practices against its peers. This information was then used in determining 2024 base salary adjustments and in continuing the Company’s Short-Term Incentive Plan and Long-Term Incentive Plan.
Weighting of Compensation Components
As a general guideline, we use a target allocation of one-third of a named executive officer’s total compensation to base salary, one-third to the target level amount of annual cash incentive compensation and one-third to equity awards, although this may vary depending upon a particular named executive officer’s responsibilities. The equity award is evenly divided between Service Based RSUs and the target level amount of the PRSUs.
When determining the amount of each element of compensation, however, there may be some deviation from those target allocations due to multiple factors, including market conditions, individual and Company performance and our desire to attract and retain executives.
Internal Pay Equity
Differences in compensation levels paid to our executive officers generally reflect their differing levels of responsibility and experience level. Our Chief Executive Officer has typically been paid the highest amount of compensation among our executive officers, reflecting reliance on the management and leadership skills of the chief executive officer position.

Executive Compensation Components
Base Salary. The Committee endeavors to set base salaries for executive officers at levels that enable the Company to attract and retain talented individuals and that provide fair compensation, taking into account the officer’s level of responsibility.
In February 2023, the Committee recommended to the Board that the named executive officers receive the following salary adjustments, which the Board approved:

Name	2023 Annual Base Salary	Percentage Increase
Frank N. D’Orazio	$966,625	4.5%
Sarah C. Doran	$572,000	4.0%
Richard J. Schmitzer	$669,955	3.1%
Daniel J. Heinlein	$375,950	3.0%
Michael J. Hoffmann	$442,000	4.0%
Terence M. McCafferty	$434,700	3.5%
Short-Term Incentive Plan. The James River Group Holdings, Ltd. Short-Term Incentive Plan (the “STI Plan”) is designed to provide incentives to designated senior officers of the Company to achieve certain financial and strategic performance targets and to link executive compensation to shareholder results by rewarding competitive and superior performance. Under the STI Plan, participants had the opportunity to receive a cash incentive award based upon the level of achievement of the performance goals. For the named executive officers that are chief executives of the Company or one of its segments, and the Chief Financial Officer of the Company, the target amount was set at 100% of each such executive officer’s 2023 base salary, in acknowledgement of the greater responsibilities of such executive officers as compared to others. Mr. Hoffmann, who does not have a corresponding position, received a target cash incentive amount of 75% of his 2023 base salary. Payouts for threshold performance are equivalent to 50% of the target amount, and the payout for maximum performance is 150% of the target amount. The payout amount for performance falling between threshold and target, or target and maximum, is determined by linear interpolation.
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
The third performance metric was based upon the achievement of Company strategic goals for 2023, the achievement of which were non-formulaic, and determined on a subjective basis. The Company’s 2023 strategic goals were identified by the Committee as among the most important goals in a broader set of companywide objectives identified by Mr. D’Orazio for 2023, and focused on continuing technology improvements, to be delivered within the scheduled time frame and within the applicable budget, improvement of our program review process and quarterly analysis regarding department profitability, and creation of innovation councils intended to improve efficiency and customer experience.
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

For a member of our senior management with Companywide responsibility, which includes Mr. D’Orazio, Ms. Doran and Mr. Hoffmann, adjusted Company combined ratio, adjusted EBIT and the strategic goals are each weighted one-third in determining the actual incentive award payout. For a member of senior management who is (or was) a business segment leader or whose responsibilities are (or were) primarily focused on a single business segment, including Messrs. Schmitzer, McCafferty and Heinlein, the only variation in the performance metrics and weighting is that the adjusted combined ratio metric is split evenly between the Company’s adjusted combined ratio and the adjusted combined ratio of the applicable segment that such member of senior management performs (or performed) services for, so each is weighted 16.667% of such person’s short-term incentive opportunity. Payouts for achievement of threshold, target and maximum performance levels by named executive officers are set at 50%, 100% and 150% of the target opportunity, respectively. Performance falling between these levels is determined by linear interpolation.
Short-Term Incentive Payout Determination
Pursuant to the terms of the STI Plan, the Committee is authorized, in its sole discretion, to adjust or modify the calculation of any performance criterion in connection with, among other things, extraordinary nonrecurring items as described in accounting principles and/or in management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K; acquisitions or divestitures; any other specific unusual or nonrecurring events or objectively determinable category thereof. In recognition of the influence that our strategic activities had in 2023 on the Company’s adjusted combined ratio and adjusted EBIT performance measures, the Board, upon recommendation of the members of the Committee, exercised its discretion to increase the cash incentive award amounts for the 2023 performance period above those that would have otherwise been payable based on the actual achievement of such performance measures under the plan. The strategic activities consisted of the sale of the renewal rights of our individual risk worker’s compensation business, the Company’s sale of JRG Re on April 16, 2024 (the “JRG Re Transaction”) pursuant to a Stock Purchase Agreement entered into on November 8, 2023, and the Company’s exploration of strategic alternatives. The Board, at the recommendation of the Committee determined that these actions were in the best interest of the Company and its shareholders, and were beyond the control of management, and thus viewed it as appropriate to exclude their effects on performance. Specifically, the calculation of the adjusted EBIT performance measure was adjusted to exclude (i) actual expenses in the aggregate amount of $56.4 million pertaining to the three strategic actions to the extent that they would have otherwise been included in the calculation of the 2023 Adjusted EBIT performance measure, and (ii) the loss on the sale of JRG Re in the amount of $80.4 million. The amount payable in connection with the achievement of the Adjusted Combined Ratio performance measure for the Company utilized the threshold performance amount of 99.9% in recognition of the management team’s contributions to the strategic objectives.
The Committee discussed the Company’s achievement of the strategic goals with Mr. D’Orazio and reviewed related materials, evaluating the level of achievement on a companywide basis. The Committee determined that the strategic goals were achieved at target.
The 2023 threshold, target and maximum financial metrics, actual performance, adjusted performance and adjusted performance as a percentage of target, for each financial performance goal (group adjusted combined ratio and adjusted EBIT for Mr. D’Orazio, Ms. Doran and Mr. Hoffmann, group and segment adjusted combined ratio and adjusted EBIT for Messrs. Schmitzer, McCafferty and Heinlein) are set forth in the table below:

($ in thousands)	Group Adjusted Combined Ratio (all NEOs)	Segment Adjusted Combined Ratio (Segment Leaders)			Group Adjusted EBIT (all NEOs)	Strategic Goals (all NEOs)
		Excess & Surplus Lines	Specialty Admitted	Casualty Re
Weighting of Metric	33.3% Group / 16.7% Segment	16.7%			33.3%	33.3%
Threshold	99.9%	93.0%	107.8%	104.4%	$73.0 million	N/A
Target	94.5%	87.6%	102.4%	99.0%	$127.6 million	N/A
Maximum	89.1%	82.2%	97.0%	93.6%	$182.2 million	N/A
Actual Result	100.1%	91.1%	95.9%	125.2%	($20.0 million)	Met at Target
Adjusted Result	99.9%	N/A	N/A	N/A	$116.8 million	N/A
Weighted % of Target based on Adjusted Result	16.7% Group / 8.3% Segment	11.3%	25.0%	0.0%	30.0%	33.3%

The Board approved payouts under the STI Plan for the named executive officers in the amounts recommended by the members of the Committee. The table below sets forth the amount of each named executive officer’s STI Plan payment as it would have been based upon actual performance (without the exercise of discretion by the Committee for the group Adjusted Combined Ratio and group Adjusted EBIT), and the amount that was actually paid based upon the modified performance targets. The table also includes the percentage that the actual payment represented compared to such officer’s target payout, which, for each named executive officer, other than Mr. Hoffmann, was equivalent to the officer’s 2023 base salary, and for Mr. Hoffmann, was equivalent to 75% of his 2023 base salary.

Name	2023 STI Plan Unadjusted Payment	2023 STI Plan Adjusted Payment	2023 STI Plan Adjusted Payment as a % of Target
Frank N. D’Orazio	$321,886	$773,300	80.0%
Sarah C. Doran	$190,476	$457,600	80.0%
Richard J. Schmitzer	$298,800	$556,063	83.0%
Daniel J. Heinlein	$125,191	$269,556	71.7%
Michael J. Hoffmann	$110,389	$265,200	80.0%
Terence M. McCafferty(1)	$232,311	$385,325	88.6%
(1) Mr. McCafferty’s employment with the Company ended December 2, 2023. Pursuant to a Separation and Release Agreement, Mr. McCafferty received a pro-rated payment of the STI Plan award based upon the level of achievement of the performance goals for the 2023 fiscal year, with the pro-rated amount determined based upon the period that Mr. McCafferty was employed by the Company during 2023. The table above reflects his pro-rated payout. For additional information regarding the Separation and Release Agreement, see “Potential Payments upon Termination or Change of Control — Quantification of Termination Benefits”.
Equity Awards. Commencing in 2023, equity awards to our executive officers under the Company’s 2014 Long-Term Incentive Plan (the “2014 LTIP”) were made pursuant to the long-term incentive plan approved by the Board upon recommendation from the Committee (the “LTI Plan”). The LTI Plan is designed to align compensation of designated senior officers of the Company, including the named executive officers, with Company performance and shareholder interests over the long-term. Awards under the LTI Plan are made in the form of PRSUs (50% of the total long-term incentive opportunity) and Service Based RSUs (50% of the total long-term incentive opportunity).
PRSUs
The performance period for the PRSUs awarded in 2023 is January 1, 2023 through December 31, 2025, and the awards have a target value equal to 50% of such named executive officer’s 2022 annual base salary. Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period. To receive a payout, a participant must remain employed through the settlement of the award, subject to certain exceptions described under “Potential Payments upon Termination or Change of Control — Equity Awards” below.
Based upon a review of our peer group’s long-term compensation practices, and the Company’s own business, the Committee recommended to the Board, and the Board approved, the use of two financial performance metrics, which are evenly weighted. The financial performance metrics are (i) the Company’s adjusted operating return on average adjusted tangible common equity, and (ii) growth in adjusted tangible common equity per common share. Both of these measures are non-GAAP measures. The Committee chose these metrics because it believes that these measures are indicators of the Company’s long-term financial performance.
Calculation of Adjusted Operating Return on Average Adjusted Tangible Common Equity
The Company calculates adjusted operating return on average adjusted tangible common equity for the performance period as the three-year average adjusted net operating income divided by the four-year average adjusted tangible common equity. For purposes of this calculation:

“Adjusted net operating income” is defined as net income (loss) available to common shareholders excluding (i) net realized and unrealized gains (losses) on investments, (ii) the portion of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of deferred gain, and (iii) certain non-operating expenses, such as professional service fees related to a purported class action lawsuit, various strategic initiatives, the filing of registration statements for the offering of securities, and severance costs associated with terminated employees, calculated as of December 31 of each fiscal year during the performance period.
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
The LTI Plan awards received by each named executive officer, and the number of common shares awarded based upon the closing price of common shares on the date of grant (in each case with the amounts representing PRSUs determined at target), are as follows:

Name	2023 PRSU Award at Target Level	Number of Shares Represented by PRSU at Target Level	2023 Service Based RSU Award	Number of Shares Represented by Service Based RSU
Frank N. D’Orazio	$462,500	18,626	$462,500	18,626
Sarah C. Doran	$275,000	11,075	$275,000	11,075
Richard J. Schmitzer	$325,000	13,089	$325,000	13,089
Daniel J. Heinlein	$182,500	7,349	$182,500	7,349
Michael J. Hoffmann	$212,500	8,558	$212,500	8,558
Terence M. McCafferty	$210,000	8,457	$210,000	8,457
Each of the PRSU target level number of shares and number of shares represented by the Service Based RSU is determined by (i) multiplying the named executive officer’s base salary by 50%, and (ii) dividing that amount by our closing share price on the Nasdaq stock market on the date of grant.

Service Based RSUs
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
Timing of Grant Date
Commencing with the equity awards granted in 2022, the grant date and pricing of our annual equity awards, awarded in February each year upon approval of the Committee and the Board, are on the second trading day following the public dissemination of our fiscal year-end earnings release. The Committee and Board adopted this practice so that the number of shares that are subject to awards would take into account the trading price of our shares after the markets respond, positively or negatively, to our announced financial results.
Welfare Benefits and Perquisites. Our named executive officers are provided welfare benefits that are generally the same as our other employees, such as Company-paid life insurance, contributions to the Company’s 401(k) Plan, medical, dental and vision plan coverage and long and short-term disability insurance.
In addition to the above benefits, Ms. Doran, Mr. Hoffmann and Mr. Heinlein, prior to his separation from the Company in connection with the JRG Re Transaction, are entitled to receive benefits based upon their required work for the Company in Bermuda. The Company implemented these benefits for its executive officers in 2008, when the Company formed its holding and reinsurance company in Bermuda. These benefits consist of:
•payments of certain housing expenses in Bermuda for Mr. Heinlein;
•payment of travel costs for Mr. Heinlein;
•tax equalization gross-up payments or other Bermuda tax payments (collectively, “Tax Equalization Payments”) to which Mr. Heinlein, Mr. Hoffmann or Ms. Doran may be subject with respect to payments or benefits that such named executive officer receives under his or her employment agreement; and
•payment of U.S. tax preparation expenses for Mr. Heinlein and Mr. Hoffmann.
We make the above housing, travel and tax benefits available to the specified named executive officers employed by the Company or its former Bermuda subsidiary based upon the unique challenges of performing work in the Bermuda market, including the cost of living and maintaining a residence, travel to and from the island and additional tax expenses primarily resulting from the housing and travel benefits. We believe that providing these benefits is common practice for other Bermuda based insurers, and is consistent with our goal to attract and retain talented executive officers. The actual benefits received by the specified named executive officers in connection with performing work in Bermuda is identified in the Summary Compensation Table.
Additionally on one occasion in 2023, family members of an executive officer accompanied the officer on a corporate chartered aircraft and stayed in Company-paid accommodations. There was no incremental cost to the Company for this travel as the aircraft was already going to a specific destination for the business travel and there were vacant seats available.
Leadership Recognition Program. In addition to the other benefits paid to our named executive officers, Mr. Schmitzer receives an annual retention payment under the James River Management Company, Inc. Leadership Recognition Program (the “Recognition Program”). The Recognition Program was adopted by James River Management Company, Inc., one of the Company’s subsidiaries, effective September 30, 2011, to help attract and retain key employees of our excess and surplus lines business. Under the Recognition Program, the Chief Executive Officer of our U.S. holding company, or in the case of executive officers of the Company, our Board of Directors, upon recommendation of the Committee, selects the employees who participate in the Recognition Program and determines the annual dollar amount to be credited to each participant’s account under the Recognition Program. The dollar amount credited to a participant’s account under the Recognition Program each year is paid to the participant in five equal annual installments, commencing as of the end of the second plan year beginning after the year in which the amount was credited to the participant’s account. Participants must be employed at the time of payment of an installment to be entitled to receive the payment.

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
In 2017, we determined to cease making new dollar credits to accounts under the Recognition Program. The determination was made in recognition of the fact that following our 2014 initial public offering, we were able to make regular equity awards to our executives. All amounts previously credited to Mr. Schmitzer’s account were paid in accordance with the terms of the Recognition Program.
Mr. Schmitzer received a payout under the terms of the Recognition Program in 2023 of $40,250 based on amounts credited to his account in prior years. This amount represents Mr. Schmitzer’s final payment under the program.
Share Ownership Guidelines
In July 2022, the Board, at the recommendation of the Committee, adopted share ownership guidelines (the “Guidelines”) to more closely align the financial interests of the Company’s directors and executive and other senior officers with those of the Company’s shareholders. Pursuant to the Guidelines, within five years of becoming subject to the Guidelines, (i) non-employee directors are required to beneficially own common shares with a fair market value equal to three times their annual cash retainer, (ii) the Company’s Chief Executive Officer is required to beneficially own common shares with a fair market value equal to five times his annual base salary, and (iii) other executive officers and designated members of the senior management team of the Company are required to beneficially own common shares with a fair market value equal to three times their annual base salary. In calculating ownership under the Guidelines, common shares subject to restricted share units with time-based vesting requirements are counted as owned shares (but shares subject to PRSUs are not).
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
Notwithstanding the foregoing, pursuant to the Guidelines, (a) shares subject to eligible unvested restricted share units (“RSUs”) are valued at the greater of (i) the Market Price or (ii) the closing price on the Nasdaq Stock Market on the grant date, and (b) shares received upon the vesting of RSUs are valued at the greatest of (i) the Market Price, (ii) the closing price on the Nasdaq Stock Market on the grant date, or (iii) the closing price of shares on the Nasdaq Stock Market on the date of vesting.
Pursuant to the Guidelines, covered persons are required to retain 100% of the net-after-tax shares received for one year following the vesting or settlement of an equity award regardless of whether the Guidelines have been met, and additionally, until a covered participant comes into compliance with the applicable ownership level, such person must retain 75% of the net-after-tax shares received upon vesting or settlement of an equity award.
Termination Benefits
Each of our named executive officers is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances, with the exception of Mr. McCafferty, whose employment with the Company ended December 2, 2023, and Mr. Heinlein, whose employment with the Company ended in connection with the JRG Re Transaction. This arrangement provides the continuing named executive officers with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our continuing named executive officers continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the named executive officer’s termination, such as confidentiality, non-compete and non-solicitation requirements and the requirement that named executive officers execute a general release in favor of the Company in order to receive benefits. Continuing named executive officers may also receive benefits with respect to unpaid amounts under the STI Plan and unvested equity awards under our 2014 LTIP. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control”.
Mr. McCafferty entered into a Separation and Release Agreement with us in connection with his separation from the Company. For a discussion of certain benefits Mr. McCafferty is entitled to under the agreement, please see “Potential Payments upon Termination or Change of Control — Quantification of Termination Benefits”.
Prohibition on Pledging & Hedging
Our insider trading policy prohibits our directors, officers and employees from engaging in any pledging, hedging or monetization transactions or similar arrangements with respect to our securities. Such parties are also prohibited from engaging in any short sales, utilizing a margin account with respect to buying or selling our securities, or trading in exchange-traded options or other derivative securities.
Recovery of Compensation
In October 2023, the Board, at the recommendation of the Committee, adopted an executive officer incentive compensation recovery policy in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers, including all of our named executive officers. Under the policy, if we are required to prepare a restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under federal securities laws, the Company will seek to recover, when applicable, any incentive-based compensation received by any current or former executive officer after the effective date of the policy and during the three-year period preceding the date on which the Company is required to prepare the restatement, with the amount of compensation sought to be recovered being that amount that is in excess of what would have been paid or earned by such executive officer had the financial results been properly reported.
Response to Say-on-Pay Results
In 2018, our shareholders selected, on an advisory basis, the option to hold an advisory vote on executive compensation every year, and after giving this vote consideration, our Board selected an annual frequency to hold the advisory vote. In the 2023 advisory vote, shareholders holding approximately 96.4% of our common shares that were voted on the proposal voted in favor of the compensation of our named executive officers as described in our 2023 proxy statement. We considered the result of the 2023 advisory vote and believe that it affirms shareholder approval of our current approach to compensation of our executive officers. Therefore, we plan to continue our current approach to executive compensation.
Compensation and Human Capital Committee Report
The members of the Compensation and Human Capital Committee of the Company have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Human Capital Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K and in the definitive proxy statement for our 2024 annual general meeting of shareholders.
Compensation and Human Capital Committee
Patricia H. Roberts (Chairperson)
Matthew B. Botein
Peter B. Migliorato

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Frank N. D’Orazio, Chief Executive Officer	2023	$959,318	—	$924,967	$773,300	$63,106	$2,720,691
	2022	$912,500	—	$1,274,998	$881,155	$53,282	$3,121,935
	2021	$850,000	$425,000	—	—	$42,980	$1,317,980
Sarah C. Doran, Chief Financial Officer	2023	$568,333	—	$549,985	$457,600	$41,170	$1,617,088
	2022	$544,167	—	$590,236	$523,930	$48,737	$1,707,070
	2021	$512,500	$257,500	$249,994	—	$35,570	$1,055,564
Richard J. Schmitzer, President and Chief Executive Officer, Excess and Surplus Lines segment	2023	$666,629	—	$650,000	$556,063	$76,509	$1,949,201
	2022	$648,750	—	$642,388	$618,085	$86,677	$1,995,900
	2021	$642,500	$312,917	$329,574	—	$195,371	$1,480,362
Daniel J. Heinlein, President and Chief Executive Officer, JRG Re(3)	2023	$373,669	—	$364,951	$269,556	$251,974	$1,260,150
	2022	$362,500	—	$402,497	$336,165	$280,273	$1,381,435
	2021	$348,317	$175,000	$169,912	—	$226,270	$919,499
Michael J. Hoffmann, Group Chief Underwriting Officer	2023	$439,167	—	$424,990	$265,200	$27,884	$1,157,241
Terence M. McCafferty, Former President and Chief Executive Officer, Specialty Admitted Insurance segment(4)	2023	$397,697	—	$419,975	$385,325	$143,228	$1,346,225
	2022	$416,667	—	$399,996	$404,124	$35,050	$1,255,837
	2021	$397,708	$320,000	$386,245	—	$36,347	$1,140,300
______________________
(1) Represents the aggregate grant date fair value of the PRSUs and Service Based RSUs awarded under the 2014 LTIP computed in accordance with FASB ASC Topic 718. For the PRSUs, the value at the grant date is based upon the probable outcome of the performance conditions, excluding the effect of estimated forfeitures. For the 2023 PRSU awards, if the maximum performance is achieved, the share award portion of the amount for Mr. D’Orazio, Ms. Doran, Mr. Schmitzer, Mr. Heinlein, Mr. Hoffmann, and Mr. McCafferty would be $924,967, $549,985, $650,000, $364,951, $424,990 and $419,975. See Note 14 — “Equity Awards” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the assumptions that were used in determining the dollar amounts recognized for financial statement reporting purposes of equity awards.
(2) See the immediately following table for a breakdown of the compensation included in the All Other Compensation column.
(3) Mr. Heinlein’s employment with the Company ended April 16, 2024, the date the sale of JRG Re was completed.
(4) Mr. McCafferty’s employment with the Company ended December 2, 2023. Pursuant to a Separation and Release Agreement, Mr. McCafferty received a pro-rated payment of his STI Plan award based upon the level of achievement of the performance goals for the 2023 fiscal year, with the pro-rated amount determined based upon the period that Mr. McCafferty was employed by the Company during 2023.

The following table provides a breakdown of the amounts set forth in the All Other Compensation column of the Summary Compensation Table:

Name	401(k) Plan Contribution ($)	Transportation(a) ($)	Housing(b) ($)	Taxes(c) ($)	Retention Award(d) ($)	Accrued Dividends Paid Upon Vesting of RSU Awards ($)	Other(e) ($)	Total All Other Compensation ($)
Frank N. D’Orazio	$19,800	—	—	—	—	$42,793	$513	$63,106
Sarah C. Doran	$19,800	—	—	—	—	$20,857	$513	$41,170
Richard J. Schmitzer	$19,800	—	—	—	$40,250	$15,946	$513	$76,509
Daniel J. Heinlein	$19,800	$22,522	$138,096	$48,944	—	$9,454	$13,158	$251,974
Michael J. Hoffmann	$19,800	—	—	—	—	$1,171	$6,913	$27,884
Terence M. McCafferty	$19,800	—	—	—	—	$12,915	$110,513	$143,228
______________________
(a) For Mr. Heinlein, the transportation benefit represents home leave and travel costs incurred for travel to Bermuda, as well as the cost of any occasional family travel to Bermuda paid for by the Company. On one occasion in 2023, family members of Ms. Doran accompanied her on a corporate chartered aircraft and stayed in Company-paid accommodations. There was no incremental cost to the Company for this travel as the aircraft was already going to a specific destination for the business travel and there were vacant seats available.
(b) The housing benefit represents the cost of housing and utilities in Bermuda paid or reimbursed by the Company for Mr. Heinlein. Mr. Heinlein’s family lives in housing paid for by the Company. There is no incremental cost allocated for family use of this home.
(c) The tax benefit represents Tax Equalization Payments made to Mr. Heinlein.
(d) Represents amount of retention award paid in 2023 pursuant to the James River Management Company, Inc. Leadership Recognition Program.
(e) The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Messrs. Heinlein and Hoffmann also includes tax preparation services. The amount shown for Mr. McCafferty also includes a payment in the amount of $110,000 for reimbursement of legal fees. The amount shown for Mr. Heinlein also includes club membership fees paid for by the Company for the purpose of business entertainment.

Grants of Plan-Based Awards
The following table provides information regarding grants of equity awards to our named executive officers during 2023 and threshold, target and maximum annual incentive opportunities for named executive officers for performance in 2023 pursuant to the STI Plan and LTI Plan. All equity awards granted to our named executive officers in 2023 were in the form of RSUs and PRSUs and were made under our 2014 LTIP.

Name	Grant Date	Date of Board Action (if different from Grant Date)(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(2), (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank N. D’Orazio	3/1/2023	2/16/2023				9,313	18,626	37,253		$462,484
	3/1/2023	2/16/2023							18,626	$462,484
	3/1/2023		$483,313	$966,625	$1,449,938
Sarah C. Doran	3/1/2023	2/16/2023				5,537	11,075	22,150		$274,992
	3/1/2023	2/16/2023							11,075	$274,992
	3/1/2023		$286,000	$572,000	$858,000
Richard J. Schmitzer	3/1/2023	2/16/2023				6,544	13,089	26,178		$325,000
	3/1/2023	2/16/2023							13,089	$325,000
	3/1/2023		$334,978	$669,955	$1,004,933
Daniel J. Heinlein	3/1/2023	2/16/2023				3,674	7,349	14,699		$182,476
	3/1/2023	2/16/2023							7,349	$182,476
	3/1/2023		$187,975	$375,950	$563,925
Michael J. Hoffmann	3/1/2023	2/16/2023				4,279	8,558	17,116		$212,495
	3/1/2023	2/16/2023							8,558	$212,495
	3/1/2023		$165,750	$331,500	$497,250
Terence M. McCafferty	3/1/2023	2/16/2023				4,228	8,457	16,915		$209,987
	3/1/2023	2/16/2023							8,457	$209,987
	3/1/2023		$217,350	$434,700	$652,050
______________________
(1) On February 16, 2023, the Board, at the recommendation of the Committee, approved the equity awards to be granted to the named executive officers, but in accordance with the Committee and Board’s policy, the grant date was not until the second trading day following the public dissemination of the Company’s 2022 fiscal year-end earnings release.
(2) The amounts shown represent each named executive officer’s threshold, target and maximum annual incentive opportunities for performance in 2023, pursuant to the STI Plan. The actual amount of each named executive officer’s award is determined after completion of the performance period as discussed in our Compensation Discussion and Analysis. The annual cash incentive awards earned by our named executive officers for performance in 2023 were paid during the first quarter of 2024.
(3) The amounts shown represent each named executive officer’s threshold, target and maximum amount of PRSUs granted in 2023. The PRSUs have a performance period of January 1, 2023 to December 31, 2025. The actual amount of each named executive officer’s award is based on the achievement of certain performance goals as discussed in our Compensation Discussion and Analysis.
(4) The grant date fair value of the RSUs and PRSUs, as applicable, was calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2023.

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Frank N. D’Orazio	3/2/2022(2)	—	—	—	—	41,464	$383,127	—	—
	3/1/2023(2)	—	—	—	—	18,626	$172,104	—	—
	3/1/2023(4)	—	—	—	—	—	—	18,626	$172,104
Sarah C. Doran	2/17/2021(2)	—	—	—	—	1,659	$15,329	—	—
	3/2/2022(2)	—	—	—	—	19,195	$177,362	—	—
	3/1/2023(2)	—	—	—	—	11,075	$102,333	—	—
	3/1/2023(4)	—	—	—	—	—	—	11,075	$102,333
Richard J. Schmitzer	2/17/2021(2)	—	—	—	—	2,187	$20,208	—	—
	3/2/2022(2)	—	—	—	—	20,891	$193,033	—	—
	3/1/2023(2)	—	—	—	—	13,089	$120,942	—	—
	3/1/2023(4)	—	—	—	—	—	—	13,089	$120,942
Daniel J. Heinlein	2/14/2017(3)	6,266	—	$42.17	2/14/2024	—	—	—	—
	2/17/2021(2)	—	—	—	—	1,128	$10,423	—	—
	3/2/2022(2)	—	—	—	—	13,090	$120,952	—	—
	3/1/2023(2)	—	—	—	—	7,349	$67,905	—	—
	3/1/2023(4)	—	—	—	—	—	—	7,349	$67,905
Michael J. Hoffmann	3/2/2022(2)	—	—	—	—	11,707	$108,173	—	—
	3/1/2023(2)	—	—	—	—	8,558	$79,076	—	—
	3/1/2023(4)	—	—	—	—	—	—	8,558	$79,076
Terence M. McCafferty	3/1/2023(4)(5)	—	—	—	—	—	—	8,457	$78,143
______________________
(1) Market value is calculated as the number of common shares indicated multiplied by $9.24, which was the closing price of the Company’s common shares on December 29, 2023, the last trading day of 2023, as reported by the Nasdaq Stock Market.
(2) Vesting occurs in three equal annual installments beginning on the first anniversary of the grant date.
(3) Vesting occurred in three equal annual installments beginning on the first anniversary of the grant date.
(4) The number of shares reported assumes vesting of the PRSUs at target level based upon the achievement of adjusted net operating income and adjusted tangible common equity performance metrics for the three-year performance period ending December 31, 2025. The market value is determined by multiplying the share amount by $9.24, which was the closing price of our common shares on December 29, 2023, the last trading day of 2023, as reported by the Nasdaq Stock Market.
(5) Pursuant to the Separation and Release Agreement, upon completion of the performance period, Mr. McCafferty will receive a pro-rated portion of the PRSU award based upon actual performance, with the pro-rated period based upon the portion of the performance period Mr. McCafferty was employed by the Company.

Option Exercises and Stock Vested
The following table presents certain information concerning the exercise of stock options and the vesting of stock awards held by our named executive officers during 2023.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Frank N. D’Orazio	—	—	41,621	$802,457
Sarah C. Doran	—	—	18,841	$407,375
Richard J. Schmitzer	—	—	16,784	$400,156
Daniel J. Heinlein	—	—	10,197	$243,463
Michael J. Hoffmann	—	—	5,853	$143,457
Terence M. McCafferty	—	—	14,756	$309,543
______________________
(1) The value realized equals the closing sales price of our common shares on the vesting date as reported on the Nasdaq Stock Market, multiplied by the number of shares as to which the RSUs vested.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for any of our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2023.
Potential Payments upon Termination or Change of Control
Employment Agreements
We are a party to an employment agreement with each of our named executive officers, with the exception of Mr. McCafferty, whose employment with the Company ended December 2, 2023, and Mr. Heinlein, whose employment with the Company ended April 16, 2024. The employment agreements provide for certain payments and benefits to be provided to our continuing named executive officers if their employment is terminated by us without Cause (as defined in each employment agreement) or by the named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a 12 month period (except in the case of Mr. D’Orazio, who will receive such benefit for 18 months); provided that, in the event post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, (iii) any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay each named executive officer accrued but not yet paid base salary and any accrued but unused vacation, as well as accrued and not yet paid Tax Equalization Payments, in each case through the date of termination of such executive officer’s employment.
Additionally, Ms. Doran and Mr. Heinlein, prior to his separation from the Company in connection with the JRG Re Transaction, are entitled to reimbursement for relocation expenses from North Carolina, in the case of Ms. Doran, and Bermuda, in the case of Mr. Heinlein, under the circumstances specified in the applicable named executive officer’s chart set forth below under “Quantification of Termination Benefits”.

Separation Payments
The table below sets forth the manner to calculate the Separation Payments pursuant to each named executive officer’s employment agreement, and the period after termination that he or she will be eligible to receive Separation Payments. Notwithstanding his separation from the Company in connection with the JRG Re Transaction, Mr. Heinlein is included in this table since he remained employed on December 31, 2023. In contrast, Mr. McCafferty is excluded from this table, since his employment with the Company ended before December 31, 2023. Compensation that Mr. McCafferty received in connection with his separation is set forth below under “Quantification of Termination Benefits.”

Name	Manner to Calculate Separation Payment and Period of Payment
Frank N. D’Orazio
Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1.    18 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
2.    36 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination, in each case within 12 months after a Change in Control.

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

Michael J. Hoffmann
Amount per month equal to base salary in effect on the date of termination divided by 12, for:
1.    12 months in the event of termination by the Company without Cause or by Mr. Hoffmann for Good Reason before a Change in Control or more than 12 months thereafter;
2.    18 months in the event of termination by the Company without Cause or by Mr. Hoffmann for Good Reason within 12 months after a Change in Control; or
3.    12 months in the event of a Non-Renewal Termination.

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

Non-Equity Incentive Plan Compensation
Pursuant to the terms of the STI Plan, to receive a payout, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rated for the period employed), (ii) a qualifying retirement, termination without Cause, a Non-Renewal Termination, or resignation by the executive for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination or resignation by the participant for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed). Notwithstanding the foregoing, pursuant to the terms of Mr. D’Orazio’s and Mr. Hoffmann’s employment agreements, each executive shall be entitled to receive, upon termination without Cause, a Non-Renewal Termination, or resignation by such executive for Good Reason, payment at target level, pro-rated for the period employed; provided, however, that in the case of Mr. Hoffmann, the pro-rated amount shall be further reduced by a fraction if the average bonus of certain specified shared service officers (collectively, the “Shared Service Chief Officers”) is less than their average target bonuses. In such case, Mr. Hoffmann’s pro-rated bonus would be multiplied by a fraction, the numerator of which is the average actual bonus for the Shared Service Chief Officers, and the dominator being the average target bonus for the Shared Service Chief Officers.
A qualifying retirement may occur pursuant to the STI Plan upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50 and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant. The Committee did not elect to establish an earlier retirement age for any participant in connection with the 2023 STI Plan awards.
Equity Awards
Pursuant to the terms of awards of RSUs under the 2014 LTIP made in 2022 and prior years, if the employment of a named executive officer is terminated without Cause, or such named executive officer terminates his or her employment for Good Reason (in each case as defined in the named executive officer’s employment agreement), following a Change in Control (as defined in the 2014 LTIP), then all of such named executive officer’s unvested outstanding RSUs shall accelerate and become vested. In any other circumstance that a named executive officer is terminated, his or her unvested RSUs will be forfeited on the date that such officer’s employment with the Company terminates.
Pursuant to the terms of the PRSUs issued under the LTI Plan, for the PRSUs to vest, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rated for the period employed), (ii) a qualifying retirement (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, PRSUs vest based upon actual performance for the full performance period, pro-rated for the period employed).
Pursuant to the terms of the Service Based RSUs issued under the LTI Plan commencing in 2023, a recipient must remain employed on a vesting date for vesting to occur, subject to certain exceptions for (i) separation due to death or disability (in which case, all remaining unvested RSUs would vest), (ii) a qualifying retirement (in which case, the Service Based RSUs that would vest on the next annual vesting date will vest, and any other remaining Service Based RSUs will be forfeited) and (iii) a change in control of the Company prior to a vesting date, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, all remaining unvested Service Based RSUs would vest).
For purposes of the PRSUs and Service Based RSUs issued under the LTI Plan, a qualifying retirement may occur upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50 and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant.

Quantification of Termination Benefits
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2023, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for RSUs is determined in accordance with SEC rules as the number of shares subject to RSUs that received accelerated vesting, multiplied by $9.24, which was the closing price of our common shares on December 29, 2023, the last trading day of 2023, as reported by the Nasdaq Stock Market. The value for RSUs also includes the aggregate amount of dividends that had accrued on unvested RSUs, which amount is paid upon vesting of the awards, and the number of shares and value of the PRSUs assumes achievement at the target level for the full performance period in the case of a change in control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason and in the case of qualifying retirement.
Frank N. D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2023, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$1,449,938	$2,899,876	$2,899,876	—	—
Insurance	$35,646	$35,646	$35,646	—	—
Non-Equity Incentive Plan Compensation	$966,625	$966,625	$966,625	$966,625	—
Service Based RSUs (amount includes accrued dividends payable upon vesting)	—	$575,542	$175,829	$175,829	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	$58,604(1)	$58,604(1)	$58,604	—
______________________
(1) Assumes payout at target level for entire performance period.

Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to receive had she been terminated on December 31, 2023, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of her employment by the Company without Cause, by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$1,144,000	$1,430,000	$1,430,000	—	—
Insurance	$19,613	$19,613	$19,613	—	—
Non-Equity Incentive Plan Compensation	$457,600	$457,600	$457,600	$572,000	—
Relocation Expenses from North Carolina	$100,000	$100,000	$100,000	—	—
Service Based RSUs (amount includes accrued dividends payable upon vesting)	—	$307,571	104,548	104,548	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	$34,843(1)	$34,843(1)	$34,843	—
______________________
(1) Assumes payout at target level for entire performance period.
Richard J. Schmitzer. The following table describes the potential estimated payments that Mr. Schmitzer would have been entitled to receive had he been terminated on December 31, 2023, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Schmitzer’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Schmitzer would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$1,004,932	$669,955	$2,009,865	$1,339,910	—	—
Insurance	$15,804	$15,804	$15,804	$15,804	—	—
Non-Equity Incentive Plan Compensation	$556,063	$556,063	$556,063	$556,063	$669,955	$556,063
Service Based RSUs (amount includes accrued dividends payable upon vesting)	—	—	$348,656	$123,560	$123,560	$41,187
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	$41,187(1)	$41,187(1)	$41,187	$41,187(1)
______________________
(1) Assumes payout at target level for entire performance period.

Daniel J. Heinlein. The following table describes the potential estimated payments that Mr. Heinlein would have been entitled to receive had he been terminated on December 31, 2023, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Heinlein’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Heinlein would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the RSUs in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause or for Good Reason (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (without Change in Control)	Non-Renewal Termination (with Change in Control)	Executive Initiated Non-Renewal Termination	Death or Disability	Retirement
Separation Payment	$563,925	$751,900	$375,950	—	—	—	—
Insurance	$21,449	$21,449	$21,449	—	—	—	—
Non-Equity Incentive Plan Compensation	$269,556	$269,556	$269,556	—	—	$375,950	—
Relocation Expenses from Bermuda	$25,000	$25,000	$25,000	—	$25,000	$25,000(1)	—
Service Based RSUs (amount includes accrued dividends payable upon vesting)	—	$207,790	—	$69,375	—	$69,375	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	$23,119(2)	—	$23,119(2)	—	$23,119	—
______________________
(1) In the event of Mr. Heinlein’s death, his family will be entitled to this benefit.
(2) Assumes payout at target level for entire performance period.
On February 28, 2024, the Board, upon recommendation of the members of the Committee, approved the accelerated vesting of certain RSUs held by Mr. Heinlein in connection with the closing of the JRG Re Transaction. Pursuant to the terms of such awards, unvested RSUs would be forfeited upon Mr. Heinlein ceasing to be employed by a subsidiary of the Company. The Board, following the recommendation of members of the Committee, waived the service requirements for such awards and authorized (i) the Service Based RSUs to be settled with a payment in cash in an amount equal to the number of unvested Service Based RSUs held by Mr. Heinlein, multiplied by the closing sales price of a common share of the Company on the Nasdaq Stock Market as of or immediately preceding the closing date of the JRG Re Transaction, and (ii) pro-rated settlement of the PRSUs in an amount of shares determined based upon actual performance during the three year performance period. The pro-rated amount would be determined based upon the period that Mr. Heinlein was employed by a subsidiary of the Company during the applicable performance period, and payment of the applicable award would be made at the same time that payment is made in the ordinary course following completion of the applicable performance period.
On April 16, 2024, Mr. Heinlein’s employment with the Company ended in connection with the closing of the JRG Re Transaction. Pursuant to the Board approval disclosed above, Mr. Heinlein was paid $274,944 in respect of his unvested Service Based RSUs.

Michael J. Hoffmann. The following table describes the potential estimated payments that Mr. Hoffmann would have been entitled to receive had he been terminated on December 31, 2023, calculated in the manner described under the paragraph “Quantification of Termination Payments”. The amounts are estimated, and actual amounts may vary if Mr. Hoffmann’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Hoffmann would have been required comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the RSUs in connection with a Change in Control is not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control)	Without Cause or for Good Reason (with Change in Control)	Non-Renewal Termination (with Change in Control)	Death or Disability	Retirement
Separation Payment	$442,000	$663,000	$442,000	—	—
Insurance	$32,118	$32,118	$32,118	—	—
Non-Equity Incentive Plan Compensation	$265,200	$265,200	$265,200	$331,500	—
Service Based RSUs (amount includes accrued dividends payable upon vesting)	—	$193,643	$80,788	$80,788	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	$26,923(1)	$26,923(1)	$26,923	—
______________________
(1) Assumes payout at target level for entire performance period.
Terence M. McCafferty. Mr. McCafferty’s employment with the Company ended December 2, 2023. Pursuant to a Separation and Release Agreement (“Separation Agreement”) entered into between certain subsidiaries of the Company and Mr. McCafferty, Mr. McCafferty was entitled to receive benefits under the Company’s STI Plan and LTI Plan consistent with a qualified retirement from the Company. Such benefits consist of (i) a pro-rated cash incentive award under the STI Plan based upon the level of achievement of the performance goals for the 2023 fiscal year, which amount is reported in the Summary Compensation Table, and (ii) pro-rated settlement of the PRSU award granted in 2023 in an amount of shares determined based upon actual performance during the three-year performance period ended December 31, 2025. Pro-rated amounts are determined based upon the period that Mr. McCafferty was employed by the Company during the applicable performance period, and payments of the applicable award will be made at the same time that payment is made in the ordinary course following completion of the applicable performance periods. Additionally, Mr. McCafferty was entitled under the LTI Plan to receive settlement of 2,819 Service Based RSUs awarded in 2023 that would have vested on the next annual vesting date if he had not separated from the Company, with any other remaining unvested Service Based RSUs forfeited. Mr. McCafferty was also entitled under the Separation Agreement to receive a payment of $110,000 as an expense reimbursement.
Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2023 compensation of our Chief Executive Officer, Frank N. D’Orazio, to the total compensation for 2023 of our median employee. We determined our median employee for purposes of the disclosure by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2023 for every full-time, part-time and short-term employee employed by us at December 31, 2023 (excluding Mr. D’Orazio). We annualized this pay for employees who had worked for us for less than a full year. Once we determined the median employee, we calculated that employee’s total compensation for 2023 in the same manner utilized to determine the amount reported for Mr. D’Orazio in the “Total” column in our Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s total annual compensation was $2,720,691, and our median employee’s total annual compensation was $116,551. The ratio of the total annual compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2023 is approximately 23 to 1.

Compensation Risk Assessment
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking, or are reasonably likely to have a material adverse effect on the Company. We believe that the combination of fixed base salaries, non-equity short-term incentive awards and, beginning with the initial awards of a mix of PRSUs and Service Based RSUs under the LTI Plan in February 2023, long-term incentive awards, represents an appropriate balance of fixed and variable compensation opportunities. We believe that the combination of short-term (STI Plan awards) and long-term (LTI Plan awards) components provides an incentive for executives to maintain a long-term perspective in conducting business, rather than seeking short-term gain. This is particularly the case as the long-term incentive awards, awarded in the form of PRSUs and Service Based RSUs, together representing a maximum of one-third of a named executive officers’ total compensation opportunity, are to vest (i) in the case of PRSUs, based on financial performance metrics measured over a three-year performance period, and (ii) in the case of Service Based RSUs, in annual installments over a three-year period. The use of a maximum payout for awards under the STI Plan and LTI Plan also mitigates risk employees may take because there are no opportunities for excessive awards. Further, the goals utilized in our STI Plan are primarily based upon companywide measures derived from our annual budget, with the performance metrics reviewed and approved by our Board following prior approval by the Committee. The fact that the performance objectives in the STI Plan and LTI Plan are largely companywide reduces the likelihood that an employee could take actions to significantly influence performance in an attempt to increase the payout. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks.
Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Committee if any concerns should arise.
Compensation and Human Capital Committee Interlocks and Insider Participation
During 2023, each of Ms. Roberts (Chairperson), Mr. Botein, Mr. Migliorato and Mr. Sherman served on the Committee (with Mr. Migliorato and Mr. Sherman serving on the committee for a portion of the year). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation and Human Capital Committee.
Compensation of Directors
Our non-employee directors (excluding Mr. Abram, whose director compensation is described below, and Mr. Botein) receive an annual cash retainer in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and, excluding Mr. Sherman, an annual RSU award with a fair market value of $50,000 per year. Mr. Sherman receives an annual RSU award of $100,000, which is an increased amount in recognition of his service as the Non-Executive Chairman of the Board. Non-employee directors that join the Board after annual grants are made during the first quarter receive a pro-rated equity award for the period of service during the one-year period commencing on the date of grant of RSUs to continuing directors. In this regard, Mr. Langwell, who joined our Board on April 5, 2023, received a pro-rated award in the amount of 2,321 common shares, which was granted on December 19, 2023. The number of shares represented by Mr. Langwell’s RSU award was determined based upon the closing share price on the date he joined the Board.
The awards of RSUs are made from the Non-Employee Director Plan and vest in full on the first anniversary of the date of the grant.
In addition to the aforementioned compensation, the Chairman of our Audit Committee is paid additional cash compensation in the amount of $25,000 per year for service in such capacity. Additionally, commencing with the fourth quarter of 2023, each of the Compensation and Human Capital Committee Chairperson and Nominating and Corporate Governance Committee Chairperson are paid an additional $12,500 per year, which amounts were pro-rated for 2023.
Mr. Abram, as our Non-Executive Chairman, was paid a monthly retainer of $18,750 in cash during 2023 until he left the Board following our annual general meeting held on July 27, 2023. Mr. Botein, who joined the Board in 2023, does not receive compensation for his service as a director, pursuant to the terms of the Investment Agreement relating to the issuance of our Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share, described under “Certain Relationships and Related Transactions — Related Party Transactions”.

The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
J. Adam Abram	$128,831	—	—	$128,831
Matthew B. Botein	—	—	—	—
Thomas L. Brown	$150,000	$49,983	$488	$200,471
Kirstin M. Gould	$128,125	$49,983	$488	$178,596
Dennis J. Langwell	$92,376	$22,514	—	$114,890
Peter B. Migliorato	$125,000	$49,983	—	$174,983
Michael T. Oakes	$71,671	$49,983	$12,988	$134,642
Patricia H. Roberts	$128,125	$49,983	$488	$178,596
Ollie L. Sherman, Jr.	$125,000	$99,982	$488	$225,470
______________________
(1) The cash compensation paid to Messrs. Abram, Langwell and Oakes was pro-rated based upon the portion of the year that such individuals served as directors during 2023. Mr. Langwell joined the Board in April 2023. Messrs. Abram and Oakes served as directors until our 2023 annual general meeting of shareholders.
(2) Represents the aggregate grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan (the “2014 Director Plan”), calculated in accordance with FASB ASC Topic 718. The stock awards represent grants of the following number of RSUs: (i) 2,013 RSUs for each of Mr. Brown, Ms. Gould, Mr. Migliorato, Mr. Oakes and Ms. Roberts, which had a grant date fair value for each equity award computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures for service-based vesting conditions, of $49,983, (ii) 2,321 RSUs for Mr. Langwell, which had a grant date fair value for each equity award computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures for service-based vesting conditions, of $22,514, and (iii) 5,214 RSUs for Mr. Sherman, which had a grant date fair value for each equity award computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures for service-based vesting conditions, of $99,982. With the exception of Mr. Oakes, who forfeited his RSUs when he resigned from the Board, each amount of RSUs identified in the prior sentence with respect to a director were the only outstanding awards held by such director at December 31, 2023.
(3) Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested. Additionally, the amount of all other compensation reported for Mr. Oakes includes a payment in the amount of $12,500, compensating him for a portion of his 2023 RSU that was forfeited when he left the Board following our annual general meeting of shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	15,587(2)	—	66,999
2014 Long-Term Incentive Plan, as amended	901,881(3)	$42.17	1,430,056
Equity compensation plans not approved by shareholders:	—	—	—
Total	917,468	$42.17	1,497,055
______________________
(1) RSUs are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2) Consists solely of RSUs.
(3) Includes 74,390 nonqualified stock options, 643,849 RSUs and 183,642 PRSUs assuming maximum payout on such PRSUs.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of April 5, 2024 regarding the beneficial ownership of our common shares by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common shares, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table appearing in Item 11 above and (4) all directors and executive officers as of April 5, 2024 as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options or conversion of a security held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of April 5, 2024. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or convertible security for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of April 5, 2024, there were a total of 37,822,340 common shares and 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”), issued and outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned	Number of Series A Preferred Shares Beneficially Owned	Percentage of Series A Preferred Shares Beneficially Owned
5% or more Shareholders:
GPC Partners Investments (Thames) LP	5,971,184(1)	13.6%	150,000	100%
T. Rowe Price Investment Management, Inc.	3,040,984(2)	8.0%
Fuller & Thaler Asset Management, Inc.	2,870,871(3)	7.6%
BlackRock, Inc.	2,435,935(4)	6.4%
The Vanguard Group	2,099,464(5)	5.6%
Directors and Executive Officers:(6)
Frank N. D’Orazio	118,451	*
Matthew B. Botein	5,971,184(7)	13.6%	150,000	100%
Thomas L. Brown	11,452	*
Kirstin M. Gould	11,602	*
Dennis J. Langwell	2,321	*
Peter B. Migliorato	2,013	*
Patricia H. Roberts	12,900	*
Ollie L. Sherman, Jr.	15,249	*
Sarah C. Doran	66,104	*
Richard J. Schmitzer	217,842	*
Daniel J. Heinlein	29,748	*
Michael J. Hoffmann	9,115	*
Terence M. McCafferty(8)	26,571	*
All directors and executive officers as a group (15 persons)	6,506,983(9)	15.0%	150,000	100%
______________________
*Represents beneficial ownership of less than 1%.

(1) Beneficial ownership information of the Series A Preferred Shares is based on the Schedule 13D filed with the SEC on January 13, 2023 by GPC Partners Investments (Thames) LP (“GPC Thames”), GPC Partners II GP LLC (“GPC II GP”), Gallatin Point Capital LLC (“Gallatin Point”), Matthew B. Botein and Lewis A. (Lee) Sachs (collectively, the “GPC Parties”), and assumes conversion of the Series A Preferred Shares as of April 5, 2024. The GPC Parties reported beneficial ownership of the common shares (the “Subject Shares”) issuable upon conversion of Series A Preferred Shares. GPC Thames, GPC II GP and Gallatin Point reported sole voting and sole dispositive power over the Subject Shares, and Messrs. Botein and Sachs reported shared voting power and shared dispositive power over the Subject Shares. GPC Thames is the direct holder of the Series A Preferred Shares that may be converted into the Subject Shares. Gallatin Point is the managing member of GPC II GP, which, in turn, is the general partner of GPC Thames. Messrs. Botein and Sachs jointly control Gallatin Point through multiple intermediate entities. Based upon a conversion of the Series A Preferred Shares on April 5, 2024, such securities, may be converted into 5,971,184 common shares, with the conversion price utilized to determine such number of shares adjusted for adverse development experience as provided in the Certificate of Designation for the Series A Preferred Shares. The conversion price of the Series A Preferred Shares is re-calculated on a quarterly basis for adverse development, and the new conversion price, if applicable, takes effect upon the filing of the Form 10-K or Form 10-Q, as applicable, for such quarter. The Series A Preferred Shares vote on an as converted basis with holders of our common shares; provided, however, that pursuant to the terms of the Series A Preferred Shares, they may not be voted by the GPC Parties in excess of 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of our outstanding voting securities. The address of the GPC Parties is 600 Steamboat Road, Greenwich, CT 06830.
(2) Information is based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2024 by T. Rowe Price Investment Management, Inc. (“Price Investment Management”). Price Investment Management reported sole voting power over 1,193,497 common shares and sole dispositive power over 3,040,984 common shares. The address of Price Investment Management is 101 E. Pratt Street, Baltimore, MD 21201.
(3) Information is based on the Schedule 13G filed with the SEC on February 13, 2024 by Fuller & Thaler Asset Management, Inc. (“Fuller & Thaler”). Fuller & Thaler reported sole voting power over 2,816,736 common shares and sole dispositive power over 2,870,871 common shares. The common shares are reported as beneficially owned by Fuller & Thaler as an investment adviser to certain persons. The address of Fuller & Thaler is 411 Borel Avenue, Suite 300, San Mateo, CA 94402.
(4) Information is based on Amendment No. 9 to Schedule 13G filed with the SEC on January 8, 2024 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 2,370,902 common shares and sole dispositive power over 2,435,935 common shares. The common shares are reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5) Information is based on Amendment No. 5 to Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”). Vanguard reported shared voting power over 39,549 common shares, sole dispositive power over 2,027,676 common shares and shared dispositive power over 71,788 common shares. The common shares are reported as beneficially owned by Vanguard and certain of its clients, including investment companies registered under the Investment Company Act of 1940, and other managed accounts. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA, 19355.
(6) The address of each director and executive officer listed is c/o James River Group Holdings, Ltd., P. O. Box 666, Hamilton HM CX, Bermuda.
(7) Represents beneficial ownership of 5,971,184 common shares issuable upon conversion of Series A Preferred Shares beneficially owned by the GPC Parties. See footnote 1 above.
(8) Information is based on the amount of securities beneficially owned by Mr. McCafferty as of the date his employment ended December 2, 2023, plus the 2,819 Service Based RSUs that settled in December 2023 pursuant to the Separation Agreement.
(9) The reported amount includes 5,971,184 common shares issuable upon conversion of Series A Preferred Shares beneficially owned by the GPC Parties. See footnote 1 above.

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
Related Party Transactions
On February 24, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with GPC Partners Investments (Thames) LP (“GPC Thames”), an affiliate of Gallatin Point Capital LLC, relating to the issuance and sale by the Company to GPC Thames of 150,000 Series A Preferred Shares, for an aggregate purchase price of $150 million, or $1,000 per share. Our director, Matthew B. Botein, is a founder and Managing Director of Gallatin Point Capital LLC.
Pursuant to the Investment Agreement, until GPC Thames and its permitted transferees no longer beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate (a) at least 50% of the number of common shares beneficially owned by GPC Thames, on an as-converted basis, as of the date of issuance of the Series A Preferred Shares and (b) at least 5% of the number of common shares on an as-converted basis, GPC Thames will be entitled to designate one individual (the “Series A Designee”) for nomination to our Board of Directors. GPC Thames designated Mr. Botein for nomination as the Series A Designee in 2023, and, accordingly, the Board approved the appointment of Mr. Botein to serve as a director. Mr. Botein’s appointment to the Board became effective on January 6, 2023, following receipt of applicable regulatory approvals.
For further information regarding the Investment Agreement, including a description of certain obligations and restrictions binding on the parties thereto and the terms of the Series A Preferred Shares, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on February 28, 2022 and March 8, 2022.
Director Independence
Our Board has reviewed the independence of our directors using the Nasdaq Stock Market independence standards. Based on this review, we have determined that Messrs. Botein, Brown, Langwell, Migliorato and Sherman, Ms. Gould and Ms. Roberts are independent. In making its independence determination, the Board considered the current and prior relationships with the Company, including the transaction described in the section titled “Certain Relationships and Related Transactions”.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP (Charlotte, North Carolina, PCAOB ID: 42, “EY”) for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit Fees	$3,439,789	$2,392,480
Audit-Related Fees	—	—
Tax Fees	$254,115	$298,300
All Other Fees	$3,000	$3,000
Total Fees	$3,696,904	$2,693,780
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2023 and 2022.
Audit-related fees. Audit-related fees principally would include due diligence in connection with acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions.
Tax Fees. Tax fees in 2023 and 2022 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
All Other Fees. All other fees in 2023 and 2022 were for permitted accounting research software licensing fees.
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
During our 2023 and 2022 fiscal years, all audit, audit-related, tax fees and other fees for services performed by Ernst & Young LLP were pre-approved by the Audit Committee in compliance with applicable SEC requirements.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See “Index to Financial Statements and Schedules” on Page F-1 of the Original Form 10-K.
(3) Exhibits:

Exhibit Number	Description
2.1
Stock Purchase Agreement dated November 8, 2023 by and among James River Group Holdings, Ltd. and Fleming Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)†

3.1
Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2
Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3
Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4
Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5
Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6
Fourth Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)†

4.1
Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2
Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Ltd. dated March 1, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)†

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
4.19
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)†

10.1
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 12, 2023, Commission File No. 001-36777)†

10.2
Consent Agreement dated November 8, 2023 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)†

10..3
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
10.8
Third Amendment to Credit Agreement dated as of January 27, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd. as the borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.9
Consent Agreement dated November 8, 2023 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)†

10.10
Pledge and Security Agreement, dated as of August 2, 2017, by and between JRG Reinsurance Company Ltd., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 3, 2017, Commission File No. 001-36777)

10.11
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.12
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.13
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.14
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.17
Second Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022, Commission File No. 001-36777)*

10.18
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.19
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.20
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.21
Form of Performance Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)†

10.22
Form of Service-Based Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)†

10.23	James River Group Holdings, Ltd. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)†
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
10.27
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.28
James River Management Company, Inc. Leadership Recognition Program (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.29
Employment Agreement, dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2020, Commission File No. 001-36777) *

10.30
First Amendment to Employment Agreement dated October 28, 2020, by and among Frank N. D’Orazio, James River Group Holdings, Ltd., and its subsidiary James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2023, Commission File No. 001-36777)*†

10.31
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

10.32
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.33
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.34
James River Management Company, Inc. Leadership Recognition Program Award Letter, dated September 30, 2011 to Richard Schmitzer (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.35
Separation and Release Agreement, dated December 26, 2023, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on February 29, 2024, Commission File No. 001-36777)*†

10.36
Amended and Restated Employment Agreement, dated June 7, 2023, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Terry McCafferty (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 8, 2023, Commission File No. 001-36777)*†

10.37
Employment Agreement, dated April 5, 2018, by and among JRG Reinsurance Company, Ltd. and Daniel Heinlein (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 27, 2019, Commission File No. 001-36777)*

10.38
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.39
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.40
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.41
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.42
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.43
Loss Portfolio Transfer Retrocession Agreement entered into on February 23, 2022 by and between JRG Reinsurance Company Ltd. and Fortitude Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.44	Employment Agreement, dated August 19, 2021, by and between Michael J. Hoffmann and James River Group Holdings, Ltd.*

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.†
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm†
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
97.1
Policy relating to recovery of erroneously awarded compensation, as required by Nasdaq listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024, Commission File No. 001-36777)†

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

JAMES RIVER GROUP HOLDINGS, LTD.

By:	/s/ Frank N. D’Orazio	April 26, 2024
Frank N. D’Orazio Chief Executive Officer and Director