Form 10-Q
period 2024-03-31
James River Group Holdings, Ltd.
filed 2024-05-09
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House, 2 Church Street, Hamilton, Pembroke HM11, Bermuda
(Address of principal executive offices)
(Zip Code)

(441) 295-1422
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at May 7, 2024: 37,825,767

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
•downgrades in the financial strength rating or outlook of our regulated insurance subsidiaries impacting our ability to attract and retain insurance business that our subsidiaries write, our competitive position, and our financial condition;
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
•the amount of the final post-closing adjustment to the purchase price received in connection with the sale of our casualty reinsurance business;
•potential effects on our business of emerging claim and coverage issues;
•the potential impact of internal or external fraud, operational errors, systems malfunctions or cyber security incidents;
•our ability to manage our growth effectively;
•failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”);
•changes in our financial condition, regulations or other factors that may restrict our subsidiaries’ ability to pay us dividends;
•an adverse result in any litigation or legal proceedings we are or may become subject to; and
•other risks and uncertainties discussed under “Risk Factors” and elsewhere in this Quarterly Report.
Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from information contained in forward-looking statements.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2024	December 31, 2023
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2024 – $1,377,965; 2023 – $1,405,136)	$1,287,466	$1,324,476
Equity securities, at fair value (cost: 2024 – $119,788; 2023 – $114,107)	128,690	119,945
Bank loan participations, at fair value	173,046	156,169
Short-term investments	84,534	72,137
Other invested assets	33,082	33,134
Total invested assets	1,706,818	1,705,861
Cash and cash equivalents	305,496	274,298
Restricted cash equivalents	73,396	72,449
Accrued investment income	11,664	12,106
Premiums receivable and agents’ balances, net	221,566	249,490
Reinsurance recoverable on unpaid losses, net	1,377,863	1,358,474
Reinsurance recoverable on paid losses	142,288	157,991
Prepaid reinsurance premiums	289,383	293,108
Deferred policy acquisition costs	26,991	31,497
Intangible assets, net	32,722	32,813
Goodwill	181,831	181,831
Other assets	148,731	163,939
Assets held-for-sale (Note 2 - discontinued operations)	732,170	783,393
Total assets	$5,250,919	$5,317,250

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2024	December 31, 2023
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,661,909	$2,606,107
Unearned premiums	550,688	587,899
Payables to reinsurers	126,538	158,670
Funds held	65,235	65,235
Deferred reinsurance gain	16,731	20,733
Senior debt	222,300	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	42,708	56,722
Other liabilities	179,614	174,513
Liabilities held-for-sale (Note 2 - discontinued operations)	596,706	641,497
Total liabilities	4,566,484	4,637,731
Commitments and contingent liabilities
Series A redeemable preferred shares – 2024 and 2023: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2024 and 2023: $0.0002 par value; 200,000,000 shares authorized; 37,822,340 and 37,641,563 shares issued and outstanding, respectively	7	7
Additional paid-in capital	878,091	876,240
Retained deficit	(267,067)	(277,905)
Accumulated other comprehensive loss	(71,494)	(63,721)
Total shareholders’ equity	539,537	534,621
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,250,919	$5,317,250

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share amounts)
Revenues
Gross written premiums	$330,810	$353,454
Ceded written premiums	(192,638)	(179,299)
Net written premiums	138,172	174,155
Change in net unearned premiums	33,519	(2,315)
Net earned premiums	171,691	171,840
Net investment income	22,632	18,425
Net realized and unrealized gains on investments	4,583	160
Other income	2,221	1,309
Total revenues	201,127	191,734
Expenses
Losses and loss adjustment expenses	110,049	126,381
Other operating expenses	50,810	48,036
Other expenses	732	603
Interest expense	6,485	5,583
Amortization of intangible assets	91	91
Total expenses	168,167	180,694
Income from continuing operations before income taxes	32,960	11,040
Income tax expense on continuing operations	9,452	3,136
Net income from continuing operations	23,508	7,904
Discontinued operations (Note 2):
(Loss) income from discontinued operations	(9,605)	1,704
Gain on held for sale classification of discontinued operations	1,500	—
Total (loss) income from discontinued operations	(8,105)	1,704
Net income	15,403	9,608
Dividends on Series A preferred shares	(2,625)	(2,625)
Net income available to common shareholders	$12,778	$6,983

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(2,066) in 2024 and $5,001 in 2023	(7,773)	30,902
Total comprehensive income	$7,630	$40,510

Net income (loss) per common share:
Basic
Continuing operations	$0.55	$0.14
Discontinued operations	$(0.21)	$0.05
	$0.34	$0.19
Diluted
Continuing operations	$0.53	$0.14
Discontinued operations	$(0.18)	$0.04
	$0.35	$0.18
Dividend declared per common share	$0.05	$0.05
Weighted-average common shares outstanding:
Basic	37,733,710	37,531,819
Diluted	44,638,969	37,785,452

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at December 31, 2023	37,641,563	$7	$876,240	$(277,905)	$(63,721)	$534,621
Net income	—	—	—	15,403	—	15,403
Other comprehensive loss	—	—	—	—	(7,773)	(7,773)
Vesting of RSUs	180,777	—	(824)	—	—	(824)
Compensation expense under share incentive plans	—	—	2,675	—	—	2,675
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,940)	—	(1,940)
Balances at March 31, 2024	37,822,340	$7	$878,091	$(267,067)	$(71,494)	$539,537

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	9,608	—	9,608
Other comprehensive income	—	—	—	—	30,902	30,902
Vesting of RSUs	148,989	—	(1,507)	—	—	(1,507)
Compensation expense under share incentive plans	—	—	2,692	—	—	2,692
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,921)	—	(1,921)
Balances at March 31, 2023	37,619,226	$7	$870,043	$(146,993)	$(132,142)	$590,915

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities
Net cash provided by operating activities (a)	$24,079	$19,452
Investing activities
Securities available-for-sale:
Purchases – fixed maturity securities	(2,015)	(101,374)
Sales – fixed maturity securities	39,699	—
Maturities and calls – fixed maturity securities	40,081	21,726
Purchases – equity securities	(5,180)	(5,081)
Sales – equity securities	4,556	6,745
Bank loan participations:
Purchases	(57,209)	(8,288)
Sales	33,432	10,494
Maturities	6,908	7,755
Other invested assets:
Purchases	(2,000)	—
Return of capital	200	510
Proceeds from sales	1,451	1,153
Short-term investments, net	(12,397)	82,751
Securities receivable or payable, net	715	2,032
Purchases of property and equipment	(745)	(1,297)
Net cash provided by investing activities	47,496	17,126
Financing activities
Payroll taxes withheld and remitted on net settlement of RSUs	(824)	(1,507)
Dividends on Series A preferred shares	(2,625)	(5,250)
Dividends on common shares	(2,007)	(2,048)
Net cash used in financing activities	(5,456)	(8,805)
Change in cash, cash equivalents, and restricted cash equivalents	66,119	27,773
Cash, cash equivalents, and restricted cash equivalents at beginning of period	359,949	276,379
Cash, cash equivalents, and restricted cash equivalents at end of period	$426,068	$304,152
Supplemental information
Interest paid	$7,801	$7,307

Restricted cash equivalents at beginning of period	$72,449	$103,215
Restricted cash equivalents at end of period	$73,396	$104,254
Change in restricted cash equivalents	$947	$1,039

(a) Cash provided by operating activities for the three months ended March 31, 2024 and 2023 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by operating activities was $23.1 million and $18.4 million for the three months ended March 31, 2024 and 2023, respectively.
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
•James River Insurance Company is an Ohio domiciled excess and surplus lines insurance company that, with its wholly-owned insurance subsidiary, James River Casualty Company, an Ohio domiciled company, is authorized to write business in every state and the District of Columbia.
•Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), a North Carolina domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted fronting and program business.
The Company previously owned JRG Reinsurance Company Ltd. (“JRG Re”), a Bermuda domiciled reinsurer, which comprised the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, primarily provided non-catastrophe casualty reinsurance to U.S. third parties. On November 8, 2023, the Company entered into an agreement to sell JRG Re. The sale closed on April 16, 2024 and resulted in the Company’s disposition of its casualty reinsurance business and related assets. See Held-for-Sale and Discontinued Operations below and Note 2 for additional disclosure.
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited annual consolidated financial statements.
Intercompany transactions and balances have been eliminated.
Held-for-Sale and Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company determined that the definitive agreement to sell JRG Re meets the criteria for JRG Re to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held-for-sale and segregated for all periods presented in this interim report on Form 10-Q. See Note 2 for additional disclosure.

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $8.1 million at March 31, 2024 and $8.4 million at December 31, 2023, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended March 31, 2024 and 2023, our effective tax rate on income from continuing operations was 28.7% and 28.4%, respectively. The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Adopted Accounting Standards
There were no new accounting standards adopted in 2024 that materially impacted the Company's financial statements.
Prospective Accounting Standards
The guidance in ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and are not expected to have a material impact on our financial statements.
The guidance in ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and are not expected to have a material impact on our financial statements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Discontinued Operations
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (the “Buyer”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, the Buyer agreed to purchase from the Company all of the common shares of JRG Re. JRG Re comprises the remaining operations of the former Casualty Reinsurance segment, and the sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million. The aggregate purchase price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which could result in adjustments to the purchase price. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
The Company has determined that the sale of JRG Re meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held for sale and segregated for all periods presented in this interim report on Form 10-Q.
The $139 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the first quarter of 2024, the estimated loss on the sale was revised to $78.9 million, resulting in a gain of $1.5 million in the first quarter of 2024 for the change in the estimated loss on sale. The $5.8 million cash portion of the pre-closing dividend was included in other liabilities below at December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

JRG Re's assets and liabilities held for sale were comprised of the following:

	(Unaudited) March 31, 2024	December 31, 2023
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, at fair value	$478,991	$532,242
Equity securities, at fair value	—	2,779
Total invested assets	478,991	535,021
Cash and cash equivalents	47,176	13,202
Accrued investment income	3,387	3,589
Premiums receivable and agents’ balances, net	56,661	68,441
Reinsurance recoverable on unpaid and paid losses, net	221,398	234,615
Deferred policy acquisition costs	2,863	4,986
Write down of JRG Re to fair value less cost to sell	(78,900)	(80,400)
Other assets	594	3,939
Assets held for sale	$732,170	$783,393

Liabilities
Reserve for losses and loss adjustment expenses	$426,840	$441,666
Unearned premiums	9,792	17,223
Funds held	119,353	137,796
Deferred reinsurance gain	34,020	33,167
Accrued expenses	1,429	1,955
Other liabilities	5,272	9,690
Liabilities held for sale	$596,706	$641,497

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
Gross written premiums	$357	$10,439
Ceded written premiums	877	(1,374)
Net written premiums	1,234	9,065
Change in net unearned premiums	7,431	27,208
Net earned premiums	8,665	36,273
Net investment income	3,852	7,347
Net realized and unrealized (losses) gains on investments	(2,243)	247
Total revenues	10,274	43,867
Expenses:
Losses and loss adjustment expenses	13,438	28,907
Other operating expenses	4,126	12,223
Other expenses	1,672	—
Interest expense	643	1,033
Total expenses	19,879	42,163
(Loss) income from discontinued operations	(9,605)	1,704
Gain on held for sale classification of discontinued operations	1,500	—
Total (loss) income from discontinued operations	(8,105)	1,704
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Net cash used in operating activities of discontinued operations	$(24,411)	$(28,990)
Net cash provided by investing activities of discontinued operations	58,385	25,147
Net cash provided by (used in) discontinued operations	$33,974	$(3,843)
Interest paid by discontinued operations	$745	$1,129
JRG Re Commitments and Contingent Liabilities
JRG Re entered into three letter of credit facilities with banks as security to third-party reinsureds on reinsurance assumed by JRG Re. JRG Re established custodial accounts to secure these letters of credit. Under a $30.0 million facility, $5.1 million of letters of credit were issued through March 31, 2024 which were secured by deposits of $5.6 million. Under a $102.5 million facility, $42.8 million of letters of credit were issued through March 31, 2024 which were secured by deposits of $47.5 million. Under a $100.0 million facility, $24.7 million of letters of credit were issued through March 31, 2024 which were secured by deposits of $27.4 million. JRG Re also established trust accounts to secure its obligations to selected reinsureds. The total amount deposited in the trust accounts for the benefit of third-party reinsureds was $446.0 million at March 31, 2024.
Casualty Re Loss Portfolio Transfer
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of JRG Re's reserves. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit were adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. At March 31, 2024, the balance of the Funds Withheld Account was $119.4 million and reinsurance recoverables from FRL under the Casualty Re LPT were $209.4 million.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Casualty Re LPT. For the three months ended March 31, 2024 and 2023, due to adverse paid and reported loss trends, JRG Re recognized adverse prior year development of $6.1 million and $7.8 million, respectively, on the reserves subject to the Casualty Re LPT, resulting in corresponding additional amounts ceded under the loss portfolio transfer. The Casualty Re LPT is in a gain position as the cumulative amounts ceded under the loss portfolio transfer exceeds the consideration paid, requiring the application of retroactive reinsurance accounting under GAAP.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. Over the life of the contract, we would expect no economic impact to JRG Re as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where JRG Re recognizes a change in the estimate of the reserves subject to the loss portfolio transfer that increases or decreases the amounts ceded under the loss portfolio transfer, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses for the discontinued operations of JRG Re and reported within (loss) income from discontinued operations on the Condensed Consolidated Statements of Income and Comprehensive Income.
For the three months ended March 31, 2024 and 2023, retroactive reinsurance benefits totaling $5.2 million and $2.7 million, respectively, were recorded in losses and loss adjustment expenses using the recovery method. As of March 31, 2024, the cumulative amount ceded under the Casualty Re LPT was $400.0 million. The total deferred retroactive reinsurance gain of $34.0 million at March 31, 2024 under the loss portfolio transfer is presented within the liabilities held for sale of JRG Re on the Company's Condensed Consolidated Balance Sheets. The Company has no aggregate limit remaining under the Casualty Re LPT at March 31, 2024.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2024
Fixed maturity securities:
State and municipal	$270,873	$1,221	$(27,084)	$245,010
Residential mortgage-backed	330,117	547	(23,138)	307,526
Corporate	522,750	2,163	(31,634)	493,279
Commercial mortgage and asset-backed	227,720	97	(11,836)	215,981
U.S. Treasury securities and obligations guaranteed by the U.S. government	26,505	—	(835)	25,670
Total fixed maturity securities, available-for-sale	$1,377,965	$4,028	$(94,527)	$1,287,466
December 31, 2023
Fixed maturity securities:
State and municipal	$273,462	$1,834	$(26,459)	$248,837
Residential mortgage-backed	336,064	1,243	(19,379)	317,928
Corporate	530,408	4,167	(28,847)	505,728
Commercial mortgage and asset-backed	235,302	78	(12,527)	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	8	(778)	29,130
Total fixed maturity securities, available-for-sale	$1,405,136	$7,330	$(87,990)	$1,324,476
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2024 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$45,678	$45,113
After one year through five years	344,201	334,549
After five years through ten years	260,473	236,295
After ten years	169,776	148,002
Residential mortgage-backed	330,117	307,526
Commercial mortgage and asset-backed	227,720	215,981
Total	$1,377,965	$1,287,466

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2024
Fixed maturity securities:
State and municipal	$40,104	$(975)	$166,574	$(26,109)	$206,678	$(27,084)
Residential mortgage-backed	81,750	(1,209)	179,025	(21,929)	260,775	(23,138)
Corporate	83,361	(1,003)	294,271	(30,631)	377,632	(31,634)
Commercial mortgage and asset-backed	35,588	(184)	142,805	(11,652)	178,393	(11,836)
U.S. Treasury securities and obligations guaranteed by the U.S. government	9,120	(183)	16,550	(652)	25,670	(835)
Total fixed maturity securities, available-for-sale	$249,923	$(3,554)	$799,225	$(90,973)	$1,049,148	$(94,527)
December 31, 2023
Fixed maturity securities:
State and municipal	$30,196	$(287)	$168,517	$(26,172)	$198,713	$(26,459)
Residential mortgage-backed	68,497	(1,256)	145,954	(18,123)	214,451	(19,379)
Corporate	55,970	(532)	290,308	(28,315)	346,278	(28,847)
Commercial mortgage and asset-backed	24,048	(151)	182,295	(12,376)	206,343	(12,527)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,961	(71)	19,889	(707)	27,850	(778)
Total fixed maturity securities, available-for-sale	$186,672	$(2,297)	$806,963	$(85,693)	$993,635	$(87,990)

At March 31, 2024, the Company held fixed maturity securities of 441 issuers that were in an unrealized loss position with a total fair value of $1,049.1 million and gross unrealized losses of $94.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At March 31, 2024, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2024, December 31, 2023, or March 31, 2023. For securities in an unrealized loss position at March 31, 2024, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
At March 31, 2024, the Company's bank loan portfolio had an aggregate fair value of $173.0 million and unpaid principal of $180.9 million. Investment income on bank loan participations included in net investment income was $4.5 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Net realized and unrealized gains on bank loan participations were $281,000 and $507,000 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, management concluded that $1.2 million of the unrealized losses associated with one loan were due to credit-related impairments. For the three months ended March 31, 2023, management concluded that $607,000 of the unrealized losses associated with loans from two issuers were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2024 or December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturity securities:
Gross realized gains	$—	$—
Gross realized losses	(311)	(7)
	(311)	(7)
Bank loan participations:
Gross realized gains	308	20
Gross realized losses	(948)	(423)
Changes in fair values of bank loan participations	359	910
	(281)	507
Equity securities:
Gross realized gains	1,124	581
Gross realized losses	(177)	(267)
Changes in fair values of equity securities	4,228	(643)
	5,175	(329)
Short-term investments and other:
Gross realized gains	—	2
Gross realized losses	—	(13)
Changes in fair values of short-term investments and other	—	—
	—	(11)
Total	$4,583	$160

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

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$8,083	$8,382	$(286)	$1,003
Corporate & Other	—	—	—	170
	8,083	8,382	(286)	1,173
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	608	61	36
Corporate & Other	—	761	77	45
	—	1,369	138	81
Limited partnerships (c)
Excess and Surplus Lines	11,898	11,914	(115)	251
Corporate & Other	664	664	—	—
	12,562	12,578	(115)	251
Private Debt (d)
Excess and Surplus Lines	12,437	10,805	118	86
Corporate & Other	—	—	—	—
	12,437	10,805	118	86
Total other invested assets
Excess and Surplus Lines	32,418	31,709	(222)	1,376
Corporate & Other	664	1,425	77	215
	$33,082	$33,134	$(145)	$1,591

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 2.5% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company's former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $14,000 and $24,000 in the three months ended March 31, 2024 and 2023, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, the Company received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. We could receive additional contingent payments in the future according to terms of the transaction.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments invested in two notes receivable for renewable energy projects. Interest on the notes was fixed at 12%. During the three months ended March 31, 2024, the Company received final principal repayments of $608,000 and $761,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At March 31, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.8 million in the limited partnerships.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(d)The Company's Excess and Surplus Lines segment has invested in two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At March 31, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $4.2 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2024 and December 31, 2023.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2024		December 31, 2023
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	7,553	11,611	7,462
Identifiable intangible assets subject to amortization		11,611	7,553	11,611	7,462
		$40,275	$7,553	$40,275	$7,462

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Net income from continuing operations	$23,508	$7,904
Less: Dividends on Series A preferred shares	(2,625)	(2,625)
Income from continuing operations available to common shareholders	$20,883	$5,279
(Loss) income from discontinued operations	(8,105)	1,704
Net income available to common shareholders	$12,778	$6,983

Weighted average common shares outstanding:
Basic	37,733,710	37,531,819
Dilutive potential common shares	6,905,259	253,633
Diluted	44,638,969	37,785,452

Net income (loss) per common share:
Basic
Continuing operations	$0.55	$0.14
Discontinued operations	$(0.21)	$0.05
	$0.34	$0.19
Diluted
Continuing operations	$0.53	$0.14
Discontinued operations	$(0.18)	$0.04
	$0.35	$0.18
For the three months ended March 31, 2024, all potential common shares were dilutive and included in the calculation of diluted earnings per common share. For the three months ended March 31, 2023, potential common shares of 5,640,158 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $660,000 at March 31, 2024 and December 31, 2023, $628,000 at March 31, 2023, and $580,000 at December 31, 2022.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,246,973	$1,080,766
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	114,449	115,176
Prior years - retroactive reinsurance	(4,002)	11,700
Prior years - excluding retroactive reinsurance	(398)	(495)
Total incurred losses and loss and adjustment expenses	110,049	126,381
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	2,094	2,561
Prior years	75,544	71,354
Total loss and loss adjustment expense payments	77,638	73,915
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	(4,002)	11,700
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,283,386	1,121,532
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,378,523	1,287,227
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,661,909	$2,408,759

The Company experienced $398,000 of net favorable reserve development in the three months ended March 31, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $40,000 of net adverse development in the Excess and Surplus Lines segment and $438,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $495,000 of net favorable reserve development in the three months ended March 31, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $324,000 of net favorable development in the Excess and Surplus Lines segment and $171,000 of net favorable development in the Specialty Admitted Insurance segment.
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
For the three months ended March 31, 2024 and 2023, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $477,000 and $41.0 million, respectively, on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, moving the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $4.5 million and $29.3 million for the three months ended March 31, 2024 and 2023, respectively, were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $456.7 million and $456.2 million as of March 31, 2024 and December 31, 2023, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT separately presented on the Company's Condensed Consolidated Balance Sheets was $16.7 million and $20.7 million at March 31, 2024 and December 31, 2023, respectively.
7.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(10,150)	$35,812
U.S. income taxes	2,131	(5,000)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(8,019)	30,812
Less reclassification adjustment:
Net realized investment losses	(311)	(91)
U.S. income taxes	65	1
Reclassification adjustment for investment losses realized in net income	(246)	(90)
Other comprehensive (loss) income	$(7,773)	$30,902
In addition to the $311,000 and $91,000 of net realized investment losses on available-for-sale fixed maturities for the three months ended March 31, 2024 and 2023, respectively, the Company also recognized net realized and unrealized investment (losses) gains in the respective periods of $(281,000) and $507,000 on its investments in bank loan participations and net realized and unrealized investment gains (losses) in the respective periods of $5.2 million and $(329,000) on its investments in equity securities.
8.       Contingent Liabilities
The Company is involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business, as well as the matters described below. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in the handling of insurance claims. The Company believes that the outcome of such matters,

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

individually and in the aggregate, is not reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
On July 9, 2021 a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the “Second Amended Complaint”). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the “Second MTD”). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant’s reply to the Plaintiffs’ opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We engaged in mediation in the fourth quarter of 2023 and on December 7, 2023, in connection with the mediation, we reached an agreement in principle to settle the action. On December 22, 2023, the parties submitted the stipulation of settlement to the Court for approval. The settlement provides for a full release of all defendants in connection with the allegations made and a settlement payment to the class of $30 million, inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs, all of which will be paid by the Company’s insurance carriers, as the Company had paid its $1.0 million deductible prior to the settlement. On January 26, 2024, the Court issued an order granting preliminary approval of the settlement and scheduled a final settlement hearing for May 24, 2024.
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Mr. Glantz alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive, that the Company failed to disclose that it lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance and as a result the Company overstated its net income, and that, as a result, Mr. Glantz suffered unspecified damages. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the Court for appointment as Lead Plaintiff, and on January 26, 2024, Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. Plaintiff's consolidated amended complaint is due no later than May 24, 2024. We believe that the claims are without merit and intend to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which is pending in the Supreme Court of the State of New York Appellate Division, First Department. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a Motion to Dismiss the Complaint. The Company’s response to the Motion to Dismiss is due May 9, 2024.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $111.6 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $456.7 million at March 31, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2024, the balance in the Indemnity Trust was $109.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $154.5 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2024, the balance in the LPT Trust was $49.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $70.0 million. At March 31, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $67.4 million (including $63.7 million of unpaid recoverables and $3.7 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2024, the balance in the Loss Fund Trust was $73.4 million, including $45.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $20.0 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
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
9.    Segment Information
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Condensed Consolidated Statements of Income and Comprehensive Income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfer in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.3 million and $1.1 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three months ended March 31, 2024 and 2023, respectively. Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2024
Gross written premiums	$213,691	$117,119	$—	$330,810
Net earned premiums	145,623	26,068	—	171,691
Underwriting profit of operating segments	18,491	786	—	19,277
Net investment income	18,426	3,986	220	22,632
Interest expense	—	—	6,485	6,485
Segment revenues	168,921	31,536	670	201,127
Segment goodwill	181,831	—	—	181,831
Segment assets	3,090,041	1,385,563	43,145	4,518,749

Three Months Ended March 31, 2023
Gross written premiums	$228,903	$124,551	$—	$353,454
Net earned premiums	151,359	20,481	—	171,840
Underwriting profit (loss) of operating segments	19,995	(469)	—	19,526
Net investment income	15,053	2,985	387	18,425
Interest expense	—	—	5,583	5,583
Segment revenues	166,650	24,510	574	191,734
Segment goodwill	181,831	—	—	181,831
Segment assets	2,695,612	1,322,102	80,107	4,097,821

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$18,491	$19,995
Specialty Admitted Insurance	786	(469)
Total underwriting profit of operating segments	19,277	19,526
Other operating expenses of the Corporate and Other segment	(11,137)	(9,282)
Underwriting profit	8,140	10,244
Losses and loss adjustment expenses - retroactive reinsurance	4,002	(11,700)
Net investment income	22,632	18,425
Net realized and unrealized gains on investments	4,583	160
Other income and expenses	179	(415)
Interest expense	(6,485)	(5,583)
Amortization of intangible assets	(91)	(91)
Income from continuing operations before income taxes	$32,960	$11,040
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amortization of policy acquisition costs	$18,040	$16,829
Other underwriting expenses of the operating segments	21,633	21,925
Other operating expenses of the Corporate and Other segment	11,137	9,282
Total	$50,810	$48,036
Other expenses of $732,000 and $603,000 for the three months ended March 31, 2024 and 2023, respectively, primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

11.    Senior Debt
At March 31, 2024, the Company had a $315.0 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2024, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of the Company's regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders waived this default through March 1, 2025, and it was cured upon the April 16, 2024 closing of the sale of JRG Re, at which time JRG Re was removed as a borrower under the 2013 Facility.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provides the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2024, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of the Company's regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lender waived this default through March 1, 2025, and it was cured upon the April 16, 2024 closing of the sale of JRG Re, at which time JRG Re was removed as a borrower under the 2017 Facility.
12.    Fair Value Measurements
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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company’s investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2022.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of March 31, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$245,010	$—	$245,010
Residential mortgage-backed	—	307,526	—	307,526
Corporate	—	493,279	—	493,279
Commercial mortgage and asset-backed	—	215,981	—	215,981
U.S. Treasury securities and obligations guaranteed by the U.S. government	25,670	—	—	25,670
Total fixed maturity securities, available-for-sale	$25,670	$1,261,796	$—	$1,287,466
Equity securities:
Preferred stock	—	74,419	—	74,419
Common stock	52,016	2,238	17	54,271
Total equity securities	$52,016	$76,657	$17	$128,690
Bank loan participations	$—	$173,046	$—	$173,046
Short-term investments	$—	$84,534	$—	$84,534

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$248,837	$—	$248,837
Residential mortgage-backed	—	317,928	—	317,928
Corporate	—	505,728	—	505,728
Commercial mortgage and asset-backed	—	222,853	—	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,130	—	—	29,130
Total fixed maturity securities, available-for-sale	$29,130	$1,295,346	$—	$1,324,476
Equity securities:
Preferred stock	—	69,310	—	69,310
Common stock	48,370	2,254	11	50,635
Total equity securities	$48,370	$71,564	$11	$119,945
Bank loan participations	$—	$156,169	$—	$156,169
Short-term investments	$—	$72,137	$—	$72,137

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$11	$7
Transfers out of Level 3	—	—
Transfers in to Level 3	—	—
Purchases	—	—
Sales	—	—
Maturities, calls and paydowns	—	—
Amortization of discount	—	—
Total gains or losses (realized/unrealized):
Included in earnings	6	—
Included in other comprehensive income	—	—
Ending balance	$17	$7

The Company held one equity security at December 31, 2023 and March 31, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $17,000 at March 31, 2024 for the equity security was obtained from our asset manager and was derived from an internal model.
The Company held one equity security at December 31, 2022 and March 31, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $7,000 at March 31, 2023 for the equity security was obtained from our asset manager and was derived from an internal model.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024 or 2023. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2024 and December 31, 2023, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,287,466	$1,287,466	$1,324,176	$1,324,176
Equity securities	128,690	128,690	119,945	119,945
Bank loan participations	173,046	173,046	156,169	156,169
Cash and cash equivalents	305,496	305,496	274,298	274,298
Restricted cash equivalents	73,396	73,396	72,449	72,449
Short-term investments	84,534	84,534	72,137	72,137
Other invested assets – notes receivable	12,437	11,582	12,174	11,702
Liabilities
Senior debt	222,300	231,009	222,300	233,408
Junior subordinated debt	104,055	135,125	104,055	138,264

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2024 and December 31, 2023 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2024 and December 31, 2023, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at March 31, 2024 and December 31, 2023.
The fair values of senior debt and junior subordinated debt at March 31, 2024 and December 31, 2023 were determined using inputs to the valuation methodology that are unobservable (Level 3).
13.    Series A Preferred Shares
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $2.6 million for the fourth quarter of 2023 were paid on January 2, 2024. Cash dividends of $2.6 million for the first quarter of 2024 were paid on April 1, 2024. In the first quarter of 2023, cash dividends of $5.3 million were paid for the three month periods ended December 31, 2022 and March 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. As of March 31, 2024, net adverse reserve development exceeded the threshold. If net adverse reserve development exceeds the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price will be adjusted pursuant to the Certificate of Designations, subject to a floor conversion price of $21.902, and the adjusted conversion price will become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price have been met at March 31, 2024.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,822,340 at March 31, 2024, reflecting 180,777 common shares issued in the three months ended March 31, 2024 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first three months of 2024 and 2023:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410

2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802
Included in the total dividends for the three months ended March 31, 2024 and 2023 are $49,000 and $41,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $186,000 at March 31, 2024 and $255,000 at December 31, 2023.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at March 31, 2024, 1,133,286 shares are available for grant.
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
Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels to be set at 50%, 100% and 200% of the target number of PRSUs, respectively. The PRSUs awarded in the first quarter of 2023 have a performance period of January 1, 2023 through December 31, 2025. The PRSUs awarded in the first quarter of 2024 have a performance period of January 1, 2024 through December 31, 2026.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at March 31, 2024, 31,285 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(45,106)	$34.92
Lapsed	(74,390)	$42.17	(164,548)	$32.07
End of period	—	$—	78,320	$42.17
Exercisable, end of period	—	$—	78,320	$42.17

The options outstanding at December 31, 2023 lapsed in the three months ended March 31, 2024. At March 31, 2024, no options remain outstanding.
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	498,698	$9.80	363,484	$24.83
Vested	(264,088)	$25.18	(212,128)	$28.93
Forfeited	—	$—	(4,293)	$22.49
Unvested, end of period	985,864	$16.11	812,521	$24.71
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant. The RSUs granted in 2024 and 2023 include 231,492 and 91,818 PRSU awards, respectively. The number of PRSUs is based upon the probable outcome of performance conditions.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Share based compensation expense	$2,675	$2,692
U.S. tax benefit on share based compensation expense	498	516

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At March 31, 2024, the Company had $12.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
15.    Subsequent Events
On April 25, 2024, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on June 28, 2024 to shareholders of record on June 10, 2024.
On April 25, 2024, the Board of Directors declared a dividend in the aggregate amount of $2.6 million on the Series A Preferred Shares. The dividend will be payable in cash on July 1, 2024 to shareholders of record on June 15, 2024.
The sale of JRG Re closed on April 16, 2024. Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million. The aggregate purchase price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which could result in adjustments to the purchase price.
On April 16, 2024, the 2013 Facility was amended in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, and (ii) decrease the secured revolving facility commitment to $45 million.
On April 16, 2024, the 2017 Facility was amended in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We report our continuing operations in three reportable segments:
•The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
•The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets with a primary focus on fronting business, where we retain a minority share of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators and managing general agents;
•The Corporate and Other segment consists of the management and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses and equity compensation for the group, that are not reimbursed by our insurance segments.
Our discontinued operations include JRG Re, which comprised the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties. On November 8, 2023, the Company entered into a definitive agreement to sell JRG Re. The sale transaction closed on April 16, 2024.
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
Our group’s regulated U.S. insurance subsidiaries have a financial strength rating of “A-” (Excellent) from A.M. Best Company.
Key Metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. We define underwriting profit as net earned premiums and gross fee income

(in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting for a loss portfolio transfer (see Loss Portfolio Transfer in Strategic Actions below) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income from continuing operations before taxes and for additional information.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting for a loss portfolio transfer to net earned premiums. Our definition of loss ratio may not be comparable to that of other companies. See “Underwriting Performance Ratios” for a reconciliation of underwriting ratios.
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums for the current year (excluding net earned premium adjustments on certain reinsurance treaties with reinstatement premiums associated with prior years).
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting for a loss portfolio transfer, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to a class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses and investment valuation and impairment. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to any of these policies during the current year.
Recent Strategic Actions
James River Group Holdings, Ltd.
On November 10, 2023, the Company announced that its board of directors has initiated an exploration of strategic alternatives.
Sale of JRG Re
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (the “Buyer”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, the Buyer agreed to purchase from the Company all of the common shares of JRG Re. JRG Re comprised the remaining operations of the former Casualty Reinsurance segment, and the sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the Closing, totaled approximately $291.4 million. The aggregate purchase price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which could result in adjustments to the purchase price. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
We have determined that the sale of JRG Re meets the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held for sale and segregated for all periods presented in this interim report on Form 10-Q.
The $139 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the first quarter of 2024, the estimated loss on the sale was revised to $78.9 million, resulting in a gain of $1.5 million in the first quarter of 2024 for the change in the estimated loss on sale.
Actions to Reduce Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $12.0 million and $27.7 million for the three months ended March 31, 2024 and 2023, respectively.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction included the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction closed on September 29, 2023. Gross written premiums for IRWC were $2.0 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively.
The sales of JRG Re and the renewal rights to the IRWC business are aligned with our strategy to focus our resources on core businesses where we have meaningful scale.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums	$330,810	$353,454	(6.4)%
Net retention	41.8%	49.3%
Net written premiums	$138,172	$174,155	(20.7)%
Net earned premiums	$171,691	$171,840	(0.1)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(114,051)	(114,681)	(0.5)%
Other operating expenses	(49,500)	(46,915)	5.5%
Underwriting profit (1), (2)	8,140	10,244	(20.5)%
Losses and loss adjustment expenses - retroactive reinsurance	4,002	(11,700)	—
Net investment income	22,632	18,425	22.8%
Net realized and unrealized gains on investments	4,583	160	—
Other income and expense	179	(415)	—
Interest expense	(6,485)	(5,583)	16.2%
Amortization of intangible assets	(91)	(91)	—
Income from continuing operations before taxes	32,960	11,040	198.6%
Income tax expense on continuing operations	9,452	3,136	201.4%
Net income from continuing operations	23,508	7,904	197.4%
Net (loss) income from discontinued operations	(8,105)	1,704	—
Net income	15,403	9,608	60.3%
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—
Net income available to common shareholders	$12,778	$6,983	83.0%
Adjusted net operating income (1)	$14,832	$14,971	(0.9)%
Ratios:
Loss ratio	66.4%	66.7%
Expense ratio	28.9%	27.3%
Combined ratio	95.3%	94.0%
Accident year loss ratio	66.7%	67.0%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three months ended March 31, 2024 and 2023 is gross fee income of $5.3 million and $5.7 million, respectively.
Three Months Ended March 31, 2024 and 2023
The Company produced net income available to common shareholders of $12.8 million for the three months ended March 31, 2024 compared to $7.0 million for the three months ended March 31, 2023. Adjusted net operating income was $14.8 million and $15.0 million in the respective periods.
Underwriting profits were $8.1 million and $10.2 million (combined ratios of 95.3% and 94.0%) for the three months ended March 31, 2024 and 2023, respectively. Our loss ratio for the three months ended March 31, 2024 was consistent with the prior year and net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion below) was slightly favorable in both periods at $398,000 and $495,000 in the three months ended March 31, 2024 and 2023, respectively. Our expense ratio increased from 27.3% in the prior year to 28.9% in the current year largely due to higher compensation expenses and outside professional services in the current year.

Investment income grew by $4.2 million or 22.8% in the three months ended March 31, 2024 compared to the same period in the prior year driven by higher yields on fixed maturities and bank loans, as well as higher invested assets in our continuing operations following the commutation of an internal quota share arrangement with JRG Re in the second and third quarters of 2023. Net realized and unrealized gains on investments for the three months ended March 31, 2024 includes $4.2 million of positive mark-to-market adjustments on our equity securities reflecting increases in their fair values in the period due to rising equity markets (see Investing Results below). Interest expense was $902,000 higher in the three months ended March 31, 2024 compared to the same period in the prior year driven by higher interest rates on our variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread. Our average rate of interest increased from 6.9% in the prior year to 8.0% in the current year.
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations for both periods include the operating results of JRG Re which were a loss of $7.9 million for the three months ended March 31, 2024 compared to income of $1.7 million in the three months ended March 31, 2023. The results for discontinued operations include net adverse development of $7.1 million and $1.9 million on treaties not subject to the Casualty Re loss portfolio transfer for the three months ended March 31, 2024 and 2023, respectively. Discontinued operations in the current year also includes $1.7 million of certain transaction-related expenses associated with the sale and a change in the estimate of the loss on sale which resulted in a $1.5 million gain in the current period.
Adjusted net operating income was slightly lower (-0.9%) than the prior year as higher investment income largely offset lower underwriting results and higher interest expense. Changes in tangible equity (+0.2%) and tangible equity per share (-2.0%) were modest in the current period as positive operating results were mostly offset by unrealized losses on fixed maturities in other comprehensive loss, dividends on both common and preferred shares, and the impact of retroactive reinsurance benefits. Our 12.2% adjusted net operating return on tangible equity for the three months ended March 31, 2024 compares to a 9.4% return for the three months ended March 31, 2023.
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
On February 23, 2022, JRG Re entered into a loss portfolio transfer retrocession agreement (the “Casualty Re LPT”) with Fortitude Reinsurance Company Ltd. (“FRL”) under which FRL reinsures the majority of the reserves in the Company’s Casualty Reinsurance segment. Under the terms of the transaction, which closed on March 31, 2022 (the “Retrocession Closing Date”), JRG Re (a) ceded to FRL all existing and future claims for losses arising under certain casualty reinsurance agreements with underlying insurance companies with treaty inception dates ranging from 2011 to 2020 (the “Subject Business”), in each case net of third-party reinsurance and other recoveries, up to an aggregate limit of $400.0 million; (b) continues to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) paid FRL a reinsurance premium of $335.0 million, $310.0 million of which JRG Re credited to a notional funds withheld account (the “Funds Withheld Account”) and $25.0 million of which was paid in cash to FRL; and (d) pays FRL a 2% per annum crediting rate on the Funds Withheld Account balance on a quarterly basis. The total premium, initial Funds Withheld Account credit, and aggregate limit was adjusted for claims paid from October 1, 2021 to the Retrocession Closing Date. The Funds Withheld Account balance was $119.4 million and $137.8 million at March 31, 2024 and December 31, 2023, respectively. Funds Withheld Account crediting fees of $643,000 and $1.0 million are included in the (loss) income from discontinued operations in our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2024 and 2023, respectively.
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the Casualty Re LPT. For the three months ended March 31, 2024, due to adverse paid and reported loss trends on the business subject to the loss portfolio transfers, the Company recognized adverse prior year development of $477,000 and $6.1 million on the reserves subject to the Commercial Auto LPT and Casualty Re LPT, respectively, resulting in corresponding additional amounts ceded under the respective loss portfolio transfers. In the three months ended March 31, 2023, the Company recognized adverse prior year development of $41.0 million and $7.8 million on the reserves subject to the Commercial Auto LPT and Casualty Re LPT, respectively. Both loss portfolio transfers are in gain positions as the cumulative amounts ceded under the loss portfolio transfers exceed the consideration paid, requiring the application of retroactive reinsurance accounting.
Under retroactive reinsurance accounting, gains are deferred and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. Over the life of the contracts, we would expect no economic impact to the Company as long as any additional losses are within the limit of the loss portfolio transfer and the counterparty performs under the contract. In periods where the Company recognizes a change in the estimate of the reserves subject to the loss portfolio transfers that increases or decreases the amounts ceded under the loss portfolio transfers, the proportion of actual paid recoveries to total ceded losses is affected and the change in deferred gain is recognized in earnings as if the revised estimate of ceded losses was available at the effective date of the loss portfolio transfer. The effect of the deferred retroactive reinsurance benefit is recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income.
Retroactive reinsurance benefits totaling $9.7 million ($4.5 million for the Commercial Auto LPT and $5.2 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses for the three months ended March 31, 2024 using the recovery method, resulting in a net benefit of $3.1 million within our net losses and loss adjustment expenses for the three months ended March 31, 2024. In the three months ended March 31, 2023, retroactive reinsurance benefits totaling $32.0 million ($29.3 million for the Commercial Auto LPT and $2.7 million for the Casualty Re LPT) were recorded in losses and loss adjustment expenses, resulting in a net impact of $16.9 million within our net losses and loss adjustment expenses. As of March 31, 2024, the cumulative amounts ceded under the loss portfolio transfers was $856.7 million ($456.7 million under the Commercial Auto LPT and $400.0 million under the Casualty Re LPT). The total deferred retroactive reinsurance gain of $50.7 million at March 31, 2024 under the loss portfolio transfers includes $16.7 million related to the Commercial Auto LPT separately presented on the Company's Condensed Consolidated Balance Sheets, and $34.0 million related to the Casualty Re LPT which is included within the assets held-for sale of JRG Re on the Company's Condensed Consolidated Balance Sheets. At March 31, 2024, the Company has no aggregate limit remaining under the Casualty Re LPT.
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$213,691	$228,903	(6.6)%
Specialty Admitted Insurance	117,119	124,551	(6.0)%
	$330,810	$353,454	(6.4)%
Net written premiums:
Excess and Surplus Lines	$117,425	$147,430	(20.4)%
Specialty Admitted Insurance	20,747	26,725	(22.4)%
	$138,172	$174,155	(20.7)%
Net earned premiums:
Excess and Surplus Lines	$145,623	$151,359	(3.8)%
Specialty Admitted Insurance	26,068	20,481	27.3%
	$171,691	$171,840	(0.1)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 64.6% of our consolidated gross written premiums from continuing operations in the three months ended March 31, 2024) decreased 6.6% from the corresponding three month period in the prior year. The decline was primarily driven by the non-renewal of a few larger accounts that did not meet our underwriting appetite. Total policy submissions for Core E&S lines (excluding commercial auto) increased 9.5% from the prior year, but the average premium size decreased 3.7%. Renewal rate increases across the segment were 10.7% during the first quarter of 2024. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2024	2023	Change
	($ in thousands)
Excess Casualty	$69,830	$81,394	(14.2)%
General Casualty	43,752	37,610	16.3%
Manufacturers & Contractors	37,904	42,182	(10.1)%
Excess Property	13,569	16,528	(17.9)%
All other Core E&S divisions	43,835	44,674	(1.9)%
Total Core E&S divisions	208,890	222,388	(6.1)%
Commercial Auto	4,801	6,515	(26.3)%
Excess and Surplus Lines gross written premium	$213,691	$228,903	(6.6)%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 35.4% of our consolidated gross written premiums for the three months ended March 31, 2024) are as follows:

	Three Months Ended March 31,		%
	2024	2023	Change
	($ in thousands)
Fronting and program premium	115,156	111,583	3.2%
Individual risk workers’ compensation premium	$1,963	$12,968	(84.9)%
Specialty Admitted gross written premium	$117,119	$124,551	(6.0)%
Our fronting written premium increased over the prior year corresponding quarter driven primarily by the continued expansion of existing fronting relationships, which was partially offset by the decline in gross written premiums for a large California workers' compensation program that was non-renewed in June 2023. Our largest fronting relationship represented $46.7 million and $34.4 million (39.8% and 27.6%) of segment gross written premium for the three months ended March 31, 2024 and 2023, respectively. Individual risk workers' compensation premium declined due to the sale of the renewal rights to the IRWC business in the prior year third quarter.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2024	2023
Excess and Surplus Lines	55.0%	64.4%
Specialty Admitted Insurance	17.7%	21.5%
Total	41.8%	49.3%
Lower net premium retention for the Excess and Surplus Lines segment was primarily driven by the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three months ended March 31, 2024 as fronting business, where we retain a much smaller percentage, represents a greater portion of the book following the sale of the renewal rights to the IRWC business in the prior year third quarter. The net retention on the fronting business was 16.7% for the three months ended March 31, 2024 compared to 15.4% for the three months ended March 31, 2023. Net retention on the individual risk workers' compensation business was 76.0% for the three months ended March 31, 2024 compared to 73.2% for the three months ended March 31, 2023.

Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended March 31,
	2024	2023
Excess and Surplus Lines	87.3%	86.8%
Specialty Admitted Insurance	97.0%	102.3%
Total	95.3%	94.0%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2024	2023	Change
	($ in thousands)
Gross written premiums	$213,691	$228,903	(6.6)%
Net written premiums	$117,425	$147,430	(20.4)%
Net earned premiums	$145,623	$151,359	(3.8)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(93,605)	(99,189)	(5.6)%
Underwriting expenses	(33,527)	(32,175)	4.2%
Underwriting profit (1)	$18,491	$19,995	(7.5)%
Ratios:
Loss ratio	64.3%	65.5%
Expense ratio	23.0%	21.3%
Combined ratio	87.3%	86.8%
Accident year loss ratio	64.3%	65.7%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $18.5 million and $20.0 million (combined ratios of 87.3% and 86.8%) in the three months ended March 31, 2024 and 2023, respectively. Net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business and the impact of retroactive reinsurance - see discussion above) was $40,000 adverse in the three months ended March 31, 2024 compared to $324,000 favorable in the three months ended March 31, 2023. The higher current year expense ratio was mostly driven by higher compensation costs.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2024	2023	Change
	($ in thousands)
Gross written premiums	$117,119	$124,551	(6.0)%
Net written premiums	$20,747	$26,725	(22.4)%
Net earned premiums	$26,068	$20,481	27.3%
Losses and loss adjustment expenses	(20,446)	(15,492)	32.0%
Underwriting expenses	(4,836)	(5,458)	(11.4)%
Underwriting profit (loss) (1), (2)	$786	$(469)	—
Ratios:
Loss ratio	78.4%	75.6%
Expense ratio	18.6%	26.7%
Combined ratio	97.0%	102.3%
Accident year loss ratio	80.1%	76.5%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.3 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively.
The Specialty Admitted Insurance segment produced an underwriting profit of $786,000 compared to an underwriting loss of $469,000 (combined ratios of 97.0% and 102.3%) in the three months ended March 31, 2024 and 2023, respectively. Net favorable development in our loss estimates for prior accident years was $438,000 or 1.7 points in the three months ended March 31, 2024 compared to $171,000 or 0.8 points in the three months ended March 31, 2023. The segment expense ratio decreased from the prior year driven by lower expenses for compensation and taxes, licenses, and fees following the reductions to our workers' compensation book in the prior year including the non-renewal of a large California workers' compensation program and the sale of the renewal rights to the IRWC business which included the transfer of employees associated with the business.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $11.1 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. The higher year to date expense is related to higher expenses for employee compensation and outside professional services.
Investing Results
Net investment income was $22.6 million for the three months ended March 31, 2024, compared to $18.4 million for the same period in the prior year. The Company's private investments generated losses of $145,000 for the three months ended March 31, 2024 compared to income of $1.6 million in the corresponding prior year period. Excluding private investments, our net investment income for the three months ended March 31, 2024 increased 35.3% from the prior year, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 3.4 years at March 31, 2024.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Fixed maturity securities	$12,865	$11,750
Bank loan participations	4,456	1,533
Equity securities	1,914	1,564
Other invested assets	(145)	1,591
Cash, cash equivalents, restricted cash equivalents and short-term investments	4,440	2,625
Gross investment income	23,530	19,063
Investment expense	(898)	(638)
Net investment income	$22,632	$18,425
The following table summarizes our annualized gross investment yields:

	Three Months Ended March 31,
	2024	2023

Cash and invested assets	4.6%	4.4%
Fixed maturity securities	4.6%	4.1%
Of our total cash and invested assets of $2,012.3 million at March 31, 2024 (excluding restricted cash equivalents), $305.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,287.5 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $173.0 million of bank loan participations, $128.7 million of equity securities, $84.5 million of short-term investments, and $33.1 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At March 31, 2024 and December 31, 2023, the fair market value of these securities was $173.0 million and $156.2 million, respectively.
For the three months ended March 31, 2024, the Company recognized net realized and unrealized investment gains of $4.6 million, including $359,000 of net unrealized gains on bank loan participations, $4.2 million of net unrealized gains for the change in the fair value of equity securities, $640,000 of net realized investment losses on the sale of bank loan participations, $947,000 of net realized investment gains on the sale of equity securities, and $311,000 of net realized investment losses on the sale of fixed maturity securities.
For the three months ended March 31, 2023, the Company recognized net realized and unrealized investment gains of $160,000, including $910,000 of net unrealized gains on bank loan participations, $643,000 of net unrealized losses for the change in the fair value of equity securities, $7,000 of net realized investment losses on the sale of fixed maturity securities, $403,000 of net realized investment losses on the sale of bank loan participations, and $314,000 of net realized investment gains on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2024, December 31, 2023, or March 31, 2023. At March 31, 2024, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2024			December 31, 2023
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$270,873	$245,010	19.0%	$273,462	$248,837	18.8%
Residential mortgage-backed	330,117	307,526	23.9%	336,064	317,928	24.0%
Corporate	522,750	493,279	38.3%	530,408	505,728	38.2%
Commercial mortgage and asset-backed	227,720	215,981	16.8%	235,302	222,853	16.8%
U.S. Treasury securities and obligations guaranteed by the U.S. government	26,505	25,670	2.0%	29,900	29,130	2.2%
Total fixed maturity securities, available-for-sale	$1,377,965	$1,287,466	100.0%	$1,405,136	$1,324,476	100.0%
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2024:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$282,159	21.9%
AA	$520,723	40.4%
A	$348,598	27.1%
BBB	$134,666	10.5%
Below BBB and unrated	$1,320	0.1%
Total	$1,287,466	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$45,678	$45,113	3.5%
After one year through five years	344,201	334,549	26.0%
After five years through ten years	260,473	236,295	18.3%
After ten years	169,776	148,002	11.5%
Residential mortgage-backed	330,117	307,526	23.9%
Commercial mortgage and asset-backed	227,720	215,981	16.8%
Total	$1,377,965	$1,287,466	100.0%

Other Income and Expense
Other income and expense items netted to income of $179,000 and expense of $415,000 for the three months ended March 31, 2024 and 2023, respectively. The three months ended March 31, 2024 included $709,000 of broker incentive rebates in the Excess and Surplus Lines segment and $202,000 of other miscellaneous income, partially offset by non-operating expenses of $732,000 primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives. For the three months ended March 31, 2023, the net expense of $415,000 was primarily comprised of $575,000 of non-operating expenses.
Interest Expense
Interest expense was $6.5 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase over the prior year reflects the impact of rising interest rates on our variable rate senior and trust preferred debt. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended March 31, 2024 and 2023.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended March 31, 2024 and 2023, our effective tax rate on income from continuing operations was 28.7% and 28.4%, respectively. The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2024 was $2,661.9 million. Of this amount, 67.9% relates to amounts that are IBNR. This amount was 66.9% at December 31, 2023. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$467,383	$1,346,993	$1,814,376
Specialty Admitted Insurance	387,326	460,207	847,533
Total	$854,709	$1,807,200	$2,661,909
At March 31, 2024, the amount of net reserves (prior to the $660,000 allowance for uncollectible reinsurance recoverables) of $1,283.4 million that related to IBNR was 71.0%. This amount was 72.0% at December 31, 2023. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$308,601	$835,942	$1,144,543
Specialty Admitted Insurance	63,305	75,538	138,843
Total	$371,906	$911,480	$1,283,386

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common and 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”). We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance or reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$23,132	$18,413
Investing activities	47,496	17,126
Financing activities	(5,456)	(8,805)
Change in cash and cash equivalents	65,172	26,734
Change in restricted cash equivalents (operating activities)	947	1,039
Change in cash, cash equivalents, and restricted cash equivalents	$66,119	$27,773

Cash provided by operating activities excluding restricted cash equivalents of $23.1 million and $18.4 million for the three months ended March 31, 2024 and 2023, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. Cash provided by operating activities from continuing operations excluding restricted cash equivalents was $47.5 million and $47.4 million for the three months ended March 31, 2024 and 2023, respectively, compared to cash used in operating activities of discontinued operations of $24.4 million and $29.0 million in the respective periods. Because JRG Re was in run off at March 31, 2024, we believe that its sale, which closed on April 16, 2024, will increase our future cash flows from operations relative to 2023. Proceeds from the sale of JRG Re will support additional growth in our U.S. continuing operations.
Cash provided by investing activities of $47.5 million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively, mostly reflects the run-off of JRG Re and the withdrawal of invested assets to fund claims and operating expenses. Cash and cash equivalents (excluding restricted cash equivalents) comprised 13.9% and 8.3% of total cash and invested assets at March 31, 2024 and 2023, respectively. Cash used in investing activities from continuing operations was $10.9 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively, compared to cash provided by investing activities of discontinued operations of $58.4 million and $25.1 million in the respective periods. Because JRG Re was in run off at March 31, 2024, we believe that its sale, which closed on April 16, 2024, will increase our future cash flows from operations relative to 2023 which will lead to higher amounts invested and more cash used in investing activities. Proceeds from the sale of JRG Re supporting additional growth in our U.S. continuing operations are expected to be invested and will increase the invested assets of our continuing operations.
Cash used in financing activities of $5.5 million for the three months ended March 31, 2024 includes $2.0 million of dividends paid to common shareholders, $2.6 million of dividends paid on the Series A Preferred Shares, and $824,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $8.8 million for the three months ended March 31, 2023 includes $2.0 million of dividends paid to common shareholders, $5.3 million of dividends paid on the Series A Preferred Shares, and $1.5 million of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the three months ended March 31, 2024 and 2023 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business – U.S. Insurance Regulation – State Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2024 without regulatory approval is $107.1 million.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the issuance of the Series A Preferred Shares, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $2.6 million for the fourth quarter of 2023 were paid on January 2, 2024. Cash dividends of $2.6 million for the first quarter of 2024 were paid on April 1, 2024. In the first quarter of 2023, aggregate cash dividends of $5.3 million were paid for the three month periods ended December 31, 2022 and March 31, 2023.
At March 31, 2024, the Bermuda holding company had $6.9 million of cash and cash equivalents. The U.S. holding company had $18.4 million of cash and invested assets, comprised of cash and cash equivalents of $14.7 million, equities of $3.1 million and other invested assets of $664,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2024.
Credit Agreements
At March 31, 2024, the Company had a $315.0 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility was comprised of the following at March 31, 2024:
•A $102.5 million secured revolving facility used by JRG Re to issue letters of credit for the benefit of third-party reinsureds. This portion of our credit facility is secured by our investment securities. At March 31, 2024, the Company had $42.8 million of letters of credit issued under the secured facility.
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.75% and is subject to change according to terms in the credit agreement. At March 31, 2024, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
The 2013 Facility has been amended from time to time since its inception in 2013.
On July 7, 2023, the Company entered into a Third Amended and Restated Credit Agreement for its $315.0 million senior revolving credit facility which, among other things, extended the maturity date of such facility until July 7, 2026 and increased the applicable interest rate and letter of credit fees. On April 16, 2024, the 2013 Facility was amended in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, and (ii) decrease the secured revolving facility commitment to $45 million.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2024, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lenders waived this default through March 1, 2025, and it was cured upon the April 16, 2024 closing of the sale of JRG Re, at which time JRG Re was removed as a borrower under the 2013 Facility.
On August 2, 2017, the Company, and its former wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provided the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The loans and letters of credit made or issued under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. At March 31, 2024, unsecured loans of $21.5 million and secured letters of credit totaling $24.7 million were outstanding on the 2017 Facility.
The 2017 Facility has been amended from time to time since its inception in 2017, including on April 16, 2024 in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled.
The 2017 Facility contains certain financial and other covenants with which we are in compliance at March 31, 2024, with the exception of a default of the financial strength rating covenant due to the downgrade of JRG Re by A.M. Best on December 20, 2023 from “A-” (Excellent) to “B++” (good). The financial strength rating covenant requires that each of our regulated insurance subsidiaries maintain an A.M. Best rating not lower than “A-” (Excellent). Our lender waived this default through March 1, 2025, and it was cured upon the April 16, 2024 closing of the sale of JRG Re, at which time JRG Re was removed as a borrower under the 2017 Facility.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2024, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2024 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2024.
At March 31, 2024 and December 31, 2023, the Company's leverage ratio was 25.6% and 26.0%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the three months ended March 31, 2024 and 2023, our net premium retention was 41.8% and 49.3%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of March 31, 2024:

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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2024:

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

Our Specialty Admitted Insurance segment purchases reinsurance for at least 50% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $20.0 million in excess of $5.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
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
Effective January 1, 2020, we purchased an additional $10.0 million in claims made coverage for excess policy limits and extra contractual obligations exposures above the clash and contingency treaty for the period 2014 to its expiration on December 31, 2022. This treaty had one reinstatement.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2024, the allowance for credit losses on reinsurance recoverables was $660,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.

At March 31, 2024, we had reinsurance recoverables on unpaid losses of $1,377.9 million (net of a $660,000 allowance for credit losses) and reinsurance recoverables on paid losses of $142.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka is required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At March 31, 2024, the balance in the Indemnity Trust was $109.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $154.5 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At March 31, 2024, the balance in the LPT Trust was $49.9 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $70.0 million. At March 31, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $67.4 million (including $63.7 million of unpaid recoverables and $3.7 million of paid recoverables).
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2024, the balance in the Loss Fund Trust was $73.4 million, including $45.2 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $20.0 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
EQUITY
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,822,340 at March 31, 2024, reflecting 180,777 common shares issued in the three months ended March 31, 2024 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $2.7 million of share based compensation expense in each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $12.4 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(45,106)	$34.92
Lapsed	(74,390)	$42.17	(164,548)	$32.07
End of period	—	$—	78,320	$42.17
Exercisable, end of period	—	$—	78,320	$42.17

The options outstanding at December 31, 2023 lapsed in the three months ended March 31, 2024. At March 31, 2024, no options remain outstanding.

RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	498,698	$9.80	363,484	$24.83
Vested	(264,088)	$25.18	(212,128)	$28.93
Forfeited	—	$—	(4,293)	$22.49
Unvested, end of period	985,864	$16.11	812,521	$24.71
Outstanding RSUs granted to employees generally vest ratably over a three-year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The RSUs granted in 2024 and 2023 include 231,492 and 91,818 PRSU awards, respectively. The number of PRSUs is based upon the probable outcome of performance conditions.

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

	Three Months Ended March 31,
	2024	2023
Excess and Surplus Lines:
Loss Ratio	64.3%	65.5%
Impact of retroactive reinsurance	(2.7)%	7.7%
Loss Ratio including impact of retroactive reinsurance	61.6%	73.2%

Combined Ratio	87.3%	86.8%
Impact of retroactive reinsurance	(2.7)%	7.7%
Combined Ratio including impact of retroactive reinsurance	84.6%	94.5%

Consolidated:
Loss Ratio	66.4%	66.7%
Impact of retroactive reinsurance	(2.3)%	6.8%
Loss Ratio including impact of retroactive reinsurance	64.1%	73.5%

Combined Ratio	95.3%	94.0%
Impact of retroactive reinsurance	(2.3)%	6.8%
Combined Ratio including impact of retroactive reinsurance	93.0%	100.8%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$18,491	$19,995
Specialty Admitted Insurance	786	(469)
Total underwriting profit of operating segments	19,277	19,526
Other operating expenses of the Corporate and Other segment	(11,137)	(9,282)
Underwriting profit (1)	8,140	10,244
Losses and loss adjustment expenses - retroactive reinsurance	4,002	(11,700)
Net investment income	22,632	18,425
Net realized and unrealized gains on investments	4,583	160
Other income and expenses	179	(415)
Interest expense	(6,485)	(5,583)
Amortization of intangible assets	(91)	(91)
Income from continuing operations before income taxes	$32,960	$11,040
(1)Included in underwriting results for the three months ended March 31, 2024 and 2023 is gross fee income of $5.3 million and $5.7 million, respectively.
Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting for a loss portfolio transfer, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to a class action lawsuit, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2024		2023
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$22,230	$12,778	$10,119	$6,983
Loss (income) from discontinued operations	8,105	8,105	(1,704)	(1,704)
Losses and loss adjustment expenses - retroactive reinsurance	(4,002)	(3,162)	11,700	9,243
Net realized and unrealized investment gains	(4,583)	(3,621)	(160)	(126)
Other expenses	732	732	575	575
Adjusted net operating income	$22,482	$14,832	$20,530	$14,971
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
The following table reconciles shareholders’ equity to tangible equity as of March 31, 2024, December 31, 2023, and March 31, 2023:

	March 31, 2024		December 31, 2023		March 31, 2023
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$539,537	$14.27	$534,621	$14.20	$590,915	$15.71
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	16,731		20,733		36,954
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,722		32,813		35,585
Tangible equity	$486,613	$10.92	$485,608	$11.13	$555,351	$12.84

Common shares outstanding	37,822,340		37,641,563		37,619,226
Common shares from assumed conversion of Series A Preferred Shares	6,750,567		5,971,184		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	44,572,907		43,612,747		43,259,384

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings, including commercial matters and litigation regarding insurance claims which arise in the ordinary course of business, as well as the matters specifically discussed below. In addition, the Company is involved from time to time in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in the handling of insurance claims. We believe that the outcome of such matters, individually and in the aggregate, is not reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Mr. Glantz alleges that he purchased James River common stock between August 7, 2023 and November 7, 2023, inclusive, that the Company failed to disclose that it lacked effective internal controls regarding the recognition of reinstatement premiums for reinsurance and as a result the Company overstated its net income, and that, as a result, Mr. Glantz suffered unspecified damages. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. Plaintiff's consolidated amended complaint is due no later than May 24, 2024. We believe that the claims are without merit and intend to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which is pending in the Supreme Court of the State of New York Appellate Division, First Department. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a Motion to Dismiss the Complaint. The Company’s response to the Motion to Dismiss is due May 9, 2024.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:
The purchase price received for the sale of JRG Re on April 16, 2024 is subject to a post-closing adjustment process that could result in a significant reduction to the sale proceeds.
In accordance with the Stock Purchase Agreement, the cash portion of the purchase price received by the Company for the sale of JRG Re on April 16, 2024 (the “Closing Date”) was calculated based on an estimated closing statement, which in turn was based on an estimated balance sheet of JRG Re. Under the Stock Purchase Agreement, the estimated closing statement is subject to a post-closing adjustment process between the Company and the buyer to produce a final closing statement based on a final balance sheet of JRG Re as of the Closing Date; this adjustment process could result in a change to the purchase price paid by the buyer on the Closing Date. It is possible that there will be material disputes between the Company and the buyer in connection with the post-closing adjustment process. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the final closing statement and final balance sheet and it is possible that these resolution procedures could result in a significant reduction to the amount of the final sales proceeds.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
The Company intends to hold the 2024 annual general meeting of shareholders (the "2024 Annual Meeting") on October 24, 2024. The record date, time and location of the 2024 Annual Meeting will be set forth in the proxy statement for the 2024 Annual Meeting to be distributed to shareholders prior to the meeting.

Shareholder proposals intended for inclusion in the Company's definitive proxy statement for the 2024 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act must be received by August 15, 2024. Any such shareholder proposal should be sent to our registered office c/o Conyers Corporate Services (Bermuda) Limited, Clarendon House, P.O. Box HM 1022, Hamilton HM DX, Bermuda. Any such proposal must comply with the requirements of Rule 14a-8.
In accordance with the Company's Fourth Amended and Restated Bye-laws (the "Bye-laws"), shareholders who intend to nominate a person for election as a director or submit a proposal regarding any other matter of business at the 2024 Annual Meeting must deliver written notice of the shareholder's intention to do so, which notice must include the information required by the Bye-laws. To be timely, the shareholder's notice must be delivered to or mailed and received by the Company's Secretary at the registered office of the Company identified above no earlier than June 26, 2024 and no later than August 15, 2024, and must include the information required by the Bye-laws. In addition to satisfying the foregoing requirements under the Bye-laws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the board of directors' nominees must provide notice that sets forth the information required by Rule 14a-19 promulgated under the Exchange Act, which must also be received within the time period specified in the immediately preceding statement.

Item 6. Exhibits

Exhibit Number	Description
10.1
Waiver Agreement dated February 26, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 28, 2024, Commission File No. 001-36777)

10.2
Limited Waiver Agreement dated February 26, 2024 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, and BMO Harris Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 28, 2024, Commission File No. 001-36777)

10.3
First Amendment dated April 16, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777)*

10.4
Fourth Amendment dated April 16, 2024 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, and BMO Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document in Exhibit 101.
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

James River Group Holdings, Ltd.

Date:	May 9, 2024	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)