Form 10-Q
period 2024-06-30
James River Group Holdings, Ltd.
filed 2024-08-06
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at August 5, 2024: 37,825,767

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
•uncertainty regarding the outcome and timing of our exploration of strategic alternatives, and the impacts that it may have on our business;
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
•our ability to obtain insurance and reinsurance coverage at prices and on terms that allow us to transfer risk, adequately protect our Company against financial loss and that supports our growth plans;
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
•the Company or its foreign subsidiary becoming subject to U.S. federal income taxation;
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
•failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002, as amended;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2024	December 31, 2023
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2024 – $1,207,960; 2023 – $1,405,136)	$1,114,475	$1,324,476
Equity securities, at fair value (cost: 2024 – $120,749; 2023 – $114,107)	128,564	119,945
Bank loan participations, at fair value	165,280	156,169
Short-term investments	45,977	72,137
Other invested assets	35,834	33,134
Total invested assets	1,490,130	1,705,861
Cash and cash equivalents	672,523	274,298
Restricted cash equivalents	27,963	72,449
Accrued investment income	9,850	12,106
Premiums receivable and agents’ balances, net	248,995	249,490
Reinsurance recoverable on unpaid losses, net	1,417,791	1,358,474
Reinsurance recoverable on paid losses	160,555	157,991
Prepaid reinsurance premiums	321,142	293,108
Deferred policy acquisition costs	27,150	31,497
Intangible assets, net	32,631	32,813
Goodwill	181,831	181,831
Other assets	147,645	163,939
Assets held-for-sale (Note 2 - discontinued operations)	—	783,393
Total assets	$4,738,206	$5,317,250

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2024	December 31, 2023
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,720,198	$2,606,107
Unearned premiums	600,603	587,899
Payables to reinsurers	157,006	158,670
Funds held	25,157	65,235
Deferred reinsurance gain	13,047	20,733
Senior debt	200,800	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	47,769	56,722
Other liabilities	182,882	174,513
Liabilities held-for-sale (Note 2 - discontinued operations)	—	641,497
Total liabilities	4,051,517	4,637,731
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2024 and 2023: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2024 and 2023: $0.0002 par value; 200,000,000 shares authorized; 37,825,767 and 37,641,563 shares issued and outstanding, respectively	7	7
Additional paid-in capital	879,631	876,240
Retained deficit	(263,994)	(277,905)
Accumulated other comprehensive loss	(73,853)	(63,721)
Total shareholders’ equity	541,791	534,621
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,738,206	$5,317,250

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share amounts)
Revenues
Gross written premiums	$412,247	$423,050	$743,057	$776,504
Ceded written premiums	(230,894)	(218,557)	(423,532)	(400,786)
Net written premiums	181,353	204,493	319,525	375,718
Change in net unearned premiums	(18,160)	(31,024)	15,359	(33,339)
Net earned premiums	163,193	173,469	334,884	342,379
Net investment income	24,931	18,234	47,563	36,659
Net realized and unrealized (losses) gains on investments	(2,305)	1,615	2,278	1,775
Other income	2,470	1,464	4,691	2,773
Total revenues	188,289	194,782	389,416	383,586
Expenses
Losses and loss adjustment expenses	115,471	120,440	225,520	246,821
Other operating expenses	44,096	50,193	94,906	98,229
Other expenses	2,098	223	2,830	826
Interest expense	6,344	5,997	12,829	11,580
Amortization of intangible assets	91	91	182	182
Total expenses	168,100	176,944	336,267	357,638
Income from continuing operations before income taxes	20,189	17,838	53,149	25,948
Income tax expense on continuing operations	5,711	5,709	15,163	8,517
Net income from continuing operations	14,478	12,129	37,986	17,431
Discontinued operations (Note 2):
(Loss) income from discontinued operations	(5,650)	3,785	(13,583)	5,489
Loss on disposal of discontinued operations	(1,203)	—	(1,375)	—
Total (loss) income from discontinued operations	(6,853)	3,785	(14,958)	5,489
Net income	7,625	15,914	23,028	22,920
Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(5,250)
Net income available to common shareholders	$5,000	$13,289	$17,778	$17,670

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(627) and $(2,693) in 2024 and $(3,633) and $1,369 in 2023	(2,359)	(16,457)	(10,132)	14,445
Total comprehensive income (loss)	$5,266	$(543)	$12,896	$37,365

Net income (loss) per common share:
Basic
Continuing operations	$0.31	$0.25	$0.87	$0.32
Discontinued operations	$(0.18)	$0.10	$(0.40)	$0.15
	$0.13	$0.35	$0.47	$0.47
Diluted
Continuing operations	$0.31	$0.25	$0.85	$0.32
Discontinued operations	$(0.18)	$0.10	$(0.33)	$0.15
	$0.13	$0.35	$0.52	$0.47
Dividend declared per common share	$0.05	$0.05	$0.10	$0.10
Weighted-average common shares outstanding:
Basic	37,869,322	37,642,289	37,801,516	37,587,359
Diluted	38,037,393	37,858,747	44,762,563	37,822,405

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2024	37,822,340	$7	$878,091	$(267,067)	$(71,494)	$539,537
Net income	—	—	—	7,625	—	7,625
Other comprehensive loss	—	—	—	—	(2,359)	(2,359)
Vesting of RSUs	3,427	—	(13)	—	—	(13)
Compensation expense under share incentive plans	—	—	1,553	—	—	1,553
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,927)	—	(1,927)
Balances at June 30, 2024	37,825,767	$7	$879,631	$(263,994)	$(73,853)	$541,791

Balances at December 31, 2023	37,641,563	$7	$876,240	$(277,905)	$(63,721)	$534,621
Net income	—	—	—	23,028	—	23,028
Other comprehensive loss	—	—	—	—	(10,132)	(10,132)
Vesting of RSUs	184,204	—	(837)	—	—	(837)
Compensation expense under share incentive plans	—	—	4,228	—	—	4,228
Dividends on Series A preferred shares	—	—	—	(5,250)	—	(5,250)
Dividends on common shares	—	—	—	(3,867)	—	(3,867)
Balances at June 30, 2024	37,825,767	$7	$879,631	$(263,994)	$(73,853)	$541,791

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2023	37,619,226	$7	$870,043	$(149,595)	$(132,142)	$588,313
Net income	—	—	—	15,914	—	15,914
Other comprehensive loss	—	—	—	—	(16,457)	(16,457)
Compensation expense under share incentive plans	—	—	2,316	—	—	2,316
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,919)	—	(1,919)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	22,920	—	22,920
Other comprehensive income	—	—	—	—	14,445	14,445
Vesting of RSUs	148,989	—	(1,507)	—	—	(1,507)
Compensation expense under share incentive plans	—	—	5,008	—	—	5,008
Dividends on Series A preferred shares	—	—	—	(5,250)	—	(5,250)
Dividends on common shares	—	—	—	(3,840)	—	(3,840)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities
Net cash provided by operating activities (a)	$15,397	$42,621
Investing activities
Sale of JRG Re	96,412	—
Securities available-for-sale:
Purchases – fixed maturity securities	(28,727)	(142,680)
Sales – fixed maturity securities	198,046	10,092
Maturities and calls – fixed maturity securities	84,596	55,520
Purchases – equity securities	(7,311)	(8,557)
Sales – equity securities	6,190	8,548
Bank loan participations:
Purchases	(80,700)	(17,119)
Sales	51,913	20,020
Maturities	19,252	12,650
Other invested assets:
Purchases	(4,725)	(375)
Return of capital	472	682
Proceeds from sales	2,763	1,153
Short-term investments, net	26,160	85,684
Securities receivable or payable, net	(6,386)	3,625
Purchases of property and equipment	(1,327)	(2,173)
Net cash provided by investing activities	356,628	27,070
Financing activities
Senior debt repayments	(21,500)	—
Payroll taxes withheld and remitted on net settlement of RSUs	(837)	(1,507)
Dividends on Series A preferred shares	(5,250)	(7,875)
Dividends on common shares	(3,901)	(3,931)
Payment of debt issuance costs	—	(16)
Net cash used in financing activities	(31,488)	(13,329)
Change in cash, cash equivalents, and restricted cash equivalents	340,537	56,362
Cash, cash equivalents, and restricted cash equivalents at beginning of period	359,949	276,379
Cash, cash equivalents, and restricted cash equivalents at end of period	$700,486	$332,741
Supplemental information
Interest paid	$15,628	$14,877

Restricted cash equivalents at beginning of period	$72,449	$103,215
Restricted cash equivalents at end of period	$27,963	$105,502
Change in restricted cash equivalents	$(44,486)	$2,287

(a) Cash provided by operating activities for the six months ended June 30, 2024 and 2023 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash provided by operating activities was $59.9 million and $40.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
•Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company, an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National and its subsidiaries primarily write specialty admitted fronting and program business.
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
Held-for-Sale and Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company determined that the definitive agreement to sell JRG Re met the criteria for JRG Re to be classified as held for sale at December 31, 2023 and that the sale represented a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re at December 31, 2023 have been classified as held-for-sale and segregated for all periods presented in this interim report on Form 10-Q. See Note 2 for additional disclosure.

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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $8.0 million at June 30, 2024 and $8.4 million at December 31, 2023, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and six months ended June 30, 2024, our effective tax rate on income from continuing operations was 28.3% and 28.5%, respectively (32.0% and 32.8% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
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
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which could result in adjustments to the purchase price. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment is included in “Other Liabilities” on the Company’s Balance Sheet at June 30, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
The Company determined that the sale of JRG Re met the criteria to be classified as held for sale at December 31, 2023 and that the sale represented a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re at December 31, 2023 have been classified as held for sale and segregated for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the six months ended June 30, 2024, the estimated loss on the sale was revised to $78.0 million. The loss on disposal for the six months ended June 30, 2024 of $1.4 million includes the $2.4 million gain for the change in the estimated loss on sale and selling costs incurred of $3.8 million. The $5.8 million cash portion of the pre-closing dividend was included in other liabilities at December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

JRG Re's assets and liabilities held for sale at December 31, 2023 were comprised of the following:

December 31, 2023
(in thousands)
Assets
Invested assets:
Fixed maturity securities, at fair value	$532,242
Equity securities, at fair value	2,779
Total invested assets	535,021
Cash and cash equivalents	13,202
Accrued investment income	3,589
Premiums receivable and agents’ balances, net	68,441
Reinsurance recoverable on unpaid and paid losses, net	234,615
Deferred policy acquisition costs	4,986
Write down of JRG Re to fair value less cost to sell	(80,400)
Other assets	3,939
Assets held for sale	$783,393

Liabilities
Reserve for losses and loss adjustment expenses	$441,666
Unearned premiums	17,223
Funds held	137,796
Deferred reinsurance gain	33,167
Accrued expenses	1,955
Other liabilities	9,690
Liabilities held for sale	$641,497

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Gross written premiums	$780	$4,691	$1,137	$15,130
Ceded written premiums	—	(396)	877	(1,770)
Net written premiums	780	4,295	2,014	13,360
Change in net unearned premiums	940	22,503	8,371	49,711
Net earned premiums	1,720	26,798	10,385	63,071
Net investment income	580	6,941	4,432	14,288
Net realized and unrealized (losses) gains on investments	(7,229)	530	(9,472)	777
Total revenues	(4,929)	34,269	5,345	78,136
Expenses:
Losses and loss adjustment expenses	(281)	20,868	13,157	49,775
Other operating expenses	913	8,672	5,039	20,895
Interest expense	89	944	732	1,977
Total expenses	721	30,484	18,928	72,647
(Loss) income from discontinued operations	(5,650)	3,785	(13,583)	5,489
Loss on disposal of discontinued operations	(1,203)	—	(1,375)	—
Total (loss) income from discontinued operations	(6,853)	3,785	(14,958)	5,489
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)

Net cash used in operating activities of discontinued operations	$(25,115)	$(48,878)
Net cash provided by investing activities of discontinued operations	63,104	59,555
Net cash provided by (used in) discontinued operations	$37,989	$10,677
Interest paid by discontinued operations	$1,388	$2,162

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2024
Fixed maturity securities:
State and municipal	$229,975	$632	$(27,682)	$202,925
Residential mortgage-backed	310,235	56	(25,008)	285,283
Corporate	435,227	721	(30,632)	405,316
Commercial mortgage and asset-backed	209,115	48	(10,859)	198,304
U.S. Treasury securities and obligations guaranteed by the U.S. government	23,408	—	(761)	22,647
Total fixed maturity securities, available-for-sale	$1,207,960	$1,457	$(94,942)	$1,114,475
December 31, 2023
Fixed maturity securities:
State and municipal	$273,462	$1,834	$(26,459)	$248,837
Residential mortgage-backed	336,064	1,243	(19,379)	317,928
Corporate	530,408	4,167	(28,847)	505,728
Commercial mortgage and asset-backed	235,302	78	(12,527)	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	8	(778)	29,130
Total fixed maturity securities, available-for-sale	$1,405,136	$7,330	$(87,990)	$1,324,476
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2024 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$19,661	$19,434
After one year through five years	308,786	299,268
After five years through ten years	230,535	204,929
After ten years	129,628	107,257
Residential mortgage-backed	310,235	285,283
Commercial mortgage and asset-backed	209,115	198,304
Total	$1,207,960	$1,114,475

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2024
Fixed maturity securities:
State and municipal	$24,864	$(604)	$157,731	$(27,078)	$182,595	$(27,682)
Residential mortgage-backed	74,310	(1,177)	200,429	(23,831)	274,739	(25,008)
Corporate	70,309	(802)	274,982	(29,830)	345,291	(30,632)
Commercial mortgage and asset-backed	14,119	(95)	142,399	(10,764)	156,518	(10,859)
U.S. Treasury securities and obligations guaranteed by the U.S. government	1,497	(22)	21,151	(739)	22,648	(761)
Total fixed maturity securities, available-for-sale	$185,099	$(2,700)	$796,692	$(92,242)	$981,791	$(94,942)
December 31, 2023
Fixed maturity securities:
State and municipal	$30,196	$(287)	$168,517	$(26,172)	$198,713	$(26,459)
Residential mortgage-backed	68,497	(1,256)	145,954	(18,123)	214,451	(19,379)
Corporate	55,970	(532)	290,308	(28,315)	346,278	(28,847)
Commercial mortgage and asset-backed	24,048	(151)	182,295	(12,376)	206,343	(12,527)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,961	(71)	19,889	(707)	27,850	(778)
Total fixed maturity securities, available-for-sale	$186,672	$(2,297)	$806,963	$(85,693)	$993,635	$(87,990)

At June 30, 2024, the Company held fixed maturity securities of 422 issuers that were in an unrealized loss position with a total fair value of $981.8 million and gross unrealized losses of $94.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At June 30, 2024, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2024, December 31, 2023, or June 30, 2023. During the three months ended June 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
At June 30, 2024, the Company's bank loan portfolio had an aggregate fair value of $165.3 million and unpaid principal of $173.4 million. Investment income on bank loan participations included in net investment income was $4.6 million and $9.1 million for the three and six months ended June 30, 2024, respectively ($2.0 million and $3.5 million for the three and six months ended June 30, 2023, respectively). Net realized and unrealized losses on bank loan participations were $843,000 and $1.1 million for the three and six months ended June 30, 2024, respectively (gains of $1.6 million and $2.1 million for the three and six months ended June 30, 2023, respectively). For the three and six months ended June 30, 2024, management concluded that $1.4 million and $2.6 million of the unrealized losses were due to credit-related impairments. For the three and six months ended June 30, 2023, management concluded that $497,000 and $1.0 million of the unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2024 or December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,543	$—	$1,543	$—
Gross realized losses	(2,341)	(20)	(2,652)	(27)
	(798)	(20)	(1,109)	(27)
Bank loan participations:
Gross realized gains	223	22	531	42
Gross realized losses	(313)	(2,286)	(1,261)	(2,709)
Changes in fair values of bank loan participations	(753)	3,823	(394)	4,733
	(843)	1,559	(1,124)	2,066
Equity securities:
Gross realized gains	423	350	1,547	931
Gross realized losses	—	—	(177)	(267)
Changes in fair values of equity securities	(1,087)	(269)	3,141	(912)
	(664)	81	4,511	(248)
Short-term investments and other:
Gross realized gains	—	—	—	2
Gross realized losses	—	(5)	—	(18)
Changes in fair values of short-term investments and other	—	—	—	—
	—	(5)	—	(16)
Total	$(2,305)	$1,615	$2,278	$1,775

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

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$8,003	$8,382	$948	$(305)	$662	$698
Corporate & Other	—	—	293	—	293	170
	8,003	8,382	1,241	(305)	955	868
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	608	—	36	61	72
Corporate & Other	—	761	—	45	77	90
	—	1,369	—	81	138	162
Limited partnerships (c)
Excess and Surplus Lines	12,987	11,914	517	370	402	621
Corporate & Other	664	664	—	—	—	—
	13,651	12,578	517	370	402	621
Private Debt (d)
Excess and Surplus Lines	14,180	10,805	151	86	269	172
Corporate & Other	—	—	—	—	—	—
	14,180	10,805	151	86	269	172
Total other invested assets
Excess and Surplus Lines	35,170	31,709	1,616	187	1,394	1,563
Corporate & Other	664	1,425	293	45	370	260
	$35,834	$33,134	$1,909	$232	$1,764	$1,823

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 2.5% to 4.9% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company's former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $161,000 and $24,000 in the six months ended June 30, 2024 and 2023, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, the Company received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. In the three months ended June 30, 2024, the Company received additional proceeds from the sale of $1.2 million comprised of $880,000 in the Excess and Surplus Lines segment and $293,000 in the Corporate and Other segment.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments invested in two notes receivable for renewable energy projects. Interest on the notes was fixed at 12%. During the six months ended June 30, 2024, the Company received final principal repayments of $608,000 and $761,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At June 30, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.0 million in the limited partnerships.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(d)The Company's Excess and Surplus Lines segment has invested in two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At June 30, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $2.3 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director and an investor. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2024 and December 31, 2023.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2024		December 31, 2023
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	7,644	11,611	7,462
Identifiable intangible assets subject to amortization		11,611	7,644	11,611	7,462
		$40,275	$7,644	$40,275	$7,462

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Net income from continuing operations	$14,478	$12,129	$37,986	$17,431
Less: Dividends on Series A preferred shares	(2,625)	(2,625)	(5,250)	(5,250)
Income from continuing operations available to common shareholders	$11,853	$9,504	$32,736	$12,181
(Loss) income from discontinued operations	(6,853)	3,785	(14,958)	5,489
Net income available to common shareholders	$5,000	$13,289	$17,778	$17,670

Weighted average common shares outstanding:
Basic	37,869,322	37,642,289	37,801,516	37,587,359
Dilutive potential common shares	168,071	216,458	6,961,047	235,046
Diluted	38,037,393	37,858,747	44,762,563	37,822,405

Net income (loss) per common share:
Basic
Continuing operations	$0.31	$0.25	$0.87	$0.32
Discontinued operations	$(0.18)	$0.10	$(0.40)	$0.15
	$0.13	$0.35	$0.47	$0.47
Diluted
Continuing operations	$0.31	$0.25	$0.85	$0.32
Discontinued operations	$(0.18)	$0.10	$(0.33)	$0.15
	$0.13	$0.35	$0.52	$0.47
For the three months ended June 30, 2024, potential common shares of 6,848,763 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the six months ended June 30, 2024, all potential common shares were dilutive and included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2023, potential common shares of 5,640,158 were excluded from the calculations of diluted earnings per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $744,000 at June 30, 2024, $660,000 at March 31, 2024 and December 31, 2023, $637,000 at June 30, 2023, $628,000 at March 31, 2023, and $580,000 at December 31, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,283,386	$1,121,532	$1,246,973	$1,080,766
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	108,497	123,413	222,946	238,589
Prior years - retroactive reinsurance	(3,684)	(2,252)	(7,686)	9,448
Prior years - excluding retroactive reinsurance	10,658	(721)	10,260	(1,216)
Total incurred losses and loss and adjustment expenses	115,471	120,440	225,520	246,821
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	6,189	5,520	8,283	8,081
Prior years	94,690	83,747	170,234	155,101
Total loss and loss adjustment expense payments	100,879	89,267	178,517	163,182
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	(3,684)	(2,252)	(7,686)	9,448
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,301,662	1,154,957	1,301,662	1,154,957
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,418,536	1,307,227	1,418,536	1,307,227
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$2,720,198	$2,462,184	$2,720,198	$2,462,184

The Company experienced $10.7 million of net adverse reserve development in the three months ended June 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $10.7 million of net adverse development in the Excess and Surplus Lines segment that was primarily related to accident years 2017-2020 for the general liability and excess casualty lines of business. The unfavorable reserve development in the E&S segment for this quarter includes $9.7 million that will be subject to the combined loss portfolio transfer and adverse development cover reinsurance transaction ("E&S LPT and ADC"). The E&S LPT and ADC is effective January 1, 2024, but closed on July 2, 2024. As such, any applicable recoveries will be recognized in the third quarter of 2024.
The Company experienced $721,000 of net favorable reserve development in the three months ended June 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $118,000 of net adverse development in the Excess and Surplus Lines segment and $839,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $10.3 million of net adverse reserve development in the six months ended June 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $10.7 million of net adverse development in the Excess and Surplus Lines segment and $442,000 of net favorable development in the Specialty Admitted Insurance segment. Reserve development in the E&S segment was

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

primarily related to accident years 2017-2020 for the general liability and excess casualty lines of business. The unfavorable reserve development in the E&S segment includes $9.7 million that will be subject to the E&S LPT and ADC.
The Company experienced $1.2 million of net favorable reserve development in the six months ended June 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development on the commercial auto loss portfolio transfer subject to retroactive reinsurance accounting - see Loss Portfolio Transfer below). This reserve development included $206,000 of net favorable development in the Excess and Surplus Lines segment and $1.0 million of net favorable development in the Specialty Admitted Insurance segment.
Loss Portfolio Transfers
Loss portfolio transfers are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality (up to the limit of such loss portfolio transfer, if applicable) on the subject risks when they no longer meet the Company's appetite or are no longer aligned with the Company's risk management guidelines.
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
For the three and six months ended June 30, 2024, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $1.4 million and $1.9 million, respectively ($12.6 million and $53.6 million in the respective prior year periods), on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, putting the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $5.1 million and $9.6 million for the three and six months ended June 30, 2024, respectively ($14.8 million and $44.1 million in the respective prior year periods), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $458.1 million and $456.2 million as of June 30, 2024 and December 31, 2023, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT separately presented on the Company's Condensed Consolidated Balance Sheets was $13.0 million and $20.7 million at June 30, 2024 and December 31, 2023, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

7.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(3,784)	$(20,367)	$(13,934)	$15,445
U.S. income taxes	795	3,637	2,926	(1,363)
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(2,989)	(16,730)	(11,008)	14,082
Less reclassification adjustment:
Net realized investment losses	(798)	(277)	(1,109)	(369)
U.S. income taxes	168	4	233	6
Reclassification adjustment for investment losses realized in net income	(630)	(273)	(876)	(363)
Other comprehensive (loss) income	$(2,359)	$(16,457)	$(10,132)	$14,445
In addition to the $798,000 and $1.1 million of net realized investment losses on available-for-sale fixed maturities for the three and six months ended June 30, 2024 ($277,000 and $369,000 of net realized investment losses for the three and six months ended June 30, 2023, respectively), the Company also recognized net realized and unrealized investment losses in the respective periods of $843,000 and $1.1 million on its investments in bank loan participations (net realized and unrealized investment gains of $1.6 million and $2.1 million in the respective prior year periods) and net realized and unrealized investment (losses) gains of $(664,000) and $4.5 million on its investments in equity securities ($81,000 and $(248,000) in the respective prior year periods).
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
On July 9, 2021, a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the “Second Amended Complaint”). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the “Second MTD”). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant’s reply to the Plaintiffs’ opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. The Company engaged in mediation in the fourth quarter of 2023 and on December 7, 2023, in connection with the mediation, the Company reached an agreement in principle to settle the action. On December 22, 2023, the parties submitted the stipulation of settlement to the Court for approval. The settlement provides for a full release of all defendants in connection with the allegations made and a settlement payment to the class of $30.0 million, inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs, all of which will be paid by the Company’s insurance carriers. On

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

January 26, 2024 the Court issued an order granting preliminary approval of the settlement and on May 24, 2024 the Court issued an order granting final approval of the settlement, and no appeal was filed. This matter is now concluded.
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, Plaintiff filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys' fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. The Company believes that the claims are without merit and intends to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which is pending in the Supreme Court of the State of New York Appellate Division, First Department. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the Complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to such motion to dismiss (the "MTD Opposition"), and on July 24, 2024 Fleming filed its reply to the MTD Opposition.
On July 15, 2024, Fleming filed a complaint in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers. Refer to Note 15 for additional information.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $113.0 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $458.1 million at June 30, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2024, the balance in the Indemnity

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Trust was $99.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $117.0 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2024, the balance in the LPT Trust was $45.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $53.1 million. At June 30, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $52.4 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2024, the balance in the Loss Fund Trust was $28.0 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheets.
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
9.    Segment Information
The Company's continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considered Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Condensed Consolidated Statements of Income and Comprehensive Income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfer in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.3 million and $2.6 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and six months ended June 30, 2024, respectively ($1.3 million and $2.4 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2024
Gross written premiums	$292,836	$119,411	$—	$412,247
Net earned premiums	140,447	22,746	—	163,193
Underwriting profit of operating segments	6,427	3,416	—	9,843
Net investment income	20,255	4,097	579	24,931
Interest expense	—	—	6,344	6,344
Segment revenues	159,572	28,055	662	188,289
Segment goodwill	181,831	—	—	181,831
Segment assets	3,211,050	1,385,738	141,418	4,738,206

Three Months Ended June 30, 2023
Gross written premiums	$286,126	$136,924	$—	$423,050
Net earned premiums	149,611	23,858	—	173,469
Underwriting profit of operating segments	10,042	384	—	10,426
Net investment income	14,903	3,173	158	18,234
Interest expense	—	—	5,997	5,997
Segment revenues	166,130	28,330	322	194,782
Segment goodwill	181,831	—	—	181,831
Segment assets	2,880,824	1,381,877	87,541	4,350,242

Six Months Ended June 30, 2024
Gross written premiums	$506,527	$236,530	$—	$743,057
Net earned premiums	286,070	48,814	—	334,884
Underwriting profit of operating segments	24,918	4,202	—	29,120
Net investment income	38,681	8,083	799	47,563
Interest expense	—	—	12,829	12,829
Segment revenues	328,493	59,591	1,332	389,416
Segment goodwill	181,831	—	—	181,831
Segment assets	3,211,050	1,385,738	141,418	4,738,206

Six Months Ended June 30, 2023
Gross written premiums	$515,029	$261,475	$—	$776,504
Net earned premiums	298,040	44,339	—	342,379
Underwriting profit (loss) of operating segments	27,107	(85)	—	27,022
Net investment income	29,956	6,158	545	36,659
Interest expense	—	—	11,580	11,580
Segment revenues	329,850	52,840	896	383,586
Segment goodwill	181,831	—	—	181,831
Segment assets	2,880,824	1,381,877	87,541	4,350,242

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$6,427	$10,042	$24,918	$27,107
Specialty Admitted Insurance	3,416	384	4,202	(85)
Total underwriting profit of operating segments	9,843	10,426	29,120	27,022
Other operating expenses of the Corporate and Other segment	(8,624)	(8,548)	(19,761)	(17,830)
Underwriting profit	1,219	1,878	9,359	9,192
Losses and loss adjustment expenses - retroactive reinsurance	3,684	2,252	7,686	(9,448)
Net investment income	24,931	18,234	47,563	36,659
Net realized and unrealized (losses) gains on investments	(2,305)	1,615	2,278	1,775
Other income and expenses	(905)	(53)	(726)	(468)
Interest expense	(6,344)	(5,997)	(12,829)	(11,580)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income from continuing operations before income taxes	$20,189	$17,838	$53,149	$25,948
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of policy acquisition costs	$13,765	$19,930	$31,805	$36,759
Other underwriting expenses of the operating segments	21,707	21,715	43,340	43,640
Other operating expenses of the Corporate and Other segment	8,624	8,548	19,761	17,830
Total	$44,096	$50,193	$94,906	$98,229
Other expenses of $2.1 million and $2.8 million for the three and six months ended June 30, 2024, respectively ($223,000 and $826,000 in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On April 16, 2024, the Company amended a senior revolving credit facility (as amended or amended and restated, the "2013 Facility”) in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, and (ii) decrease a secured revolving facility commitment to $45.0 million. At June 30, 2024, the 2013 Facility is comprised of the following:
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. At June 30, 2024 and December 31, 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
•    A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At June 30, 2024, the Company had $36.0 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2024.
Also in connection with the closing of the sale of JRG Re by the Company, on April 16, 2024, the Company amended a credit agreement (the "2017 Facility") to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled. The 2017 Facility provides the Company with a revolving line of credit which may be used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. In the three months ended June 30, 2024, the Company repaid $21.5 million of unsecured loans under the facility. At June 30, 2024, there were no loans outstanding and $24.7 million of letters of credit were issued under the facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re. The 2017 Facility contains certain financial and other covenants with which the Company was in compliance at June 30, 2024.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of June 30, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$202,925	$—	$202,925
Residential mortgage-backed	—	285,283	—	285,283
Corporate	—	405,316	—	405,316
Commercial mortgage and asset-backed	—	198,304	—	198,304
U.S. Treasury securities and obligations guaranteed by the U.S. government	22,647	—	—	22,647
Total fixed maturity securities, available-for-sale	$22,647	$1,091,828	$—	$1,114,475
Equity securities:
Preferred stock	—	74,546	—	74,546
Common stock	51,540	2,473	5	54,018
Total equity securities	$51,540	$77,019	$5	$128,564
Bank loan participations	$—	$165,280	$—	$165,280
Short-term investments	$—	$45,977	$—	$45,977

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$248,837	$—	$248,837
Residential mortgage-backed	—	317,928	—	317,928
Corporate	—	505,728	—	505,728
Commercial mortgage and asset-backed	—	222,853	—	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,130	—	—	29,130
Total fixed maturity securities, available-for-sale	$29,130	$1,295,346	$—	$1,324,476
Equity securities:
Preferred stock	—	69,310	—	69,310
Common stock	48,370	2,254	11	50,635
Total equity securities	$48,370	$71,564	$11	$119,945
Bank loan participations	$—	$156,169	$—	$156,169
Short-term investments	$—	$72,137	$—	$72,137

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Beginning balance	$17	$7	$11	$7
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(12)	9	(6)	9
Included in other comprehensive income	—	—	—	—
Ending balance	$5	$16	$5	$16

The Company held one equity security at December 31, 2023 and June 30, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $5,000 at June 30, 2024 for the equity security was obtained from our asset manager and was derived from an internal model.
The Company held one equity security at December 31, 2022 and June 30, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $16,000 at June 30, 2023 for the equity security was obtained from our asset manager and was derived from an internal model.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2024 or 2023. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2024 and December 31, 2023, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,114,475	$1,114,475	$1,324,476	$1,324,476
Equity securities	128,564	128,564	119,945	119,945
Bank loan participations	165,280	165,280	156,169	156,169
Cash and cash equivalents	672,523	672,523	274,298	274,298
Restricted cash equivalents	27,963	27,963	72,449	72,449
Short-term investments	45,977	45,977	72,137	72,137
Other invested assets – notes receivable	14,180	13,041	12,174	11,702
Liabilities
Senior debt	200,800	207,465	222,300	233,408
Junior subordinated debt	104,055	132,657	104,055	138,264

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2024 and December 31, 2023 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2024 and December 31, 2023, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at June 30, 2024 and December 31, 2023.
The fair values of senior debt, junior subordinated debt, and investments in notes receivable, classified in other invested assets, at June 30, 2024 and December 31, 2023 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $5.3 million were paid in the six months ended June 30, 2024 including cash dividends paid in January and April for the three month periods ended December 31, 2023 and March 31, 2024. Cash dividends of $2.6 million for the second quarter of 2024 were paid on July 1, 2024. In the six months ended June 30, 2023, cash dividends of $7.9 million were paid including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. As of June 30, 2024, net adverse reserve development exceeded the threshold. If net adverse reserve development exceeds the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price will be adjusted pursuant to the Certificate of Designations, subject to a floor conversion price of $21.902, and the adjusted conversion price will become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price have been met at June 30, 2024.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,825,767 at June 30, 2024, reflecting 184,204 common shares issued in the six months ended June 30, 2024 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first six months of 2024 and 2023:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410
April 25, 2024	$0.05	June 10, 2024	June 28,2024	1,938,439
	$0.10			$3,878,849

2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	$1,921,040
	$0.10			$3,842,842
Included in the total dividends for the six months ended June 30, 2024 and 2023 are $96,000 and $81,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $221,000 at June 30, 2024 and $255,000 at December 31, 2023.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The maximum number of shares available for issuance under the 2014 LTIP is 4,982,650, and at June 30, 2024, 1,166,127 shares are available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The maximum number of shares available for issuance under the 2014 Director Plan is 150,000, and at June 30, 2024, 36,387 shares are available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options
The following table summarizes option activity:

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(45,106)	$34.92
Lapsed	(74,390)	$42.17	(164,548)	$32.07
End of period	—	$—	78,320	$42.17
Exercisable, end of period	—	$—	78,320	$42.17

The options outstanding at December 31, 2023 lapsed in the six months ended June 30, 2024. At June 30, 2024, no options remain outstanding.
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	537,060	$9.76	363,484	$24.83
Vested	(268,993)	$25.11	(212,128)	$28.93
Forfeited	(76,305)	$15.56	(15,233)	$23.10
Unvested, end of period	943,016	$15.84	801,581	$24.73
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is generally based on the market price of the underlying shares at the date of grant. The RSUs granted in 2024 and 2023 include 231,492 and 91,818 PRSU awards, respectively. The number of PRSUs is based upon the probable outcome of performance conditions.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Share based compensation expense	$1,553	$2,316	$4,228	$5,008
U.S. tax benefit on share based compensation expense	293	427	790	943

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2024, the Company had $10.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
15.    Subsequent Events
On July 25, 2024, the Board of Directors declared a cash dividend of $0.05 per common share. The dividend is payable on September 30, 2024 to shareholders of record on September 16, 2024.
On July 25, 2024, the Board of Directors declared a dividend in the aggregate amount of $2.6 million on the Series A Preferred Shares. The dividend will be payable in cash on September 30, 2024 to shareholders of record on September 15, 2024.
On July 2, 2024, James River Insurance Company (“JRIC”) and James River Casualty Company (together with JRIC, the “Ceding Companies”), two of the Company’s principal operating subsidiaries, entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “LPT-ADC Agreement”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The LPT-ADC Agreement is effective January 1, 2024 (the “Effective Date”) and applies to the Ceding Companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the LPT-ADC Agreement, (a) State National will reinsure 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by the Ceding Companies equal to $313.2 million, (b) the Ceding Companies will continue to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance shall inure to the benefit of the LPT-ADC Agreement, and (c) the Ceding Companies will be entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeks unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming’s purchase of JRG Re pursuant to the Stock Purchase Agreement. The Company expects to file a motion to dismiss the complaint in September 2024. On July 29, 2024, Fleming filed a motion for a preliminary injunction and to amend its complaint to raise a dispute regarding Fleming’s claim that it is entitled to additional documents in connection with the purchase price adjustment process set forth under the Stock Purchase Agreement. The Company expects to oppose that motion, and the court has set a briefing schedule to be completed by August 19, 2024, with a hearing currently set for August 29, 2024. The Company believes Fleming's claims are without merit and intends to vigorously defend this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting for a loss portfolio transfer, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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
Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period).
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
Recent Strategic Actions
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River Insurance Company and James River Casualty Company (together, the “Ceding Companies”), two of the Company's principal operating subsidiaries, entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “LPT-ADC Agreement”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The LPT-ADC Agreement is effective January 1, 2024 (the “Effective Date”) and applies to the Ceding Companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the LPT-ADC Agreement, (a) State National will reinsure 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by the Ceding Companies equal to $313.2 million, (b) the Ceding Companies will continue to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance shall inure to the benefit of the LPT-ADC Agreement, and (c) the Ceding Companies will be entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total. As a result of the E&S LPT and ADC, the Company expects to recognize a reduction in pre-tax income of approximately $44.0 million in the third quarter of 2024.
Review of Strategic Alternatives
On November 10, 2023, the Company announced that its board of directors initiated an exploration of strategic alternatives.
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
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which could result in adjustments to the purchase price. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment is included in “Other Liabilities” on the Company’s Balance Sheet at June 30, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The

Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
We have determined that the sale of JRG Re met the criteria to be classified as held for sale at December 31, 2023 and that the sale represents a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re at December 31, 2023 have been classified as held for sale and segregated for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the six months ended June 30, 2024, the estimated loss on the sale was revised to $78.0 million. The year to date loss on disposal of $1.4 million includes the $2.4 million gain for the change in the estimated loss on sale and selling costs incurred of $3.8 million.
Reduction of Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $5.9 million and $17.8 million for the three and six months ended June 30, 2024 compared to $25.6 million and $53.3 million in the respective prior year periods.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction included the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction closed on September 29, 2023. Gross written premiums for IRWC were $1.3 million and $3.3 million for the three and six months ended June 30, 2024 compared to $11.4 million and $24.4 million in the respective prior year periods.
The sales of JRG Re and the renewal rights to the IRWC business are aligned with our strategy to focus our resources on core businesses where we have meaningful scale.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,		%	Six Months Ended June 30,
	2024	2023	Change	2024	2023	% Change
	($ in thousands)
Gross written premiums	$412,247	$423,050	(2.6)%	$743,057	$776,504	(4.3)%
Net retention	44.0%	48.3%		43.0%	48.4%
Net written premiums	$181,353	$204,493	(11.3)%	$319,525	$375,718	(15.0)%
Net earned premiums	$163,193	$173,469	(5.9)%	$334,884	$342,379	(2.2)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(119,155)	(122,692)	(2.9)%	(233,206)	(237,373)	(1.8)%
Other operating expenses	(42,819)	(48,899)	(12.4)%	(92,319)	(95,814)	(3.6)%
Underwriting profit (1), (2)	1,219	1,878	(35.1)%	9,359	9,192	1.8%
Losses and loss adjustment expenses - retroactive reinsurance	3,684	2,252	63.6%	7,686	(9,448)	—
Net investment income	24,931	18,234	36.7%	47,563	36,659	29.7%
Net realized and unrealized (losses) gains on investments	(2,305)	1,615	—	2,278	1,775	28.3%
Other income and expense	(905)	(53)	—	(726)	(468)	55.1%
Interest expense	(6,344)	(5,997)	5.8%	(12,829)	(11,580)	10.8%
Amortization of intangible assets	(91)	(91)	—	(182)	(182)	—
Income from continuing operations before taxes	20,189	17,838	13.2%	53,149	25,948	104.8%
Income tax expense on continuing operations	5,711	5,709	—%	15,163	8,517	78.0%
Net income from continuing operations	14,478	12,129	19.4%	37,986	17,431	117.9%
Net (loss) income from discontinued operations	(6,853)	3,785	—	(14,958)	5,489	—
Net income	7,625	15,914	(52.1)%	23,028	22,920	0.5%
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—	(5,250)	(5,250)	—
Net income available to common shareholders	$5,000	$13,289	(62.4)%	$17,778	$17,670	0.6%
Adjusted net operating income (1)	$12,664	$6,647	90.5%	$27,496	$19,016	44.6%
Ratios:
Loss ratio	73.0%	70.7%		69.6%	69.3%
Expense ratio	26.3%	28.2%		27.6%	28.0%
Combined ratio	99.3%	98.9%		97.2%	97.3%
Accident year loss ratio	66.0%	67.5%		66.3%	67.3%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and six months ended June 30, 2024 is gross fee income of $5.6 million and $10.9 million, respectively ($5.8 million and $11.5 million in the respective prior year periods).
Three months ended June 30, 2024 and 2023
The Company produced net income from continuing operations of $14.5 million for the three months ended June 30, 2024 compared to $12.1 million for the three months ended June 30, 2023. Adjusted net operating income was $12.7 million compared to $6.6 million in the respective prior year period.
Underwriting profits were $1.2 million and $1.9 million (combined ratios of 99.3% and 98.9%) for the three months ended June 30, 2024 and 2023, respectively. The underwriting results for the respective periods were impacted by $1.2 million and $9.4 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 0.7 and 5.1 percentage point increase in our combined ratios in the respective quarters.
The loss ratio for the three months ended June 30, 2024 was higher than the prior year period driven by net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business subject to the commercial auto loss portfolio transfer and the impact of retroactive reinsurance - see discussion below) which was $10.7 million or 6.5 points adverse in the three months ended June 30, 2024 compared to $721,000 or 0.4 points favorable in the three months ended June 30, 2023. The impact of the higher adverse development on our loss ratio was partially offset by lower reinstatement premium which represented increases of 0.5 and 3.6 percentage points in the respective quarters.
Reserve development of $10.7 million in the E&S segment was primarily related to accident years 2017-2020 for the general liability and excess casualty lines of business. The unfavorable reserve development in the E&S segment for this quarter included $9.7 million that will be subject to the combined loss portfolio transfer and adverse development cover reinsurance transaction ("E&S LPT and ADC"). The E&S LPT and ADC is effective January 1, 2024, but closed on July 2, 2024. As such, any applicable recoveries will be recognized in the third quarter of 2024.
Our expense ratio decreased from 28.2% in the prior year quarter to 26.3% in the current year quarter largely driven by lower reinstatement premium which represented increases of 1.5 and 0.2 percentage points in the respective quarters, and a lower expense ratio for our Specialty Admitted Insurance segment. The Specialty Admitted Insurance segment benefited from lower commissions due to sliding scale and other adjustments on certain programs in the current quarter, as well as lower expenses for compensation and taxes, licenses, and fees following the reductions to our workers' compensation book in the prior year including the non-renewal of a large California workers' compensation program and the sale of the renewal rights to the IRWC business which included the transfer of employees associated with the business.
Investment income grew by $6.7 million or 36.7% in the three months ended June 30, 2024 compared to the same period in the prior year driven by higher yields on fixed maturities and bank loans. Net realized and unrealized (losses) gains on investments for the three months ended June 30, 2024 includes $1.8 million of adverse mark-to-market adjustments on our equity securities and bank loan participations reflecting decreases in their fair values in the period. This compares to $3.6 million of favorable mark-to-market adjustments on equity securities and bank loan participations in the prior year period (see Investing Results below).
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations for both periods include the operating results of JRG Re which were a loss of $5.7 million for the period April 1, 2024 to April 16, 2024 compared to income of $3.8 million in the three months ended June 30, 2023. Discontinued operations in the current quarter also includes $2.1 million of certain transaction-related expenses associated with the sale and a reduction in the estimated loss on sale which together resulted in a $1.2 million loss on disposal in the current period.
Adjusted net operating income was higher in the current year quarter primarily due to the higher investment income. Our adjusted net operating return on tangible equity was 10.4% for the three months ended June 30, 2024 compared to a 4.8% return for the three months ended June 30, 2023.
Six Months Ended June 30, 2024 and 2023
The Company produced net income from continuing operations of $38.0 million for the six months ended June 30, 2024 compared to $17.4 million for the six months ended June 30, 2023. Adjusted net operating income was $27.5 million compared to $19.0 million in the respective periods.
Underwriting profits were $9.4 million and $9.2 million (combined ratios of 97.2% and 97.3%) for the six months ended June 30, 2024 and 2023, respectively. Underwriting results for the six month periods include $1.2 million and $12.3 million of reinstatement premium in the Excess and Surplus Lines segment. The reinstatement premium reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 0.3 and 3.4 percentage point increase in our combined ratios in the respective six month periods.
Our loss ratios for the six month periods include net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business subject to the commercial auto loss portfolio transfer and the impact of retroactive reinsurance - see discussion below) that was $10.3 million or 3.1 points adverse in the six months ended June 30, 2024 compared to $1.2 million or 0.4 points favorable in the six months ended June 30, 2023. The reinstatement premium also impacted the loss ratios reflecting increases of 0.2 and 2.4 percentage points in the respective six month periods.
Reserve development of $10.7 million in the E&S segment was primarily related to accident years 2017-2020 for the general liability and excess casualty lines of business. The unfavorable reserve development in the E&S segment included $9.7 million that will be subject to the E&S LPT and ADC.

Our expense ratio decreased from 28.0% in the prior year to 27.6% in the current year reflecting the impact of reinstatement premium in the two periods (increases of 1.0 and 0.1 points, respectively) and a lower current year expense ratio for the Specialty Admitted Insurance segment driven by lower commissions and lower expenses for compensation and taxes, licenses, and fees (see discussion in three month section above).
Investment income grew by $10.9 million or 29.7% in the six months ended June 30, 2024 compared to the same period in the prior year driven by higher yields on fixed maturities and bank loans, as well as higher invested assets in our continuing operations following the commutation of an internal quota share arrangement with JRG Re in the second and third quarters of 2023. Interest expense was $1.2 million higher in the six months ended June 30, 2024 compared to the same period in the prior year driven by higher interest rates on our variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread.
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations for both periods include the operating results of JRG Re which were a loss of $13.6 million for the six months ended June 30, 2024 compared to income of $5.5 million in the six months ended June 30, 2023. The results for discontinued operations include net adverse development of $7.1 million and $4.9 million on treaties not subject to the Casualty Re loss portfolio transfer for the six months ended June 30, 2024 and 2023, respectively. Discontinued operations in the current year also includes $3.8 million of certain transaction-related expenses associated with the sale and a change in the estimate of the loss on sale which together resulted in a $1.4 million loss on disposal in the current year.
Adjusted net operating income increased over the prior year reflecting the higher investment income partially offset by higher interest expense. Declines in tangible equity of 0.1% and tangible equity per share of 2.4% were modest in the current period as positive operating results were mostly offset by unrealized losses on fixed maturities in other comprehensive loss, dividends on both common and preferred shares, and the impact of retroactive reinsurance benefits. Our 11.3% adjusted net operating return on tangible equity for the six months ended June 30, 2024 compares to an 11.9% return for the six months ended June 30, 2023.
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
For the three and six months ended June 30, 2024, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $1.4 million and $1.9 million, respectively ($12.6 million and $53.6 million in the respective prior year periods), on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, putting the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $5.1 million and $9.6 million for the three and six months ended June 30, 2024, respectively ($14.8 million and $44.1 million in the respective prior year periods), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $458.1 million and $456.2 million as of June 30, 2024 and December 31, 2023, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT separately presented on the Company's Condensed Consolidated Balance Sheets was $13.0 million and $20.7 million at June 30, 2024 and December 31, 2023, respectively.

Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,
	2024	2023	Change	2024	2023	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$292,836	$286,126	2.3%	$506,527	$515,029	(1.7)%
Specialty Admitted Insurance	119,411	136,924	(12.8)%	236,530	261,475	(9.5)%
	$412,247	$423,050	(2.6)%	$743,057	$776,504	(4.3)%
Net written premiums:
Excess and Surplus Lines	$161,601	$175,377	(7.9)%	$279,026	$319,877	(12.8)%
Specialty Admitted Insurance	19,752	29,116	(32.2)%	40,499	55,841	(27.5)%
	$181,353	$204,493	(11.3)%	$319,525	$375,718	(15.0)%
Net earned premiums:
Excess and Surplus Lines	$140,447	$149,611	(6.1)%	$286,070	$298,040	(4.0)%
Specialty Admitted Insurance	22,746	23,858	(4.7)%	48,814	44,339	10.1%
	$163,193	$173,469	(5.9)%	$334,884	$342,379	(2.2)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 68.2% of our consolidated gross written premiums from continuing operations in the six months ended June 30, 2024) were 2.3% higher in the three months ended June 30, 2024 with growth in our casualty underwriting divisions of 5.3% compared to the prior year quarter, and led by General Casualty at 14.6%. Amid moderating rate increases and increased competition, we are remaining selective in our Excess Property portfolio, resulting in a gross written premium decline of 27.9% in that line of business. Year-to-date, gross written premiums for the Excess and Surplus Lines segment declined 1.7% primarily reflecting the non-renewal of a few larger accounts in the first quarter that did not meet our underwriting appetite. Submission growth for Core E&S lines (excluding commercial auto) increased 6.4% over the prior year, but the number of bound policies declined 5.1% and average premium size decreased 13.4%. Renewal rates for the Excess and Surplus Lines segment were up 9.1% and 9.7% compared to the three and six months ended June 30, 2023, respectively. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Excess Casualty	$96,462	$92,912	3.8%	$166,292	$174,306	(4.6)%
General Casualty	69,506	60,668	14.6%	113,258	98,278	15.2%
Manufacturers & Contractors	46,445	46,873	(0.9)%	84,349	89,055	(5.3)%
Excess Property	18,426	25,560	(27.9)%	31,995	42,088	(24.0)%
All other Core E&S divisions	54,665	53,036	3.1%	98,500	97,710	0.8%
Total Core E&S divisions	285,504	279,049	2.3%	494,394	501,437	(1.4)%
Commercial Auto	$7,332	$7,077	3.6%	12,133	13,592	(10.7)%
Excess and Surplus Lines gross written premium	$292,836	$286,126	2.3%	$506,527	$515,029	(1.7)%

The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 31.8% of our consolidated gross written premiums for the six months ended June 30, 2024) are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Fronting and program premium	$118,074	$125,524	(5.9)%	233,230	237,107	(1.6)%
Individual risk workers’ compensation premium	1,337	11,400	(88.3)%	$3,300	$24,368	(86.5)%
Specialty Admitted gross written premium	$119,411	$136,924	(12.8)%	$236,530	$261,475	(9.5)%
Our fronting written premium decreased from the prior year driven by the non-renewal of a large California workers' compensation program in the prior year. Excluding the non-renewed program, our fronting written premium grew by 12.3% and 17.2% for the three and six months ended June 30, 2024, respectively. Our largest fronting relationship represented $53.8 million and $100.5 million (45.1% and 42.5%) of segment gross written premium for the three and six months ended June 30, 2024, respectively, compared to $46.2 million and $80.6 million (33.7% and 30.8%) for the three and six months ended June 30, 2023, respectively. Individual risk workers' compensation premium declined due to the sale of the renewal rights to that business in the prior year third quarter.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Excess and Surplus Lines	55.2%	61.3%	55.1%	62.1%
Specialty Admitted Insurance	16.5%	21.3%	17.1%	21.4%
Total	44.0%	48.3%	43.0%	48.4%
Lower net premium retention for the Excess and Surplus Lines segment was primarily driven by the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three and six months ended June 30, 2024 as fronting business, where we retain a much smaller percentage, represents a greater portion of the book following the sale of the renewal rights to the individual risk workers' compensation business in the prior year third quarter. The net retention on the fronting business was 16.0% and 16.4% for the three and six months ended June 30, 2024 compared to 16.5% and 16.0% for the three and six months ended June 30, 2023. Net retention on the individual risk workers' compensation business was 64.7% and 71.4% for the three and six months ended June 30, 2024 compared to 73.9% and 73.6% for the three and six months ended June 30, 2023.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Excess and Surplus Lines	95.4%	93.3%	91.3%	90.9%
Specialty Admitted Insurance	85.0%	98.4%	91.4%	100.2%
Total	99.3%	98.9%	97.2%	97.3%

Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Gross written premiums	$292,836	$286,126	2.3%	$506,527	$515,029	(1.7)%
Net written premiums	$161,601	$175,377	(7.9)%	$279,026	$319,877	(12.8)%
Net earned premiums	$140,447	$149,611	(6.1)%	$286,070	$298,040	(4.0)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(101,533)	(105,098)	(3.4)%	(195,138)	(204,287)	(4.5)%
Underwriting expenses	(32,487)	(34,471)	(5.8)%	(66,014)	(66,646)	(0.9)%
Underwriting profit (1)	$6,427	$10,042	(36.0)%	$24,918	$27,107	(8.1)%
Ratios:
Loss ratio	72.3%	70.2%		68.2%	68.5%
Expense ratio	23.1%	23.1%		23.1%	22.4%
Combined ratio	95.4%	93.3%		91.3%	90.9%
Accident year loss ratio	64.2%	66.0%		64.2%	65.9%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $6.4 million and $10.0 million (combined ratios of 95.4% and 93.3%) in the three months ended June 30, 2024 and 2023, respectively. The underwriting results for the respective periods were impacted by $1.2 million and $9.4 million of reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 0.8 and 5.5 percentage point increase in our combined ratios in the respective quarters.
The loss ratio for the three months ended June 30, 2024 was higher than the prior year period driven by net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business subject to the commercial auto loss portfolio transfer and the impact of retroactive reinsurance - see discussion above) which was $10.7 million or 7.6 percentage points adverse in the three months ended June 30, 2024 compared to $118,000 or 0.1 percentage points adverse in the three months ended June 30, 2023. The impact of the higher adverse development on our loss ratio was partially offset by lower reinstatement premium which represented increases of 0.6 and 4.1 percentage points in the respective quarters.
The unfavorable reserve development in the E&S segment for the quarter included $9.7 million that is subject to the E&S LPT and ADC. The E&S LPT and ADC is effective January 1, 2024, but closed on July 2, 2024. As such, any applicable recoveries will be recognized in the third quarter of 2024.
For the six months ended June 30, 2024 and 2023, segment underwriting profit was $24.9 million and $27.1 million (combined ratios of 91.3% and 90.9%), respectively. Underwriting results for the six month periods include $1.2 million and $12.3 million of reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the reinstatement premium was a 0.4 and 3.6 percentage point increase in our combined ratios in the respective six month periods.
The loss ratios for the six month periods include net reserve development on prior accident years (excluding adverse prior year development on the legacy Rasier business subject to the commercial auto loss portfolio transfer and the impact of retroactive reinsurance - see discussion above) that was $10.7 million or 3.7 percentage points adverse in the six months ended June 30, 2024 compared to $206,000 or 0.1 percentage points favorable in the six months ended June 30, 2023. The reinstatement premium also impacted the loss ratios reflecting increases of 0.3 and 2.7 percentage points in the respective six month periods.
The six-month expense ratio increased from 22.4% in the prior year to 23.1% in the current year reflecting the impact of reinstatement premium in the two periods (increases of 0.9 and 0.1 points, respectively) and a higher current year expense ratio mainly due to higher compensation costs.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Gross written premiums	$119,411	$136,924	(12.8)%	$236,530	$261,475	(9.5)%
Net written premiums	$19,752	$29,116	(32.2)%	$40,499	$55,841	(27.5)%
Net earned premiums	$22,746	$23,858	(4.7)%	$48,814	$44,339	10.1%
Losses and loss adjustment expenses	(17,622)	(17,594)	0.2%	(38,068)	(33,086)	15.1%
Underwriting expenses	(1,708)	(5,880)	(71.0)%	(6,544)	(11,338)	(42.3)%
Underwriting profit (loss) (1), (2)	$3,416	$384	789.6%	$4,202	$(85)	—
Ratios:
Loss ratio	77.5%	73.7%		78.0%	74.6%
Expense ratio	7.5%	24.7%		13.4%	25.6%
Combined ratio	85.0%	98.4%		91.4%	100.2%
Accident year loss ratio	77.5%	77.3%		78.9%	76.9%
(1)Underwriting Profit (Loss) is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.6 million and $10.9 million for the three and six months ended June 30, 2024, respectively ($5.8 million and $11.5 million in the respective prior year periods).
The Specialty Admitted Insurance segment produced underwriting profits of $3.4 million and $384,000 (combined ratios of 85.0% and 98.4%) in the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the segment produced an underwriting profit of $4.2 million and combined ratio of 91.4% compared to an underwriting loss of $85,000 and combined ratio of 100.2% in the six months ended June 30, 2023. Net favorable development in our loss estimates for prior accident years was $4,000 and $442,000 (0.0 and 0.9 points) in the three and six months ended June 30, 2024, respectively, compared to $839,000 and $1.0 million (3.5 and 2.3 points) in the three and six months ended June 30, 2023, respectively. The segment expense ratio for the current quarter and year to date benefited from lower commissions driven by sliding scale and other adjustments on certain programs in the current quarter, as well as lower expenses for compensation and taxes, licenses, and fees following the reductions to our workers' compensation book in the prior year including the non-renewal of a large California workers' compensation program and the sale of the renewal rights to the individual risk workers' compensation business which included the transfer of employees associated with the business. The year to date ratio also benefited from the 10.1% higher net earned premiums.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.6 million and $19.8 million for the three and six months ended June 30, 2024, respectively ($8.5 million and $17.8 million in the respective prior year periods). The higher year to date expense is related to higher expenses for employee compensation, corporate insurance, and outside professional services.
Investing Results
Net investment income was $24.9 million and $47.6 million for the three and six months ended June 30, 2024, respectively, compared to $18.2 million and $36.7 million in the respective prior year periods. The Company's private investments generated gains of $1.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to gains of $232,000 and $1.8 million in the corresponding prior year periods. Excluding private investments, our net investment income for the three and six months ended June 30, 2024 increased 27.9% and 31.5% over the prior year periods, respectively, principally due to higher yields on fixed maturities and bank loan participations. The average duration of our portfolio excluding restricted cash equivalents was 2.8 years at June 30, 2024.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Fixed maturity securities	$12,628	$12,317	$25,493	$24,067
Bank loan participations	4,624	1,986	9,080	3,519
Equity securities	1,632	1,658	3,546	3,222
Other invested assets	1,909	232	1,764	1,823
Cash, cash equivalents, restricted cash equivalents and short-term investments	5,064	2,722	9,504	5,347
Gross investment income	25,857	18,915	49,387	37,978
Investment expense	(926)	(681)	(1,824)	(1,319)
Net investment income	$24,931	$18,234	$47,563	$36,659
The following table summarizes our annualized gross investment yields:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cash and invested assets	4.8%	4.1%	4.7%	4.2%
Fixed maturity securities	5.0%	4.1%	5.0%	4.1%
Of our total cash and invested assets of $2,162.7 million at June 30, 2024 (excluding restricted cash equivalents), $672.5 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,114.5 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $165.3 million of bank loan participations, $128.6 million of equity securities, $46.0 million of short-term investments, and $35.8 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At June 30, 2024 and December 31, 2023, the fair market value of these securities was $165.3 million and $156.2 million, respectively.
For the six months ended June 30, 2024, the Company recognized net realized and unrealized investment gains of $2.3 million ($2.3 million of net realized and unrealized investment losses for the three months ended June 30, 2024), including $394,000 of net unrealized losses on bank loan participations, $3.1 million of net unrealized gains for the change in the fair value of equity securities, $730,000 of net realized investment losses on the sale of bank loan participations, $1.4 million of net realized investment gains on the sale of equity securities, $902,000 of net realized investment losses on the sale of fixed maturity securities, and a $207,000 impairment for one fixed maturity security. In the three months ended June 30, 2024, $591,000 of net realized losses were recognized on sales of fixed maturities primarily to fund the premium due under the LPT-ADC Agreement.
For the six months ended June 30, 2023, the Company recognized net realized and unrealized investment gains of $1.8 million ($1.6 million of net realized and unrealized investment gains for the three months ended June 30, 2023), including $4.7 million of net unrealized gains on bank loan participations, $912,000 of net unrealized losses for the change in the fair value of equity securities, $27,000 of net realized investment losses on the sale of fixed maturity securities, $2.7 million of net realized investment losses on the sale of bank loan participations, and $664,000 of net realized investment gains on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2024, December 31, 2023, or June 30, 2023. During the three months ended June 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. At June 30, 2024, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2024			December 31, 2023
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$229,975	$202,925	18.2%	$273,462	$248,837	18.8%
Residential mortgage-backed	310,235	285,283	25.6%	336,064	317,928	24.0%
Corporate	435,227	405,316	36.4%	530,408	505,728	38.2%
Commercial mortgage and asset-backed	209,115	198,304	17.8%	235,302	222,853	16.8%
U.S. Treasury securities and obligations guaranteed by the U.S. government	23,408	22,647	2.0%	29,900	29,130	2.2%
Total fixed maturity securities, available-for-sale	$1,207,960	$1,114,475	100.0%	$1,405,136	$1,324,476	100.0%
’
The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2024:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$242,492	21.8%
AA	467,701	42.0%
A	286,073	25.7%
BBB	118,209	10.5%
Total	$1,114,475	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$19,661	$19,434	1.7%
After one year through five years	308,786	299,268	26.9%
After five years through ten years	230,535	204,929	18.4%
After ten years	129,628	107,257	9.6%
Residential mortgage-backed	310,235	285,283	25.6%
Commercial mortgage and asset-backed	209,115	198,304	17.8%
Total	$1,207,960	$1,114,475	100.0%

Other Income and Expense
Other income and expense items netted to expense of $905,000 and $726,000 for the three and six months ended June 30, 2024, respectively. Non-operating expenses were $2.1 million and $2.8 million in the three and six months ended June 30, 2024, respectively, primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in. The non-operating expenses were partially offset by $992,000 and $1.7 million of broker incentive rebates in the Excess and Surplus Lines segment, as well as other miscellaneous income in the respective periods. For the three and six months ended June 30, 2023, other income and expense items netted to expense of $53,000 and $468,000, respectively. Non-operating expenses of $223,000 and $826,000 in the respective periods were partially offset by other miscellaneous income.
Interest Expense
Interest expense was $6.3 million and $12.8 million for the three and six months ended June 30, 2024, respectively ($6.0 million and $11.6 million in the respective prior year periods). The increase over the prior year reflects the impact of rising interest rates on our variable rate senior and trust preferred debt. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended June 30, 2024 and 2023 ($182,000 in each of the six months ended June 30, 2024 and 2023).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and six months ended June 30, 2024, our effective tax rate on income from continuing operations was 28.3% and 28.5%, respectively (32.0% and 32.8% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2024 was $2,720.2 million. Of this amount, 68.5% relates to amounts that are IBNR. This amount was 66.9% at December 31, 2023. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$471,294	$1,398,634	$1,869,928
Specialty Admitted Insurance	385,363	464,907	850,270
Total	$856,657	$1,863,541	$2,720,198
At June 30, 2024, the amount of net reserves (prior to the $744,000 allowance for uncollectible reinsurance recoverables) of $1,301.7 million that related to IBNR was 70.2%. This amount was 72.0% at December 31, 2023. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$321,717	$838,640	$1,160,357
Specialty Admitted Insurance	65,856	75,450	141,306
Total	$387,573	$914,090	$1,301,663

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
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$59,883	$40,334
Investing activities	356,628	27,070
Financing activities	(31,488)	(13,329)
Change in cash and cash equivalents	385,023	54,075
Change in restricted cash equivalents (operating activities)	(44,486)	2,287
Change in cash, cash equivalents, and restricted cash equivalents	$340,537	$56,362

Cash provided by operating activities excluding restricted cash equivalents of $59.9 million and $40.3 million for the six months ended June 30, 2024 and 2023, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. Cash provided by operating activities from continuing operations excluding restricted cash equivalents was $85.0 million and $89.2 million for the six months ended June 30, 2024 and 2023, respectively, compared to cash used in operating activities of discontinued operations of $25.1 million and $48.9 million in the respective periods. We believe the sale of JRG Re, which closed on April 16, 2024, will increase our future cash flows from operations relative to 2023. Proceeds from the sale of JRG Re will support additional growth in our U.S. continuing operations.
Cash provided by investing activities was $356.6 million and $27.1 million for the six months ended June 30, 2024 and 2023, respectively. Included in the current year investing activities is $96.4 million of proceeds received from the sale of JRG Re (net of JRG Re's cash balances sold) and $198.0 million of proceeds from the sales of fixed maturities to provide funding for the premium due under the LPT-ADC Agreement. Cash and cash equivalents (excluding restricted cash equivalents) comprised 31.1% and 11.2% of total cash and invested assets at June 30, 2024 and 2023, respectively. The higher cash at June 30, 2024 reflects the amounts raised to fund the LPT-ADC Agreement in early July 2024. Cash provided by investing activities from continuing operations was $197.1 million for the six months ended June 30, 2024. This compares to cash used in investing activities from continuing operations of $32.5 million for the six months ended June 30, 2023. Cash provided by investing activities of discontinued operations was $63.1 million and $59.6 million in the respective periods. We believe the sale of JRG Re, which closed on April 16, 2024, will increase our future cash flows from operations relative to 2023 which will lead to higher amounts invested and more cash used in investing activities. Proceeds from the sale of JRG Re will support additional growth in our U.S. continuing operations and are expected to be invested which will increase the invested assets of our continuing operations.
Cash used in financing activities of $31.5 million for the six months ended June 30, 2024 includes the $21.5 million repayment of an unsecured loan under the 2017 facility, $3.9 million of dividends paid to common shareholders, $5.3 million of dividends paid on the Series A Preferred Shares, and $837,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $13.3 million for the six months ended June 30, 2023 includes $3.9 million of dividends paid to common shareholders, $7.9 million of dividends paid on the Series A Preferred Shares, and $1.5 million of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the six months ended June 30, 2024 and 2023 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.

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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the issuance of the Series A Preferred Shares, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $5.3 million were paid in the six months ended June 30, 2024 including cash dividends paid in January and April for the three month periods ended December 31, 2023 and March 31, 2024. Cash dividends of $2.6 million for the second quarter of 2024 were paid on July 1, 2024. In the six months ended June 30, 2023, cash dividends of $7.9 million were paid including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively.
At June 30, 2024, the Bermuda holding company had $85.8 million of cash and cash equivalents. The U.S. holding company had $16.3 million of cash and invested assets, comprised of cash and cash equivalents of $12.7 million, equities of $3.0 million and other invested assets of $664,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2024.
Credit Agreements
At June 30, 2024, the Company had a $257.5 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility was comprised of the following at June 30, 2024:
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.75% and is subject to change according to terms in the credit agreement. At June 30, 2024, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
•A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At June 30, 2024, the Company had $36.0 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
On July 7, 2023, the Company entered into a Third Amended and Restated Credit Agreement for the 2013 Facility which, among other things, extended the maturity date of such facility until July 7, 2026 and increased the applicable interest rate and letter of credit fees. The 2013 Facility has been amended from time to time, including on April 16, 2024 when the 2013 Facility was amended in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, and (ii) decrease the secured revolving facility commitment from $102.5 million to $45.0 million.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2024.
On August 2, 2017, the Company, and its former wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provided the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and, until April 16, 2024, letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The loans made under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. In the three months ended June 30, 2024, the Company repaid $21.5 million of unsecured loans under the facility. At June 30, 2024, there were no loans outstanding and $24.7 million of letters of credit were issued under the facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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
The 2017 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at June 30, 2024.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2024, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2024 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2024.
At June 30, 2024 and December 31, 2023, the Company's leverage ratio was 23.6% and 26.0%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the three months ended June 30, 2024 and 2023, our net premium retention was 44.0% and 48.3%, respectively. For the six months ended June 30, 2024 and 2023, our net premium retention was 43.0% and 48.4%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of June 30, 2024:

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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2024:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.
Auto Programs	Quota share coverage for 62.5%-100% of limits up to $1.5 million liability and $7.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 85% of limits up to $10.0 million per occurrence, and 82% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million per occurrence.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2024, the allowance for credit losses on reinsurance recoverables was $744,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2024, we had reinsurance recoverables on unpaid losses of $1,417.8 million (net of a $744,000 allowance for credit losses) and reinsurance recoverables on paid losses of $160.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka is required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At June 30, 2024, the balance in the Indemnity Trust was $99.6 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $117.0 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At June 30, 2024, the balance in the LPT Trust was $45.4 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $53.1 million. At June 30, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $52.4 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2024, the balance in the Loss Fund Trust was $28.0 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
EQUITY
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,825,767 at June 30, 2024, reflecting 184,204 common shares issued in the six months ended June 30, 2024 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $1.6 million and $4.2 million of share based compensation expense in the three and six months ended June 30, 2024, respectively ($2.3 million and $5.0 million in the respective prior year periods). As of June 30, 2024, the Company had $10.0 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.9 years.
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

The options outstanding at December 31, 2023 lapsed in the six months ended June 30, 2024. At June 30, 2024, no options remain outstanding.

RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	537,060	$9.76	363,484	$24.83
Vested	(268,993)	$25.11	(212,128)	$28.93
Forfeited	(76,305)	$15.56	(15,233)	$23.10
Unvested, end of period	943,016	$15.84	801,581	$24.73
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Excess and Surplus Lines:
Loss Ratio	72.3%	70.2%	68.2%	68.5%
Impact of retroactive reinsurance	(2.6)%	(1.5)%	(2.7)%	3.2%
Loss Ratio including impact of retroactive reinsurance	69.7%	68.7%	65.5%	71.7%

Combined Ratio	95.4%	93.3%	91.3%	90.9%
Impact of retroactive reinsurance	(2.6)%	(1.5)%	(2.7)%	3.2%
Combined Ratio including impact of retroactive reinsurance	92.8%	91.8%	88.6%	94.1%

Consolidated:
Loss Ratio	73.0%	70.7%	69.6%	69.3%
Impact of retroactive reinsurance	(2.3)%	(1.3)%	(2.3)%	2.8%
Loss Ratio including impact of retroactive reinsurance	70.7%	69.4%	67.3%	72.1%

Combined Ratio	99.3%	98.9%	97.2%	97.3%
Impact of retroactive reinsurance	(2.3)%	(1.3)%	(2.3)%	2.8%
Combined Ratio including impact of retroactive reinsurance	97.0%	97.6%	94.9%	100.1%

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
The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$6,427	$10,042	$24,918	$27,107
Specialty Admitted Insurance	3,416	384	4,202	(85)
Total underwriting profit of operating segments	9,843	10,426	29,120	27,022
Other operating expenses of the Corporate and Other segment	(8,624)	(8,548)	(19,761)	(17,830)
Underwriting profit (1)	1,219	1,878	9,359	9,192
Losses and loss adjustment expenses - retroactive reinsurance	3,684	2,252	7,686	(9,448)
Net investment income	24,931	18,234	47,563	36,659
Net realized and unrealized gains on investments	(2,305)	1,615	2,278	1,775
Other income and expenses	(905)	(53)	(726)	(468)
Interest expense	(6,344)	(5,997)	(12,829)	(11,580)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income from continuing operations before income taxes	$20,189	$17,838	$53,149	$25,948
(1)Included in underwriting results for the three and six months ended June 30, 2024 is gross fee income of $5.6 million and $10.9 million, respectively ($5.8 million and $11.5 million in the respective prior year periods).
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

Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2024		2023
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$10,711	$5,000	$18,998	$13,289
Loss (income) from discontinued operations	6,853	6,853	(3,785)	(3,785)
Losses and loss adjustment expenses - retroactive reinsurance	(3,684)	(2,910)	(2,252)	(1,779)
Net realized and unrealized investment losses (gains)	2,305	1,821	(1,615)	(1,276)
Other expenses	2,098	1,900	223	198
Adjusted net operating income	$18,283	$12,664	$11,569	$6,647

	Six Months Ended June 30,
	2024		2023
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$32,941	$17,778	$26,187	$17,670
Loss (income) from discontinued operations	14,958	14,958	(5,489)	(5,489)
Losses and loss adjustment expenses - retroactive reinsurance	(7,686)	(6,072)	9,448	7,464
Net realized and unrealized investment gains	(2,278)	(1,800)	(1,775)	(1,402)
Other expenses	2,830	2,632	798	773
Adjusted net operating income	$40,765	$27,496	$29,169	$19,016
Tangible Equity and Tangible Equity per Share
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the unrecognized deferred retroactive reinsurance gain on loss portfolio transfers less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period). Our definitions of tangible equity and tangible equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.

The following table reconciles shareholders’ equity to tangible equity as of June 30, 2024, December 31, 2023, and June 30, 2023:

	June 30, 2024		December 31, 2023		June 30, 2023
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$541,791	$14.32	$534,621	$14.20	$585,542	$15.56
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	13,047		20,733		37,572
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,631		32,813		35,494
Tangible equity	$485,274	$10.86	$485,608	$11.13	$550,687	$12.73

Common shares outstanding	37,825,767		37,641,563		37,619,226
Common shares from assumed conversion of Series A Preferred Shares	6,848,763		5,971,184		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	44,674,530		43,612,747		43,259,384

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2021, a purported class action lawsuit was filed in the U.S. District Court, Eastern District of Virginia (the “Court”) by Employees’ Retirement Fund of the City of Fort Worth against James River Group Holdings, Ltd. and certain of its present and former officers (together, “Defendants”). On September 22, 2021, the Court entered an order appointing Employees’ Retirement Fund of the City of Fort Worth and the City of Miami General Employees’ and Sanitation Employees’ Retirement Trust as co-lead plaintiffs (together, “Plaintiffs”). Plaintiffs’ consolidated amended complaint was filed on November 19, 2021 (the “First Amended Complaint”). The Defendants filed a motion to dismiss the First Amended Complaint on January 18, 2022, Plaintiffs’ opposition thereto was filed on March 4, 2022, and the Defendants’ reply to the Plaintiffs’ opposition was filed on April 4, 2022. On August 25, 2022, Plaintiffs filed a motion for leave to file a second amended class action complaint (the “Second Amended Complaint”). On September 8, 2022, the Defendants consented to the Plaintiffs’ motion to file the Second Amended Complaint, and filed a motion to dismiss the Second Amended Complaint on October 24, 2022 (the “Second MTD”). The Plaintiffs’ opposition to the Second MTD was filed on November 7, 2022, and the Defendant’s reply to the Plaintiffs’ opposition was filed on November 14, 2022. On August 28, 2023, the Court denied the Second MTD. The Second Amended Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of persons and entities that purchased the Company’s stock between February 22, 2019 and October 25, 2021, alleges that Defendants failed to make appropriate disclosures concerning the adequacy of reserves for policies that covered Rasier LLC, a subsidiary of Uber Technologies, Inc., and seeks unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. We engaged in mediation in the fourth quarter of 2023 and on December 7, 2023, in connection with the mediation, we reached an agreement in principle to settle the action. On December 22, 2023, the parties submitted the stipulation of settlement to the Court for approval. The settlement provides for a full release of all defendants in connection with the allegations made and a settlement payment to the class of $30.0 million, inclusive of all Plaintiffs’ attorneys fees and expenses and settlement costs, all of which will be paid by the Company’s insurance carriers. On January 26, 2024 the Court issued an order granting preliminary approval of the settlement and on May 24, 2024 the Court issued an order granting final approval of the settlement, and no appeal was filed. This matter is now closed.
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, Plaintiff's filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys' fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. We believe that the claims are without merit and intend to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which is pending in the Supreme Court of the State of New York Appellate Division, First Department. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the Complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to such motion to dismiss (the "MTD Opposition"), and on July 24, 2024 Fleming filed its reply to the MTD Opposition.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. The Company expects to file a motion to dismiss the complaint in September 2024. Only July 29, 2024, Fleming filed a motion for a preliminary injunction and to amend its complaint to raise a dispute regarding Fleming's claim that it is entitled to additional documents in connection with the purchase price adjustment process set forth in the Stock Purchase Agreement. The Company expects to oppose that motion, and the court has set a briefing schedule to be completed by August 19, 2024, with a hearing currently set for August 29, 2024. We believe Fleming's claims are without merit and intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:
We are involved in disputes relating to the Stock Purchase Agreement and the sale of JRG Re to Fleming, which closed on April 16, 2024. An adverse outcome to these matters may have a material adverse effect on our financial position
In accordance with the Stock Purchase Agreement, the cash portion of the purchase price (the "Closing Date Purchase Price") received by the Company for the sale of JRG Re on April 16, 2024 (the “Closing Date”) was calculated based on an estimated closing statement, which in turn was based on an estimated balance sheet of JRG Re. Under the Stock Purchase Agreement, the estimated closing statement is subject to a post-closing adjustment process between the Company and Fleming to produce a final closing statement based on a final balance sheet of JRG Re as of the Closing Date. This adjustment process could result in a change to the purchase price paid by Fleming on the Closing Date.

Fleming delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given notice of its disagreement with Fleming’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to the losses recorded on JRG Re's operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment is included in "Other Liabilities" on the Company's Balance Sheet at June 30, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by Fleming, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
As described in Part II, Item 1., Legal Proceedings, we are involved in litigation with Fleming regarding the Stock Purchase Agreement and related matters. The outcome of the disputes over the post-closing adjustment and the litigation with Fleming cannot be predicted and, if determined adversely, could require us to repay a significant portion of the purchase price paid by Fleming on the Closing Date, as well as significant damage amounts, which could have a material adverse effect on our financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
First Amendment dated April 16, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association ("KeyBank") as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777)*

10.2
Fourth Amendment dated April 16, 2024 to the Credit Agreement dated as of August 2, 2017, as amended, by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, and BMO Bank N.A., as the lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777)*

10.3
Second Amendment dated May 22, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto

10.4
Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract dated July 2, 2024 between James River Insurance Company and James River Casualty Company and State National Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 9, 2024, Commission File No. 001-36777)*

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

James River Group Holdings, Ltd.

Date:	August 6, 2024	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)