Form 10-Q
period 2024-09-30
James River Group Holdings, Ltd.
filed 2024-11-12
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at November 8, 2024: 37,829,475

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
•the outcome of our exploration of strategic alternatives, and market reaction thereto;
•the failure to close the common equity investment and adverse development cover reinsurance transactions with Enstar Group Limited announced on November 11, 2024;
•the amount of the final post-closing adjustment to the purchase price received in connection with the sale of our casualty reinsurance business and the outcome of litigation relating to such transaction;
•the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•the impact of a higher than expected inflationary environment on our reserves, the values of our investments and investment returns, and our compensation expenses;
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2024	December 31, 2023
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2024 – $1,269,418; 2023 – $1,405,136)	$1,215,244	$1,324,476
Equity securities, at fair value (cost: 2024 – $118,226; 2023 – $114,107)	131,187	119,945
Bank loan participations, at fair value	149,113	156,169
Short-term investments	43,588	72,137
Other invested assets	35,932	33,134
Total invested assets	1,575,064	1,705,861
Cash and cash equivalents	359,773	274,298
Restricted cash equivalents	28,364	72,449
Accrued investment income	10,248	12,106
Premiums receivable and agents’ balances, net	202,575	249,490
Reinsurance recoverable on unpaid losses, net	1,939,388	1,358,474
Reinsurance recoverable on paid losses	133,257	157,991
Prepaid reinsurance premiums	310,367	293,108
Deferred policy acquisition costs	27,279	31,497
Intangible assets, net	32,541	32,813
Goodwill	181,831	181,831
Other assets	158,044	163,939
Assets held-for-sale (Note 2 - discontinued operations)	—	783,393
Total assets	$4,958,731	$5,317,250

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) September 30, 2024	December 31, 2023
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,001,913	$2,606,107
Unearned premiums	577,074	587,899
Payables to reinsurers	108,465	158,670
Funds held	25,157	65,235
Deferred reinsurance gain	31,001	20,733
Senior debt	200,800	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	51,991	56,722
Other liabilities	183,030	174,513
Liabilities held-for-sale (Note 2 - discontinued operations)	—	641,497
Total liabilities	4,283,486	4,637,731
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2024 and 2023: $0.00125 par value; 20,000,000 shares authorized; 150,000 shares issued and outstanding	144,898	144,898
Shareholders’ equity:
Common shares – 2024 and 2023: $0.0002 par value; 200,000,000 shares authorized; 37,829,475 and 37,641,563 shares issued and outstanding, respectively	7	7
Additional paid-in capital	881,074	876,240
Retained deficit	(307,937)	(277,905)
Accumulated other comprehensive loss	(42,797)	(63,721)
Total shareholders’ equity	530,347	534,621
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,958,731	$5,317,250

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share amounts)
Revenues
Gross written premiums	$330,423	$342,851	$1,073,480	$1,119,355
Ceded written premiums	(183,085)	(196,869)	(606,617)	(597,655)
Net written premiums	147,338	145,982	466,863	521,700
Change in net unearned premiums	12,388	37,691	27,747	4,352
Net earned premiums	159,726	183,673	494,610	526,052
Net investment income	23,564	21,799	71,127	58,458
Net realized and unrealized gains on investments	4,150	712	6,428	2,487
Other income	4,057	4,135	8,748	6,908
Total revenues	191,497	210,319	580,913	593,905
Expenses
Losses and loss adjustment expenses	184,294	120,174	409,814	366,995
Other operating expenses	51,224	49,693	146,130	147,922
Other expenses	1,752	641	4,582	1,467
Interest expense	6,128	6,486	18,957	18,066
Amortization of intangible assets	90	90	272	272
Impairment of intangible assets	—	2,500	—	2,500
Total expenses	243,488	179,584	579,755	537,222
(Loss) income from continuing operations before income taxes	(51,991)	30,735	1,158	56,683
Income tax (benefit) expense on continuing operations	(13,914)	7,013	1,249	15,530
Net (loss) income from continuing operations	(38,077)	23,722	(91)	41,153
Discontinued operations (Note 2):
(Loss) income from discontinued operations	—	(4,171)	(13,583)	1,318
Loss on disposal of discontinued operations	(1,304)	—	(2,679)	—
Total (loss) income from discontinued operations	(1,304)	(4,171)	(16,262)	1,318
Net (loss) income	(39,381)	19,551	(16,353)	42,471
Dividends on Series A preferred shares	(2,625)	(2,625)	(7,875)	(7,875)
Net (loss) income available to common shareholders	$(42,006)	$16,926	$(24,228)	$34,596

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $8,255 and $5,562 in 2024 and $(7,624) and $(6,255) in 2023	31,056	(40,226)	20,924	(25,781)
Total comprehensive (loss) income	$(8,325)	$(20,675)	$4,571	$16,690

Net (loss) income per common share:
Basic
Continuing operations	$(1.07)	$0.56	$(0.21)	$0.88
Discontinued operations	$(0.03)	$(0.11)	$(0.43)	$0.04
	$(1.10)	$0.45	$(0.64)	$0.92
Diluted
Continuing operations	$(1.07)	$0.55	$(0.21)	$0.88
Discontinued operations	$(0.03)	$(0.10)	$(0.43)	$0.03
	$(1.10)	$0.45	$(0.64)	$0.91
Dividend declared per common share	$0.05	$0.05	$0.15	$0.15
Weighted-average common shares outstanding:
Basic	37,880,297	37,642,632	37,827,968	37,605,986
Diluted	37,880,297	43,463,064	37,827,968	37,822,774

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2024	37,825,767	$7	$879,631	$(263,994)	$(73,853)	$541,791
Net loss	—	—	—	(39,381)	—	(39,381)
Other comprehensive income	—	—	—	—	31,056	31,056
Vesting of RSUs	3,708	—	(3)	—	—	(3)
Compensation expense under share incentive plans	—	—	1,446	—	—	1,446
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,937)	—	(1,937)
Balances at September 30, 2024	37,829,475	$7	$881,074	$(307,937)	$(42,797)	$530,347

Balances at December 31, 2023	37,641,563	$7	$876,240	$(277,905)	$(63,721)	$534,621
Net loss	—	—	—	(16,353)	—	(16,353)
Other comprehensive income	—	—	—	—	20,924	20,924
Vesting of RSUs	187,912	—	(840)	—	—	(840)
Compensation expense under share incentive plans	—	—	5,674	—	—	5,674
Dividends on Series A preferred shares	—	—	—	(7,875)	—	(7,875)
Dividends on common shares	—	—	—	(5,804)	—	(5,804)
Balances at September 30, 2024	37,829,475	$7	$881,074	$(307,937)	$(42,797)	$530,347

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at June 30, 2023	37,619,226	$7	$872,359	$(138,225)	$(148,599)	$585,542
Net income	—	—	—	19,551	—	19,551
Other comprehensive loss	—	—	—	—	(40,226)	(40,226)
Vesting of RSUs	523	—	(6)	—	—	(6)
Compensation expense under share incentive plans	—	—	2,224	—	—	2,224
Dividends on Series A preferred shares	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	(1,916)	—	(1,916)
Balances at September 30, 2023	37,619,749	$7	$874,577	$(123,215)	$(188,825)	$562,544

Balances at December 31, 2022	37,470,237	$7	$868,858	$(152,055)	$(163,044)	$553,766
Net income	—	—	—	42,471	—	42,471
Other comprehensive loss	—	—	—	—	(25,781)	(25,781)
Vesting of RSUs	149,512	—	(1,513)	—	—	(1,513)
Compensation expense under share incentive plans	—	—	7,232	—	—	7,232
Dividends on Series A preferred shares	—	—	—	(7,875)	—	(7,875)
Dividends on common shares	—	—	—	(5,756)	—	(5,756)
Balances at September 30, 2023	37,619,749	$7	$874,577	$(123,215)	$(188,825)	$562,544

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(254,550)	$97,751
Investing activities
Sale of JRG Re	96,412	—
Securities available-for-sale:
Purchases – fixed maturity securities	(123,004)	(194,222)
Sales – fixed maturity securities	198,046	11,181
Maturities and calls – fixed maturity securities	117,537	96,917
Purchases – equity securities	(11,319)	(9,310)
Sales – equity securities	14,098	10,033
Bank loan participations:
Purchases	(91,922)	(47,805)
Sales	69,457	39,513
Maturities	27,384	18,369
Other invested assets:
Purchases	(4,725)	(11,525)
Return of capital	558	1,508
Proceeds from sales	3,919	7,570
Short-term investments, net	28,549	53,683
Securities receivable or payable, net	(1,461)	9,379
Purchases of property and equipment	(2,157)	(3,307)
Net cash provided by (used in) investing activities	321,372	(18,016)
Financing activities
Senior debt repayments	(21,500)	—
Payroll taxes withheld and remitted on net settlement of RSUs	(840)	(1,513)
Dividends on Series A preferred shares	(10,500)	(7,875)
Dividends on common shares	(5,794)	(5,810)
Payment of debt issuance costs	—	(1,135)
Net cash used in financing activities	(38,634)	(16,333)
Change in cash, cash equivalents, and restricted cash equivalents	28,188	63,402
Cash, cash equivalents, and restricted cash equivalents at beginning of period	359,949	276,379
Cash, cash equivalents, and restricted cash equivalents at end of period	$388,137	$339,781
Supplemental information
Interest paid	$22,433	$22,744

Restricted cash equivalents at beginning of period	$72,449	$103,215
Restricted cash equivalents at end of period	$28,364	$106,858
Change in restricted cash equivalents	$(44,085)	$3,643

(a) Cash provided by operating activities for the nine months ended September 30, 2024 and 2023 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash (used in) provided by operating activities was $(210.5) million and $94.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.5 million at September 30, 2024 and $8.4 million at December 31, 2023, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended September 30, 2024, our effective tax rate on income from continuing operations was 26.8% and our effective tax rate for the nine months ended September 30, 2024 was not meaningful due to minimal pre-tax income in the period (22.8% and 27.4% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Adopted Accounting Standards
There were no new accounting standards adopted in 2024 that materially impacted the Company's financial statements.
Prospective Accounting Standards
The guidance in ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and are not expected to have a material impact on the Company's financial statements.
The guidance in ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. Although the Company continues to evaluate the impact of adopting this new accounting standard, the amendments are disclosure-related and are not expected to have a material impact on the Company's financial statements.

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
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which resulted in the downward adjustment to the purchase price discussed below. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment is included in “Other Liabilities” on the Company’s Balance Sheet at September 30, 2024 (and was paid to the Buyer on October 18, 2024), and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
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
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the nine months ended September 30, 2024, the estimated loss on the sale was revised to $78.3 million. The loss on disposal for the nine months ended September 30, 2024 of $2.7 million includes the $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $4.8 million. The $5.8 million cash portion of the pre-closing dividend was included in other liabilities at December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

JRG Re's assets and liabilities held for sale at December 31, 2023 were comprised of the following:

December 31, 2023
(in thousands)
Assets
Invested assets:
Fixed maturity securities, at fair value	$532,242
Equity securities, at fair value	2,779
Total invested assets	535,021
Cash and cash equivalents	13,202
Accrued investment income	3,589
Premiums receivable and agents’ balances, net	68,441
Reinsurance recoverable on unpaid and paid losses, net	234,615
Deferred policy acquisition costs	4,986
Write down of JRG Re to fair value less cost to sell	(80,400)
Other assets	3,939
Assets held for sale	$783,393

Liabilities
Reserve for losses and loss adjustment expenses	$441,666
Unearned premiums	17,223
Funds held	137,796
Deferred reinsurance gain	33,167
Accrued expenses	1,955
Other liabilities	9,690
Liabilities held for sale	$641,497

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Gross written premiums	$—	$(348)	$1,137	$14,782
Ceded written premiums	—	3,839	877	2,069
Net written premiums	—	3,491	2,014	16,851
Change in net unearned premiums	—	15,461	8,371	65,172
Net earned premiums	—	18,952	10,385	82,023
Net investment income	—	4,506	4,432	18,794
Net realized and unrealized (losses) gains on investments	—	(350)	(9,472)	427
Total revenues	—	23,108	5,345	101,244
Expenses:
Losses and loss adjustment expenses	—	18,997	13,157	68,772
Other operating expenses	—	7,436	5,039	28,331
Interest expense	—	846	732	2,823
Total expenses	—	27,279	18,928	99,926
(Loss) income from discontinued operations	—	(4,171)	(13,583)	1,318
Loss on disposal of discontinued operations	(1,304)	—	(2,679)	—
Total (loss) income from discontinued operations	(1,304)	(4,171)	(16,262)	1,318
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)

Net cash used in operating activities of discontinued operations	$(25,115)	$(76,309)
Net cash provided by investing activities of discontinued operations	63,104	72,314
Net cash provided by (used in) discontinued operations	$37,989	$(3,995)
Interest paid by discontinued operations	$1,388	$3,106

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2024
Fixed maturity securities:
State and municipal	$222,272	$1,332	$(20,546)	$203,058
Residential mortgage-backed	350,155	2,230	(14,275)	338,110
Corporate	479,653	4,188	(20,135)	463,706
Commercial mortgage and asset-backed	195,925	306	(7,005)	189,226
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,413	35	(304)	21,144
Total fixed maturity securities, available-for-sale	$1,269,418	$8,091	$(62,265)	$1,215,244
December 31, 2023
Fixed maturity securities:
State and municipal	$273,462	$1,834	$(26,459)	$248,837
Residential mortgage-backed	336,064	1,243	(19,379)	317,928
Corporate	530,408	4,167	(28,847)	505,728
Commercial mortgage and asset-backed	235,302	78	(12,527)	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	8	(778)	29,130
Total fixed maturity securities, available-for-sale	$1,405,136	$7,330	$(87,990)	$1,324,476
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at September 30, 2024 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$19,640	$19,456
After one year through five years	329,396	327,214
After five years through ten years	239,132	222,779
After ten years	135,170	118,459
Residential mortgage-backed	350,155	338,110
Commercial mortgage and asset-backed	195,925	189,226
Total	$1,269,418	$1,215,244

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
September 30, 2024
Fixed maturity securities:
State and municipal	$7,903	$(113)	$153,391	$(20,433)	$161,294	$(20,546)
Residential mortgage-backed	76,799	(211)	150,760	(14,064)	227,559	(14,275)
Corporate	50,176	(244)	232,435	(19,891)	282,611	(20,135)
Commercial mortgage and asset-backed	4,700	(6)	116,043	(6,999)	120,743	(7,005)
U.S. Treasury securities and obligations guaranteed by the U.S. government	—	—	12,409	(304)	12,409	(304)
Total fixed maturity securities, available-for-sale	$139,578	$(574)	$665,038	$(61,691)	$804,616	$(62,265)
December 31, 2023
Fixed maturity securities:
State and municipal	$30,196	$(287)	$168,517	$(26,172)	$198,713	$(26,459)
Residential mortgage-backed	68,497	(1,256)	145,954	(18,123)	214,451	(19,379)
Corporate	55,970	(532)	290,308	(28,315)	346,278	(28,847)
Commercial mortgage and asset-backed	24,048	(151)	182,295	(12,376)	206,343	(12,527)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,961	(71)	19,889	(707)	27,850	(778)
Total fixed maturity securities, available-for-sale	$186,672	$(2,297)	$806,963	$(85,693)	$993,635	$(87,990)

At September 30, 2024, the Company held fixed maturity securities of 397 issuers that were in an unrealized loss position with a total fair value of $804.6 million and gross unrealized losses of $62.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At September 30, 2024, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. The Company holds one fixed maturity security that is not rated by Standard & Poor's or another nationally recognized rating agency with a fair value of $151,000.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2024, December 31, 2023, or September 30, 2023. During the nine months ended September 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
At September 30, 2024, the Company's bank loan portfolio had an aggregate fair value of $149.1 million and unpaid principal of $157.3 million. Investment income on bank loan participations included in net investment income was $4.1 million and $13.2 million for the three and nine months ended September 30, 2024, respectively ($4.3 million and $7.8 million for the three and nine months ended September 30, 2023, respectively). Net realized and unrealized losses on bank loan participations were $2.0 million and $3.1 million for the three and nine months ended September 30, 2024, respectively (gains of $2.6 million and $4.6 million for the three and nine months ended September 30, 2023, respectively). For the three and nine months ended September 30, 2024, management concluded that $654,000 and $2.5 million of the net realized and unrealized losses were due to credit-related impairments. For the nine months ended September 30, 2023, management concluded that $153,000 of the net realized and unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at September 30, 2024 or December 31, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturity securities:
Gross realized gains	$46	$—	$1,589	$—
Gross realized losses	(152)	(307)	(2,804)	(334)
	(106)	(307)	(1,215)	(334)
Bank loan participations:
Gross realized gains	135	140	666	182
Gross realized losses	(1,186)	(577)	(2,447)	(3,286)
Changes in fair values of bank loan participations	(922)	3,007	(1,316)	7,740
	(1,973)	2,570	(3,097)	4,636
Equity securities:
Gross realized gains	1,087	349	2,634	1,280
Gross realized losses	(2)	(2)	(179)	(269)
Changes in fair values of equity securities	5,145	(1,897)	8,286	(2,809)
	6,230	(1,550)	10,741	(1,798)
Short-term investments and other:
Gross realized gains	—	—	—	2
Gross realized losses	—	(1)	—	(19)
Changes in fair values of short-term investments and other	(1)	—	(1)	—
	(1)	(1)	(1)	(17)
Total	$4,150	$712	$6,428	$2,487

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

	Carrying Value		Investment Income
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,454	$8,382	$548	$98	$1,210	$796
Corporate & Other	—	—	—	—	293	170
	7,454	8,382	548	98	1,503	966
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	608	—	18	61	90
Corporate & Other	—	761	—	23	77	113
	—	1,369	—	41	138	203
Limited partnerships (c)
Excess and Surplus Lines	13,971	11,914	1,050	(171)	1,452	450
Corporate & Other	464	664	—	—	—	—
	14,435	12,578	1,050	(171)	1,452	450
Private Debt (d)
Excess and Surplus Lines	14,043	10,805	158	59	427	231
Corporate & Other	—	—	—	—	—	—
	14,043	10,805	158	59	427	231
Total other invested assets
Excess and Surplus Lines	35,468	31,709	1,756	4	3,150	1,567
Corporate & Other	464	1,425	—	23	370	283
	$35,932	$33,134	$1,756	$27	$3,520	$1,850

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 3.7% to 5.1% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company's former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $439,000 and $50,000 in the nine months ended September 30, 2024 and 2023, respectively. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. In the three months ended March 31, 2023, the Company received additional proceeds from the sales of $1.2 million comprised of $984,000 in the Excess and Surplus Lines segment and $170,000 in the Corporate and Other segment. In the nine months ended September 30, 2024, the Company received additional proceeds from the sale of $2.0 million comprised of $1.7 million in the Excess and Surplus Lines segment and $293,000 in the Corporate and Other segment.
(b)The Company's Excess and Surplus Lines and Corporate and Other segments invested in two notes receivable for renewable energy projects. Interest on the notes was fixed at 12%. During the nine months ended September 30, 2024, the Company received final principal repayments of $608,000 and $761,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At September 30, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.0 million in the limited partnerships.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(d)The Company's Excess and Surplus Lines segment has invested in two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At September 30, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $2.3 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director and an investor. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at September 30, 2024 and December 31, 2023.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		September 30, 2024		December 31, 2023
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	7,734	11,611	7,462
Identifiable intangible assets subject to amortization		11,611	7,734	11,611	7,462
		$40,275	$7,734	$40,275	$7,462

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Net (loss) income from continuing operations	$(38,077)	$23,722	$(91)	$41,153
Less: Dividends on Series A preferred shares	(2,625)	(2,625)	(7,875)	(7,875)
(Loss) income from continuing operations available to common shareholders	$(40,702)	$21,097	$(7,966)	$33,278
(Loss) income from discontinued operations	(1,304)	(4,171)	(16,262)	1,318
Net (loss) income available to common shareholders	$(42,006)	$16,926	$(24,228)	$34,596

Weighted average common shares outstanding:
Basic	37,880,297	37,642,632	37,827,968	37,605,986
Dilutive potential common shares	—	5,820,432	—	216,788
Diluted	37,880,297	43,463,064	37,827,968	37,822,774

Net (loss) income per common share:
Basic
Continuing operations	$(1.07)	$0.56	$(0.21)	$0.88
Discontinued operations	$(0.03)	$(0.11)	$(0.43)	$0.04
	$(1.10)	$0.45	$(0.64)	$0.92
Diluted
Continuing operations	$(1.07)	$0.55	$(0.21)	$0.88
Discontinued operations	$(0.03)	$(0.10)	$(0.43)	$0.03
	$(1.10)	$0.45	$(0.64)	$0.91
For the three and nine months ended September 30, 2024, potential common shares of 6,949,943 and 6,957,275 were excluded from the calculation of diluted earnings per common share, respectively, as their effects were anti-dilutive. For the three months ended September 30, 2023, all potential common shares were dilutive and included in the calculation of diluted earnings per common share. For the nine months ended September 30, 2023, potential common shares of 5,640,158 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $776,000 at September 30, 2024, $744,000 at June 30, 2024, $660,000 at December 31, 2023, $662,000 at September 30, 2023, $637,000 at June 30, 2023, and $580,000 at December 31, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,301,662	$1,154,958	$1,246,973	$1,080,766
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	109,464	115,552	332,410	354,141
Prior years - retroactive reinsurance	17,954	(3,187)	10,268	6,261
Prior years - excluding retroactive reinsurance	56,876	7,809	67,136	6,593
Total incurred losses and loss and adjustment expenses	184,294	120,174	409,814	366,995
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	10,472	10,513	18,755	18,594
Prior years	82,539	75,966	252,773	231,066
Total loss and loss adjustment expense payments	93,011	86,479	271,528	249,660
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	17,954	(3,187)	10,268	6,261
Deduct: Loss reserves ceded in E&S ADC	313,242	—	313,242	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,061,749	1,191,840	1,061,749	1,191,840
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,940,164	1,284,775	1,940,164	1,284,775
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,001,913	$2,476,615	$3,001,913	$2,476,615

The Company experienced $56.9 million of net adverse reserve development in the three months ended September 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $57.0 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $165,000 of net favorable development in the Specialty Admitted Insurance segment.
The Company experienced $7.8 million of net adverse reserve development in the three months ended September 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $7.8 million of net adverse development in the Excess and Surplus Lines segment and no development in the Specialty Admitted Insurance segment.
The Company experienced $67.1 million of net adverse reserve development in the nine months ended September 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $67.7 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company experienced $6.6 million of net adverse reserve development in the nine months ended September 30, 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers below). This reserve development included $7.6 million of net adverse development in the Excess and Surplus Lines segment and $1.0 million of net favorable development in the Specialty Admitted Insurance segment.
Loss Portfolio Transfers
Loss portfolio transfers are a form of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. Loss portfolio transfers can bring economic finality (up to the limit of such loss portfolio transfer, if applicable) on the subject risks when they no longer meet the Company's risk appetite or are no longer aligned with the Company's risk management guidelines. There is no economic impact to the Company over the life of a loss portfolio transfer so long as any additional losses subject to the contract are within the limit of the contract and the counterparty performs under the contract.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River Insurance Company (“JRIC”) and James River Casualty Company (together with JRIC, the “Ceding Companies”), two of the Company’s principal operating subsidiaries, entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to the Ceding Companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by the Ceding Companies equal to $313.2 million, (b) the Ceding Companies continue to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (c) the Ceding Companies are entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total.
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
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the E&S ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the loss portfolio transfers to exceed the consideration paid, the loss portfolio transfers move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfers using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
For the three and nine months ended September 30, 2024, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $914,000 and $2.8 million, respectively ($7.1 million and $60.6 million in the respective prior year periods), on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, putting the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $2.2 million and $11.8 million for the three and nine months ended September 30, 2024, respectively ($10.2 million and $54.4 million in the

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

respective prior year periods), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $459.1 million and $456.2 million as of September 30, 2024 and December 31, 2023, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT was $11.8 million and $20.7 million at September 30, 2024 and December 31, 2023, respectively.
In the three months ended September 30, 2024, the Company recognized $19.2 million of net adverse development on E&S business subject to the E&S ADC and retroactive reinsurance accounting which put the E&S ADC into a gain position. Retroactive reinsurance accounting was applied, resulting in a deferred retroactive reinsurance gain related to the E&S ADC of $19.2 million at September 30, 2024. The Company also recognized a reserve charge upon execution of the contract (consideration paid in excess of initial reserves) of $52.2 million, which was recorded as adverse development within losses and loss adjustment expenses in the three and nine months ended September 30, 2024. The Company has $75.9 million of aggregate limit remaining on the E&S ADC at September 30, 2024.
7.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$39,205	$(48,328)	$25,271	$(32,883)
U.S. income taxes	(8,233)	7,688	(5,307)	6,325
Unrealized gains (losses) arising during the period, net of U.S. income taxes	30,972	(40,640)	19,964	(26,558)
Less reclassification adjustment:
Net realized investment losses	(106)	(478)	(1,215)	(847)
U.S. income taxes	22	64	255	70
Reclassification adjustment for investment losses realized in net income	(84)	(414)	(960)	(777)
Other comprehensive income (loss)	$31,056	$(40,226)	$20,924	$(25,781)
In addition to the $106,000 and $1.2 million of net realized investment losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2024 ($478,000 and $847,000 of net realized investment losses for the three and nine months ended September 30, 2023, respectively), the Company also recognized net realized and unrealized investment losses in the respective periods of $2.0 million and $3.1 million on its investments in bank loan participations (net realized and unrealized investment gains of $2.6 million and $4.6 million in the respective prior year periods) and net realized and unrealized investment gains of $6.2 million and $10.7 million on its investments in equity securities (net realized and unrealized investment losses of $1.6 million and $1.8 million in the respective prior year periods).
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
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, Plaintiff filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys’ fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. On September 6, 2024, the plaintiff filed its Opposition to Motion to Dismiss and on October 8, 2024, the Company filed its Reply to the plaintiff’s Opposition to Motion to Dismiss. The Company believes that the claims are without merit and intends to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the Complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming’s breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral arguments on the motion to dismiss.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming’s purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024 the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed an amended complaint. The Company’s motion to dismiss the amended complaint is due November 15, 2024, Fleming’s opposition to the motion to dismiss is due December 23, 2024 and the Company’s reply to the opposition is due January 17, 2025. The Company believes Fleming’s claims are without merit and intends to vigorously defend this lawsuit.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $113.9 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $459.1 million at September 30, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River’s estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2024, the balance in the Indemnity Trust was $85.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $102.7 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River’s estimate of Aleka’s obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company’s statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2024, the balance in the LPT Trust was $40.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $47.8 million. At September 30, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $46.9 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2024, the balance in the Loss Fund Trust was $28.4 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company’s balance sheets.
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
9.    Segment Information
The Company’s continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considered Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Condensed Consolidated Statements of Income and Comprehensive Income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting for loss portfolio transfers (see Loss Portfolio Transfers in Note 6 – Reserve for Losses and Loss Adjustment Expenses) and other operating expenses of the operating segments. Gross fee income of $1.1 million and $3.7 million for the Specialty Admitted Insurance segment was included in other income and in underwriting profit (loss) for the three and nine months ended September 30, 2024, respectively ($1.2 million and $3.6 million in the respective prior year periods). Segment results are reported prior to the effects of intercompany reinsurance agreements among the Company’s insurance subsidiaries.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2024
Gross written premiums	$230,215	$100,208	$—	$330,423
Net earned premiums	138,892	20,834	—	159,726
Underwriting (loss) profit of operating segments	(50,155)	1,810	—	(48,345)
Net investment income	17,970	4,370	1,224	23,564
Interest expense	—	—	6,128	6,128
Segment revenues	163,488	26,421	1,588	191,497
Segment goodwill	181,831	—	—	181,831
Segment assets	3,423,073	1,417,883	117,775	4,958,731

Three Months Ended September 30, 2023
Gross written premiums	$217,151	$125,700	$—	$342,851
Net earned premiums	157,600	26,073	—	183,673
Underwriting profit of operating segments	18,342	1,967	—	20,309
Net investment income	18,204	3,420	175	21,799
Interest expense	—	—	6,486	6,486
Segment revenues	177,026	32,938	355	210,319
Segment goodwill	181,831	—	—	181,831
Segment assets	2,864,996	1,379,044	72,625	4,316,665

Nine Months Ended September 30, 2024
Gross written premiums	$736,742	$336,738	$—	$1,073,480
Net earned premiums	424,962	69,648	—	494,610
Underwriting (loss) profit of operating segments	(25,237)	6,012	—	(19,225)
Net investment income	56,651	12,453	2,023	71,127
Interest expense	—	—	18,957	18,957
Segment revenues	491,981	86,012	2,920	580,913
Segment goodwill	181,831	—	—	181,831
Segment assets	3,423,073	1,417,883	117,775	4,958,731

Nine Months Ended September 30, 2023
Gross written premiums	$732,180	$387,175	$—	$1,119,355
Net earned premiums	455,640	70,412	—	526,052
Underwriting profit of operating segments	45,449	1,882	—	47,331
Net investment income	48,160	9,578	720	58,458
Interest expense	—	—	18,066	18,066
Segment revenues	506,876	85,778	1,251	593,905
Segment goodwill	181,831	—	—	181,831
Segment assets	2,864,996	1,379,044	72,625	4,316,665

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated (loss) income from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$(50,155)	$18,342	$(25,237)	$45,449
Specialty Admitted Insurance	1,810	1,967	6,012	1,882
Total underwriting profit of operating segments	(48,345)	20,309	(19,225)	47,331
Other operating expenses of the Corporate and Other segment	(8,421)	(8,482)	(28,182)	(26,312)
Underwriting (loss) profit	(56,766)	11,827	(47,407)	21,019
Losses and loss adjustment expenses – retroactive reinsurance	(17,954)	3,187	(10,268)	(6,261)
Net investment income	23,564	21,799	71,127	58,458
Net realized and unrealized gains on investments	4,150	712	6,428	2,487
Other income and expenses	1,233	2,286	507	1,818
Interest expense	(6,128)	(6,486)	(18,957)	(18,066)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of intangible assets	—	(2,500)	—	(2,500)
(Loss) income from continuing operations before income taxes	$(51,991)	$30,735	$1,158	$56,683
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of policy acquisition costs	$18,412	$19,314	$50,217	$56,073
Other underwriting expenses of the operating segments	24,391	21,897	67,731	65,537
Other operating expenses of the Corporate and Other segment	8,421	8,482	28,182	26,312
Total	$51,224	$49,693	$146,130	$147,922
Other expenses of $1.8 million and $4.6 million for the three and nine months ended September 30, 2024, respectively ($641,000 and $1.5 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On April 16, 2024, the Company amended a senior revolving credit facility (as amended or amended and restated, the (“2013 Facility”) in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, and (ii) decrease a secured revolving facility commitment to $45.0 million. At September 30, 2024, the 2013 Facility is comprised of the following:
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. At September 30, 2024 and December 31, 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

•    A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At September 30, 2024, the Company had $23.9 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2024.
Also in connection with the closing of the sale of JRG Re by the Company, on April 16, 2024, the Company amended a credit agreement (the “2017 Facility”) to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled. The 2017 Facility provides the Company with a revolving line of credit which may be used for loans and letters of credit made or issued, at the borrowers’ option, on a secured or unsecured basis. In the nine months ended September 30, 2024, the Company repaid $21.5 million of unsecured loans under the facility. At September 30, 2024, there were no loans outstanding and $24.4 million of letters of credit were issued under the facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re. The 2017 Facility contains certain financial and other covenants with which the Company was in compliance at September 30, 2024.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of September 30, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$203,058	$—	$203,058
Residential mortgage-backed	—	338,110	—	338,110
Corporate	—	463,706	—	463,706
Commercial mortgage and asset-backed	—	189,226	—	189,226
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,144	—	—	21,144
Total fixed maturity securities, available-for-sale	$21,144	$1,194,100	$—	$1,215,244
Equity securities:
Preferred stock	—	73,793	—	73,793
Common stock	54,919	2,464	11	57,394
Total equity securities	$54,919	$76,257	$11	$131,187
Bank loan participations	$—	$149,113	$—	$149,113
Short-term investments	$—	$43,588	$—	$43,588

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$248,837	$—	$248,837
Residential mortgage-backed	—	317,928	—	317,928
Corporate	—	505,728	—	505,728
Commercial mortgage and asset-backed	—	222,853	—	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,130	—	—	29,130
Total fixed maturity securities, available-for-sale	$29,130	$1,295,346	$—	$1,324,476
Equity securities:
Preferred stock	—	69,310	—	69,310
Common stock	48,370	2,254	11	50,635
Total equity securities	$48,370	$71,564	$11	$119,945
Bank loan participations	$—	$156,169	$—	$156,169
Short-term investments	$—	$72,137	$—	$72,137

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Beginning balance	$5	$16	$11	$7
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	6	8	—	17
Included in other comprehensive income	—	—	—	—
Ending balance	$11	$24	$11	$24

The Company held one equity security at December 31, 2023 and September 30, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $11,000 at September 30, 2024 for the equity security was obtained from our asset manager and was derived from an internal model.
The Company held one equity security at December 31, 2022 and September 30, 2023 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $24,000 at September 30, 2023 for the equity security was obtained from our asset manager and was derived from an internal model.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for securities for which the Company was previously unable to obtain reliable prices. Transfers in to Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes to value the securities.
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2024 or 2023. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At September 30, 2024 and December 31, 2023, there were no investments for which external sources were unavailable to determine fair value.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The carrying values and fair values of financial instruments are summarized below:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,215,244	$1,215,244	$1,324,476	$1,324,476
Equity securities	131,187	131,187	119,945	119,945
Bank loan participations	149,113	149,113	156,169	156,169
Cash and cash equivalents	359,773	359,773	274,298	274,298
Restricted cash equivalents	28,364	28,364	72,449	72,449
Short-term investments	43,588	43,588	72,137	72,137
Other invested assets – notes receivable	14,043	13,550	12,174	11,702
Liabilities
Senior debt	200,800	205,874	222,300	233,408
Junior subordinated debt	104,055	130,460	104,055	138,264

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at September 30, 2024 and December 31, 2023 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at September 30, 2024 and December 31, 2023, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at September 30, 2024 and December 31, 2023.
The fair values of senior debt, junior subordinated debt, and investments in notes receivable, classified in other invested assets, at September 30, 2024 and December 31, 2023 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. On the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $10.5 million were paid in the nine months ended September 30, 2024 including cash dividends paid in January, April, July, and September for the three month periods ended December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. In the nine months ended September 30, 2023, cash dividends of $7.9 million were paid including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively. Dividends of $2.6 million for the three months ended September 30, 2023 were paid on October 2, 2023.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. As of September 30, 2024, net adverse reserve development exceeded the threshold. If net adverse reserve development exceeds the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price will be adjusted pursuant to the Certificate of Designations, subject to a floor conversion price of $21.902, and the adjusted conversion price will become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price have been met at September 30, 2024.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries and direct Bermuda-based insurance subsidiary satisfy certain capital requirements. Share dividends payable on the common shares to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
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
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares have been classified as mezzanine equity in the Company's condensed consolidated balance sheets and are recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in a carrying value of $144.9 million. The Certificate of Designations was amended by the Company and GPC Partners on November 11, 2024. See Note 15 – Subsequent Events below.
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”) for appointment to the Board, or election at the Company’s annual general meeting. GPC Partners initially designated Matthew Botein as the Series A Designee, and Mr. Botein was approved by the Board as a Class I director

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

with a term that expired at the 2024 annual general meeting of the Company’s shareholders. Mr. Botein was re-elected as a director at the 2024 annual general meeting for a term ending at the 2025 annual general meeting.
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,829,475 at September 30, 2024, reflecting 187,912 common shares issued in the nine months ended September 30, 2024 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first nine months of 2024 and 2023:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410
April 25, 2024	$0.05	June 10, 2024	June 28, 2024	1,938,439
July 25, 2024	$0.05	September 16, 2024	September 30, 2024	1,937,934
	$0.15			$5,816,783

2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,921,802
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	$1,921,040
July 27, 2023	$0.05	September 11, 2023	September 29, 2023	$1,921,550
	$0.15			$5,764,392
Included in the total dividends for the nine months ended September 30, 2024 and 2023 are $143,000 and $121,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $260,000 at September 30, 2024 and $255,000 at December 31, 2023.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. At September 30, 2024, the maximum number of shares available for issuance under the 2014 LTIP was 4,982,650 and 1,180,368 shares were available for grant.
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
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At September 30, 2024, the maximum number of shares available for issuance under the 2014 Director Plan was 150,000 and 31,927 shares were available for grant.

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
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(47,033)	$35.22
Lapsed	(74,390)	$42.17	(164,548)	$32.07
End of period	—	$—	76,393	$42.17
Exercisable, end of period	—	$—	76,393	$42.17

The options outstanding at December 31, 2023 lapsed in the nine months ended September 30, 2024. At September 30, 2024, no options remain outstanding.
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	541,520	$9.75	376,016	$24.63
Vested	(273,035)	$25.00	(212,968)	$28.91
Forfeited	(90,546)	$17.01	(30,719)	$23.28
Unvested, end of period	929,193	$15.66	797,787	$24.66
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Share based compensation expense	$1,446	$2,224	$5,674	$7,232
U.S. tax benefit on share based compensation expense	256	412	1,047	1,355
At September 30, 2024, the Company had $8.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.
15.    Subsequent Events
On October 18, 2024, the Company disbursed $11.9 million to Fleming Intermediate Holdings LLC. The disbursement included $11.4 million for the downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date (see Note 2 - Discontinued Operations), and $471,000 of interest pursuant to the terms in the Stock Purchase Agreement.
On November 9, 2024, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on December 31, 2024 to shareholders of record on December 16, 2024.
On October 24, 2024, the Board of Directors declared a dividend of up to $2.6 million on the Series A Preferred Shares. The dividend will be payable in cash on December 31, 2024 to shareholders of record on December 15, 2024.
At the 2024 annual general meeting of shareholders (the “Annual Meeting”) of James River Group Holdings, Ltd. (the “Company”) held on October 24, 2024, the Company’s shareholders approved an amendment (the “Third Amendment”) to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (the “2014 LTIP”). The Third Amendment increases the number of the Company’s common shares authorized for issuance under the 2014 LTIP by 525,000 common shares.
At the Annual Meeting, the Company’s shareholders also approved an amendment (the “Second Amendment”) to the James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (the “Non-Employee Director Plan”). The Second Amendment increases the number of the Company’s common shares authorized for issuance under the Non-Employee Director Plan by 100,000 common shares and extends the duration of the Non-Employee Director Plan from 2024 to 2034.
On November 6, 2024, the Company received notification from the lender under the 2017 Facility of their intent to terminate the agreement. As provided for in the credit agreement, the maturity date will occur 30 days after the notification of termination.
The Company is commencing a multi-pronged strategic partnership with Enstar Group Limited ("Enstar"). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited, entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River Insurance Company and James River Casualty Company, pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium) to be paid by the ceding companies, Cavello Bay will reinsure, effective January 1, 2024, 100% of the losses associated with the ceding companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates, subject to a retention by the ceding companies of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million (such transactions together, the “Enstar Transactions”). The Company expects to recognize a reduction in pre-tax income of $52.8 million in connection with the adverse development cover upon closing. The Enstar Transactions are subject to satisfaction or waiver of customary closing conditions, including approval of the adverse development cover by the Bermuda Monetary Authority.
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) held by GPC Partners to, among other things, (i) convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40 (the “Minimum Price”), (ii) increase the voluntary conversion price from 127.5% to 130% of the Minimum Price, (iv) increase the mandatory conversion price from 130% to 200% of the voluntary conversion price, (v) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, (vi) cap the dividend rate at 8%, (vii) eliminate the adverse development anti-dilution adjustment provision,

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

and (viii) limit transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance Company below A- (Excellent), 19.9% of the voting equity.
With these announcements, the Board of Directors has concluded the strategic review process announced in November of 2023. While the strategic review process has been completed, in the ordinary course of business the Company expects to consider beneficial opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements”, Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on underwriting profit. We define underwriting profit as net earned premiums and gross fee income

(in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income from continuing operations before taxes and for additional information.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting to net earned premiums. Our definition of loss ratio may not be comparable to that of other companies. See “Underwriting Performance Ratios” for a reconciliation of underwriting ratios.
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares (as defined below) and the unrecognized deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. We believe tangible equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible equity per share and our return on tangible equity. Tangible equity is a non-GAAP measure and should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. Our definition of tangible equity may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of shareholders' equity to tangible equity.
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
Unless specified otherwise, all references to our defined metrics above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are for our business from continuing operations that is not subject to retroactive reinsurance accounting. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business not subject to retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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
Recent Strategic Actions
The Company is commencing a multi-pronged strategic partnership with Enstar Group Limited ("Enstar"). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited, entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River Insurance Company and James River Casualty Company, pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium) to be paid by the ceding companies, Cavello Bay will reinsure, effective January 1, 2024, 100% of the losses associated with the ceding companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates, subject to a retention by the ceding companies of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million (such transactions together, the “Enstar Transactions”). The Company expects to recognize a reduction in pre-tax income of $52.8 million in connection with the adverse development cover upon closing. The Enstar Transactions are subject to satisfaction or waiver of customary closing conditions, including approval of the adverse development cover by the Bermuda Monetary Authority.
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) held by GPC Partners to, among other things, (i) convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40 (the “Minimum Price”), (ii) increase the voluntary conversion price from 127.5% to 130% of the Minimum Price, (iv) increase the mandatory conversion price from 130% to 200% of the voluntary conversion price, (v) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, (vi) cap the dividend rate at 8%, (vii) eliminate the adverse development anti-dilution adjustment provision, and (viii) limit transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance Company below A- (Excellent), 19.9% of the voting equity.
The Company has also reduced its quarterly common dividend to $0.01 per share beginning with its next dividend payable on December 31, 2024.
With these announcements, the Board of Directors have concluded the strategic review process announced in November of 2023. While the strategic review process has been completed, in the ordinary course of business the Company expects to consider beneficial opportunities.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River Insurance Company and James River Casualty Company (together, the “Ceding Companies”), two of the Company's principal operating subsidiaries, entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to the Ceding Companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by the Ceding Companies equal to $313.2 million, (b) the Ceding Companies continue to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (c) the Ceding Companies are entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total.
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
Pursuant to the terms of the Stock Purchase Agreement, the aggregate purchase price received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by the Buyer and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet is subject to final post-closing adjustments, which resulted in the downward adjustment to the purchase price discussed below. Additionally, the Buyer may pay an additional $2.5 million to the Company in the event that certain conditions outlined in the Stock Purchase Agreement are met on the date that is nine months following the date of closing.
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment is included in “Other Liabilities” on the Company’s Balance Sheet at September 30, 2024 (and was paid to the Buyer on October 18, 2024), and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
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
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the nine months ended September 30, 2024, the estimated loss on the sale was revised to $78.3 million. The year to date loss on disposal of $2.7 million includes the $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $4.8 million.
Reduction of Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $2.9 million and $20.8 million for the three and nine months ended September 30, 2024 compared to $25.7 million and $79.0 million in the respective prior year periods.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The transaction included the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction closed on September 29, 2023. Gross written premiums for IRWC were $513,000 and $3.8 million for the three and nine months ended September 30, 2024 compared to $11.0 million and $35.3 million in the respective prior year periods.
The sales of JRG Re and the renewal rights to the IRWC business are aligned with our strategy to focus our resources on core businesses where we have meaningful scale.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended September 30,		%	Nine Months Ended September 30,
	2024	2023	Change	2024	2023	% Change
	($ in thousands)
Gross written premiums	$330,423	$342,851	(3.6)%	$1,073,480	$1,119,355	(4.1)%
Net retention	44.6%	42.6%		43.5%	46.6%
Net written premiums	$147,338	$145,982	0.9%	$466,863	$521,700	(10.5)%
Net earned premiums	$159,726	$183,673	(13.0)%	$494,610	$526,052	(6.0)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(166,340)	(123,361)	34.8%	(399,546)	(360,734)	10.8%
Other operating expenses	(50,152)	(48,485)	3.4%	(142,471)	(144,299)	(1.3)%
Underwriting (loss) profit (1), (2)	(56,766)	11,827	—	(47,407)	21,019	—
Losses and loss adjustment expenses - retroactive reinsurance	(17,954)	3,187	—	(10,268)	(6,261)	64.0%
Net investment income	23,564	21,799	8.1%	71,127	58,458	21.7%
Net realized and unrealized gains on investments	4,150	712	482.9%	6,428	2,487	158.5%
Other income and expense	1,233	2,286	(46.1)%	507	1,818	(72.1)%
Interest expense	(6,128)	(6,486)	(5.5)%	(18,957)	(18,066)	4.9%
Amortization of intangible assets	(90)	(90)	—	(272)	(272)	—
Impairment of intangible assets	—	(2,500)	—	—	(2,500)	—
(Loss) income from continuing operations before taxes	(51,991)	30,735	—	1,158	56,683	(98.0)%
Income tax (benefit) expense on continuing operations	(13,914)	7,013	—	1,249	15,530	(92.0)%
Net (loss) income from continuing operations	(38,077)	23,722	—	(91)	41,153	—
Net (loss) income from discontinued operations	(1,304)	(4,171)	(68.7)%	(16,262)	1,318	—
Net (loss) income	(39,381)	19,551	—	(16,353)	42,471	—
Dividends on Series A Preferred Shares	(2,625)	(2,625)	—	(7,875)	(7,875)	—
Net (loss) income available to common shareholders	$(42,006)	$16,926	—	$(24,228)	$34,596	—
Adjusted net operating (loss) income (1)	$(28,196)	$18,859	—	$(700)	$37,875	—
Ratios:
Loss ratio	104.1%	67.2%		80.8%	68.6%
Expense ratio	31.4%	26.4%		28.8%	27.4%
Combined ratio	135.5%	93.6%		109.6%	96.0%
Accident year loss ratio	66.4%	62.9%		66.3%	65.8%
(1)Underwriting (loss) profit and adjusted net operating (loss) income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and nine months ended September 30, 2024 is gross fee income of $5.2 million and $16.1 million, respectively ($6.8 million and $18.3 million in the respective prior year periods).

Three months ended September 30, 2024 and 2023
The Company reported a net loss from continuing operations of $38.1 million for the three months ended September 30, 2024. This compares to $23.7 million of net income from continuing operations for the three months ended September 30, 2023. The net loss from continuing operations in the current quarter was largely attributable to $57.0 million of adverse development recorded in the Excess and Surplus Lines segment including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). Adjusted net operating loss was $28.2 million in the three months ended September 30, 2024 compared to adjusted net operating income of $18.9 million in the prior year period.
Underwriting results were a loss of $56.8 million (combined ratio of 135.5%) in the three months ended September 30, 2024 compared to income of $11.8 million (combined ratio of 93.6%) in the three months ended September 30, 2023. The underwriting results for the three months ended September 30, 2024 were impacted by net adverse reserve development (see loss ratio discussion below) as well as $5.2 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment, which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 4.3 percentage point increase in our combined ratio in the quarter.
Our loss ratio increased from 67.2% in the prior year quarter to 104.1% in the current year quarter primarily driven by higher net adverse reserve development. Net adverse reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) was $56.9 million or 35.6 points adverse in the three months ended September 30, 2024 compared to $7.8 million or 4.3 points adverse in the three months ended September 30, 2023. The adverse reserve development in the three months ended September 30, 2024 included $57.0 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). A higher current accident year loss ratio and premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment (+3.3 percentage point impact) also contributed to the higher consolidated loss ratio in the current period.
Our expense ratio increased from 26.4% in the prior year quarter to 31.4% in the current year quarter largely driven by higher compensation and bad debt expenses, and lower net earned premiums in the Excess and Surplus Lines segment. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment represented a 1.0 percentage point increase in the expense ratio for the current year quarter.
Investment income grew by $1.8 million or 8.1% in the three months ended September 30, 2024 compared to the same period in the prior year driven primarily by higher gains from our private investments. Net realized and unrealized gains on investments for the three months ended September 30, 2024 includes $4.2 million of favorable mark-to-market adjustments on our equity securities and bank loan participations, reflecting increases in their fair values in the period. This compares to $1.1 million of favorable mark-to-market adjustments on equity securities and bank loan participations in the prior year period (see Investing Results below).
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024. Discontinued operations for the three months ended September 30, 2024 reflect a $1.3 million increase in the loss on disposal resulting from certain transaction-related expenses associated with the sale. Discontinued operations for the three months ended September 30, 2023 include a $4.2 million operating loss for JRG Re in the period.
Adjusted net operating results primarily reflect the lower underwriting results. Our adjusted net operating (loss) return on tangible equity was (23.1)% for the three months ended September 30, 2024 compared to a 14.0% return for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 and 2023
The Company reported a net loss from continuing operations of $91,000 for the nine months ended September 30, 2024 compared to net income from continuing operations of $41.2 million for the nine months ended September 30, 2023. The net loss from continuing operations in the current year was largely attributable to $67.7 million of adverse development recorded in the Excess and Surplus Lines segment including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). Adjusted net operating loss was $700,000 for the nine months ended September 30, 2024 compared to adjusted net operating income of $37.9 million in the respective prior year period.
Underwriting results were a loss of $47.4 million (combined ratio of 109.6%) for the nine months ended September 30, 2024 compared to profit of $21.0 million (combined ratio of 96.0%) for the nine months ended September 30, 2023. The underwriting loss in the current year was largely driven by net adverse reserve development (see loss ratio discussion below). Underwriting results for the nine month periods also include $6.4 million and $12.3 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 1.4 and 2.2 percentage point increase in our combined ratios in the respective nine month periods.

Our loss ratios for the nine month periods include net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting – see discussion below) that was $67.1 million or 13.6 points adverse in the nine months ended September 30, 2024 compared to $6.6 million or 1.3 points adverse in the nine months ended September 30, 2023. The adverse reserve development in the nine months ended September 30, 2024 included $67.7 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). The premium adjustments associated with prior years including reinstatement premium also impacted the loss ratios reflecting increases of 1.1 and 1.6 percentage points in the respective nine month periods.
Our expense ratio increased from 27.4% in the prior year to 28.8% in the current year reflecting a higher current year expense ratio for the Excess and Surplus Lines segment due to higher compensation expenses, partially offset by a lower current year expense ratio for the Specialty Admitted Insurance segment driven by lower commissions and lower expenses for compensation and taxes, licenses, and fees. Expenses for the Corporate and Other segment were higher due to higher compensation, insurance and outside professional service expenses in the current year.
Investment income grew by $12.7 million or 21.7% in the nine months ended September 30, 2024 compared to the same period in the prior year driven by higher yields and higher invested assets in our continuing operations following the commutation of an internal quota share arrangement with JRG Re in the second and third quarters of 2023. Net realized and unrealized gains on investments for the nine months ended September 30, 2024 include $7.0 million of favorable mark-to-market adjustments on our equity securities and bank loan participations reflecting increases in their fair values in the period compared to $4.9 million of favorable mark-to-market adjustments on equity securities and bank loan participations in the prior year period (see Investing Results below). Interest expense was $891,000 higher in the nine months ended September 30, 2024 compared to the same period in the prior year driven by higher interest rates on our variable rate senior and trust preferred debt. The applicable rates on our debt reset periodically and are structured as SOFR plus a margin or spread.
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations for both periods include the operating results of JRG Re which were a loss of $13.6 million for the nine months ended September 30, 2024 compared to income of $1.3 million in the nine months ended September 30, 2023. The current year loss from discontinued operations primarily reflects net adverse development of $7.1 million on treaties not subject to the Casualty Re loss portfolio transfer and $9.5 million of realized and unrealized losses on fixed maturity securities. Discontinued operations in the current year also includes $4.8 million of certain transaction-related expenses associated with the sale and a change in the estimate of the loss on sale which together resulted in a $2.7 million loss on disposal in the current year.
Adjusted net operating results declined from the prior year primarily reflecting lower underwriting results with a partial offset for higher investment income. Growth in tangible equity of 1.3% was largely driven by unrealized gains on fixed maturities in other comprehensive income and the impact of retroactive reinsurance benefits. Our 0.2% adjusted net operating loss on tangible equity for the nine months ended September 30, 2024 compares to a 12.5% return for the nine months ended September 30, 2023.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance Company and James River Casualty Company (together, “James River”), two of the Company’s principal operating subsidiaries, entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River Insurance Company and James River Casualty Company (together, the “Ceding Companies”) entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to the Ceding Companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by the Ceding Companies equal to $313.2 million, (b) the Ceding Companies continue to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance shall inure to the benefit of the E&S ADC, and (c) the

Ceding Companies are entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT and the E&S ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the loss portfolio transfer to exceed the consideration paid, the loss portfolio transfer moves into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the loss portfolio transfer using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
For the three and nine months ended September 30, 2024, due to adverse paid and reported loss trends on the legacy Rasier business, the Company recognized adverse prior year development of $914,000 and $2.8 million, respectively ($7.1 million and $60.6 million in the respective prior year periods), on the net reserves subject to the Commercial Auto LPT, resulting in corresponding additional amounts ceded under the Commercial Auto LPT. As a result, the cumulative amounts ceded under the Commercial Auto LPT exceed the consideration paid, putting the Commercial Auto LPT into a gain position. The Company has applied retroactive reinsurance accounting to the loss portfolio transfer. Retroactive reinsurance benefits of $2.2 million and $11.8 million for the three and nine months ended September 30, 2024, respectively ($10.2 million and $54.4 million in the respective prior year periods), were recorded in losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) using the recovery method. The cumulative amounts ceded under the loss portfolio transfer were $459.1 million and $456.2 million as of September 30, 2024 and December 31, 2023, respectively. The deferred retroactive reinsurance gain related to the Commercial Auto LPT was $11.8 million and $20.7 million at September 30, 2024 and December 31, 2023, respectively.
In the three months ended September 30, 2024, the Company recognized $19.2 million of net adverse development on E&S business subject to the E&S ADC and retroactive reinsurance accounting which put the E&S ADC into a gain position. Retroactive reinsurance accounting was applied, resulting in a deferred retroactive reinsurance gain related to the E&S ADC of $19.2 million at September 30, 2024. The Company also recognized a reserve charge upon execution of the contract (consideration paid in excess of initial reserves) of $52.2 million, which was recorded as adverse development within losses and loss adjustment expenses in the three and nine months ended September 30, 2024. The Company has $75.9 million of aggregate limit remaining on the E&S ADC at September 30, 2024.
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended September 30,		%	Nine Months Ended September 30,
	2024	2023	Change	2024	2023	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$230,215	$217,151	6.0%	$736,742	$732,180	0.6%
Specialty Admitted Insurance	100,208	125,700	(20.3)%	336,738	387,175	(13.0)%
	$330,423	$342,851	(3.6)%	$1,073,480	$1,119,355	(4.1)%
Net written premiums:
Excess and Surplus Lines	$129,735	$123,046	5.4%	$408,761	$442,923	(7.7)%
Specialty Admitted Insurance	17,603	22,936	(23.3)%	58,102	78,777	(26.2)%
	$147,338	$145,982	0.9%	$466,863	$521,700	(10.5)%
Net earned premiums:
Excess and Surplus Lines	$138,892	$157,600	(11.9)%	$424,962	$455,640	(6.7)%
Specialty Admitted Insurance	20,834	26,073	(20.1)%	69,648	70,412	(1.1)%
	$159,726	$183,673	(13.0)%	$494,610	$526,052	(6.0)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 68.6% of our consolidated gross written premiums from continuing operations in the nine months ended September 30, 2024) were 6.0% higher in the three months ended September 30, 2024 (0.6% higher for the nine months ended September 30, 2024) driven by growth in our casualty divisions. Amid moderating rate increases and increased competition, we are remaining selective in our Excess Property portfolio, resulting in a gross written premium decline of 20.7% in that line of business for the nine months ended September 30, 2024. Submission growth for Core E&S lines (excluding commercial auto) increased 10.0% and 7.5% over the prior year three and nine-month periods, respectively. Year-to-date, the number of bound policies declined 3.2% and average premium size decreased 8.4%. Renewal rates for the Excess and Surplus Lines segment were up 8.6% and 9.4% compared to the three and nine months ended September 30, 2023, respectively. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Excess Casualty	$74,423	$66,649	11.7%	$240,715	$240,955	(0.1)%
General Casualty	46,322	47,347	(2.2)%	159,580	145,625	9.6%
Manufacturers & Contractors	45,670	41,567	9.9%	130,019	130,622	(0.5)%
Excess Property	9,760	10,558	(7.6)%	41,755	52,646	(20.7)%
All other Core E&S divisions	46,436	41,925	10.8%	144,936	139,635	3.8%
Total Core E&S divisions	222,611	208,046	7.0%	717,005	709,483	1.1%
Commercial Auto	$7,604	$9,105	(16.5)%	19,737	22,697	(13.0)%
Excess and Surplus Lines gross written premium	$230,215	$217,151	6.0%	$736,742	$732,180	0.6%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 31.4% of our consolidated gross written premiums for the nine months ended September 30, 2024) are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Fronting and program premium	$99,694	$114,726	(13.1)%	332,924	351,833	(5.4)%
Individual risk workers’ compensation premium	514	10,974	(95.3)%	$3,814	$35,342	(89.2)%
Specialty Admitted gross written premium	$100,208	$125,700	(20.3)%	$336,738	$387,175	(13.0)%
Our fronting written premium decreased from the prior year driven by the non-renewal of a large California workers' compensation program in the prior year. Excluding the non-renewed program, our fronting written premium grew by 8.7% and 14.4% for the three and nine months ended September 30, 2024, respectively. Our largest fronting relationship represented $42.4 million and $142.9 million (42.3% and 42.4%) of segment gross written premium for the three and nine months ended September 30, 2024, respectively, compared to $41.2 million and $121.8 million (32.8% and 31.5%) for the three and nine months ended September 30, 2023, respectively. The Company has received notifications of non-renewal for this relationship which will decrease future written premiums over time, and result in a full run-off of the business beginning July 1, 2025. Individual risk workers' compensation premium declined due to the sale of the renewal rights to that business in the prior year third quarter.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Excess and Surplus Lines	56.4%	56.7%	55.5%	60.5%
Specialty Admitted Insurance	17.6%	18.2%	17.3%	20.3%
Total	44.6%	42.6%	43.5%	46.6%
Lower net premium retention for the Excess and Surplus Lines segment in the nine months ended September 30, 2024 was primarily driven by the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment. The comparative nine month periods also include $6.4 million and $12.3 million of premium adjustments associated with prior years including reinstatement premium which reduced net written premiums and the net retention ratios.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three and nine months ended September 30, 2024 as fronting business, where we retain a much smaller percentage, represents a greater portion of the book following the sale of the renewal rights to the individual risk workers' compensation business in the prior year third quarter. The net retention on the fronting business was 17.7% and 16.8% for the three and nine months ended September 30, 2024, up from 12.5% and 14.9% for the three and nine months ended September 30, 2023 due to the mix of business and changes in reinsurance as coverages renew.
Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Excess and Surplus Lines	136.1%	88.4%	105.9%	90.0%
Specialty Admitted Insurance	91.3%	92.5%	91.4%	97.3%
Total	135.5%	93.6%	109.6%	96.0%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Gross written premiums	$230,215	$217,151	6.0%	$736,742	$732,180	0.6%
Net written premiums	$129,735	$123,046	5.4%	$408,761	$442,923	(7.7)%
Net earned premiums	$138,892	$157,600	(11.9)%	$424,962	$455,640	(6.7)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(150,249)	(103,077)	45.8%	(345,387)	(307,364)	12.4%
Underwriting expenses	(38,798)	(36,181)	7.2%	(104,812)	(102,827)	1.9%
Underwriting (loss) profit (1)	$(50,155)	$18,342	—	$(25,237)	$45,449	—
Ratios:
Loss ratio	108.2%	65.4%		81.3%	67.5%
Expense ratio	27.9%	23.0%		24.6%	22.5%
Combined ratio	136.1%	88.4%		105.9%	90.0%
Accident year loss ratio	64.7%	60.4%		64.4%	64.1%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment had an underwriting loss of $50.2 million (combined ratio of 136.1%) in the three months ended September 30, 2024 compared to an underwriting profit of $18.3 million (combined ratio of 88.4%) in the three months ended September 30, 2023. The underwriting results for the three months ended September 30, 2024 were impacted by net adverse reserve development (see loss ratio discussion below) and $5.2 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 4.9 percentage point increase in our combined ratio in the quarter.
The loss ratio for the three months ended September 30, 2024 was higher than the prior year period driven primarily by net adverse reserve development. Net adverse reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) was $57.0 million or 41.1 percentage points adverse in the three months ended September 30, 2024 compared to $7.8 million or 5.0 percentage points adverse in the three months ended September 30, 2023. The adverse reserve development for the three months ended September 30, 2024 included a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). The loss ratio for the three months ended September 30, 2024 was also impacted by a higher current accident year loss ratio and premium adjustments associated with prior years including reinstatement premium which represented an increase of 4.0 percentage points in the quarter.

The expense ratio increased from 23.0% in the prior year quarter to 27.9% in the current year quarter reflecting higher compensation and bad debt expenses, and lower net earned premiums. Premium adjustments associated with prior years including reinstatement premium represented a 1.0 percentage point increase in the expense ratio for the current year quarter.
For the nine months ended September 30, 2024 and 2023, segment underwriting results were a loss of $25.2 million (combined ratio of 105.9%) compared to underwriting profit of $45.4 million (combined ratio of 90.0%), respectively. The underwriting loss in the current year was largely driven by net adverse reserve development (see loss ratio discussion below). Underwriting results for the nine month periods also include $6.4 million and $12.3 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 1.5 and 2.4 percentage point increase in our combined ratios in the respective nine month periods.
The loss ratios for the nine month periods include net reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) that was $67.7 million or 15.9 percentage points adverse in the nine months ended September 30, 2024 compared to $7.6 million or 1.7 percentage points adverse in the nine months ended September 30, 2023. The adverse reserve development in the nine months ended September 30, 2024 includes a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). The premium adjustments associated with prior years including reinstatement premium also impacted the loss ratios reflecting increases of 1.2 and 1.8 percentage points in the respective nine month periods.
The nine-month expense ratio increased from 22.5% in the prior year to 24.6% in the current year primarily due to higher compensation costs and lower net earned premiums in the current year.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Gross written premiums	$100,208	$125,700	(20.3)%	$336,738	$387,175	(13.0)%
Net written premiums	$17,603	$22,936	(23.3)%	$58,102	$78,777	(26.2)%
Net earned premiums	$20,834	$26,073	(20.1)%	$69,648	$70,412	(1.1)%
Losses and loss adjustment expenses	(16,091)	(20,284)	(20.7)%	(54,159)	(53,370)	1.5%
Underwriting expenses	(2,933)	(3,822)	(23.3)%	(9,477)	(15,160)	(37.5)%
Underwriting profit (loss) (1), (2)	$1,810	$1,967	(8.0)%	$6,012	$1,882	219.4%
Ratios:
Loss ratio	77.2%	77.8%		77.8%	75.8%
Expense ratio	14.1%	14.7%		13.6%	21.5%
Combined ratio	91.3%	92.5%		91.4%	97.3%
Accident year loss ratio	78.0%	77.8%		78.6%	77.2%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $5.2 million and $16.1 million for the three and nine months ended September 30, 2024, respectively ($6.8 million and $18.3 million in the respective prior year periods).
The Specialty Admitted Insurance segment produced underwriting profits of $1.8 million and $2.0 million (combined ratios of 91.3% and 92.5%) in the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the segment produced underwriting profits of $6.0 million and $1.9 million (combined ratios of 91.4% and 97.3%), respectively. Net favorable development in our loss estimates for prior accident years was $165,000 and $607,000 (0.8 and 0.9 points) in the three and nine months ended September 30, 2024, respectively, compared to $0 and $1.0 million (0.0 and 1.4 points) in the three and nine months ended September 30, 2023, respectively. The segment expense ratio for the current year to date benefited from lower commissions driven by sliding scale and other adjustments on certain programs in the current year, as well as lower expenses for compensation and taxes, licenses, and fees following the reductions to our workers' compensation book in the prior year including the non-renewal of a large California workers' compensation program and the sale of the renewal rights to the individual risk workers' compensation business which included the transfer of employees associated with the business.

Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share based compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with rating agencies and strategic initiatives. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.4 million and $28.2 million for the three and nine months ended September 30, 2024, respectively ($8.5 million and $26.3 million in the respective prior year periods). The higher year to date expense is related to higher expenses for employee compensation, corporate insurance, and outside professional services.
Investing Results
Net investment income was $23.6 million and $71.1 million for the three and nine months ended September 30, 2024, respectively, compared to $21.8 million and $58.5 million in the respective prior year periods. The Company's private investments generated gains of $1.8 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, compared to gains of $27,000 and $1.9 million in the corresponding prior year periods. Excluding private investments, our net investment income for the three and nine months ended September 30, 2024 increased 0.2% and 19.4% over the prior year periods, respectively, principally due to higher yields on cash, cash equivalents, restricted cash equivalents, and short-term investments. The average duration of our portfolio excluding restricted cash equivalents was 3.3 years at September 30, 2024.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Fixed maturity securities	$10,970	$12,767	$36,463	$36,834
Bank loan participations	4,135	4,277	13,215	7,796
Equity securities	2,188	1,678	5,734	4,900
Other invested assets	1,756	27	3,520	1,850
Cash, cash equivalents, restricted cash equivalents and short-term investments	5,448	3,861	14,952	9,208
Gross investment income	24,497	22,610	73,884	60,588
Investment expense	(933)	(811)	(2,757)	(2,130)
Net investment income	$23,564	$21,799	$71,127	$58,458
The following table summarizes our annualized gross investment yields:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cash and invested assets	4.7%	4.7%	4.9%	4.4%
Fixed maturity securities	4.5%	4.7%	4.6%	4.3%
Of our total cash and invested assets of $1,934.8 million at September 30, 2024 (excluding restricted cash equivalents), $359.8 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,215.2 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $149.1 million of bank loan participations, $131.2 million of equity securities, $43.6 million of short-term investments, and $35.9 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the

Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At September 30, 2024 and December 31, 2023, the fair market value of these securities was $149.1 million and $156.2 million, respectively.
For the nine months ended September 30, 2024, the Company recognized net realized and unrealized investment gains of $6.4 million ($4.2 million of net realized and unrealized investment gains for the three months ended September 30, 2024), including $1.3 million of net unrealized losses on bank loan participations, $8.3 million of net unrealized gains for the change in the fair value of equity securities, $1.8 million of net realized investment losses on the sale of bank loan participations, $2.5 million of net realized investment gains on the sale of equity securities, $1.0 million of net realized investment losses on the sale of fixed maturity securities, and a $207,000 impairment for one fixed maturity security. In the nine months ended September 30, 2024, $591,000 of net realized losses were recognized on sales of fixed maturities primarily to fund the premium due under the E&S ADC.
For the nine months ended September 30, 2023, the Company recognized net realized and unrealized investment gains of $2.5 million ($712,000 of net realized and unrealized investment gains for the three months ended September 30, 2023), including $7.7 million of net unrealized gains on bank loan participations, $2.8 million of net unrealized losses for the change in the fair value of equity securities, $334,000 of net realized investment losses on the sale of fixed maturity securities, $3.1 million of net realized investment losses on the sale of bank loan participations, and $1.0 million of net realized investment gains on the sale of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at September 30, 2024, December 31, 2023, or September 30, 2023. During the nine months ended September 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs. At September 30, 2024, 99.9% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	September 30, 2024			December 31, 2023
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$222,272	$203,058	16.7%	$273,462	$248,837	18.8%
Residential mortgage-backed	350,155	338,110	27.8%	336,064	317,928	24.0%
Corporate	479,653	463,706	38.2%	530,408	505,728	38.2%
Commercial mortgage and asset-backed	195,925	189,226	15.6%	235,302	222,853	16.8%
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,413	21,144	1.7%	29,900	29,130	2.2%
Total fixed maturity securities, available-for-sale	$1,269,418	$1,215,244	100.0%	$1,405,136	$1,324,476	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of September 30, 2024:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$244,186	20.1%
AA	512,932	42.2%
A	326,074	26.8%
BBB	131,901	10.9%
Below BBB and unrated	151	—%
Total	$1,215,244	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$19,640	$19,456	1.6%
After one year through five years	329,396	327,214	26.9%
After five years through ten years	239,132	222,779	18.3%
After ten years	135,170	118,459	9.8%
Residential mortgage-backed	350,155	338,110	27.8%
Commercial mortgage and asset-backed	195,925	189,226	15.6%
Total	$1,269,418	$1,215,244	100.0%
Other Income and Expense
Other income and expense items netted to income of $1.2 million and $507,000 for the three and nine months ended September 30, 2024, respectively. Non-operating expenses included in the respective totals were $1.8 million and $4.6 million, primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in, as well as interest accrued and payable to Fleming on the $11.4 million downward adjustment to the Closing Date Purchase Price. The non-operating expenses were offset by $2.8 million and $4.5 million of broker incentive rebates in the Excess and Surplus Lines segment, as well as other miscellaneous income in the respective periods.
Other income and expense items netted to income of $2.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and included a $2.2 million gain on the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment and $540,000 of broker incentive rebates in the Excess and Surplus Lines segment in the prior year quarter. These were partially offset by non-operating expenses of $641,000 and $1.5 million in the respective three and nine months of the prior year primarily consisting of legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including the sale of renewal rights to the IRWC business in the Specialty Admitted Insurance segment and loss portfolio transfers accounted for as retroactive reinsurance.
Interest Expense
Interest expense was $6.1 million and $19.0 million for the three and nine months ended September 30, 2024, respectively ($6.5 million and $18.1 million in the respective prior year periods). The nine month increase over the prior year reflects the impact of higher interest rates on our variable rate senior and trust preferred debt. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $90,000 of amortization of intangible assets in each of the three months ended September 30, 2024 and 2023 ($272,000 in each of the nine months ended September 30, 2024 and 2023).

Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended September 30, 2024, our effective tax rate on income from continuing operations was 26.8% and our effective tax rate for the nine months ended September 30, 2024 was not meaningful due to minimal pre-tax income in the period (22.8% and 27.4% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at September 30, 2024 was $3,001.9 million. Of this amount, 71.6% relates to amounts that are IBNR. This amount was 66.9% at December 31, 2023. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at September 30, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$462,345	$1,673,453	$2,135,798
Specialty Admitted Insurance	390,937	475,178	866,115
Total	$853,282	$2,148,631	$3,001,913
At September 30, 2024, the amount of net reserves (prior to the $776,000 allowance for uncollectible reinsurance recoverables) of $1,061.7 million that related to IBNR was 62.7%. This amount was 72.0% at December 31, 2023. The 62.7% net IBNR percentage at September 30, 2024 declined from the December 31, 2023 percentage due to the E&S ADC executed on July 2, 2024 that resulted in a cession of $261.0 million of IBNR for the in-the-money subject reserves and no cession of case reserves. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at September 30, 2024
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$331,726	$588,097	$919,823
Specialty Admitted Insurance	64,251	77,675	141,926
Total	$395,977	$665,772	$1,061,749

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Funds
Our sources of funds consist primarily of premiums written, investment income, reinsurance recoveries, proceeds from sales and redemptions of investments, borrowings on our credit facilities, and the issuance of common and 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”). We use operating cash flows primarily to pay operating expenses, losses and loss adjustment expenses, reinsurance premiums, and income taxes. Cash flow from operations may differ substantially from net income. The potential for a large claim under an insurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(210,465)	$94,108
Investing activities	321,372	(18,016)
Financing activities	(38,634)	(16,333)
Change in cash and cash equivalents	72,273	59,759
Change in restricted cash equivalents (operating activities)	(44,085)	3,643
Change in cash, cash equivalents, and restricted cash equivalents	$28,188	$63,402

Cash used in operating activities excluding restricted cash equivalents of $210.5 million for the nine months ended September 30, 2024 largely reflects the $313.2 million premium paid in July to effect the E&S ADC. Excluding the premium payment, cash provided by operating activities was $102.7 million compared to $94.1 million for the nine months ended September 30, 2023 driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. Cash used in operating activities from continuing operations excluding restricted cash equivalents was $185.4 million for the nine months ended September 30, 2024 compared to cash provided by operating activities from continuing operations of $170.4 million for the nine months ended September 30, 2023. Cash used in operating activities of discontinued operations was $25.1 million and $76.3 million in the respective periods. We believe the sale of JRG Re, which closed on April 16, 2024, will increase our future cash flows from operations.
Cash provided by investing activities of $321.4 million for the nine months ended September 30, 2024 includes $96.4 million of proceeds received from the sale of JRG Re (net of JRG Re's cash balances sold) and $198.0 million of proceeds from the sales of fixed maturities to provide funding for the premium due under the E&S ADC. Cash used in investing activities of $18.0 million for the nine months ended September 30, 2023 reflects efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 18.6% and 9.6% of total cash and invested assets at September 30, 2024 and 2023, respectively. Cash provided by investing activities from continuing operations was $161.9 million for the nine months ended September 30, 2024. This compares to cash used in investing activities from continuing operations of $90.3 million for the nine months ended September 30, 2023. Cash provided by investing activities of discontinued operations was $63.1 million and $72.3 million in the respective periods.
Cash used in financing activities of $38.6 million for the nine months ended September 30, 2024 includes the $21.5 million repayment of an unsecured loan under the 2017 facility, $5.8 million of dividends paid to common shareholders, $10.5 million of dividends paid on the Series A Preferred Shares, and $840,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $16.3 million for the nine months ended September 30, 2023 includes $5.8 million of dividends paid to common shareholders, $7.9 million of dividends paid on the Series A Preferred Shares, $1.1 million of paid issuance costs related to the amendment of the 2013 Facility (as defined below) in July, 2023, and $1.5 million of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the nine months ended September 30, 2024 and 2023 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.

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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. Pursuant to the amendment of the Certificate of Designations governing the Series A Preferred Shares, on October 1, 2029 and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided that the dividend rate shall not exceed 8.0%. Cash dividends of $10.5 million were paid in the nine months ended September 30, 2024 including cash dividends paid in January, April, July, and September for the three month periods ended December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. In the nine months ended September 30, 2023, cash dividends of $7.9 million were paid including cash dividends paid in January, March, and June for the three month periods ended December 31, 2022, March 31, 2023, and June 30, 2023, respectively. Dividends of $2.6 million for the three months ended September 30, 2023 were paid on October 2, 2023.
At September 30, 2024, the Bermuda holding company had $72.8 million of cash and cash equivalents. The U.S. holding company had $15.5 million of cash and invested assets, comprised of cash and cash equivalents of $11.9 million, equities of $3.1 million and other invested assets of $464,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at September 30, 2024.
Credit Agreements
At September 30, 2024, the Company had a $257.5 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility was comprised of the following at September 30, 2024:
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin which is currently 1.75% and is subject to change according to terms in the credit agreement. At September 30, 2024, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
•A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At September 30, 2024, the Company had $23.9 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2024.
On August 2, 2017, the Company, and its former wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provided the Company with a revolving line of credit of up to $100.0 million, which may be used for loans and, until April 16, 2024, letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. Obligations under the 2017 Facility carry a variable rate of interest subject to terms in the credit agreement and will mature 30 days after notice of termination from the lender. The loans made under the revolving line of credit of the 2017 Facility may be used to finance the borrowers' general corporate purposes. Interest accrues and is payable in arrears at variable rates which are subject to change according to terms in the credit agreement. In the nine months ended September 30, 2024, the Company repaid $21.5 million of unsecured loans under the facility. At September 30, 2024, there were no loans outstanding and $24.4 million of letters of credit were issued under the facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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
On November 6, 2024, the Company received notification from the lender of their intent to terminate the 2017 Facility. As provided for in the credit agreement, the maturity date will occur 30 days after the notification of termination.
The 2017 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at September 30, 2024.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at September 30, 2024, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at September 30, 2024 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of September 30, 2024.
At September 30, 2024 and December 31, 2023, the Company's leverage ratio was 24.8% and 26.0%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the three months ended September 30, 2024 and 2023, our net premium retention was 44.6% and 42.6%, respectively. For the nine months ended September 30, 2024 and 2023, our net premium retention was 43.5% and 46.6%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of September 30, 2024:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.2 million per occurrence.(1)
Primary Casualty	Up to $1.38 million per occurrence.(2)
Excess Casualty	Up to $1.98 million per occurrence.
Property
Excess Property	Up to $5.0 million per risk.(3)
(1)    Excluding Excess Casualty.
(2)    Total exposure to any one claim is generally $694,000.
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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of September 30, 2024:

Line of Business	Coverage
Casualty
Workers’ Compensation	Excess of loss coverage for $29.5 million in excess of $500,000.
Auto Programs	Quota share coverage for 62.5%-100% of limits up to $1.5 million liability and $1.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 85% of limits up to $10.0 million per occurrence, and 82% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Excess Property	Quota share coverage for 100% of limits up to $58.9 million per occurrence.
Aviation Programs
Quota share coverage for 82.5% of limits up to $25 million liability, $5.0 million hull, and $5.0 million spares per occurrence, each aircraft; and excess of loss coverage for up to $7.7 million excess of $175,000 of our 17.5% share of the quota share each occurrence.

Our Specialty Admitted Insurance segment purchases reinsurance for at least 62.5% of the exposed limits on specialty admitted property-casualty business. The segment enters into reinsurance contracts for the fronting and program business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $20.0 million in excess of $5.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At September 30, 2024, the allowance for credit losses on reinsurance recoverables was $776,000. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At September 30, 2024, we had reinsurance recoverables on unpaid losses of $1,939.4 million (net of a $776,000 allowance for credit losses) and reinsurance recoverables on paid losses of $133.3 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.

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
Each of Rasier and Aleka is required to post collateral under the Indemnity Agreements and the Commercial Auto LPT, respectively:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the indemnity agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At September 30, 2024, the balance in the Indemnity Trust was $85.3 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $102.7 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with statutory actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At September 30, 2024, the balance in the LPT Trust was $40.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $47.8 million. At September 30, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $46.9 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At September 30, 2024, the balance in the Loss Fund Trust was $28.4 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares to, among other things, convert outstanding Series A Preferred Shares with a liquidation value of $37.5 million to common shares at a per share price of $6.40.
EQUITY
Total common shares outstanding increased from 37,641,563 at December 31, 2023 to 37,829,475 at September 30, 2024, reflecting 187,912 common shares issued in the nine months ended September 30, 2024 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $1.4 million and $5.7 million of share based compensation expense in the three and nine months ended September 30, 2024, respectively ($2.2 million and $7.2 million in the respective prior year periods). As of September 30, 2024, the Company had $8.2 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.7 years.
Equity Incentive Plans
Options
The following table summarizes option activity:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of period	74,390	$42.17	287,974	$35.26
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	(47,033)	$35.22
Lapsed	(74,390)	$42.17	(164,548)	$32.07
End of period	—	$—	76,393	$42.17
Exercisable, end of period	—	$—	76,393	$42.17

The options outstanding at December 31, 2023 lapsed in the nine months ended September 30, 2024. At September 30, 2024, no options remain outstanding.

RSUs
The following table summarizes RSU activity:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	751,254	$23.48	665,458	$25.98
Granted	541,520	$9.75	376,016	$24.63
Vested	(273,035)	$25.00	(212,968)	$28.91
Forfeited	(90,546)	$17.01	(30,719)	$23.28
Unvested, end of period	929,193	$15.66	797,787	$24.66
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

Underwriting Performance Ratios
The following table provides the underwriting performance ratios of the Company's continuing operations inclusive of the business subject to retroactive reinsurance accounting. There is no economic impact to the Company over the life of a retroactive reinsurance contract so long as any additional losses subject to the contract are within the limit of the contract and the counterparty performs under the contract. Retroactive reinsurance accounting is not indicative of our current and ongoing operations. Management believes that providing loss ratios and combined ratios on business not subject to retroactive reinsurance accounting gives the users of our financial statements useful information in evaluating our current and ongoing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Excess and Surplus Lines:
Loss Ratio	108.2%	65.4%	81.3%	67.5%
Impact of retroactive reinsurance	12.9%	(2.0)%	2.4%	1.4%
Loss Ratio including impact of retroactive reinsurance	121.1%	63.4%	83.7%	68.9%

Combined Ratio	136.1%	88.4%	105.9%	90.0%
Impact of retroactive reinsurance	12.9%	(2.0)%	2.4%	1.4%
Combined Ratio including impact of retroactive reinsurance	149.0%	86.4%	108.3%	91.4%

Consolidated:
Loss Ratio	104.1%	67.2%	80.8%	68.6%
Impact of retroactive reinsurance	11.2%	(1.7)%	2.1%	1.2%
Loss Ratio including impact of retroactive reinsurance	115.3%	65.5%	82.9%	69.8%

Combined Ratio	135.5%	93.6%	109.6%	96.0%
Impact of retroactive reinsurance	11.2%	(1.7)%	2.1%	1.2%
Combined Ratio including impact of retroactive reinsurance	146.7%	91.9%	111.7%	97.2%

RECONCILIATION OF NON-GAAP MEASURES
See “Key Metrics” above for descriptions of why management believes the following Non-GAAP measures provide useful information about our financial condition and results of operation.
Reconciliation of Underwriting Profit
We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies.
The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated (loss) income from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$(50,155)	$18,342	$(25,237)	$45,449
Specialty Admitted Insurance	1,810	1,967	6,012	1,882
Total underwriting (loss) profit of operating segments	(48,345)	20,309	(19,225)	47,331
Other operating expenses of the Corporate and Other segment	(8,421)	(8,482)	(28,182)	(26,312)
Underwriting (loss) profit (1)	(56,766)	11,827	(47,407)	21,019
Losses and loss adjustment expenses - retroactive reinsurance	(17,954)	3,187	(10,268)	(6,261)
Net investment income	23,564	21,799	71,127	58,458
Net realized and unrealized gains on investments	4,150	712	6,428	2,487
Other income and expenses	1,233	2,286	507	1,818
Interest expense	(6,128)	(6,486)	(18,957)	(18,066)
Amortization of intangible assets	(90)	(90)	(272)	(272)
Impairment of intangible assets	—	(2,500)	—	(2,500)
(Loss) income from continuing operations before income taxes	$(51,991)	$30,735	$1,158	$56,683
(1)Included in underwriting results for the three and nine months ended September 30, 2024 is gross fee income of $5.2 million and $16.1 million, respectively ($6.8 million and $18.3 million in the respective prior year periods).

Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, and e) severance costs associated with terminated employees. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our (loss) income available to common shareholders reconciles to our adjusted net operating (loss) income as follows:

	Three Months Ended September 30,
	2024		2023
	Loss Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income available to common shareholders	$(55,920)	$(42,006)	$23,939	$16,926
Loss from discontinued operations	1,304	1,304	4,171	4,171
Losses and loss adjustment expenses - retroactive reinsurance	17,954	14,184	(3,187)	(2,518)
Net realized and unrealized investment gains	(4,150)	(3,279)	(712)	(562)
Other expenses	1,752	1,601	(1,531)	(1,133)
Impairment of intangible assets	—	—	2,500	1,975
Adjusted net operating (loss) income	$(39,060)	$(28,196)	$25,180	$18,859

	Nine Months Ended September 30,
	2024		2023
	(Loss) Income Before Taxes	Net Loss	Income Before Taxes	Net Income
	($ in thousands)
(Loss) income available to common shareholders	$(22,979)	$(24,228)	$50,126	$34,596
Loss (income) from discontinued operations	16,262	16,262	(1,318)	(1,318)
Losses and loss adjustment expenses - retroactive reinsurance	10,268	8,112	6,261	4,946
Net realized and unrealized investment gains	(6,428)	(5,079)	(2,487)	(1,964)
Other expenses	4,582	4,233	(733)	(360)
Impairment of intangible assets	—	—	2,500	1,975
Adjusted net operating income (loss)	$1,705	$(700)	$54,349	$37,875

Tangible Equity and Tangible Equity per Share
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the unrecognized deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period). Our definitions of tangible equity and tangible equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible equity as of September 30, 2024, December 31, 2023, and September 30, 2023:

	September 30, 2024		December 31, 2023		September 30, 2023
	Equity	Equity per Share	Equity	Equity per Share	Equity	Equity per Share
	($ in thousands, except share amounts)
Shareholders’ equity	$530,347	$14.02	$534,621	$14.20	$562,544	$14.95
Series A redeemable preferred shares	144,898		144,898		144,898
Deferred reinsurance gain	31,001		20,733		37,653
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,541		32,813		32,904
Tangible equity	$491,874	$11.01	$485,608	$11.13	$530,360	$12.26

Common shares outstanding	37,829,475		37,641,563		37,619,749
Common shares from assumed conversion of Series A Preferred Shares	6,848,763		5,971,184		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	44,678,238		43,612,747		43,259,907

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as Lead Plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as Lead Plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, Plaintiff filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys' fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. On September 6, 2024, the plaintiff filed its Opposition to Motion to Dismiss and on October 8, 2024, the Company filed its Reply to the plaintiff's Opposition to Motion to Dismiss. We believe that the claims are without merit and intend to vigorously defend this lawsuit.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the

“Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the Complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral arguments on the motion to dismiss.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024 the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed an amended complaint. The Company's motion to dismiss the amended complaint is due November 15, 2024, Fleming's opposition to the motion to dismiss is due December 23, 2024 and the Company's reply to the opposition is due January 17, 2025. We believe Fleming's claims are without merit and intend to vigorously defend this lawsuit.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:
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
Fleming delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given notice of its disagreement with Fleming’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to the losses recorded on JRG Re's operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was included in "Other Liabilities" on the Company's Balance Sheet at September 30, 2024 (and was paid to Fleming on October 18, 2024), and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by Fleming, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price beyond the $11.4 million downward adjustment already paid by the Company to Fleming.
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
The Enstar common equity investment and adverse development cover transactions are subject to conditions to closing over which we do not have control
On November 11, 2024, the Company announced that an affiliate of Enstar Group Limited, Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover reinsurance contract (the "ADC”) with James River Insurance Company and James River Casualty Company, pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium) to be paid by the ceding companies, Cavello Bay will reinsure, effective January 1, 2024, 100% of the losses associated with the ceding companies’ Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates, subject to a retention by the ceding companies of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million (such transactions together, the “Enstar Transactions”). The Enstar Transactions are subject to a number of closing conditions, including the approval by the Bermuda Monetary Authority of the ADC, and there can be no assurance that these conditions will be satisfied on the timeline we expect or at all. The Enstar Transactions may also be terminated in certain circumstances, including termination by either the Company or Enstar if the Enstar Transactions are not completed by February 9, 2025 (subject to one 60-day extension in the event closing has not occurred solely because one or more required governmental approvals have not been obtained).
While the Enstar Transactions are pending or if the Enstar Transactions are not completed, we may be subject to several risks including:
•The current trading price of our common shares may reflect a market assumption that the Enstar Transactions will be completed, and may decline if the Enstar Transactions are not completed;
•We have incurred and expect to incur significant transaction costs in connection with the Enstar Transactions whether or not the Enstar Transactions are completed;
•The negative perception of investors, vendors, trading partners, or employees if the Enstar Transactions are not completed; and
•The attention of our management may be directed toward the completion of the pending Enstar Transactions and related matters, and their focus may be diverted from our day-to-day business operations.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1
Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract dated July 2, 2024 between James River Insurance Company and James River Casualty Company and State National Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2024) (File No. 001-36777)*

10.2	Form of Retention Award Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2024) (File No. 001-36777)

10.3
Amended and Restated Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Ltd. and James River Group Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2024) (File No. 001-36777)

10.4
Third Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2024) (File No. 001-36777)

10.5
Second Amendment to the James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2024) (File No. 001-36777)

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

James River Group Holdings, Ltd.

Date:	November 12, 2024	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)