Form 10-K
period 2024-12-31
James River Group Holdings, Ltd.
filed 2025-03-04
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 30, 2024, computed by reference to the closing sales price on the NASDAQ Global Select Market on that date, was approximately $288,761,772.
The number of the registrant’s common shares outstanding was 45,644,318 as of February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the James River Group Holdings, Ltd. Proxy Statement for the 2025 Annual General Meeting of Shareholders may be incorporated by reference into Part III hereof. Alternatively, such Part III information may be filed by James River Group Holdings, Ltd. by an amendment to this Form 10-K.

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
•    the amount of the final post-closing adjustment to the purchase price received in connection with the sale of our casualty reinsurance business and the outcome of the litigation relating to such transaction;
•    the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•    adverse economic factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•    the impact of a higher than expected inflationary environment on our reserves, loss adjustment expenses, the values of our investments and investment returns, and our compensation expenses;
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
•    our ability to obtain insurance and reinsurance coverage at prices and on terms that allow us to transfer risk, adequately protect our Company against financial loss and that supports our growth plans;
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
•    in the event we did not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and were therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;

•    the Company or its foreign subsidiary becoming subject to U.S. federal income taxation;
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
Accordingly, you should read this Annual Report completely and with the understanding that our actual future results may be materially different from information contained in the forward-looking statements.
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in Part I, Item 1A "Risk Factors" in this Annual Report, and our filings with the U.S. Securities and Exchange Commission (“SEC”).
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

PART I
Item 1.    BUSINESS
General
James River Group Holdings, Ltd. is a Bermuda-based holding company. We own and operate a group of specialty insurance companies focused on underwriting small and middle market casualty risks within the U.S. excess and surplus (“E&S”) lines market. For the year ended December 31, 2024, approximately 76.2% of our gross written premiums and 88.7% of our net written premiums from continuing operations originated from the E&S lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. Substantially all of our business is casualty insurance, and for the year ended December 31, 2024, 96.3% of our gross written premiums from continuing operations were derived from casualty insurance. Our objective is to generate compelling returns on tangible equity, while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful risk-adjusted investment returns, while managing our capital.
We write very little property or catastrophe insurance and no property catastrophe reinsurance. For the year ended December 31, 2024, property insurance represented 3.7% of our gross written premiums from continuing operations. When we do write property insurance, we buy reinsurance to significantly mitigate our risk. We have structured our reinsurance arrangements so that our modeled net pre-tax loss from a 1/1000 year probable maximum loss ("PML") event would not exceed 2.5% of shareholders’ equity on a group-wide basis, inclusive of reinstatement premiums payable and net retentions. We have little exposure to and do not expect to be materially impacted by recent disasters including the wildfires in California or hurricanes Helene and Milton.
During 2024, we completed several strategic actions including closing the sale of JRG Reinsurance Company Ltd. (“JRG Re”) to focus our business around our U.S. insurance businesses, entering a $160.0 million combined loss portfolio transfer and adverse development cover for our Excess and Surplus Lines business, and initiating a new strategic partnership with Enstar Group Limited (“Enstar”) which, in part, entailed a $12.5 million equity investment in the Company and an additional $75.0 million adverse development cover for the Excess and Surplus Lines business. We believe these actions strengthen our balance sheet and position us to generate attractive returns in the future. Following the sale of JRG Re, our continuing operations are comprised of two operating segments, Excess and Surplus Lines and Specialty Admitted Insurance, and a third segment, Corporate and Other.
The Excess and Surplus Lines segment sells E&S commercial lines liability and property insurance in every U.S. state and the District of Columbia through James River Insurance Company (“James River Insurance”) and its wholly-owned subsidiary, James River Casualty Company (“James River Casualty”). The Excess and Surplus Lines segment produced 71.0% of our gross written premiums and 87.5% of our net written premiums from continuing operations for the year ended December 31, 2024. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs and delays associated with the filing of such changes with state regulators and seeking approval for the filings. In 2024, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,800. The Excess and Surplus Lines segment distributes primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale brokers who place E&S lines accounts.
The Specialty Admitted Insurance segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia through Falls Lake National Insurance Company (“Falls Lake National”) and its wholly-owned subsidiaries, Stonewood Insurance Company (“Stonewood Insurance”) and Falls Lake Fire and Casualty Company (“Falls Lake Fire and Casualty”). The Specialty Admitted Insurance segment produced 29.0% of our gross written premiums and 12.5% of our net written premiums from continuing operations for the year ended December 31, 2024. The Specialty Admitted Insurance segment primarily writes fronting business where we retain a minority share of the risk, generally 10%-35%, and seek to earn fee income. When we front, we use our legal authority, financial strength rating, underwriting experience and claims infrastructure to write insurance to service clients (usually managing general agents and reinsurers) who assume the vast majority of the risk on each fronted policy. Because we retain little premium or risk in our fronted business, we can allocate less capital per dollar of revenue to fronted policies than to policies where we retain more risk, which we believe enhances our returns on equity. The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including fronting and program administrators and managing general agents (“MGAs”).
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
In 2024, we wrote $1,431.8 million of gross written premiums from continuing operations, allocated by segment and underlying market as follows:

Gross Written Premiums by Segment	Gross Written Premiums Year Ended December 31, 2024	% of Total
	(in thousands)
Excess and Surplus Lines segment	$1,017,029	71.0%
Specialty Admitted Insurance segment	414,743	29.0%
	$1,431,772	100.0%
Gross Written Premiums by Market
Non-admitted markets	$1,090,518	76.2%
Admitted markets	341,254	23.8%
	$1,431,772	100.0%
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
In November 2023, we announced an agreement to sell JRG Re. The sale of JRG Re, which closed on April 16, 2024, allows us to focus on growing our U.S. insurance and fronting businesses.
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
Focus on Small and Medium-Sized Casualty Niche and Specialty Business.   We believe that small- and medium-sized casualty accounts, in niche areas where we focus, are consistently among the most attractive subsets of the property-casualty insurance and reinsurance market. We think the unique characteristics of the risks within these markets require each account to be individually underwritten in an efficient manner.
Many carriers have chosen either to reject business that requires individual underwriting or have attempted to automate the underwriting of this highly variable business. Since our inception, we have embraced technology to greatly reduce the cost of individually underwriting these accounts in our Excess and Surplus Lines and Specialty Admitted Insurance segments. We are investing in technologies that may bring additional insights to our underwriters and allow them to refine and improve their risk selection and pricing. We continue to have our underwriters make individual judgments regarding the underwriting and pricing of accounts. Our experience leads us to believe this approach, combining expert judgment and technology designed to provide our underwriters with relevant information and quick processing, is more likely to produce consistent results over time and across markets. We are successfully increasing rates in our Excess and Surplus Lines segment. Pricing on our E&S renewal book has increased for twenty-eight consecutive quarters. The Excess and Surplus Lines segment represented 71.0% of our gross written premiums and 87.5% of our net written premiums from continuing operations for the year ended December 31, 2024. We believe that there are compelling opportunities for measured but profitable growth in many sectors of the insurance markets we target.
Emphasis on Lowering Property Catastrophe Volatility.   We earn our profits by taking underwriting and investment risk. We underwrite many classes of insurance and invest in many types of assets. We believe we have minimal exposure to material property risks and did not have meaningful losses from property risks during 2024.
We seek to limit our catastrophic underwriting exposure in all areas, but in particular to property risks and catastrophic events. Our companies purchase reinsurance from unaffiliated reinsurers to reduce our net exposure to any one risk or occurrence. In addition, our policy forms and pricing are subject to regular formal analysis in an effort to confirm we are insuring the types of risks we intend and that we are being appropriately compensated for taking on those risks.
Talented Underwriters and Operating Leadership.   The managers of our 15 underwriting divisions have an average of over 25 years of industry experience, substantial subject matter expertise and deep technical knowledge. They have been successful and profitable underwriters for us in the specialty casualty insurance sector. Our segment presidents both have extensive backgrounds and histories working in management capacities in specialty casualty insurance. Our Chief U.S. Claims Officer and Chief Underwriting Officer have extensive backgrounds in operational leadership within specialty casualty insurance, including a deep focus on risk management.
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
Active Claims Management.   Our primary insurance companies actively manage claims. We attempt to investigate thoroughly and settle promptly all covered claims, which we generally accomplish through direct contact with the insured and other affected parties. We have historically been able to close approximately 92% of claims from a particular policy year within the five subsequent years, and as of December 31, 2024, our reserves for claims incurred but not reported (“IBNR”) for our continuing operations were 63.5% of total net loss reserves.
Meaningful Risk Adjusted Investment Returns.   We seek to generate meaningful contributions to company profitability from our investment portfolio. We attempt to follow a strategy that emphasizes the preservation of our invested assets, provides adequate liquidity for the prompt payment of claims and produces attractive results for our shareholders. Within that context, we seek to improve risk-adjusted returns in our investment portfolio by allocating a portion of our portfolio to investments where we take measured risks based upon detailed knowledge of certain niche asset classes. Investment grade fixed maturity securities make up the majority of our investment portfolio, and we are comfortable allocating a portion of our assets to non-traditional investments. We consider non-traditional investments to include investments that are (1) unrated bond or fixed income securities, (2) non-listed equities or (3) investments that generally have less liquidity than rated bond or fixed income securities or listed equities. Non-traditional investments represented 9.4% of our total cash and invested assets (excluding restricted cash equivalents) at December 31, 2024, consisting of syndicated bank loans (7.4%) and other invested assets (1.9%) that include interests in limited liability companies that invest in renewable energy opportunities and limited partnerships that invest in debt or equity securities. While we are willing to make investments in non-traditional types of investments, we seek to avoid asset classes and investments that we do not understand. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2024 was “A”. At December 31, 2024, the average duration of our total invested assets and cash, excluding restricted cash, was 3.4 years.

Our Strategy
We believe our approach to our business will help us achieve our goal of generating compelling returns on tangible equity while limiting volatility in our financial results. This approach involves the following:
Generate Underwriting Profits.   We seek to make underwriting profits from our diverse set of insurance products. We attempt to find ways to grow in markets we believe to be profitable, but are less concerned about growth than maintaining profitability in our underwriting activities (measured without regard to investment income). We are willing to reduce the premiums we write when we cannot achieve the pricing and contract terms we believe are necessary to meet our financial goals. We continue to invest in our maturing enterprise risk management framework and performance monitoring discipline – key underpinnings of our organization today. We believe that these actions position James River very well for long-term stability and profitable growth.
Maintain a Strong Balance Sheet.   Balance sheet integrity is key to our long-term success. In order to maintain balance sheet integrity, we seek to estimate the amount of future obligations, especially reserves for losses and loss adjustment expenses, in a consistent and appropriate fashion. We have taken a number of actions in recent years especially, all with a goal of protecting and maintaining our balance sheet.
Respond Rapidly to Market Opportunities and Challenges.   For the year ended December 31, 2024, gross written premiums for the Excess and Surplus Lines segment increased by 1.0% over the same period in 2023. Given the challenges the organization faced during 2024 especially, we view this as a validating result. We seek to grow our business by taking advantage of opportunities in markets in which we believe we can use our expertise to generate consistent underwriting profits. We seek to measure rates and react quickly to changes in the rates or terms the market will accept. In this favorable pricing environment, we have taken steps to grow and are increasing gross written premiums across most underwriting divisions in this segment. In 2024, our growth was primarily focused in our General Casualty, Environmental, and Sports and Entertainment divisions within our Excess and Surplus Lines segment. This very specific evaluation of each risk or class of risks is a hallmark of our underwriting.
When market conditions have been challenging, or when actual experience has not been as favorable as we anticipated, or when the size or risk profile of certain insureds or lines of business change, we have tried to act quickly to evaluate our situation and to make course corrections in order to protect our profits and preserve tangible equity. Our actions have included reducing our writings when margins tightened and exiting lines or classes of business when we believed the risk of continuing in a line outweighed the potential rewards from underwriting. We do not hesitate to increase loss estimates when we determine that it is appropriate. In 2023, we took actions to reduce our workers' compensation book of business in the Specialty Admitted Insurance segment by the non-renewal of a large California program and by selling the renewal rights to our Individual Risk Workers' Compensation business.
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

Our Structure
The chart below displays our corporate structure as of December 31, 2024 as it pertains to our holding and operating subsidiaries.

James River Group Holdings, Ltd.
(Bermuda Insurance Holding Company)
James River Group Holdings UK Limited
(UK Insurance Holding Company)
James River Group, Inc.
(Delaware Insurance Holding Company)
James River Insurance Company
(Ohio Domiciled Stock Insurance Company)
Falls Lake National Insurance Company
(Ohio Domiciled Stock Insurance Company)
James River Casualty Company
(Ohio Domiciled Stock Insurance Company)
Stonewood Insurance Company
(Ohio Domiciled Stock Insurance Company)
Falls Lake Fire and Casualty Company
(California Domiciled Stock Insurance Company)

Business Segments
Excess and Surplus Lines Segment
We underwrite non-admitted E&S business through our subsidiaries, James River Insurance and James River Casualty (together, “James River,” which comprises our Excess and Surplus Lines segment), from offices in Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia. The Excess and Surplus Lines segment is our largest segment, representing 71.0% of consolidated gross written premiums from continuing operations for the year ended December 31, 2024. James River has been engaged in the E&S insurance market for over 20 years.
The E&S industry focuses on providing insurance coverage to policyholders that may be unable to purchase insurance from standard lines insurers typically due to perceived risk related to their operations or risk exposures. Our Excess and Surplus Lines segment underwrites property-casualty insurance in all states and the District of Columbia. We utilize a network of authorized wholesale brokers and general agents throughout the United States. Gross written premiums for our Excess and Surplus Lines segment grew by 1.0%, 9.4%, and 10.5% in 2024, 2023, and 2022, respectively. Net written premiums declined by 13.8% in 2024 compared to growth of 0.1% and 17.5% in 2023 and 2022, respectively. The decline in 2024 was partially attributable to $52.8 million of ceded written premium recorded upon execution of the E&S Top Up ADC (as defined under the heading “Adverse Development Cover” below) in the fourth quarter of 2024. Net written premiums in 2024 and 2023 were also impacted by premium adjustments associated with prior years including reinstatement premium, and the renewal of a quota share treaty, effective July 1, 2023, that increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment. The Excess and Surplus Lines segment produced a cumulative combined ratio of 97.2% from 2015 through 2024. Excluding our former insured, Rasier LLC and its affiliates (“Rasier”), the cumulative combined ratio of the Excess and Surplus Lines segment for 2019 through 2024 was 91.2%.
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
The chart below identifies the Excess and Surplus Lines segment’s divisions and sets forth the amount of gross written premiums by each division.

	Gross Written Premiums Year Ended December 31,
E&S Division	2024	Percentage of Total 2024	2023	2022	2021	2020
	(in thousands)
Excess Casualty	$325,017	32.0%	$339,870	$310,383	$285,082	$213,037
General Casualty	237,632	23.4%	202,861	173,574	140,608	125,433
Manufacturers and Contractors	176,494	17.4%	180,074	156,645	139,720	122,880
Excess Property	53,254	5.2%	64,574	52,104	47,241	37,332
Energy	46,405	4.6%	51,593	42,290	46,216	51,109
Small Business	39,946	3.9%	38,561	36,930	32,593	24,790
Allied Health	31,791	3.1%	30,904	34,156	35,192	26,918
Commercial Auto	27,819	2.7%	29,379	37,974	34,630	30,029
Life Sciences	25,642	2.5%	27,595	32,277	35,935	35,163
Sports and Entertainment	22,192	2.2%	17,826	13,934	9,442	6,118
Environmental	20,096	2.0%	13,832	20,676	17,050	17,753
Professional Liability	9,367	0.9%	9,264	8,936	8,104	6,881
Medical Professionals	870	0.1%	955	1,285	1,844	1,700
Management Liability	504	—%	63	—	—	—
Total	$1,017,029	100.0%	$1,007,351	$921,164	$833,657	$699,143
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
Management Liability, a new underwriting division in 2023, writes excess management liability coverage inclusive of directors & officers liability, employment practices liability, and fiduciary liability. The division underwrites a wide range of industries except for financial institutions and cryptocurrency firms. We write publicly traded risks, privately held risks and not-for-profit risks.
The General Casualty, Manufacturers and Contractors, Small Business, Commercial Auto, and Sports and Entertainment divisions write primary liability coverage at $1.0 million per occurrence limits, of which we retain $690,000 net per occurrence. The Excess Casualty division offers limits up to $10.0 million subject to a maximum of $2.0 million net per occurrence, and the remaining E&S divisions, with the exception of Management Liability, write both primary and excess liability coverage with limits typically between $1.0 million and $5.0 million, retaining between $690,000 and $1.98 million net per occurrence, respectively, but having the ability to offer policy limits up to $11.0 million per occurrence, of which we retain up to $3.2 million net. The Management Liability division also writes both primary and excess liability coverage with policy limits up to $10.0 million per coverage part, of which we retain up to $3.2 million net, but typically writes limits up to $5.0 million, retaining up to $1.8 million net per coverage. Allied Health, Medical Professional and Professional Liability division coverages are issued on a claims made and reported basis.
Excess Property writes shared and layered limits property risks providing limits in various layers above another carrier’s primary coverage layer for a variety of commercial line classes including apartments, condominiums, resorts, shopping centers, offices and general commercial properties. Typical per risk limits offered range from $5.0 million to $30.0 million on a gross basis, and a maximum of $5.0 million on a net of reinsurance basis. The average net per risk limit is approximately $678,000 as of December 31, 2024. We retain up to the first $5.0 million in any one event or catastrophe.

The following table identifies the top producing states by amount of gross written premium for our Excess and Surplus Lines segment for the year ended December 31, 2024 and the amount of gross written premium produced by such states for the years ended December 31, 2023, 2022, 2021 and 2020. The table also shows the percentage of each states’ gross written premium to total gross written premium in the Excess and Surplus Lines segment for the years ended December 31, 2024, 2023 and 2022.

	2024		2023		2022		2021	2020
State	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	Gross Written Premiums
Florida	$184,639	18.2%	$176,730	17.5%	$161,679	17.5%	$137,880	$104,120
California	171,029	16.8%	172,114	17.1%	157,519	17.1%	147,677	136,532
Texas	164,386	16.2%	169,919	16.9%	146,737	15.9%	128,312	79,338
New York	151,768	14.9%	126,326	12.5%	112,189	12.2%	101,820	108,778
New Jersey	24,190	2.4%	25,871	2.6%	23,383	2.5%	22,131	17,621
Washington	23,817	2.3%	23,104	2.3%	22,618	2.5%	22,778	16,407
Illinois	21,796	2.1%	21,399	2.1%	17,526	1.9%	19,010	16,243
Arizona	20,111	2.0%	22,434	2.2%	20,972	2.3%	16,544	12,782
Georgia	19,075	1.9%	22,205	2.2%	18,636	2.0%	15,522	11,934
Louisiana	15,905	1.6%	16,054	1.6%	17,161	1.9%	15,723	13,968
Pennsylvania	15,110	1.5%	17,794	1.8%	23,548	2.5%	22,055	19,008
Michigan	13,370	1.3%	10,514	1.0%	10,554	1.1%	5,701	6,608
Nevada	12,090	1.2%	10,842	1.1%	9,271	1.0%	7,371	5,765
Oregon	11,007	1.1%	11,533	1.1%	10,041	1.1%	7,501	6,583
Missouri	10,794	1.1%	11,812	1.2%	12,446	1.4%	11,967	10,080
All other states	157,942	15.4%	168,700	16.8%	156,884	17.1%	151,665	133,376
Total	$1,017,029	100.0%	$1,007,351	100.0%	$921,164	100.0%	$833,657	$699,143
Marketing and Distribution
The Excess and Surplus Lines segment distributes its products through a select group of authorized E&S lines brokers we believe can consistently produce reasonable volumes of quality business. These brokers procure policies for their clients from us as well as from other insurance companies. At December 31, 2024, the segment had authorized close to 100 broker groups to submit applications to us. The Excess and Surplus Lines segment generally makes broker authorizations by brokerage office and underwriting division. The segment does not grant its brokers underwriting or claims authority. The segment does delegate limited authority under several programs underwritten by exclusive general agents as well as a growing but still limited number of general agents underwriting small-account commercial risks through our online contract binding portal.
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
Our Excess and Surplus Lines segment’s three largest brokers produced $724.7 million of gross written premiums for the year ended December 31, 2024, representing approximately 71.3% of the Excess and Surplus Lines segment’s gross written premiums and 50.6% of consolidated gross written premiums from continuing operations for 2024. The three largest brokers produced $345.1 million (Ryan Specialty Group), $245.5 million (Amwins Group), and $134.1 million (Truist Insurance Holdings) of gross written premiums for the year ended December 31, 2024, respectively, representing 24.1%, 17.1%, and 9.4% of consolidated gross written premiums from continuing operations and 33.9%, 24.1%, and 13.2% of the Excess and Surplus Lines segment’s gross written premiums for 2024, respectively.
In 2024 and 2023, our Excess and Surplus Lines segment paid an average commission to producers of 17.5% of gross written premiums.

Underwriting
Our Excess and Surplus Lines segment’s staff includes over 200 individuals directly employed in underwriting policies as of December 31, 2024. We are very selective about the policies we bind. Our Excess and Surplus Lines segment binds approximately 3% of new submissions and one out of every four new quotes. If our underwriters cannot reasonably expect to bind coverage at the combination of premiums and coverage that meet our standards, they are encouraged to quickly move on to another prospective opportunity. For the year ended December 31, 2024, we received approximately 327,000 submissions (new and renewal, excluding commercial auto policies), quoted over 62,000 policies, and bound more than 26,000 policies.
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
Over 70 claims professionals with significant experience in the property-casualty industry support our Excess and Surplus Lines segment as of December 31, 2024.
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
Approximately 92% of all claims received are closed within five years in the Excess and Surplus Lines segment.
The calendar year net loss ratios for the Excess and Surplus Lines segment for the last ten years were:

2015	54.5%
2016	62.6%
2017	80.2%
2018	78.8%
2019	84.4%
2020	76.7%
2021	106.2%
2022	65.9%
2023	68.9%
2024	87.6%

The calendar year loss ratio for 2024 was impacted by a $52.2 million reserve charge upon execution of the E&S ADC (as defined below) (consideration paid in excess of initial reserves) discussed below and $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC (as defined below). The calendar year loss ratios for 2017 through 2021 were impacted by adverse reserve development of $38.7 million, $20.7 million, $57.4 million, $91.4 million and $200.1 million, respectively, in the commercial auto line of business that was primarily related to a former insured, Rasier. The loss ratios for 2022 and 2021 also include net catastrophe losses in the Excess Property line of business of $5.0 million related to Hurricane Ian in 2022 and $5.0 million related to Hurricane Ida in 2021.
Loss Portfolio Transfers and Adverse Development Covers
The Company has entered into loss portfolio transfers and adverse development covers to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject E&S business, as defined in the respective agreements, to assuming reinsurers in exchange for reinsurance premium.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $459.3 million, $456.2 million and $391.8 million as of December 31, 2024, 2023, and 2022, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (1) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, (2) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (3) James River is entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at December 31, 2024.
Adverse Development Cover
The Company commenced a multi-pronged strategic partnership with Enstar. As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”). Pursuant to this agreement, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at December 31, 2024.

Specialty Admitted Insurance Segment
The Falls Lake Insurance Companies (“Falls Lake”) comprise our other U.S. insurance segment, Specialty Admitted Insurance. Falls Lake consists of Falls Lake National (an Ohio domiciled company, licensed in 49 states and the District of Columbia and registered as a surplus lines company in California), and its subsidiaries Stonewood Insurance (an Ohio domiciled company) and Falls Lake Fire and Casualty (a California domiciled company). The Specialty Admitted Insurance segment produced 29.0% of gross written premiums from continuing operations for the year ended December 31, 2024.
Fronting & Program Business
Fronting and program business written through selected MGAs, insurance carriers, and other producers, represented 99.0% of 2024 gross written premiums in this segment (90.9% in 2023, 89.2% in 2022). In our fronting business, we issue insurance policies for another insurance company which may not have the licensure, product suite or rating to serve its desired market, or for a program supported by reinsurance or alternative capital provider(s). In a fronting arrangement, we give selected MGAs authority to act on our behalf to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. We generally retain 10%-35% of the underwriting risk in our fronting business. The issuance of our policy makes us contractually responsible to the insured in the event they experience a covered loss. We enter into these arrangements selectively with counterparties which have significant experience and market presence in specialty classes of property-casualty risk or automobile business. We only work with MGAs who permit us to actively engage with them through a combination of onsite and offsite resources to facilitate our real-time supervision of their work. Underwriting, claims and financial performance is subject to regular review by our staff, and we hold appropriate collateral to manage counterparty credit risk. We grant limited authority for underwriting and claims administration and employ a rigorous review process to ensure the authority is appropriately used within the terms of our contract, and that collateral held by us is appropriate. We charge fees as a percentage of gross written premiums for issuing these policies. We establish fronting opportunities through a variety of sources, including direct carrier relationships, MGAs, reinsurers, and reinsurance brokers.
Our objective is to utilize the combination of fee income and underwriting profits from our Specialty Admitted Insurance segment to leverage our capital and improve returns on tangible equity. Fee income was $21.0 million in 2024, $24.2 million in 2023, and $23.6 million in 2022. Our licensure and product filings position us to support this business throughout the United States. Because of the more limited capital allocation required to support it, we believe the fronting business represents an efficient use of capital. Our largest fronting relationship produced $175.7 million of gross written premiums in 2024, representing 12.3% of consolidated gross written premiums from continuing operations and 42.4% of the Specialty Admitted Insurance segment's gross written premiums, respectively.
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
Actions to Reduce Workers' Compensation Book
In June 2023, the Company non-renewed its large California workers' compensation program in the Specialty Admitted Insurance segment. This action was taken due to persistent rate pressure and tighter reinsurance capacity. Gross written premiums for the program were $21.3 million, $96.5 million, and $110.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
On September 25, 2023, the Company announced that certain of its subsidiaries entered into an agreement to sell the renewal rights to the Individual Risk Workers' Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. The IRWC business, previously underwritten by our staff and generated by appointed agents in 13 states, produced 1.0% of 2024 gross written premiums in this segment (9.1% in 2023, 10.8% in 2022). The transaction included the full operations of the business, including underwriting, loss control and claims, and transfer of the employees supporting the business. The transaction, which closed on September 29, 2023, was aligned with our strategy to focus our resources on core businesses where we have meaningful scale. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income for the year ended December 31, 2023 representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.

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
Purchase of Reinsurance
We routinely purchase reinsurance for our Excess and Surplus Lines and Specialty Admitted Insurance segments. The purchase of reinsurance reduces volatility by limiting our exposure to large losses and provides capacity for growth. In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a portion of the premium. Our companies remain legally responsible for the entire obligation to policyholders, irrespective of any reinsurance coverage we may purchase. Typically, we pay claims from our own funds and then seek reimbursement from the reinsurer. There is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations ceded by us under reinsurance treaties. The ability to collect on reinsurance is subject to many factors, including the solvency of the counterparty and their interpretation of contract language and other factors. As of December 31, 2024, we believe there are no ongoing disputes with any reinsurer that could materially impact the Company's financial position, and we are not aware of any credit quality issues with any of our reinsurers.
Purchased Property Reinsurance
Our focus on return on tangible equity leads us to avoid lines of business that we know are exposed to high degrees of volatility. The Excess and Surplus Lines segment writes a limited book of excess property risks ($53.3 million of direct written premiums in 2024). The risks assumed in this book are geographically dispersed and significantly reinsured to limit losses. The Excess and Surplus Lines segment may retain up to $5.0 million per risk on our excess property book; however, the average retained amount per risk is approximately $678,000. In our Specialty Admitted Insurance segment, we focus on casualty business, but we do write a limited amount of property insurance, principally through our fronting and programs business.
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
In our Specialty Admitted Insurance segment, for our fronting and program business, we generally purchase proportional reinsurance and excess of loss reinsurance to limit our exposure to no more than $750,000 per occurrence. For individual risk workers' compensation, now in runoff, we purchased $29.5 million excess of $500,000 per occurrence.

For 2024, our top ten reinsurers represented 67.4% of our total ceded reinsurance recoverables, and all of these reinsurance recoverables were from reinsurers with an A.M. Best rating of “A-” (Excellent) or better, or are collateralized with letters of credit or by a trust agreement. The following table sets forth our ten most significant reinsurers by amount of reinsurance recoverables on unpaid losses and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2024:

Reinsurer	Reinsurance Recoverable as of December 31, 2024	A.M. Best Rating December 31, 2024
	(in thousands)
Swiss Reinsurance America Corporation	$398,482	A+
State National Insurance Company (E&S ADC)	365,549	A
Berkley Insurance Company	216,574	A+
Hannover Ruck SE	88,860	A+
Peak Reinsurance Company	61,278	A-
Motors Insurance Corporation	51,389	A
Endurance Assurance Corporation	45,111	A+
American European Insurance Company	44,042	B-(2)
SiriusPoint America Insurance Company	40,038	A-
Aleka Insurance Company (Commercial Auto LPT)	35,315	Unrated(1)
Top 10 Total	1,346,638
Other	650,275
Total	$1,996,913

(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $114.2 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $459.3 million at December 31, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR (as defined below) loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2024, the balance in the Indemnity Trust was $64.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $82.1 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2024, the balance in the LPT Trust was $30.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $37.8 million. At December 31, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $36.6 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2024, the balance in the Loss Fund Trust was $28.7 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Reserve Policy
We seek to establish reserves that will adequately meet our obligations. All of our reserving actuaries are credentialed. We engage independent actuarial consultants to perform independent valuations to corroborate our decisions regarding reserves. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value. All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for credit losses are established.
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
The following table reflects our net favorable (adverse) reserve development by segment for our continuing operations during the calendar years 2024 to 2015 individually and in aggregate.

Segment	Excess and Surplus Lines		Specialty Admitted Insurance	Total
Calendar Year
2024	$(76,686)	(1)	$607	$(76,079)
2023	(32,608)	(2)	972	(31,636)
2022	210		4,150	4,360
2021	(190,710)	(3)	2,500	(188,210)
2020	(59,437)	(4)	5,011	(54,426)
2019	(51,173)	(5)	5,252	(45,921)
2018	(15,012)	(6)	5,560	(9,452)
2017	(20,023)	(7)	2,721	(17,302)
2016	24,079		3,822	27,901
2015	25,424		3,531	28,955
Cumulative Development	$(395,936)		$34,126	$(361,810)

(1)    Includes a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves).
(2)    Includes adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021.
(3)    Includes $200.1 million of adverse development in the commercial auto line of business that was primarily related to the 2019 and prior contract years with Rasier, partially offset by $9.4 million of favorable development from other divisions.
(4)    Includes $91.4 million of adverse development in the commercial auto line of business that was primarily related to the 2018 and prior contract years with Rasier, partially offset by $32.0 million of favorable development from other divisions.

(5)    Includes $57.4 million of adverse development in the commercial auto line of business that was primarily related to the 2016 and 2017 contract years with Rasier, partially offset by $6.2 million of favorable development from other divisions.
(6)    Includes $20.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $5.7 million of favorable development from other divisions.
(7)    Includes $38.7 million of adverse development in the commercial auto line of business that was primarily related to the 2016 contract year with Rasier, partially offset by $18.6 million of favorable development from other divisions primarily from the 2014 through 2016 accident years.
Among the indicators of reserve strength that we monitor is the amount of IBNR reserves held on our balance sheet for claims that have been incurred but not yet reported. The table below sets forth our IBNR, total gross reserves and the percentage that IBNR represents of the total gross reserves, in each case by segment and in the aggregate, at December 31, 2024. The percentage that IBNR represents of total gross reserves at December 31, 2024 is 73.3%.

	Gross Reserves at December 31, 2024
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$1,776,589	$2,226,038	79.8%
Specialty Admitted Insurance	483,376	858,368	56.3%
Total	$2,259,965	$3,084,406	73.3%
The table below sets forth our IBNR, total net reserves (prior to the $1.2 million allowance for credit losses on reinsurance recoverables) and the percentage that IBNR represents of the total net reserves, in each case by segment and in the aggregate, at December 31, 2024. The percentage that IBNR represents of total net reserves at December 31, 2024 is 63.5%.

	Net Reserves at December 31, 2024
	IBNR	Total	IBNR % of Total
		(in thousands)
Excess and Surplus Lines	$612,823	$946,465	64.7%
Specialty Admitted Insurance	77,235	139,813	55.2%
Total	$690,058	$1,086,278	63.5%
A significant portion of reported claims from prior policy years were closed at December 31, 2024 as shown below:

Percentage of Claims Closed at December 31, 2024
Policy Year	Excess and Surplus Lines Segment Excluding Commercial Auto	Excess and Surplus Lines Segment Commercial Auto	Specialty Admitted Insurance Segment Individual Risk Workers’ Comp	Specialty Admitted Insurance Segment Fronting and Programs
2019	91.8%	100.0%	99.4%	97.9%
2020	84.5%	96.2%	98.9%	96.2%
2021	86.1%	96.0%	98.1%	94.9%
2022	79.0%	83.8%	93.8%	90.4%
2023	69.3%	79.6%	75.0%	81.5%
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
Our strategy is designed to earn higher returns than an investment grade fixed income approach alone while maintaining a high average portfolio credit rating and investing in asset classes and allocations that are consistent with the insurance regulatory and rating agency framework within which we operate. We have generally managed our overall portfolio to a duration of 3 to 5 years. At December 31, 2024, the average duration of our total invested assets and cash, excluding restricted cash, was 3.4 years.
A summary of our cash and invested assets, excluding restricted cash equivalents, at December 31, 2024 is as follows:

	December 31, 2024
Portfolio	Book Value	Market Value	Carrying Value	Book Yield	% of Carrying Value
	($ in thousands)
Fixed maturity and preferred stock	$1,345,380	$1,260,978	$1,260,978	3.8%	65.9%
Bank loan participations	147,321	142,410	142,410	10.3%	7.4%
Common stock	15,634	15,234	15,234	NA	0.8%
Short-term investments	97,074	97,074	97,074	4.3%	5.1%
Other invested assets	36,700	36,700	36,700	NA	1.9%
Total invested assets			1,552,396		81.1%
Cash and cash equivalents			362,345		18.9%
Total invested assets and cash			$1,914,741		100.0%
Fixed maturity and preferred stock investments primarily consist of investment grade fixed income and preferred stock securities, which make up 65.9% of total invested assets and cash. Common stock investments are 0.8% of total invested assets and cash. Our objective with fixed maturity, preferred stock and common stock investments is to earn attractive risk-adjusted returns with a low risk of loss of principal, while earning attractive income.
Bank Loans
The Bank Loan portfolio primarily consists of investments in participations in syndicated bank loans, but may also include a small allocation of bonds. Bank loans in our portfolio are generally senior secured loans with an average credit quality of “B” as of December 31, 2024 and floating interest rates based on spreads over SOFR. We believe bank loans are an attractive asset class because (1) floating-rate loans help to reduce our risk of loss in the event of rising interest rates, (2) the loans are generally senior secured, (3) the asset class has a history of relatively high recovery rates in the event of default, (4) the portfolio provides an attractive yield and (5) the maturities of the loans are relatively short (average of approximately 5 years). We invest in this asset class by owning individual loan participations that are carried at fair market value. As of December 31, 2024, bank loans totaled 7.4% of total invested assets and cash.
Other Invested Assets
We make selective investments in private debt or equity securities in areas where we see opportunity or attractive risk and return characteristics. We focus on investments where we believe we have an understanding of the risk and opportunity and have the ability to monitor them closely. At December 31, 2024, we held eight private investments with a total carrying value of $36.7 million. Our portfolio consists of investments in wind and solar energy, banking, small cap equities, loans of middle market private equity sponsored companies, asset management firms and other investments. We are opportunistic in our private investment strategy and our portfolio may grow or shrink based on the opportunities available to us. Our other invested asset strategy has significant risk and not all investments are successful. As a result, we intentionally keep this portfolio as a small portion of the overall investment portfolio. As of December 31, 2024, other invested assets totaled 1.9% of total invested assets and cash.
Our total invested assets and cash totaled $1,914.7 million as of December 31, 2024. The weighted average credit rating of our portfolio of fixed maturity securities, bank loans and preferred stocks as of December 31, 2024 was “A”. We have intentionally maintained a cautious interest rate risk position by having an average duration for our total invested assets and cash, excluding restricted cash, of 3.4 years at December 31, 2024. Based on the current duration of 3.4 years, a 1.0% increase in interest rates would result in a pre-tax decline in the market value of our portfolio, excluding other invested assets and cash, of approximately $51.5 million.

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
The table below shows the changes in gross written premiums we have experienced in our operating segments from 2022 through 2024.

	2024		2023		2022
Gross Written Premiums	$	% Change	$	% Change	$	% Change
	($ in thousands)
Excess and Surplus Lines	$1,017,029	1.0%	$1,007,351	9.4%	$921,164	10.5%
Specialty Admitted Insurance	414,743	(17.3)%	501,309	2.3%	490,208	(0.3)%
Total	$1,431,772	(5.1)%	$1,508,660	6.9%	$1,411,372	6.5%
In years prior to those presented, the business written by our operations has, at times, been subject to “soft” market conditions, reflected both in price decreases and reduced underlying exposures. Our Excess and Surplus Lines segment is the most sensitive to hard and soft markets. We have, therefore, sought to diversify this business by geography, line of business and revenue stream. While we have been growing this business and achieving increasing or stable rates for several periods through December 31, 2024, there will likely be periods in the future where our growth moderates, stagnates or turns negative. The market for most lines of commercial insurance, other than workers' compensation, are currently in a hardening phase.
The Excess and Surplus Lines segment has historically been able to make an underwriting profit regardless of the state of the underwriting cycle. This segment's cumulative combined ratio for 2015 through 2024 is 97.2%. Excluding Rasier, the cumulative combined ratio of the Excess and Surplus Lines segment for 2019 through 2024 was 91.2%.
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
A material portion of the profitability we seek to achieve from our fronting business has come from fee income that is generated via policies that are issued by our insurance companies and then mostly or wholly reinsured to third parties. Because we earn substantial fees from underwriting business on which we retain little or no insurance risk, this business can be profitable to us even in soft market conditions. Gross written premiums were $410.4 million ($69.8 million on a net basis) for fronting and program business in 2024.
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
Excess and Surplus Lines
Competition within the E&S lines marketplace comes from a wide range of carriers. In addition to mature E&S companies that operate nationwide, there is competition from carriers formed in recent years including an expanding MGA/MGU contingent. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to underwrite selected accounts on an admitted basis. Competitors in this segment include ACE Westchester Specialty Group (Chubb), AmRisc Insurance Company (Truist Insurance Holdings), Apollo Syndicate, Alleghany Corporation (Berkshire Hathaway), Allied World Assurance Company, Ltd., AmTrust Financial Services, Inc., Arch Capital Group Ltd., Arrowhead General Insurance Agency, Inc., Aspen Insurance Holdings Limited, Ategrity Specialty Insurance Company, AXA XL, Axis Insurance Company (Axis Capital Holdings Limited), Beazley Group (Lloyd’s), Berkshire Hathaway Specialty Insurance, Brit Insurance (Lloyd’s), Colony Specialty Insurance Company (Argo Group International Holdings, Ltd.), Endurance Specialty (Sompo), Fairfax Financial Holdings, Ltd., Hamilton Insurance Group, Ltd., Hiscox Insurance Company (Lloyd’s), Houston Casualty Company (a subsidiary of Tokio Marine HCC), Kinsale Capital Group, Inc., Lexington Insurance

Company (American International Group, Inc.), Markel Corporation, Navigators Insurance Company (Hartford), OneBeacon (Intact Financial Corporation), Old Republic International Corporation, PHLY E&S (Philadelphia Consolidated Holding Corp. Tokio Marine), ProAssurance Corporation, QBE Insurance Group Ltd., RLI Corp., Scottsdale Insurance Company (Nationwide E&S), Skyward Specialty Insurance Group, Inc., Starr Insurance Company (C.V. Starr & Company), StarStone Specialty Insurance Co., Swiss Re Ltd, United Specialty Insurance Company, W.R. Berkley, and other large national and multi-national insurance carriers. There are close to 200 companies classified as Domestic Professional Surplus Lines Companies, companies that derive at least 50% of their written premiums from surplus lines business.
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
Certain Bermuda Law Considerations
Bermuda Corporate Law Considerations
Although James River Group Holdings, Ltd. is incorporated in Bermuda, it is designated as a non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority (“BMA”). Pursuant to its non-resident status, James River Group Holdings, Ltd. may engage in transactions in currencies other than the Bermuda dollar, and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of its common shares in currencies other than the Bermuda dollar.
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
James River Group Holdings, Ltd. is incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for a term not exceeding 50 years or, with the consent of the Minister of Finance granted in his discretion by way of lease or tenancy for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of B.D.$50,000 without the consent of the Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities, or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda or under license granted by the Minister of Finance.
James River Group Holdings, Ltd. must comply with the provisions of the Companies Act 1981 of Bermuda (the “Companies Act”) regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that (i) it is, or would after the payment be, unable to pay its liabilities as they become due, or (ii) the realizable value of the assets would thereby be less than its liabilities.
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
Economic Substance
Under the Economic Substance Act 2018 and related regulations (collectively, the “ESA”), each entity resident in Bermuda that carries on a “relevant activity” is required to comply with the economic substance requirements under the ESA, unless resident for tax purposes in a jurisdiction outside Bermuda that is not on the European Union (“EU”) list of non-cooperative jurisdictions for tax purposes. Relevant activities include, inter alia, holding entity activities, as each is defined in the ESA.
Compliance requires that the entity is managed and directed in Bermuda, core income generating activities are undertaken in Bermuda with respect to the relevant activity, the entity maintains adequate physical presence in Bermuda, there are adequate full time employees in Bermuda with suitable qualifications and there is adequate operating expenditure incurred in Bermuda in relation to the relevant activity. Entities in scope will also need to file an annual declaration form in respect of its relevant activity or activities.
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
Standard work permits can be obtained for a one-, two-, three-, four- or five-year period. Where a standard work permit is being applied for, it is a requirement that the job must be advertised for three days (within an eight-day period) in the local newspaper and advertised for eight consecutive days on the Bermuda Government Job Board. Should no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) meet the minimum standards as stipulated in the advertisements, the employer may then apply for a standard work permit for the non-Bermudian. Where such persons apply, employers must complete a Recruitment Disclosure Form, within the Standard Work Permit Application Form, and provide a summary of all applicants that are Bermudian, the spouse of the Bermudian or the holder of a permanent resident’s certificate, including their qualifications and the reason they were unsuccessful. The Department of Immigration will compare the qualifications and experience of any Bermudian applicants (or spouse of a Bermudian or holder of a permanent resident’s certificate) to that stipulated in the advertisements and to the non-Bermudian to be satisfied that the role could not have been filled by a Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate). In addition to the advertising, there are other documents that are required prior to the Department of Immigration making its decision.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of James River Insurance, James River Casualty, Stonewood Insurance and Falls Lake National, the limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of the earned surplus of each of the companies without obtaining regulatory approvals. In California, the domiciliary state of Falls Lake Fire and Casualty, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula.
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
State laws governing insurance holding companies and insurance companies require an insurance holding company and their insurance subsidiaries to register with the insurance department authority, to file certain reports disclosing information, including but not limited to capital structure, ownership, management, and financial condition. Such holding company laws also impose standards and filing requirements on certain transactions between related companies, which include, among other requirements, that all transactions be fair and reasonable, that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities and that expenses and payments be allocated to the appropriate party in accordance with customary accounting practices. These transactions between related companies include transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance companies and certain other material transactions and modifications to such transactions. In 2012, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, include this enterprise risk report. In addition, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit at least annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is a confidential internal assessment, appropriate to the nature, scale and complexity of an insurer, of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted and require an ORSA filing.
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
The state insurance regulators utilize a risk-based capital model to help assess the capital and surplus adequacy of insurance companies in relation to investment and insurance risks and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property-casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Under risk-based capital requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level risk-based capital. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2024, the Company’s U.S.-based insurance subsidiaries had total adjusted statutory capital of $643.0 million, which is in excess of the minimum risk-based capital requirement.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity laws and regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Most states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. We continue to monitor whether additional states in which we conduct business adopt the NAIC’s Insurance Data Security Model Law.
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
Geographic Information
For each of the years ended December 31, 2024, 2023 and 2022, 100% of our gross written premiums and net earned premiums were generated from policies issued to U.S.-based insureds.
Employees and Human Capital Resources
We believe that by understanding and leveraging the different dimensions of diversity in our workforce, we drive empowerment, collaboration and innovation needed to be a leader in our industry. As of December 31, 2024, we had 645 employees located in the United States and Bermuda, all but two classified as full-time.
Over the last year, our Diversity, Equity and Inclusion (DEI) Committee continued to make progress in bringing additional awareness and focus to diversity and inclusion throughout the company. The Committee is made up of employees from all segments, levels and office locations and represents a broad range of identities, experiences and perspectives. The primary objectives of the Committee is to identify opportunities to support the Company’s commitment to help all employees thrive professionally and enjoy a welcoming and respectful working environment. In 2024, the Committee’s actions were complemented by our three Employee Resource Groups, which offered all employees access to quarterly events and activities focused on awareness and learning, inclusion and career development.
We recognize the mutual benefits for our company and our employees to further their formal education and professional development. We offer all employees opportunities for career development through our Employee Development and Education Assistance program, mentorship program and access to interactive career guides. Additionally, employees have access to an online learning management system that hosts courses and modules across a wide range of topics.
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
We understand the critical role acknowledging employee contributions plays in improving morale and promoting a sense of purpose and appreciation. We have an Employee Recognition Program offering multiple channels for employees and managers to highlight each other’s accomplishments, mark service anniversaries, and celebrate life events. Employees can earn and award points under the program that they can use to purchase gift cards and merchandise or donate to charitable organizations.
We value the opinions and perspectives of our employees and use the feedback we receive throughout the year to help develop many of our company programs, policies, and benefits. We conduct an annual engagement survey to assess how motivated and engaged our employees are to perform their best each day. We periodically host voluntary focus groups to gain more perspective on our annual engagement survey findings and influence our strategy for the upcoming year. New hire feedback is collected following an employee’s first 30 days of employment, which allows us to reflect upon and improve aspects of our recruitment and onboarding processes. In addition to the formal surveys, we collect valuable input through our Employee Suggestion Program and pulse surveys where employees may express their feedback regarding any aspect of their employment with our company.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is https://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, https://jrvrgroup.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing to us at James River Group Holdings, Ltd., Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The information on our web site is not a part of this Annual Report.

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
•We rely on a select group of customers for a significant portion of our business, and the continued loss or termination of our relationship with any such customers, or a material reduction in their business, could materially adversely affect our rate of growth, results of operations and financial condition.
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
•We, or agents we have appointed, may act based on inaccurate or incomplete information regarding the accounts we underwrite, which may cause us to misunderstand the level of risk we are insuring.
•Agents may exceed their authority or commit fraud when binding policies on our behalf, which may expose us to reputational harm, regulatory intervention or adversely affect our financial condition and results of operations.
•We could be forced to sell investments to meet our liquidity requirements, causing us to incur losses on the investments.
•We may require additional capital in the future, which may not be available or available only on unfavorable terms.
•Our credit agreement contains financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our credit facility.
•We operate in a highly competitive environment, and may not be able to continue to compete effectively with larger or more well-established rivals.
•If we are unable to keep pace with the technological advancements in the insurance industry, our ability to compete effectively could be impaired.

•If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
•If California, Ohio or any other state in which our insurance companies are admitted significantly increase the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
•Our use of third-party claims administrators in certain lines of business may achieve less desirable results which could cause us to incur higher losses and loss adjustment expenses.
Risks Related to Taxation
•Changes in U.S. tax laws (including associated regulations) and the interpretation of certain provisions applicable to insurance businesses with U.S. operations, which may be retroactive, could have a significant impact on the Company and persons who own our shares.
•The Company and James River Group Holdings UK Limited (“James River UK”) may be (and JRG Re, prior to its disposition, may have been) subject to U.S. federal income taxation and our non-U.K. companies may be subject to U.K. taxation, which may have a material adverse effect on our operating results.
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
Risks Related to Ownership of Our Common Shares
•An adverse outcome of the disputes pertaining to the sale of JRG Re may have a material adverse effect on our financial position.
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
•The holder of the Series A Convertible Preferred Shares (the “Series A Preferred Shares”) holds 9.9% of our aggregate voting power and may have significant influence over matters requiring shareholder approval, and additionally, any sales of a significant number of common shares by the holder may have an adverse affect on our share price.
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
Our financial condition and results of operations depend upon our ability to assess accurately the potential losses and loss adjustment expenses under the terms of the insurance policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than current reserves. These estimates are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, climate change, economic and judicial trends, and legislative changes. We believe that the insurance we write is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business. We continually monitor reserves using new information on reported claims and a variety of statistical techniques.
In the insurance industry, there is always the risk that reserves may prove inadequate, and actual results always differ from our reserve estimates. It is possible for insurance companies to underestimate the cost of claims. Our estimates could prove to be low, and this underestimation could have a material adverse effect on our financial strength. For example, in our Excess and Surplus Lines segment, we experienced adverse development on the reserves for losses and loss adjustment expenses of: $76.7 million for the calendar year ended December 31, 2024, including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $32.6 million for the calendar year ended December 31, 2023, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021. We also previously experienced significant adverse development in our commercial auto business in our Excess and Surplus Lines segment, including $200.1 million for the calendar year ended December 31, 2021, and in our former casualty reinsurance segment, which we disposed of on April 16, 2024.
We cannot assure you that we will not have further adverse development in our business.
The uncertainties we encounter in establishing our reserves for losses and related expenses in connection with our insurance businesses include:
•    When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Losses can emerge many years after a policy has lapsed. Accordingly, our first notice of a claim or group of claims may arise many years after a policy has lapsed. Approximately 96% of our Excess and Surplus Lines net casualty loss reserves are associated with “occurrence form” policies at December 31, 2024.
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
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which could affect our ability to attract business, our cost of capital and our ability to retain or hire qualified personnel.
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
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. Although we believe that these probabilistic measures provide a meaningful indicator of the relative risk of certain events and changes to our business over time, these measures do not predict our actual exposure to, nor guarantee our successful management of, risks that could have a material adverse effect on our financial condition and results of operations.
A decline in our financial strength rating may result in a reduction of new or renewal business.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of insurers and reinsurers. A.M. Best has assigned a financial strength rating of “A-” (Excellent), which is the fourth highest of 13 ratings that A.M. Best issues, to each of James River Insurance, James River Casualty, Falls Lake Fire and Casualty, Falls Lake National and Stonewood Insurance. On December 20, 2023, A.M. Best announced that it revised the outlook on our financial strength rating from stable to negative on such entities. Also, on December 20, 2023, A.M. Best announced that it downgraded the financial strength rating of JRG Re, our former reinsurance subsidiary, from “A-” (Excellent) with a stable outlook to “B++” (good) with a negative outlook. A.M. Best announced that the ratings actions followed our announcements in November 2023 that we identified a material weakness in our internal control over financial reporting, that we entered into an agreement to sell JRG Re (which was completed on April 16, 2024), and that we were exploring strategic alternatives for the Company (which have since been completed as announced on November 11, 2024). On January 30, 2025, A.M. Best affirmed our “A-” (Excellent) financial strength rating. The negative outlook remained with a focus on 2025 plan execution.
A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not an evaluation directed to investors. A.M. Best periodically reviews our rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such an analysis include but are not limited to:
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
These and other factors could result in a downgrade of our rating. A downgrade of our rating could cause our current and future brokers and agents, retail brokers and insureds to choose other, more highly-rated competitors. A downgrade of this rating could also increase the cost or reduce the availability of reinsurance to us, trigger termination of reinsurance contracts, trigger termination rights in certain of our agreements with MGAs in our Specialty Admitted segment, or result in a default under our credit facility. See the Risk Factor “Our credit agreement contains financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facility.”
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate and may increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations. A downgrade below “A-” or withdrawal of any rating could severely limit or prevent us from writing new and renewal insurance contracts or entering into new programs in our Specialty Admitted segment. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”
If we are unable to retain key management and employees or recruit other qualified personnel, we may be materially adversely affected.
We believe that our future success depends, in large part, on our ability to retain our experienced management team and key employees and on our ability to recruit additional qualified employees to support our growth. For instance, our specialty insurance operations require the services of a number of highly experienced employees, including underwriters, to source quality business and analyze and manage our risk exposure. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all. Our competitors may offer more favorable compensation and/or permanent remote work arrangements to our key management or employees to incentivize them to leave our Company, or alternatively, to make it more difficult for us to recruit and hire new employees. Further, remote work by employees has allowed competitors that are located in different states or parts of the country to solicit our employees without requiring their relocation. Although we have employment agreements with most members of our senior management team, which include certain post-employment restrictions on engaging in businesses competitive with the Company, we do not have employment agreements with our senior underwriters or claims personnel. Our inability to attract and retain qualified personnel and the loss of services of key personnel could have a material adverse effect on our financial condition and results of operations.
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
We underwrite a significant portion of our insurance in (i) the Excess and Surplus Lines segment in Florida, California, Texas and New York, and (ii) the fronting and program business of the Specialty Admitted Insurance segment in Texas, California, North Carolina, Florida, and Illinois. Any economic downturn or reduced business activities in any such state, or other states where we conduct business, could have a material adverse effect on our financial condition and results of operations.
Higher than expected inflation could adversely affect the adequacy of our reserves by increasing average loss costs over time, negatively impact the values of our investments and our investment returns, and may increase our compensation expenses. Recent actions by the federal government, including without limitation with respect to international trade regulation, including tariffs, could lead to higher inflation.
We distribute products through a select group of brokers and agents, several of which account for a significant portion of our business, and such relationships may not continue, or if they do continue, the relationship may not be on favorable terms to us. In addition, reliance on brokers and agents subjects us to their credit risk.
We distribute our products through a select group of brokers and agents. In 2024:
•    the Excess and Surplus Lines segment conducted business with three brokers that produced an aggregate of $724.7 million in gross written premiums, or 71.3% of that segment’s gross written premiums for the year; and
•    the Specialty Admitted Insurance segment conducted business with two agencies that produced $239.5 million in gross written premiums, representing 57.7% of that segment’s gross written premiums for the year.
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
Certain premiums from policyholders, where the business is produced by brokers or agents, are collected directly by the brokers or agents and forwarded to our insurance subsidiaries. In most jurisdictions, when the insured pays its policy premium to brokers or agents for payment on behalf of our insurance subsidiaries, the premiums will be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premiums from that broker or agent. Consequently, we assume a degree of credit risk associated with brokers and agents. Where necessary, we review the financial condition of potential new brokers and agents before we agree to transact business with them. Although failures by brokers and agents to remit premiums have not been material to date, there may be instances where brokers and agents collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of premiums.
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
We rely on a select group of customers for a significant portion of our business, and the continued loss or termination of our relationship with any such customers, or a material reduction in their business, could materially adversely affect our rate of growth, results of operations and financial condition.
Our largest customer, an agent for the Specialty Admitted Insurance segment, accounted for approximately $175.7 million (12.3%) of our consolidated gross written premium from continuing operations in 2024. This same agent was our largest customer in 2023, accounting for approximately $163.1 million (10.8%) of our consolidated gross written premium from continuing operations in 2023. No other customer generated 10.0% or more of consolidated gross written premiums from continuing operations in 2024 or in 2023. As of December 31, 2024, this agent had given notice of its decision to non-renew or terminate its remaining programs with the Specialty Admitted Insurance segment, with the last program scheduled to end in mid-2025.
Our two largest customers in 2022, both agents for the Specialty Admitted Insurance segment, accounted for approximately $120.9 million (8.6%) and $110.9 million (7.9%) of our consolidated gross written premium from continuing operations in 2022. No customer generated 10.0% or more of consolidated gross written premiums from continuing operations for 2022.
The continued loss or termination of our relationship with our customers, or a material reduction in business with any such party, could materially adversely affect our rate of growth, results of operations and financial condition.
We may be unable to obtain reinsurance coverage at reasonable prices or on terms that provide us adequate protection.
We purchase reinsurance in many of our lines of business to help manage our exposure to insurance and reinsurance risks that we underwrite and to reduce volatility in our results.
The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, each of which can affect our business volume and profitability. The availability of reasonably affordable reinsurance is a critical element of our business plan. One important way we utilize reinsurance is to reduce volatility in claims payments by limiting our exposure to losses from large risks. Another way we use reinsurance is to purchase substantial protection against concentrated losses when we enter new markets. In addition, the ability to obtain reinsurance is critical to our fee-based fronting business. As a result, our ability to manage volatility and avoid significant losses, expand into new markets, grow by offering insurance to new kinds of enterprises, or grow our fronting business may be limited by the unavailability of reasonably priced reinsurance. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In such event, if we are unwilling to accept the terms or credit risk of potential reinsurers, we would have to reduce the level of our underwriting commitments, which would reduce our revenues. Reinsurance capacity has become more restricted making reinsurance placements more challenging in recent years.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions relate to risks that we cannot in turn exclude from the policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, and more exclusions, limiting the protection provided under the reinsurance contract. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. For example, certain reinsurers have excluded coverage for terrorist acts or priced such coverage at unreasonably high rates. Many direct insurers, including us, have written policies without terrorist act exclusions and in many cases we cannot exclude terrorist acts because of regulatory constraints. We may, therefore, be exposed to potential losses as a result of terrorist acts. See also “Item 1. Business — Purchase of Reinsurance.”
We are subject to credit risk with regard to our reinsurance counterparties, insurance companies with which we have a fronting arrangement and an indemnification arrangement we have with a former customer.
Although reinsurance makes the assuming reinsurer liable to us to the extent of the risk ceded, we are not relieved of our primary liability to our insureds as the direct insurer. At December 31, 2024, reinsurance recoverables on unpaid losses from our three largest reinsurers was $980.6 million in the aggregate and represented 49.1% of the total balance. Additionally, prepaid reinsurance premiums ceded to three reinsurers at December 31, 2024 was $108.5 million in the aggregate, or 36.6% of the total balance of prepaid reinsurance premiums. In addition to reinsurance purchased to manage our prospective business, we have three retroactive reinsurance arrangements on legacy books of business in the Excess & Surplus Lines segment: the first, a loss portfolio transfer reinsurance transaction on our legacy commercial auto lines business (the “Commercial Auto LPT”); the second, a combined loss portfolio transfer and adverse development cover reinsurance contract entered into in July 2024 on our Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned 2010-2023, excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “casualty subject business”) (the “E&S ADC”); and the third, an adverse development cover reinsurance contract entered into in November 2024 also covering the casualty subject business (the “E&S Top Up ADC”). At December 31, 2024, reinsurance recoverables on the Commercial Auto LPT were $36.6 million and reinsurance recoverables on the E&S ADC were $362.0 million. There were no reinsurance recoverables on the E&S Top Up ADC at December 31, 2024.
At December 31, 2024, all of our material reinsurance recoverable amounts are from companies with A.M. Best ratings of “A-” (Excellent) or better, or, if not rated by A.M. Best, have statutory surplus of $100 million or more, are collateralized by the reinsurer for our benefit through letters of credit or funds held in trust accounts, or represent recoverables from a state residual market for automobile insurance, but we cannot be sure that our reinsurers will pay all reinsurance claims on a timely basis or at all. Similarly, in our fronting business, which we conduct through our Specialty Admitted Insurance segment, we are primarily liable to the insureds because we have issued the policies. While we customarily require a collateral trust arrangement to secure the obligations of the insurance entity for which we are fronting, we do not obtain collateral in every instance. See also “Item 1. Business — Business Segments — Specialty Admitted Insurance Segment — Fronting & Program Business.” Reinsurers or fronting partners may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or for other reasons. The failure of a reinsurer or fronting partner to pay us does not lessen our contractual obligations to insureds. If a reinsurer or fronting partner fails to pay the expected portion of a claim or claims, our net losses might increase substantially and materially adversely affect our financial condition. Any disputes regarding reinsurance contracts, indemnification arrangements and related agreements could be time-consuming, costly and uncertain of success.
Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts and could, therefore, result in a downgrade of our own credit ratings. In addition, under the reinsurance regulations, in many states where our U.S. insurance subsidiaries are domiciled, certain reinsurers are required to collateralize their obligations to us and to the extent they do not do so, our ability for regulators to recognize this reinsurance will be impaired. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our allowance for credit losses on reinsurance balances. See also “Item 1. Business — Purchase of Reinsurance.”
We are exposed to credit risk relating to a set of insurance contracts previously issued to Rasier, under which the Company pays losses and loss adjustment expenses on the contracts. Rasier is contractually obligated to reimburse us for the losses and loss adjustment expenses paid on their behalf pursuant to indemnification agreements with it. This reimbursement obligation is supported by collateral posted for our benefit in a trust account from time to time. If Rasier fails to reimburse us, and the collateral posted for our benefit to support their reimbursement obligations is insufficient, our financial condition and results of operations could be materially adversely affected. See also “Item 1. Business — Purchase of Reinsurance — Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book.”
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may materially adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Examples of these claims and coverage issues include, but are not limited to:
•    Judicial or Legislative Expansion of Coverage Terms or Theories of Liability — Evolving regulations, potential new legislation and emerging expanded theories of liability can adversely impact the application of policy terms, coverage requirements, potential liability, and claims handling processes.
•    Economic and Political Factors, Social Inflation and Litigation Trends — Economic conditions, such as inflation, interest rate fluctuations, and market volatility and changes in the stability of the political environment can influence claim frequency and severity. For example, evolving legal interpretation and a rise in large jury awards can extend coverage beyond our initial underwriting intent, resulting in increased claim costs. Similarly, general economic inflation can increase medical, repair and replacement costs, leading to higher claim payouts.
•    Technological Advancements Leading to Changes in Insured's Business Model — The rapid adoption of technology has caused the continued evolution of business models and fundamental changes in consumer and human behavior leading to unintended and unanticipated expansions in exposure. One such recent example of this phenomenon is claims arising out of the use of personal property in commercial transactions related to the so-called "sharing economy."
•    Advancements in Bioengineering, Life and Food Sciences — The continued rapid advancement in bioengineering, life, food and other sciences may lead to the ingestion of and/or implantation of new compounds into the human body resulting in long-term unintended consequences. Previous and current examples of such exposures include asbestos, benzene, Diethylstilbestrol (DES), implantable medical devices (e.g., metal-on-metal hips), Nanotechnology, Bisphenol A (BPA) and Per- and Polyfluoroalkyl Substances (PFAS).
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
Our primary market risk exposures are to changes in interest rates and equity prices. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” A decline in interest rates reduces the return available on short-term investments and new fixed maturity investments (including those purchased for re-investment), thereby negatively impacting our net investment income on a going forward basis, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. Prior to 2022, interest rates had been at or near historic lows, limiting yields on fixed income investments and negatively impacting investment income. Increases in interest rates since 2022, while generating higher investment yields, led to declines in the fair values of our fixed income securities, influenced by the duration of our fixed income investments and the extent of interest rate increases. For example, for the year ended December 31, 2022, we experienced unrealized losses on fixed maturity investments of $193.0 million, which were recognized in other comprehensive loss. During 2023, the fair values of our fixed maturity securities recovered some of the unrealized losses with signs of inflation easing and optimism about future Federal Reserve interest rate cuts. Unrealized gains of $99.3 million were recognized in other comprehensive income for the year ended December 31, 2023. In 2024, interest rates rose moderately and $6.3 million of unrealized losses were recognized in other comprehensive loss for the year ended December 31, 2024. Some fixed income securities have call or prepayment options, which represent possible reinvestment risk in declining rate environments. Other fixed income securities such as mortgage-backed and asset-backed securities carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. In addition, individual securities in our fixed income securities portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.
In the event of a financial crisis, return to a high inflationary environment, or severe downturn in public debt and equity markets, we could incur substantial realized and unrealized investment losses in future periods, which could have a material adverse impact on our financial condition, results of operations, debt and financial strength ratings, insurance subsidiaries’ capital liquidity and ability to access capital markets.
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
We hold investments in bank loans (7.4% of the carrying value of our cash and invested assets (excluding restricted cash equivalents) as of December 31, 2024. Most of these loans are issued to sub-investment grade borrowers. While this class of investment has been profitable for us, a severe downturn in the markets could materially adversely affect the value of these investments, including the possibility that we would suffer substantial losses on this portfolio. As of December 31, 2024, the fair value of our investments in bank loans was $142.4 million.
As of December 31, 2024, we held equity investments of $7.7 million in non-public limited liability companies that have invested in renewable energy investments. We invested in the equity of these projects because we anticipate earning attractive risk-adjusted returns from these investments. However, our investments in these projects are illiquid and the ultimate results from these investments may be unknown for some time.
We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our invested assets also include interests in limited partnerships and privately held debt investments totaling $29.0 million at December 31, 2024. These investments were designed to provide diversification of risk and enhance the return on the overall portfolio. However, these investments entail substantial risks and are generally illiquid. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through application of our investment policy, which establishes investment parameters that include (but are not limited to) maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within guidelines established by the NAIC and various state insurance departments, as applicable.
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
Market disruptions like those experienced during the credit-driven financial market collapse in 2008, as well as the significant amount of capital allocated to alternative asset management, have led to increased governmental as well as self-regulatory scrutiny of the insurance industry in general. In addition, certain legislation proposing greater regulation of the industry is periodically considered by governing bodies of some jurisdictions as well as the U.S. federal government. The credit-driven financial market collapse in 2008 or other significant market disruptions may increase the likelihood that some increased regulation of the industry is mandated.
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
Additionally, the regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws governing the protection of personal and confidential information of our clients and employees, and new privacy laws have been adopted or are being considered at the state and federal level that may be applicable to us. The NAIC adopted an Insurance Data Security Model Law on October 24, 2017, which requires licensed insurance entities to comply with detailed information security requirements. Most states have either adopted the NAIC Insurance Data Security Model Law or similar laws that govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. It is not yet known whether, and to what extent, additional state legislatures or insurance regulators where we operate will enact the NAIC Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Further, several states have enacted privacy laws requiring specific disclosures regarding privacy practices and granting certain rights to consumers with respect to the use by companies of their personally identifiable information. There has also been proposed privacy legislation at the federal level. These new privacy laws may impose compliance costs, and ambiguities surrounding their applicability and interpretation may increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as class action litigation. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.
In addition to the complexity of existing laws and regulations, the development of new laws and regulations and changes in application or interpretation of current laws and regulations also increase our legal and regulatory compliance obligations and costs. The new presidential administration has to date proposed or promulgated numerous changes to laws and regulations that may impact our business and operations, the direct or indirect effect of which are not yet known.
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
Our admitted insurance subsidiaries are subject to extensive regulation, primarily by California (the domiciliary state for Falls Lake Fire and Casualty), Ohio (the domiciliary state for James River Insurance, James River Casualty, Stonewood Insurance and Falls Lake National), and to a lesser degree, the other jurisdictions in the United States in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write certain lines of business, capital and surplus requirements, reserve requirements, rate and form approvals, investment and underwriting limitations, affiliate transactions, dividend limitations, cancellation and non-renewal of policies, changes in control, solvency, receipt of reinsurance credit, accounting principles and a variety of other financial and non-financial aspects of our business. These laws and regulations are regularly re-examined and any changes in these laws and regulations or new laws or interpretations thereof may be more restrictive, could make it more expensive to conduct business or otherwise materially adversely affect our financial condition or operations. State insurance departments also conduct periodic examinations of the affairs of insurance companies and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense or other constraints that could materially adversely affect our ability to achieve some or all of our business objectives. Failure by any of our insurance subsidiaries to comply with applicable regulations could result in a requirement for that subsidiary to cease writing business.
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
The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital or “RBC,” that many states have adopted. This system establishes the minimum amount of risk-based capital necessary for an insurer to support its overall business operations. It identifies property-casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain adequate risk-based capital at the required levels could materially adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct their business. For additional information, see “Item 1. Business — U.S. Insurance Regulation — State Regulation.”
In addition, the various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include (i) requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, (ii) having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and (iii) expanding the types of agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by a state legislature and such state’s insurance regulator in order to be effective in that state. Each of California and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted the NAIC Amendments, including the enterprise risk report requirement.
In 2012, the NAIC also adopted the ORSA Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by a state legislature in order to be effective in that state. Each of California and Ohio, the states in which our U.S. insurance subsidiaries are domiciled, adopted the ORSA Model Act and require an ORSA filing.
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
Over the past several years, changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a substantial scientific opinion that global warming and other climate changes are increasing the frequency and severity of catastrophic weather and other events, such as hurricanes, fires, tornadoes, windstorms, floods and other natural disasters. Such changes make it more difficult for us to predict and model catastrophic events, reducing our ability to accurately price our exposure to such events and mitigate our risks. Any increase in the frequency or severity of natural disasters may adversely affect our financial condition and results.
We may have exposure to losses from terrorism for which we are required by law to provide coverage.
U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business — U.S. Insurance Regulation — Federal Regulation,” the Terrorism Acts require commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2027 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act.
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
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed, and we may determine to exit lines or classes of business that are affected. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially adversely affected. Any of these factors could lead to a material adverse effect on our business, financial condition and results of operations.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims or until they are recognized as profits. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment expense reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Such sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
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
•    replace capital lost in the event of adverse reserve developments;
•    satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;
•    meet rating agency or regulatory capital requirements; or
•    respond to competitive pressures.
Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. Further, any additional capital raised through the sale of equity could dilute shareholders’ ownership interest in the Company and would likely cause the value of our shares to decline. For example, in May 2021, we raised $192.1 million in equity capital (the “May Equity Offering”) to protect our balance sheet after experiencing $170.0 million of adverse development on our commercial auto business in the first quarter of 2021 almost entirely related to a previously canceled account that has been in run-off since 2019. In the May Equity Offering, we announced the offering of 6,497,500 shares at $31.00 per share the day after our shares had a closing market price equal to $46.50. Also, on March 1, 2022 we issued 150,000 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the "Series A Preferred Shares"), for an aggregate purchase price of $150 million, primarily to protect our balance sheet after experiencing $115.0 million of adverse reserve development in our former casualty reinsurance segment in the fourth quarter of 2021. The Series A Preferred Shares, among other things, have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares, pay dividends to the security holders at the initial rate of 7% of their liquidation preference of $1,000 per share per annum, include restrictions that may limit our ability to pay dividends to common shareholders and may not be redeemed at our election. See the Risk Factors "The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition" and "The amount of dividends that we may pay to our common shareholders is subject to restrictions pursuant to the terms of the Series A Preferred Shares, and we cannot assure you that we will declare or pay dividends on our common shares in the future."
Additionally, on November 11, 2024 we entered into (i) an amendment of the investment agreement with the holder of the Series A Preferred Shares, which provided for the conversion of 37,500 Series A Preferred Shares, having a liquidation value of $37.5 million, into common shares, and (ii) a subscription agreement to issue common shares with a value of $12.5 million. The price per share utilized for the share issuances pursuant to the two agreements was $6.40, resulting in the issuance of 7,812,500 common shares in the aggregate. The closing price of our common shares on November 11, 2024, the last completed trading day prior to our announcement of the share issuances was $6.62 per share. We also announced on November 11, 2024 that our quarterly dividend would be reduced to $0.01 per common shares from the $0.05 per common share that we had paid since March 2022.
Further, our ability to raise debt and certain types of equity capital may be constrained by covenants in our existing credit facility. See the Risk Factor “Our credit agreement contains financial and other covenants, the breach of which could result in acceleration of payment of amounts due under our credit facility” below. Additional capital raised through the issuance of debt would most likely result in creditors having rights, preferences and privileges senior or otherwise superior to those of our shareholders and may limit our flexibility in operating our business and make it more difficult to obtain capital in the future. Disruptions, uncertainty, or volatility in the capital and credit markets may also limit our access to capital required to operate our business. If we are not able to obtain adequate capital, or obtain it on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

Our credit agreement contains financial and other covenants, the breach of any of which could result in acceleration of payment of amounts due under our credit facility.
As of December 31, 2024, we had an outstanding unsecured balance of approximately $185.8 million in the aggregate under our bank credit agreement. The agreement contains certain financial covenants that require us to maintain consolidated net worth in excess of a specified minimum amount and a leverage ratio as of the end of any fiscal quarter not in excess of 0.35 to 1. The agreement contains other covenants which, among other things, require ongoing compliance with applicable insurance regulations and require each of our regulated insurance subsidiaries to maintain ratings from A.M. Best not lower than an A-. Breaches of any of the covenants could result in acceleration of our obligations to repay our outstanding indebtedness under such agreement if we are unable to obtain a waiver or amendment from our lender, and otherwise could impair our ability to borrow funds or result in higher borrowing costs.
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
We are committed to developing and maintaining information technology systems and data analytics that will allow our insurance subsidiaries to compete effectively. There can be no assurance that the development of current technology or data analytics for future use will not result in our being competitively disadvantaged, especially with those carriers that have greater resources. If we are unable to keep pace with the advancements being made in technology and data analytics (including the use of artificial intelligence to create efficiencies in the conduct of our business), our ability to compete with other insurance companies who have advanced technological or data analytics capabilities will be negatively affected. Further, if we are unable to effectively execute and update or replace our key legacy technology systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and our cost structure could be adversely affected.

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
Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled “Item 1. Business” or elsewhere in this Annual Report.
If California, Ohio or any other state in which our insurance companies are admitted significantly increases the assessments our insurance companies are required to pay, our financial condition and results of operations will suffer.
Our insurance companies are subject to assessments in California (the domiciliary state for Falls Lake Fire and Casualty), Ohio (the domiciliary state for James River Insurance, James River Casualty, Stonewood Insurance and Falls Lake National) and other states in which our insurance companies may be admitted, for various purposes, including the provision of funds necessary to fund the operations of the various insurance departments and the state funds that pay covered claims under certain policies written by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the insurer’s state within a particular line of business. As our insurance subsidiaries grow, our share of any assessments may increase. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our financial condition or results of operations.
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
More broadly, our tax positions could be materially adversely affected by several factors, including: new or changing tax laws both domestically and internationally, including regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration by the international community, the practices of tax authorities in jurisdictions in which we operate, and the resolution of issues arising from tax audits, examinations or assessments and any related interest or penalties. We are currently unable to predict whether such changes or events will occur and, if so, the ultimate impact on our business.
The Company and James River Group Holdings UK Limited may be subject to U.S. federal income taxation.
The Company is incorporated under the laws of Bermuda and James River UK is incorporated under the laws of England and Wales. JRG Re was incorporated under the laws of Bermuda prior to its sale by the Company. In general, a corporation organized under the laws of a foreign country or U.S. possession is subject to U.S. federal income tax on its net income only if it is considered as engaged in a U.S. trade or business. We believe that the activities of each of the Company’s non-U.S. holding companies and the historic activities of JRG Re, prior to its disposition, as contemplated, will not cause them to be treated as engaging in a U.S. trade or business and as such, will not be subject to current U.S. federal income taxation on their net income. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the “Code”), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and any such determination is essentially factual in nature and must be made annually. The IRS could assert that (1) our non-U.S. holding companies are engaged in a trade or business in the United States or, under the applicable income tax treaty, are engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S. federal income taxation, or (2) JRG Re, prior to its disposition, was engaged in a trade or business in the United States or, under the applicable income tax treaty, was engaged in a trade or business in the United States through a permanent establishment, and thus was subject to current U.S. federal income taxation. If our non-U.S. holding companies or JRG Re, prior to its disposition, were deemed to be engaged in a trade or business in the United States (or, under the applicable income tax treaty, were deemed to be so engaged through a permanent establishment), our non-U.S. holding companies or JRG Re, prior to its disposition, as applicable, would become subject to U.S. federal income tax on income “effectively connected” (or treated as effectively connected) with the U.S. trade or business and would become subject to the “branch profits” tax on earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of any subpart F insurance income we may have is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC (as defined below) and it is a U.S. 10% Shareholder (as defined below) or we earn related person insurance income and we satisfy the RPII Test (as defined below). We cannot assure you that U.S. persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income due to their ownership of our shares.
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
The United States has entered into intergovernmental agreements between the United States and Bermuda and between the United States and the United Kingdom (the “IGAs”), which potentially modify the FATCA withholding regime described above with respect to us and our common shares. There can be no certainty as to whether the Company will be treated as a FFI under FATCA. We strongly urge you to consult your own tax advisor regarding the potential impact of FATCA, the IGAs and any non-U.S. legislation implementing FATCA.
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
Tax laws and interpretations thereof, including with respect to whether a company is engaged in a U.S. trade or business, is a controlled foreign corporation (“CFC”), has related party insurance income, or is a PFIC (as defined in Section 1297(a) of the

Code), are subject to change, possibly on a retroactive basis. We are not able to predict if, when or in what form any guidance on such tax laws will be provided and whether such guidance will have a retroactive effect.
If reinsurance premiums previously paid by our U.S. subsidiaries to our non-U.S. subsidiaries did not historically reflect arm’s-length terms, the IRS could seek to recharacterize the payments in a way that is unfavorable to us.
The IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income in respect of payments among related parties to reflect an arm’s-length transaction. In the past, we have had in place intercompany loans from our U.S. subsidiaries to our parent company and intercompany reinsurance agreements among consolidated entities. We believe the terms of these transactions were appropriate and reflected arm’s-length arrangements and are consistent with all applicable rules and regulations. However, if the U.S. Department of the Treasury or the IRS reviews our former intercompany agreements and successfully asserts, under Section 482 or 845 of the Code, that the terms do not reflect arm’s-length transactions, we may owe additional tax.
Reduced tax rates for qualified dividend income may not be available in the future.
We believe that the dividends paid on our common shares should qualify (and should have historically qualified) as “qualified dividend income” as long as the common shares are listed on a national securities exchange and we are not (and were not) a PFIC. Qualified dividend income received by non-corporate U.S. persons is generally eligible for long-term capital gain rates. There has been proposed legislation before the U.S. Senate and House of Representatives that would exclude shareholders of certain foreign corporations from this advantageous tax treatment. If such legislation were to become law, non-corporate U.S. persons would no longer qualify for the reduced tax rate on the dividends paid by us.
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
U.S. persons who owned our shares prior to January 1, 2025 may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. person who owned any of our shares prior to January 1, 2025, could be subject to adverse tax consequences, including becoming subject to a greater tax liability than might otherwise apply and to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected.
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
We believe that we were not a PFIC for U.S. federal income tax purposes while we owned JRG Re, through which we conducted our casualty reinsurance business. Our belief that we were not a PFIC is based, in part, on the fact that we believe that we were a QIC engaged in the active conduct of an insurance business. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation. As a result, we cannot assure you that we, or one of our subsidiaries, will not have been deemed a PFIC by the IRS. If we, or one of our subsidiaries, were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
A non-U.S. corporation generally will be classified as a CFC if U.S. persons, each of whom owns, directly, indirectly, or constructively, at least 10% of the voting power or value of such corporation’s stock (“U.S. 10% Shareholders”), own in the aggregate more than 50% of the voting power or value of the stock of such corporation. Tax legislation enacted in 2017 eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under the CFC constructive ownership rules. As a result, our U.S. subsidiaries were deemed to own all of the stock of our non-U.S. subsidiaries prior to the disposition or dissolution of such non-U.S. subsidiaries (other than James River UK), for purposes of classifying those non-U.S. subsidiaries as CFCs. The legislative history under such tax legislation indicates that this change to the CFC constructive ownership rules was not intended to cause our then non-U.S. subsidiaries to be treated as CFCs with respect to a 10% U.S. Shareholder that is not related (within the meaning of Section 954(d)(3) of the Code) to our U.S. subsidiary. However, it is not clear whether the IRS or a court would interpret the change made by the tax legislation in a manner consistent with such indicated intent.
Under these rules, if a foreign corporation is a CFC, each U.S. 10% Shareholder who owns directly or indirectly shares of the CFC on the last day of the CFC’s taxable year must annually include in its taxable income its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. Subpart F income typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). In general (subject to the special rules applicable to “related person insurance income” described below), for purposes of taking into account insurance income, a foreign insurance company will be treated as a CFC if U.S. 10% Shareholders collectively own more than 25% of the voting power or value of the company’s shares at any point during any year. As discussed above, we cannot assure you that we were not previously a CFC. If you are a U.S. person, we strongly urge you to consult your own tax advisor concerning the CFC rules.
Related Person Insurance Income. Under proposed regulations, if (i) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect U.S. shareholders or persons related to such U.S. shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (ii) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares (together, the “RPII Test”), a U.S. person who owned any of our shares directly or indirectly on the last day of such taxable year would most likely be required to include its allocable share of our related person insurance income for such taxable year in its income, even if no distributions are made. We do not believe that the 20% gross insurance income threshold was met while we owned JRG Re. Additionally, certain proposed regulations would expand the scope of related person insurance income for the time in which we owned non-U.S. operating companies to potentially include all of the insurance income of our non-U.S. operating companies earned from reinsuring affiliates if such companies were majority owned (directly, indirectly or by application of certain constructive ownership rules) by U.S. persons. It is not certain whether any of these proposed regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the related person insurance income rules by the IRS, the courts, or otherwise, might have retroactive effect. Consequently, we cannot assure you that a person who was a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year in which we owned non-U.S. operating companies.
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
As discussed above, the OECD is coordinating a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we could be subject to additional taxes and costs for tax compliance.
In response to this initiative, Bermuda introduced the Corporate Income Tax Act 2023 (“CIT Act”) which is fully effective for tax years beginning on or after January 1, 2025. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). No tax is chargeable under the CIT Act until tax years starting on or after January 1, 2025. Provided that the Company is not part of a multi-national group, it is not currently expected to be subject to tax under the CIT Act and, under current Bermuda law, there is no other income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by the Company.

The Company has obtained from the Minister of Finance under The Exempted Undertaking Tax Protection Act of 1966, as amended (“EUTP Act”) an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to the Company or to any of its operations or its shares, debentures or other obligations, until March 31, 2035. The Company could be subject to taxes in Bermuda after that date. This assurance is subject to the proviso that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any property leased to the Company. In the event the Company is subject to tax under the CIT Act, this would supersede the assurance received from the Minister of Finance under the EUTP Act.
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
•    market reaction to adverse loss reserve development, or any entry into a loss portfolio or adverse development cover transaction;
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
•    catastrophes that are perceived by investors as impacting the insurance market in general;
•    changes in laws or government regulation, including tax or insurance laws and regulations;
•    potential characterization of us as a PFIC for periods prior to the dispositions of JRG Re;
•    general market, economic and political conditions;
•    changes in conditions or trends in our industry, geographies or customers;
•    arrival and departure of key personnel;
•    the number of common shares that are publicly traded;

•    the offering and issuance of common shares or other securities by us, sales of common shares by our directors or executive officers, or sales of a significant number of common shares issued upon conversion of additional Series A Preferred Shares; and
•    adverse resolution of litigation against us.
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
We are involved in disputes relating to the Stock Purchase Agreement and the sale of JRG Re to Fleming, which closed on April 16, 2024. An adverse outcome to these matters may have a material adverse effect on our financial position.
In accordance with the Stock Purchase Agreement, the cash portion of the purchase price (the “Closing Date Purchase Price”) received by the Company for the sale of JRG Re on April 16, 2024 (the “Closing Date”) was calculated based on an estimated closing statement, which in turn was based on an estimated balance sheet of JRG Re. Under the Stock Purchase Agreement, the estimated closing statement is subject to a post-closing adjustment process between the Company and Fleming to produce a final closing statement based on a final balance sheet of JRG Re as of the Closing Date.
Fleming delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given notice of its disagreement with Fleming’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to the losses recorded on JRG Re's operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was included in “Other Liabilities” on the Company's Balance Sheet at September 30, 2024 (and was paid to Fleming on October 18, 2024), and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by Fleming, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price beyond the $11.4 million downward adjustment already paid by the Company to Fleming.
As described in the Risk Factor below “Litigation and legal proceedings against us or our subsidiaries could have a material adverse effect on our business, financial condition and/or results of operations,” we are involved in litigation with Fleming regarding the Stock Purchase Agreement and related matters. The outcome of the disputes over the post-closing adjustment and the litigation with Fleming cannot be predicted and, if determined adversely, could require us to repay a significant portion of the purchase price paid by Fleming on the Closing Date, as well as significant damage amounts, which could have a material adverse effect on our financial position.
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
We believe that the outcome of these matters and other presently pending matters, individually and in the aggregate, are not reasonably likely to have a material adverse effect on our consolidated financial position. However, the outcomes of lawsuits cannot be predicted and, if determined adversely, could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our financial results.

In the future we may identify material weaknesses or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations. The occurrence of any such event may have a material adverse effect on our business and common share price.
In November 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While the material weakness has since been remediated, it is possible that additional material weaknesses may be identified.
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
Pursuant to the Investment Agreement dated February 24, 2022, as amended on November 11, 2024 (as so amended, the “Investment Agreement”) by and between the Company and GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC, GPC Partners has the right to designate one candidate for nomination for election to our board of directors for so long as GPC Partners and its Permitted Transferees (as defined in the Investment Agreement) continue to beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate at least 50% of the number of common shares beneficially owned by the Investors, on an as-converted basis, as of the issuance date of the Series A Preferred Shares. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the director designated by GPC Partners for nomination may differ from the interests of our security holders as a whole or of our other directors.
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
The conversion of our Series A Preferred Shares into common shares or payment of dividends on the Series A Preferred Shares in common shares would dilute the ownership interest of existing holders of our common shares. On November 11, 2024, pursuant to an amendment to the Investment Agreement, we converted 37,500 Series A Preferred Shares with a liquidation value of $37.5 million, into 5,859,375 common shares. Any sale of these common shares, or additional common shares obtained following conversion of the Series A Preferred Shares or payment of dividends on the Series A Preferred

Shares in common shares, would increase the number of common shares available for public trading, and may adversely affect prevailing market prices of our common shares.
The Series A Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to the rights of, our common shareholders, which could adversely affect our liquidity and financial condition.
The holders of our Series A Preferred Shares have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company before any payment may be made to holders of any other class or series of capital shares. In addition, dividends on the Series A Preferred Shares accrue and are cumulative at the initial rate of 7.0% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. Pursuant to the Amended and Restated Certificate of Designation pertaining to the Series A Preferred Shares, on October 1, 2029, and each five-year anniversary thereafter, the dividend rate on the liquidation preference will reset to a rate equal to the five-year U.S. treasury rate (calculated as set forth in the Certificate of Designations designating the Series A Preferred Shares (the “Certificate of Designations”)) plus 5.2%, up to a maximum dividend rate of 8.0%.
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
The Certificate of Designations limits our ability to pay dividends to our shareholders. If we pay cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common shares also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
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
We are a holding company that has no substantial operations of our own. Accordingly, we rely primarily on cash dividends or distributions from our operating subsidiaries to pay our operating expenses and any dividends that we may pay to shareholders. The payment of dividends by our insurance subsidiaries is limited under the laws and regulations of the applicable domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. As a result of such regulations, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited.
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our U.S. insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12 month period without advance regulatory approval. In Ohio, the domiciliary state of Falls Lake National, Stonewood Insurance, James River Insurance and James River Casualty, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of earned surplus of each of the companies, without obtaining regulatory approval. In California, the domiciliary state of Falls Lake Fire and Casualty, this limitation is the greater of statutory net income for the preceding calendar year or 10% of the statutory surplus at the end of the preceding calendar year, provided that such dividends may only be paid out of unassigned surplus without obtaining regulatory approval. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business — U.S. Insurance Regulation — State Regulation” for more information. In addition, dividends paid by our U.S. subsidiaries to our U.K. holding company are subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies.
The inability of our subsidiaries to pay dividends or make distributions to us, including as a result of regulatory or other restrictions or capital needs, may prevent us from paying our expenses or paying dividends to our shareholders.
Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.
Under U.S. federal income tax law, dividends paid by a U.S. corporation to a non-U.S. shareholder are generally subject to a 30% withholding tax, unless reduced by treaty. The income tax treaty between the United Kingdom and the United States (the “U.K. Treaty”) reduces the rate of withholding tax on certain dividends to 5%. Were the IRS to contend successfully that James River UK is not eligible for benefits under the U.K. Treaty, any dividends paid by James River Group, our U.S. holding company, to James River UK would be subject to the 30% withholding tax. Such a result would substantially reduce the amount of dividends that our shareholder may receive.
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
•    our shareholders may only remove directors for cause; and
•    there are advance notice requirements for shareholders with respect to director nominations and actions to be taken at annual meetings.
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
We intend to continue to grow our excess and surplus business, may attempt to enter new business lines, and may also face changes from market, legal or regulatory developments. Such growth, new business lines, and changes could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand and maintain our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth and other changes effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Further, our insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. At any given point in time, various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations in the United States. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in their jurisdiction to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which may not be permitted by the insurance departments of the states of domicile of our insurance subsidiaries. Further, we cannot assure that future changes to SAP or components of SAP or the grant of permitted accounting practices to our competitors will not have a negative impact on us.
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 1C.    CYBERSECURITY
The Company utilizes widely-recognized frameworks based on practices believed to be effective for managing cybersecurity risk, including the development of an organizational understanding of systems, assets, data and capabilities, and the development and implementation of safeguards and processes designed to ensure delivery of services and to detect, respond to and recover from cybersecurity events. Significant time and resources are devoted to the protection of the Company’s systems and data, including the staffing of an experienced internal cybersecurity team, the use of a variety of preventative, detective and recovery tools, and engagement with external service providers to bolster the Company’s cyber defense and response capabilities. Our Chief Information Officer (CIO) has more than 30 years of information technology and cybersecurity experience and our Chief Information Security Officer (CISO) has more than 15 years of direct cybersecurity experience. In addition, the Company’s Internal Audit team includes members with information technology and cybersecurity expertise and training.
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
Board Oversight
The Company’s Board of Directors provides oversight of the Company’s cybersecurity risks through its Audit Committee. Three of the eight members of the Board of Directors, all Audit Committee members, possess skills related to information technology and cybersecurity. The Audit Committee reviews the Internal Audit team’s cyber-related control audits to confirm that cyber risks are being appropriately managed and also reviews a periodic report produced by the CIO and CISO on the performance of the Company’s cybersecurity program. In addition, the CIO and CISO present a comprehensive cybersecurity update to the full Board of Directors on at least an annual basis.
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
Training
The Information Security Office conducts company-wide cybersecurity training, including through an annually required course of online training modules and a continuous email phishing test campaign. In addition, the CISO leads periodic cybersecurity tabletop exercises with company leadership to continually improve the organization’s preparedness for cyber incidents. These exercises consider real-world events that could impact the business and seek to fine-tune response activities in an effort to minimize future cybersecurity incident impacts.
See Item 1A. Risk Factors — General Risk Factors "We rely on our systems and employees, and those of certain third-party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cyber-security incidents, could materially adversely affect our operations" for additional discussion.
Item 2.    PROPERTIES
We lease co-working office space in Bermuda, where our principal executive office is located. We also lease offices in (1) Chapel Hill, North Carolina, where our U.S. holding company, James River Group is based, (2) Raleigh, North Carolina, where we conduct business in our Specialty Admitted Insurance segment and (3) Richmond, Virginia; Scottsdale, Arizona; and Atlanta, Georgia for the conduct of business in our Excess and Surplus Lines segment. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed.
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
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as lead plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as lead plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, plaintiff filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys' fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. On September 6, 2024, the plaintiff filed its Opposition to Motion to Dismiss and on October 8, 2024, the Company filed its Reply to the plaintiff's Opposition to Motion to Dismiss. On January 23, 2025 the court granted the Company's Motion to Dismiss with prejudice.
On March 11, 2024, the Company filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of

Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral argument on the motion to dismiss.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024 the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, and on January 17, 2025 the Company filed its reply to Fleming's opposition. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Item 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares began trading on the NASDAQ Global Select Market under the symbol “JRVR” on December 12, 2014. Prior to that time, there was no public market for our common shares. As of February 24, 2025, there were 4 holders of record of our common shares. A substantially greater number of holders of common shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
On February 20, 2025, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on March 31, 2025 to shareholders of record on March 10, 2025. We also paid a cash dividend of $0.01 per common share in the fourth quarter of 2024, preceded by quarterly dividends of $0.05 per common share from 2022 to the third quarter of 2024, and $0.30 per common share from 2017 to the fourth quarter of 2021. As described below, the amount of dividends that we may pay on our common shares is restricted by the terms of our Series A Preferred Shares.
We closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. Holders of the Series A Preferred Shares were initially entitled to a dividend at the rate of 7% of the $1,000 per share liquidation preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On the five-year anniversary of the Closing Date, and each five-year anniversary thereafter, the dividend rate would reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. On November 11, 2024, the Company amended the Certificate of Designations to, among other things, (i) convert 37,500 of the outstanding Series A Preferred Shares to common shares, (ii) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, and (iii) cap the dividend rate at 8%. Dividends on the Series A Preferred Shares accrue and are payable quarterly.
On February 20, 2025, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.0 million will be payable in cash on March 31, 2025 to shareholders of record on March 15, 2025. For the year ended December 31, 2024, cash dividends of $10.1 million were declared and paid on the Series A Preferred Shares. For the years ended December 31, 2023, and 2022, cash dividends of $10.5 million and $8.8 million were declared, respectively, of which $2.6 million was payable at December 31 of both years.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares limits our ability to pay dividends to our common shareholders. If we pay cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, we will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries satisfy certain capital requirements.
We are a holding company that has no substantial operations of our own, and we rely primarily on cash dividends or distributions from our subsidiaries to pay our operating expenses and dividends to shareholders. The payment of dividends by our insurance subsidiaries is limited under the laws and regulations of their respective domicile. These regulations stipulate the maximum amount of annual dividends or other distributions available to shareholders without prior approval of the relevant regulatory authorities. Additionally, dividends from our U.S. subsidiaries to our U.K. intermediate holding company are generally subject to a 5% withholding tax by the IRS. Under U.K. domestic law, no withholding tax is applied to dividends paid by U.K. tax resident companies. As a result of such regulations, or a change in applicable tax law, we may not be able to pay our operating expenses as they become due and our payment of future dividends to shareholders may be limited. See “Item 1A. Risk Factors — Risks Related to Ownership of Our Common Shares “—We depend upon dividends and distributions from our subsidiaries, and we may be unable to distribute dividends to our shareholders to the extent we do not receive dividends from our subsidiaries,” and “—Dividends paid by our U.S. subsidiaries to James River UK may not be eligible for benefits under the U.S.-U.K. income tax treaty.”
Additionally, the declaration, payment and amount of future dividends is further subject to the discretion of our board of directors. Our board of directors will give consideration to various risks and uncertainties, including those discussed under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report when determining whether to declare and pay dividends, as well as the amount thereof. Our board of directors may take into account a variety of factors when determining whether to declare any future dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and collateral and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, in addition to those relating to our Series A Preferred Shares, (5) the effect of a dividend or dividends upon our financial strength ratings and (6) any other factors that our board of directors deems relevant.
Performance Graph
The graph below compares the cumulative 5-Year total shareholder return of our common shares relative to the cumulative total returns of the Russell 2000 index and the S&P 500 Property and Casualty Insurance index. The calculation of cumulative total shareholder return assumes an initial investment of $100 and the reinvestment of all dividends, if any, for the period from December 31, 2019 through December 31, 2024. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among James River Group Holdings, Ltd., the Russell 2000 Index, and the S&P 500 Property & Casualty Insurance Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
James River Group Holdings, Ltd.
Russell 2000
S&P 500 Property & Casualty Insurance

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	12/19	12/20	12/21	12/22	12/23	12/24
James River Group Holdings, Ltd.	100.00	122.71	74.51	54.55	24.44	13.16
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P 500 Property & Casualty Insurance	100.00	106.96	127.58	151.65	168.05	227.67
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
Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under the heading “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read this discussion and analysis together with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K.
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
For the year ended December 31, 2024, approximately 76.2% of our gross written premiums and 88.7% of our net written premiums from continuing operations originated from the U.S. E&S lines market, which we believe puts us among the top three publicly traded insurers as ranked by highest concentrations of E&S risk. We also have a specialty admitted insurance business in the United States. We intend to concentrate substantially all of our underwriting in casualty insurance, and for the year ended December 31, 2024, 96.3% of our gross written premiums from continuing operations were derived from casualty insurance. We focus on writing business in specialty markets where our underwriters have particular expertise and where we have long-standing distribution relationships; maintaining a strong balance sheet with appropriate reserves; monitoring reinsurance recoverables carefully; managing our investment portfolio actively without taking undue risk; using technology to monitor trends in our business; responding rapidly to market opportunities and challenges; and actively managing our capital.
We report our continuing operations in three segments: Excess and Surplus Lines, Specialty Admitted Insurance, and Corporate and Other.
The Excess and Surplus Lines segment offers E&S commercial lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance and its wholly-owned subsidiary, James River Casualty. James River Insurance and James River Casualty are both non-admitted carriers. Non-admitted carriers writing in the E&S market are not bound by most of the rate and form regulations imposed on standard market companies, allowing them flexibility to change the coverage terms offered and the rate charged without the time constraints and financial costs associated with the rate and form filing process. In 2024, the average account in this segment (excluding commercial auto policies) generated annual gross written premiums of approximately $26,800. The Excess and Surplus Lines segment distributes its products primarily through wholesale insurance brokers. Members of our management team have participated in this market for over three decades and have long-standing relationships with the wholesale agents who place E&S lines accounts. The Excess and Surplus Lines segment produced 71.0% of our gross written premiums and 87.5% of our net written premiums for the year ended December 31, 2024.
The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets through its fronting business, where we retain a minority share of the risk and seek to earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators and MGAs. The Specialty Admitted Insurance segment produced 29.0% of our gross written premiums and 12.5% of our net written premiums for the year ended December 31, 2024.
The Corporate and Other segment consists of the management and treasury activities of our holding companies, equity compensation for the group, and interest expense associated with our debt.
Our discontinued operations include JRG Reinsurance Company Ltd. (“JRG Re”), which comprised the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties. On November 8, 2023, the Company entered into a definitive agreement to sell JRG Re. The sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
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

During 2022, Carolina Re commuted the outstanding obligations ceded under the intercompany quota-share reinsurance agreements back to the Company’s U.S.-based insurance subsidiaries with effect from January 1, 2022. Carolina Re concluded all operations and was dissolved in December 2023. During 2023, JRG Re commuted the outstanding obligations ceded under the intercompany quota share reinsurance agreements back to the Company's U.S.-based insurance subsidiaries with effect from January 1, 2023. We report all segment information in this ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
The A.M. Best Company financial strength rating for our group’s regulated insurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s evaluation of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our operating insurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
The financial strength ratings assigned by A.M. Best have an impact on the ability of our insurance subsidiaries to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that our subsidiaries receive. We believe the “A-” (Excellent) ratings assigned to our insurance subsidiaries allow our subsidiaries to actively pursue relationships with the agents and brokers identified in their marketing plans.
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
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums for the current year (excluding ceded earned premium associated adverse development covers covering prior accident years and net earned premium adjustments on certain reinsurance treaties with reinstatement premiums associated with prior years).
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
Adjusted net operating income is an internal performance measure used in the management of our operations. We believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, e) severance costs associated with terminated employees, and f) deemed dividends recorded with the amendment of the Series A Preferred Shares. Adjusted net operating income is a non-GAAP measure and should not be viewed as a substitute for net income calculated in accordance with GAAP. Our definition of adjusted net operating income may not be comparable to that of other companies. See

“Reconciliation of Non-GAAP Measures” for a reconciliation of income available to common shareholders to adjusted net operating income.
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
Unless specified otherwise, all references to our defined metrics above in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are for our business from continuing operations that is not subject to retroactive reinsurance accounting. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business not subject to retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
Critical Accounting Policies and Estimates
We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and which require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see “Notes to Consolidated Financial Statements” included in this Form 10-K.
Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We estimate the reserve using individual case-basis valuations of reported claims and statistical analysis. We believe that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the fronting and program business in the Specialty Admitted Insurance segment. In applying this judgment, we may establish reserves that differ from our internal actuaries’ estimate. We seek to establish reserves that will ultimately prove to be adequate. If we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends.
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

The Company’s gross reserve for losses and loss adjustment expenses at December 31, 2024 was $3,084.4 million. Of this amount, 73.3% relates to IBNR. The Company’s gross reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at December 31, 2024
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$449,449	$1,776,589	$2,226,038	79.8%
Specialty Admitted Insurance	374,992	483,376	858,368	56.3%
Total	$824,441	$2,259,965	$3,084,406	73.3%
The Company’s net reserve for losses and loss adjustment expenses prior to the $1.2 million allowance for credit losses on reinsurance recoverables at December 31, 2024 was $1,086.3 million. Of this amount, 63.5% relates to IBNR. The Company’s net reserve for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at December 31, 2024
	Case	IBNR	Total	IBNR % of Total
	($ in thousands)
Excess and Surplus Lines	$333,642	$612,823	$946,465	64.7%
Specialty Admitted Insurance	62,578	77,235	139,813	55.2%
Total	$396,220	$690,058	$1,086,278	63.5%
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
The table below quantifies the impact of extreme reserve deviations from our expected value at December 31, 2024. The total carried net reserve for losses and loss adjustment expenses for our continuing operations is displayed alongside 5th and 95th percentiles of likely ultimate net reserve outcomes. The carried reserve represents the Company's best estimate and approximates the 50th percentile. The estimates of these percentiles are a result of a reserve variability analysis which is part of our internal capital modeling efforts using a simulation approach.

Sensitivity	5th Pct.	Carried	95th Pct.
	(in thousands)
Reserve for losses and loss adjustment expenses	$1,034,470	$1,086,278	$1,149,771
Changes in reserves	(51,808)	—	63,493
The impact of recording the net reserve for losses and loss adjustment expenses at the highest value from the sensitivity analysis above would be to increase losses and loss adjustment expenses incurred by $63.5 million, reduce after-tax net income by $50.2 million, reduce shareholders’ equity by $50.2 million and reduce shareholders’ tangible equity by $50.2 million, in each case at or for the year ended December 31, 2024.
The impact of recording the net reserve for losses and loss adjustment expenses at the lowest value from the sensitivity analysis above would be to reduce losses and loss adjustment expenses incurred by $51.8 million, increase after-tax net income by $40.9 million, increase shareholders’ equity by $40.9 million, and increase tangible equity by $40.9 million, in each case at or for the year ended December 31, 2024. Such changes in the net reserve for losses and loss adjustment expenses would not have an immediate impact on our liquidity, but would affect cash flow and investment income in future periods as the incremental or reduced amount of losses are paid and investment assets adjusted to reflect the level of paid claims.
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
IBNR reserve estimates are inherently less precise than case reserve estimates. A 5% change in net IBNR reserves at December 31, 2024 would equate to a $34.5 million change in the reserve for losses and loss adjustment expenses at such date, a $27.3 million change in after-tax net income, a 5.9% change in shareholders’ equity and a 6.2% change in tangible equity, in each case at or for the year ended December 31, 2024.
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
We experienced $76.1 million of net adverse development in 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see “Retroactive Reinsurance Accounting” below). This reserve development included $76.7 million of net adverse development in the Excess and Surplus Lines segment and $607,000 of net favorable development in the Specialty Admitted Insurance segment.
We experienced $31.6 million of net adverse development in 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development subject to retroactive reinsurance accounting - see “Retroactive Reinsurance Accounting” below). This reserve development included $32.6 million of net adverse development in the Excess and Surplus Lines segment and $972,000 of net favorable development in the Specialty Admitted Insurance segment.
Investment Valuation and Impairment
We carry fixed maturity securities classified as “available-for-sale” at fair value, and unrealized gains and losses on such securities, net of any deferred taxes, are reported as a separate component of accumulated other comprehensive income (loss). Equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Certain restricted cash equivalents invested in funds with floating net asset values are measured at fair value with changes in fair value recognized in net income. At December 31, 2024, we do not have any securities classified as “held-to-maturity” or “trading.”
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at December 31, 2024, 2023, or 2022. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The Company elected the fair value option to account for bank loan participations. Under the fair value option, bank loan participations are measured at fair value, and changes in unrealized gains and losses in bank loan participations are reported in our Consolidated Statements of (Loss) Income and Comprehensive Loss as net realized and unrealized gains (losses) on investments. Losses due to credit-related impairments on bank loan participations are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors. For the years ended December 31, 2024, 2023, and 2022, management concluded that $3.3 million, $397,000, and $574,000 of the net realized and unrealized gains (losses) were due to credit-related impairments, respectively.
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
Investments for which external sources are not available or are determined by an investment manager not to be representative of fair value are recorded at fair value as determined by the investment manager. In determining the fair value of such investments, the investment manager considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers. There were no bank loan participations for which external sources were unavailable to determine fair value at December 31, 2024 or 2023.
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
Recent Accounting Pronouncements
Adopted Accounting Standards
The guidance in ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard effective with this Form 10-K by providing additional segment disclosures in Note 20. The new standard did not have a material impact on the Company's financial statements.
No accounting standards were adopted during the year ended December 31, 2024 that had a material impact on our financial statements.
Prospective Accounting Standards
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
The guidance in ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requires additional, disaggregated disclosure around certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on the disclosures in its financial statements.

There are no other prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2024.
Recent Strategic Actions
James River Group Holdings, Ltd.
In the fourth quarter of 2024, the Board of Directors concluded the strategic review process announced in November of 2023. While the strategic review process has been completed, in the ordinary course of business the Company and Board of Directors expect to consider opportunities consistent with its fiduciary duty.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River Insurance and James River Casualty (together, “James River”), entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (c) James River is entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at December 31, 2024.
Enstar Strategic Partnership
The Company commenced a multi-pronged strategic partnership with Enstar Group Limited (“Enstar”). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, which shares are in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River (“E&S Top Up ADC”), such transactions together, the “Enstar Transactions”. Pursuant to the E&S Top Up ADC, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. The Enstar Transactions closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the E&S Top Up ADC upon closing.
Series A Preferred Share Amendment
On November 11, 2024, the Company amended the Certificate of Designations held by GPC Partners to, among other things, (i) convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40 (the “Minimum Price”), (ii) increase the voluntary conversion price from 127.5% to 130% of the Minimum Price, (iii) increase the mandatory conversion price from 130% to 200% of the voluntary conversion price, (iv) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, (v) cap the dividend rate at 8%, (vi) eliminate the adverse development anti-dilution adjustment provision, and (vii) limit transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance below A- (Excellent), 19.9% of the voting equity.
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
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was paid to the Buyer on October 18, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
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
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. For the year ended December 31, 2024, the estimated loss on the sale was revised to $78.3 million. The loss on disposal for the year ended December 31, 2024 of $4.1 million includes the $2.1 million gain for the change in the estimated loss on sale and expenses incurred of $6.2 million.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes our results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums	$1,431,772	$1,508,660	(5.1)%
Net retention	40.6%	46.0%
Net written premiums	$580,854	$693,901	(16.3)%
Net earned premiums	$600,196	$708,005	(15.2)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(517,137)	(495,166)	4.4%
Other operating expenses	(188,613)	(188,355)	0.1%
Underwriting (loss) profit (1), (2)	(105,554)	24,484	—
Losses and loss adjustment expenses - retroactive reinsurance	(37,237)	(4,991)	646.1%
Net investment income	93,089	84,046	10.8%
Net realized and unrealized gains on investments	3,625	10,441	(65.3)%
Other income and expense	(14)	424	—
Interest expense	(24,666)	(24,627)	0.2%
Amortization of intangible assets	(363)	(363)	—
Impairment of intangible assets	—	(2,500)	—
(Loss) income from continuing operations before taxes	(71,120)	86,914	—
Income tax (benefit) expense on continuing operations	(7,634)	25,705	—
Net (loss) income from continuing operations	(63,486)	61,209	—
Net loss from discontinued operations	(17,634)	(168,893)	(89.6)%
Net loss	(81,120)	(107,684)	(24.7)%
Dividends on Series A Preferred Shares	(37,149)	(10,500)	253.8%
Net loss available to common shareholders	$(118,269)	$(118,184)	0.1%
Adjusted net operating (loss) income (1)	$(41,503)	$50,317	—
Ratios:
Loss ratio	86.2%	69.9%
Expense ratio	31.4%	26.6%
Combined ratio	117.6%	96.5%
Accident year loss ratio	66.2%	64.0%

(1)    Underwriting (loss) profit and adjusted net operating (loss) income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting results include gross fee income of $21.0 million and $24.2 million for the years ended December 31, 2024 and 2023, respectively.
The Company reported a net loss from continuing operations of $63.5 million for the year ended December 31, 2024 compared to net income from continuing operations of $61.2 million for the year ended December 31, 2023. The net loss from continuing operations in the current year was largely attributable to the Excess and Surplus Lines segment which was impacted by $76.7 million of net adverse reserve development (including a $52.2 million reserve charge upon execution of the E&S ADC in the third quarter) and $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in the fourth quarter. Adjusted net operating loss was $41.5 million for the year ended December 31, 2024 compared to adjusted net operating income of $50.3 million for the year ended December 31, 2023.
Underwriting results were a loss of $105.6 million (combined ratio of 117.6%) for the year ended December 31, 2024 compared to profit of $24.5 million (combined ratio of 96.5%) for the year ended December 31, 2023. The underwriting loss in the current year was largely driven by net adverse reserve development (see loss ratio discussion below) and the $52.8 million of ceded premium associated with the E&S Top Up ADC which increased our combined ratio by 9.5 points. Underwriting results for the years ended December 31, 2024 and 2023 also include $13.7 million and $16.4 million, respectively, of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 2.6 and 2.1 percentage point increase in our combined ratios in the respective years.
Our loss ratio increased from 69.9% in the prior year to 86.2% in the current year primarily driven by higher net adverse reserve development and the impact of the ceded premium associated with the E&S Top Up ADC (+7.0 points). Net adverse reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) was $76.1 million or 12.7 percentage points adverse for the year ended December 31, 2024 compared to $31.6 million or 4.5 percentage points adverse for the year ended December 31, 2023. The adverse reserve development for the year ended December 31, 2024 included $76.7 million of net adverse development in the Excess and Surplus Lines segment, including the $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment. The adverse reserve development for the year ended December 31, 2023 included $32.6 million of net adverse reserve development in the Excess and Surplus Lines segment and $1.0 million of net favorable development in the Specialty Admitted Insurance segment.
Our expense ratio increased from 26.6% in the prior year to 31.4% in the current year largely driven by higher compensation and bad debt expenses, and lower net earned premiums in the Excess and Surplus Lines segment which was impacted by the $52.8 million of ceded premium on the E&S Top Up ADC (+2.5 point impact on consolidated expense ratio), partially offset by a lower current year expense ratio for the Specialty Admitted Insurance segment driven by lower commissions and lower expenses for compensation and taxes, licenses, and fees.
Investment income grew by $9.0 million or 10.8% over the prior year principally driven by higher yields and higher invested assets in our continuing operations following the commutation of an internal quota share arrangement with JRG Re in the second and third quarters of 2023. Net realized and unrealized gains on investments for the year ended December 31, 2024 include $1.5 million of unfavorable mark-to-market adjustments on our equity securities and bank loan participations reflecting decreases in their fair values in the period compared to $12.8 million of favorable mark-to-market adjustments on equity securities and bank loan participations in the prior year (see “Investing Results” below).
On September 29, 2023, the Company completed the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized a $2.2 million gain on sale included in other income in the prior year representing the minimum guaranteed consideration to be received in the transaction. The Company also recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business.
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations for both periods include the operating results of JRG Re which were a loss of $13.6 million for the year ended December 31, 2024 compared to a loss of $33.9 million in the prior year. The losses from discontinued operations primarily reflect net adverse development of $7.1 million and $35.5 million in the respective years on treaties not subject to the loss portfolio transfer agreement previously entered into by JRG Re. The current year loss also reflects $9.5 million of realized and unrealized losses on fixed maturity securities. Discontinued operations in the current year also includes $6.2 million of certain transaction-related expenses associated with the sale and a change in the estimate of the loss on sale which together resulted in a $4.1 million loss on disposal in the current year. In the prior year, discontinued operations included $53.2 million of losses recognized on JRG Re's fixed maturity investments (the Company no longer had the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur), $1.4 million of professional services and other costs to sell JRG Re, and an $80.4 million loss on the held-for sale classification of JRG Re's net assets adjusting them down to the anticipated closing price in the transaction.
The Company accounted for the amendment of the Series A Preferred Shares on November 11, 2024 as an extinguishment of the pre-amendment Series A Preferred Shares due to the significance of qualitative and quantitative changes to the shares. The Company estimated the fair value of the new Series A Preferred Shares to be $133.1 million on the date of issuance and classified the new Series A Preferred Shares as mezzanine equity. The Company recorded deemed dividends of $27.0 million within retained deficit for the difference between the $144.9 million carrying value of the extinguished pre-amendment Series A preferred shares and the combined $133.1 million estimated fair value of the new Series A Preferred Shares and the $38.8 million fair value of the new common shares issued through conversion of Series A Preferred Shares in the amendment. Also included in the dividends on Series A Preferred Shares were declared dividends of $10.1 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively.
Adjusted net operating results declined from the prior year primarily reflecting lower underwriting results with a partial offset for higher investment income. Tangible equity decreased by 9.9% mainly due to the net loss in 2024. Tangible equity per share decreased 33.6% reflecting the net loss and dilution from the Enstar common share investment and the Series A Preferred Share amendment in the current year.

Loss Portfolio Transfers and Adverse Development Covers
Loss portfolio transfers and adverse development covers are forms of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. This reinsurance can bring economic finality (up to the limit of such agreements, if applicable) on the subject risks when they no longer meet the Company's risk appetite or are no longer aligned with the Company's risk management guidelines.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $459.3 million, $456.2 million and $391.8 million as of December 31, 2024, 2023, and 2022, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (c) James River is entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at December 31, 2024.
Adverse Development Cover
On November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited, entered into an adverse development cover agreement with James River (the “E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at December 31, 2024.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract and losses are within the limit. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$20,733	$15,742	$—
Adverse prior year development on subject business	3,051	64,403	46,697
Retroactive reinsurance benefits under the recovery method	(14,562)	(59,412)	(30,955)
Deferred retroactive reinsurance gain at end of period	$9,222	$20,733	$15,742

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$—	$—	$—
Adverse prior year development on subject business	48,748	—	—
Retroactive reinsurance benefits under the recovery method	—	—	—
Deferred retroactive reinsurance gain at end of period	$48,748	$—	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$20,733	$15,742	$—
Adverse prior year development on subject business	51,799	64,403	46,697
Retroactive reinsurance benefits under the recovery method	(14,562)	(59,412)	(30,955)
Deferred retroactive reinsurance gain at end of period	$57,970	$20,733	$15,742
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$1,017,029	$1,007,351	1.0%
Specialty Admitted Insurance	414,743	501,309	(17.3)%
	$1,431,772	$1,508,660	(5.1)%
Net written premiums:
Excess and Surplus Lines	$508,445	$589,551	(13.8)%
Specialty Admitted Insurance	72,409	104,350	(30.6)%
	$580,854	$693,901	(16.3)%
Net earned premiums:
Excess and Surplus Lines	$512,237	$609,566	(16.0)%
Specialty Admitted Insurance	87,959	98,439	(10.6)%
	$600,196	$708,005	(15.2)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 71.0% of our consolidated gross written premiums from continuing operations in 2024) increased 1.0% from the prior year reflecting growth in our casualty underwriting divisions, partially offset by a decline in Excess Property. Amid moderating rate increases and increased competition, we are remaining selective in our Excess Property portfolio. Total policy submissions for Core E&S lines (excluding commercial auto) in 2024 increased 7.5% from the prior year largely due to a 7.7% increase in new business submissions as the segment focused on growing new business with smaller account sizes. Renewal rates for the Excess and

Surplus Lines segment were up 9.0% compared to 2023. The change in gross written premiums was notable in several divisions as shown below:

	Year Ended December 31,
	2024	2023	% Change

Excess Casualty	$325,017	$339,870	(4.4)%
General Casualty	237,632	202,861	17.1%
Manufacturers & Contractors	176,494	180,074	(2.0)%
Excess Property	53,254	64,574	(17.5)%
Environmental	20,096	13,832	45.3%
All other Core E&S divisions	176,717	176,761	—%
Total Core E&S divisions	989,210	977,972	1.1%
Commercial Auto	$27,819	$29,379	(5.3)%
Excess and Surplus Lines gross written premium	$1,017,029	$1,007,351	1.0%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 29.0% of our 2024 consolidated gross written premiums) are as follows:

	Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Fronting and program premium	$410,391	$455,767	(10.0)%
Individual risk workers’ compensation premium	4,352	45,542	(90.4)%
Specialty Admitted gross written premium	$414,743	$501,309	(17.3)%
Our fronting written premium decreased from the prior year driven by the June 2023 non-renewal of a large California workers' compensation program which represented $21.3 million and $96.5 million of gross written premiums for the years ended December 31, 2024 and 2023, respectively. Excluding the non-renewed program, our fronting written premium increased 8.3% over the prior year driven primarily by the continued expansion of existing fronting relationships. Our largest fronting relationship represented $175.7 million or 42.4% of segment gross written premium in 2024 compared to $163.1 million or 32.5% in 2023. The Company has received notifications of non-renewal of the programs with this agent which will decrease future written premiums over time, and result in a run-off of the account beginning July 1, 2025. Individual risk workers' compensation premium declined due to the September 2023 sale of the renewal rights to that business.
Net Retention
The ratio of net written premiums to gross written premiums is referred to as our net premium retention. Our net premium retention by segment is as follows:

	Year Ended December 31,
	2024	2023
Excess and Surplus Lines	50.0%	58.5%
Specialty Admitted Insurance	17.5%	20.8%
Total	40.6%	46.0%
The lower net premium retention for the Excess and Surplus Lines segment in 2024 reflects the $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in the fourth quarter of 2024 and premium adjustments associated with prior years including reinstatement premium which reduced net written premiums and the net retention ratios. The premium adjustments totaled $13.7 million and $16.4 million in the years ended December 31, 2024 and 2023, respectively. In addition, the renewal of a quota share treaty, effective July 1, 2023, increased premium cessions across all underwriting divisions other than Excess Casualty and resulted in lower retentions for the segment.
The net premium retention for the Specialty Admitted Insurance segment decreased in 2024 as fronting business, where we retain a much smaller percentage, represents a greater portion of the book following the sale of the renewal rights to the individual risk workers' compensation business in the prior year third quarter. The net retention on the fronting business was

17.0% for the year ended December 31, 2024, up from 15.3% for the year ended December 31, 2023 due to the mix of business and changes in reinsurance as coverages renew.
Segment Results
The following table presents our combined ratios by segment:

	Year Ended December 31,
	2024	2023
Excess and Surplus Lines	115.1%	91.1%
Specialty Admitted Insurance	92.2%	95.9%
Total	117.6%	96.5%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums	$1,017,029	$1,007,351	1.0%
Net written premiums	$508,445	$589,551	(13.8)%
Net earned premiums	$512,237	$609,566	(16.0)%
Losses and loss adjustment expenses	(448,714)	(420,044)	6.8%
Underwriting expenses	(140,978)	(135,175)	4.3%
Underwriting (loss) profit (1)	$(77,455)	$54,347	—
Ratios:
Loss ratio	87.6%	68.9%
Expense ratio	27.5%	22.2%
Combined ratio	115.1%	91.1%
Accident year loss ratio	64.3%	61.9%

(1)    Underwriting (Loss) Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced an underwriting loss of $77.5 million (combined ratio of 115.1%) in 2024 compared to an underwriting profit of $54.3 million (combined ratio of 91.1%) in 2023. Underwriting results for the year ended December 31, 2024 were impacted by $76.7 million or 15.0 percentage points of net adverse reserve development, including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves). The underwriting loss also reflects $52.8 million of ceded premium recorded upon execution of the E&S Top Up ADC in the fourth quarter of 2024. The E&S Top Up ADC ceded premium increased the segment combined ratio by 10.7 points. Underwriting results for the year ended December 31, 2023 included $32.6 million or 5.3 percentage points of net adverse reserve development in our loss estimates for prior accident years.
Underwriting results for the years ended December 31, 2024 and 2023 also include $13.7 million and $16.4 million, respectively, of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 3.0 and 2.4 percentage point increase in the segment combined ratios in the respective years.
The higher loss ratio of 87.6% for the year ended December 31, 2024 as compared to the 68.9% loss ratio for the year ended December 31, 2023 primarily reflects the higher net adverse reserve development (15.0 percentage points in 2024 compared to 5.3 percentage points in 2023), and an 8.2 point increase in 2024's ratio due to the E&S Top Up ADC ceded premium. The impact of the premium adjustments was a 2.3 and 1.8 percentage point increase in the segment loss ratios in the respective years.
The expense ratio increased from 22.2% in 2023 to 27.5% in 2024 reflecting higher compensation and bad debt expenses, and lower net earned premiums including a 2.5 point increase in the 2024 expense ratio due to the E&S Top Up ADC ceded premium of $52.8 million.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Year Ended December 31,
	2024	2023	% Change
	($ in thousands)
Gross written premiums	$414,743	$501,309	(17.3)%
Net written premiums	$72,409	$104,350	(30.6)%
Net earned premiums	$87,959	$98,439	(10.6)%
Losses and loss adjustment expenses	(68,423)	(75,122)	(8.9)%
Underwriting expenses	(12,663)	(19,240)	(34.2)%
Underwriting profit(1), (2)	$6,873	$4,077	68.6%
Ratios:
Loss ratio	77.8%	76.3%
Expense ratio	14.4%	19.6%
Combined ratio	92.2%	95.9%
Accident year loss ratio	78.5%	77.3%

(1)    Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)    Underwriting profit includes fee income of $21.0 million and $24.2 million for the years ended December 31, 2024 and 2023, respectively.
The Specialty Admitted Insurance segment generated underwriting profits of $6.9 million and $4.1 million (combined ratios of 92.2% and 95.9%) for the years ended December 31, 2024 and 2023, respectively.
Lower written and earned premium volumes in 2024 reflect the Company's actions to reduce the workers' compensation book of business in the segment, including the non-renewal of a large California workers' compensation program and the sale of the renewal rights to the individual risk workers’ compensation business in the prior year.
Net favorable development in our loss estimates for prior accident years was $607,000 and $1.0 million (0.7 and 1.0 percentage points) for the years ended December 31, 2024 and 2023, respectively. The favorable development in both 2024 and 2023 was attributable to lower than expected loss emergence in the workers’ compensation book for prior accident years. The higher current accident year loss ratio in 2024 was primarily driven by changes in the mix of business for the segment.
The segment expense ratio for 2024 benefited from lower commissions driven by sliding scale and other adjustments on certain programs, as well as lower expenses for compensation and taxes, licenses, and fees following the reductions to our workers' compensation book in the prior year. The sale of the renewal rights to the individual risk workers' compensation business included the transfer of employees associated with the business.
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
Total operating expenses of the Corporate and Other segment were $35.0 million and $33.9 million for the years ended December 31, 2024 and 2023, respectively. The higher current year expenses as compared to the prior year were largely driven by higher compensation and insurance costs.
Investing Results
Net investment income was $93.1 million for the year ended December 31, 2024 compared to $84.0 million in the prior year. The Company's private investments generated income of $4.9 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. Excluding private investments, our net investment income for the year ended December 31, 2024 increased 11.7% over the prior year principally due to higher yields on cash, cash equivalents, restricted cash equivalents, and short-term investments.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Fixed maturity securities	$48,262	$49,793
Bank loan participations	16,992	11,984
Equity securities	7,424	6,548
Other invested assets:
Renewable energy investments	1,878	3,143
Other private investments	2,977	1,906
	4,855	5,049
Cash, cash equivalents, restricted cash equivalents, and short-term investments	19,249	13,703
Gross investment income	96,782	87,077
Investment expense	(3,693)	(3,031)
Net investment income	$93,089	$84,046
The following table summarizes our investment returns:

	Year Ended December 31,
	2024	2023
Annualized gross investment yield on:
Average cash and invested assets	4.8%	4.6%
Average fixed maturity securities	4.5%	4.4%
Of our total cash and invested assets of $1,914.7 million at December 31, 2024 (excluding restricted cash equivalents), $362.3 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,189.7 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income or loss. Also included in our investments are $142.4 million of bank loan participations, $86.5 million of equity securities, $97.1 million of short-term investments, and $36.7 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At December 31, 2024 and 2023, the fair value of these securities was $142.4 million (aggregate unpaid principal balance of $149.4 million) and $156.2 million (aggregate unpaid principal balance of $164.3 million), respectively.
The Company invests selectively in private debt and equity opportunities. These investments comprise the Company’s other invested assets and are primarily focused in renewable energy, limited partnerships, and notes receivable for structured private specialty credit. Equity interests in various renewable energy LLCs generated investment income of $1.7 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. The Company’s former Non-Executive Chairman invested in certain of these LLCs. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. We received proceeds of $2.0 million and $3.6 million from these sales during the years ended December 31, 2024 and 2023. The remaining investments had a carrying value of $7.7 million at December 31, 2024.
Investments in loans for renewable energy projects had investment income of $138,000 and $244,000 for the years ended December 31, 2024 and 2023, respectively. During 2024, the Company received the remaining principal of $1.4 million on the notes receivable. The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Investment income from these partnerships was $2.4 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively . Together, these limited partnerships had a carrying value of $15.1 million at December 31, 2024. Income from the Company’s investments in renewable energy LLCs and limited partnerships is recognized under the equity method of accounting. At December 31, 2024, the Company held $13.9 million in two notes receivable for structured private credit. Previously, the Company held $4.5 million of subordinated notes issued by a bank holding company that matured on August 12, 2023. The Company’s former Non-Executive Chairman was previously the Lead Independent Director of the bank holding company and an investor in the bank holding company. Interest income from both notes was $584,000 and $340,000 for the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, the Company recognized net realized and unrealized investment gains of $3.6 million, including $1.1 million of net realized investment losses on the sale of fixed maturity securities, $3.2 million of net realized investment losses on the sale of bank loans securities, $9.6 million of net realized investment gains on the sale of equity securities, $620,000 of losses for the change in fair value of bank loans, $873,000 of losses for the change in fair value of equity securities, and an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis.
For the year ended December 31, 2023, the Company recognized net realized and unrealized investment gains of $10.4 million, including $339,000 of net realized investment losses on the sale of fixed maturity securities, $3.5 million of net realized investment losses on the sale of bank loans, $1.5 million of net realized investment gains on the sale of equity securities, $9.0 million of gains for the change in fair value of bank loans, and $3.7 million of gains for the change in fair value of equity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred.
Management concluded that none of the fixed maturity securities with an unrealized loss at December 31, 2024 or 2023 experienced an other-than-temporary credit related impairment. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
At December 31, 2024, our available-for-sale fixed maturity securities had net unrealized losses of $88.6 million representing 6.9% of the amortized cost of the portfolio. Additionally, at December 31, 2024, 100.0% of our fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or had an equivalent rating from another nationally recognized statistical rating organization. The average duration of our invested assets and cash, excluding restricted cash, was 3.4 years at December 31, 2024.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	December 31, 2024			December 31, 2023
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$223,009	$196,564	16.5%	$273,462	$248,837	18.8%
Residential mortgage-backed	352,064	326,227	27.4%	336,064	317,928	24.0%
Corporate	503,610	475,485	40.0%	530,408	505,728	38.2%
Commercial mortgage and asset-backed	178,238	170,458	14.3%	235,302	222,853	16.8%
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	20,999	1.8%	29,900	29,130	2.2%
Total fixed maturity securities, available-for-sale	$1,278,337	$1,189,733	100.0%	$1,405,136	$1,324,476	100.0%

The following table sets forth the composition of the Company’s portfolio of fixed maturity securities by rating as of December 31, 2024:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$230,065	19.4%
AA	491,953	41.3%
A	335,313	28.2%
BBB	132,402	11.1%
Below BBB and unrated	—	—%
Total	$1,189,733	100.0%
At December 31, 2024, our portfolio of available-for-sale fixed maturity securities contained corporate fixed maturity securities with a fair value of $475.5 million. A summary of these securities by industry segment is shown below as of December 31, 2024:

Industry	Fair Value	% of Total
	($ in thousands)
Industrials and other	$81,563	17.2%
Consumer Discretionary	41,672	8.8%
Financial	190,027	40.0%
Health Care	34,807	7.3%
Consumer Staples	36,124	7.5%
Utilities	91,292	19.2%
Total	$475,485	100.0%
Corporate available-for-sale fixed maturity securities include publicly traded securities and privately placed bonds as shown below as of December 31, 2024:

Public/Private	Fair Value	% of Total
	($ in thousands)
Publicly traded	$437,936	92.1%
Privately placed	37,549	7.9%
Total	$475,485	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due in:
One year or less	$23,591	$23,350	2.0%
After one year through five years	325,901	318,588	26.8%
After five years through ten years	252,201	227,714	19.1%
After ten years	146,342	123,396	10.4%
	748,035	693,048	58.3%
Residential mortgage-backed	352,064	326,227	27.4%
Commercial mortgage and asset-backed	178,238	170,458	14.3%
Total	$1,278,337	$1,189,733	100.0%

Other Income and Expense
Other income and expense items netted to expense of $14,000 and income of $424,000 for the years ended December 31, 2024 and 2023, respectively. Included in 2024 are non-operating expenses of $6.1 million primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives, partially offset by $5.4 million of broker incentive rebates in the Excess and Surplus Lines segment and $660,000 of income related to interest income from trust preferred securities and distributions from a joint venture interest. Included in 2023 are a $2.2 million gain on the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment, $1.3 million of broker incentive rebates in the Excess and Surplus Lines segment, and $693,000 of income related to interest income from trust preferred securities and distributions from a joint venture interest, partially offset by non-operating expenses of $3.8 million primarily consisting of legal fees related to a purported class action lawsuit and legal and other professional fees and other expenses related to various strategic initiatives including the sale of renewal rights to the IRWC business in the Specialty Admitted Insurance segment.
Interest Expense
Interest expense was $24.7 million and $24.6 million for the years ended December 31, 2024 and 2023, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” below for information regarding our senior debt facilities and trust preferred securities.
Amortization of Intangibles
The Company recorded $363,000 of amortization of intangibles in each of the years ended December 31, 2024 and 2023.
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
On September 29, 2023, the Company completed the sale of the renewal rights to the IRWC business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset in 2023 associated with the IRWC business.
The Company completed its impairment tests and fair value analysis for goodwill and other intangible assets during the fourth quarter of 2024 and 2023. No impairment was present for the years ended December 31, 2024 or 2023 except for the $2.5 million related to the trademark intangible asset in 2023 as mentioned above.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income reported by country and the respective tax rates imposed by each tax jurisdiction. For the years ended December 31, 2024 and 2023, our effective tax rate was 10.7% and 29.6%, respectively. The Company does not receive a U.S. tax deduction for losses in Bermuda. Bermuda had losses in both years because of Bermuda holding company expenses. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
The Company has a deferred tax asset of $18.6 million at December 31, 2024 associated with unrealized losses in the Company’s available-for-sale fixed maturity securities portfolio. The unrealized losses are attributable to changes in market interest rates and other economic factors rather than credit-related factors of the issuers. The Company does not intend to sell available-for-sale debt securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their fair value to their amortized cost basis occurs. The Company’s hold to recovery assertion related to investments in an unrealized loss position is considered a tax planning strategy. Both the cash generated by the Company from operating activities and the unused capacity on the Company’s unsecured revolving credit facilities reduce the likelihood of having to sell debt securities in an unrealized loss position. As a result, the Company has concluded that no valuation allowance is required for the deferred tax asset associated with unrealized losses on its investments at December 31, 2024.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For a discussion of our results for the year ended December 31, 2023 as compared to year ended December 31, 2022, please refer to our 2023 Form 10-K filed with the SEC on February 29, 2024.
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
The following table summarizes our total cash flows including both continuing and discontinued operations, consistent with the presentation in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(203,341)	$118,719	$221,524
Investing activities	307,032	16,732	(328,154)
Financing activities	(28,846)	(21,115)	89,671
Change in cash and cash equivalents	74,845	114,336	(16,959)
Change in restricted cash equivalents (operating activities)	(43,744)	(30,766)	1,210
Change in cash, cash equivalents, and restricted cash equivalents	$31,101	$83,570	$(15,749)
Cash used in operating activities excluding restricted cash equivalents of $203.3 million for the year ended December 31, 2024 principally reflects $313.2 million and $52.8 million of reinsurance premium paid in 2024 related to the E&S ADC and E&S Top Up ADC, respectively. Cash provided by operating activities excluding restricted cash equivalents of $118.7 million and $221.5 million for the years ended December 31, 2023 and 2022, respectively, was driven by the growth in our U.S. segments and the collection of premiums receivable at a quicker rate than payments of loss and loss adjustment expenses. The cash provided by operating activities declined in 2023 relative to 2022 due to the suspension of underwriting activities of JRG Re in 2023. Cash (used in) provided by operating activities from continuing operations excluding restricted cash equivalents was $(178.2) million, $234.6 million, and $246.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, compared to cash used in operating activities of discontinued operations of $25.1 million, $115.9 million, and $25.1 million in the respective years.
Cash provided by investing activities of $307.0 million in 2024 reflects the $96.4 million of proceeds from the sale of JRG Re and the sale of investments to fund the reinsurance premiums for the E&S ADC and E&S Top Up ADC. In 2023, cash provided by investing activities of $16.7 million was driven by the suspension of underwriting activities of JRG Re and the withdrawal of invested assets in that company to fund claims and operating expenses. Cash used in investing activities for 2022 of $328.2 million reflects our efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash and cash equivalents (excluding restricted cash equivalents) comprised 18.9%, 13.9%, and 7.3% of total cash and invested assets at December 31, 2024, 2023, and 2022, respectively. Cash provided by (used in) investing activities from continuing operations was $243.9 million, $(98.4) million, and $(336.7) million for the years ended December 31, 2024, 2023, and 2022, respectively, compared to cash provided by investing activities of discontinued operations of $63.1 million, $115.1 million, and $8.5 million in the respective years.
Cash (used in) provided by financing activities above relate entirely to continuing operations for all years. Cash used in financing activities of $28.8 million for the year ended December 31, 2024 includes a $21.5 million repayment of an unsecured loan under the 2017 facility, $12.5 million received for the common share investment by Enstar, $12.8 million of dividends paid on the Series A Preferred Shares, $6.2 million of dividends paid to common shareholders, and $847,000 of payroll taxes withheld and remitted on net settlement of restricted share units (“RSUs”). Cash used in financing activities of $21.1 million for the year ended December 31, 2023 includes $7.7 million of dividends paid to common shareholders, $10.5 million of dividends paid on the Series A Preferred Shares, $1.1 million of paid issuance costs related to the amendment of the 2013 Facility in July, 2023, and $1.7 million of payroll taxes withheld and remitted on net settlement of RSUs. Cash provided by financing activities of $89.7 million for the year ended December 31, 2022 includes $144.9 million of net proceeds (after expenses) from the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022. The proceeds were used for general corporate purposes and to repay $40.0 million of loans outstanding on the 2017 Facility (as defined below) on March 28, 2022. Financing activities for the year ended December 31, 2022 also include $7.8 million of dividends paid to common shareholders, $6.1 million of dividends paid on the Series A Preferred Shares, and $1.3 million of payroll taxes withheld and remitted on net settlement of RSUs.
As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheet. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book” below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See Item 1. Business—U.S. Insurance Regulation—State Regulation” for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2025 without regulatory approval is $64.3 million.
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided, that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. For the years ended December 31, 2024, 2023, and 2022, cash dividends of $10.1 million, $10.5 million, and $8.8 million were declared, respectively. Cash dividends paid were $12.8 million, $10.5 million, and $6.1 million in the respective years.
At December 31, 2024, our Bermuda holding company had $64.5 million of cash and cash equivalent assets. Our U.S. holding company had $9.5 million of cash and invested assets at December 31, 2024, comprised of cash and cash equivalents of $6.0 million, preferred stock of $3.1 million, and other invested assets of $464,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than $10,000 at December 31, 2024.
Credit Agreements
The Company has a $257.5 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2024:
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin (1.75% at December 31, 2024), which is subject to change according to terms in the credit agreement. At December 31, 2024 and 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
•    A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2024, the Company had $7.5 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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

Additionally, the Third Amended and Restated Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or one or more financial institutions which were not previously party to the Third Amended and Restated Credit Agreement (with the consent of the administrative agent) provide it with increases in the secured or unsecured revolving credit facilities of up to an aggregate of $100.0 million, which is unchanged from the accordion feature set forth in the Second Amended and Restated Credit Agreement. The Company’s ability to request such increases in the revolving credit facility is subject to its compliance with customary conditions set forth in the Third Amended and Restated Credit Agreement.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2024.
On August 2, 2017, the Company and its former wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provided the Company with a revolving line of credit of up to $100.0 million, which was used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit were used to finance the Borrowers’ general corporate purposes. Obligations under the 2017 Facility carried a variable rate of interest subject to terms in the credit agreement.
The 2017 Facility was amended from time to time since its inception in 2017, including on April 16, 2024 in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled. The 2017 Facility was terminated in November 2024.
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR and 3.85% margin plus a spread adjustment of 0.26%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at December 31, 2024, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2024 (including the Company’s repurchase of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of December 31, 2024.
At December 31, 2024 and December 31, 2023, the Company's leverage ratio was 26.6% and 26.0%, respectively. The leverage ratio is defined in our senior credit agreements as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the years ended December 31, 2024, 2023, and 2022 our net premium retention was 40.6%, 46.0% and 47.1%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of December 31, 2024:

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
The Commercial Auto LPT with Aleka reinsures substantially all of the Excess and Surplus Lines segment’s legacy portfolio of commercial auto policies previously issued to Rasier. See “Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book” below for further information on this reinsurance agreement.
The E&S ADC with State National applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates. See “Combined Loss Portfolio Transfer and Adverse Development Cover” above for further information on this reinsurance agreement.
The E&S Top Up ADC with Enstar, through its subsidiary Cavello Bay Reinsurance Limited, reinsures 100% of the losses associated with James River’s Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. See “Enstar Strategic Partnership” above for further information on this reinsurance agreement.
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of December 31, 2024:

Line of Business	Coverage
Casualty
Auto Programs	Quota share coverage for 62.5%-100% of limits up to $1.5 million liability and $1.5 million physical damage per occurrence.
General Liability & Professional Liability – Programs	Quota share coverage for 62.5%-100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for at least 85% of limits up to $10.0 million per occurrence, and 82% of excess of loss coverage for $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Excess Property	Quota share coverage for 100% of limits up to $53.0 million per occurrence.
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
For individual risk workers' compensation business, now in runoff, we purchased $29.5 million excess of $500,000 per occurrence. This coverage expired on December 31, 2023.
In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At December 31, 2024, the allowance for credit losses on reinsurance recoverables was $1.2 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At December 31, 2024, we had reinsurance recoverables on unpaid losses of $1,996.9 million (net of a $1.2 million allowance for credit losses) and reinsurance recoverables on paid losses of $101.2 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as its A.M. Best rating as of December 31, 2024:

Reinsurer	Reinsurance Recoverable as of December 31, 2024	A.M. Best Rating December 31, 2024
	(in thousands)
Swiss Reinsurance America Corporation	$398,482	A+
State National Insurance Company (E&S ADC)	365,549	A
Berkley Insurance Company	216,574	A+
Hannover Ruck SE	88,860	A+
Peak Reinsurance Company	61,278	A-
Motors Insurance Corporation	51,389	A
Endurance Assurance Corporation	45,111	A+
American European Insurance Company	44,042	B-(2)
SiriusPoint America Insurance Company	40,038	A-
Aleka Insurance Company (Commercial Auto LPT)	35,315	Unrated(1)
Top 10 Total	1,346,638
Other	650,275
Total	$1,996,913
(1)    This reinsurer is unrated. All material reinsurance amounts from this reinsurer are collateralized.
(2)    This reinsurer is below A-. All material reinsurance recoverable amounts from this reinsurer are collateralized.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $114.2 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $459.3 million at December 31, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2024, the balance in the Indemnity Trust was $64.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $82.1 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2024, the balance in the LPT Trust was $30.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial

Auto LPT was $37.8 million. At December 31, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $36.6 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2024, the balance in the Loss Fund Trust was $28.7 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Ratings
The A.M. Best Company financial strength rating for our group’s regulated U.S. subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The rating for our U.S. operating insurance companies of “A-” (Excellent) is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
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
Series A Preferred Shares
The Company closed on the issuance and sale of 150,000 Series A Preferred Shares on March 1, 2022 for an aggregate purchase price of $150.0 million, or $1,000 per share, in a private placement. The Series A Preferred Shares are convertible into the Company’s common shares at the option of the holder at any time, or at the Company’s option under certain circumstances. Dividends on the Series A Preferred Shares accrue quarterly at the rate of 7% of the Liquidation Preference per annum, which may be paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election.
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares to, among other things, convert 37,500 outstanding Series A Preferred Shares with a liquidation value of $37.5 million to common shares at a per share price of $6.40. Following the conversion, 112,500 Series A Preferred Shares remain outstanding.
Equity
The Company issued 8,002,755 common shares in the year ended December 31, 2024, increasing the total common shares outstanding from 37,641,563 at December 31, 2023 to 45,644,318 at December 31, 2024.
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares to, among other things, convert 37,500 outstanding Series A Preferred Shares with a liquidation value of $37.5 million to common shares at a per share price of $6.40, resulting in the issuance of 5,859,375 common shares.
On November 11, 2024, Enstar Group Limited (“Enstar”), through its subsidiary Cavello Bay Reinsurance Limited, entered into a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40. The Enstar investment closed on December 23, 2024, resulting in the issuance of 1,953,125 common shares.

In 2024, 190,255 of common shares were issued related to the vesting of restricted share units (“RSUs”).
Share Based Compensation Expense
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $6.6 million, $9.1 million and $8.1 million, respectively, of share based compensation expense. As of December 31, 2024, the Company had $6.3 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.6 years.
Equity Incentive Plans
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Lapsed	(74,390)	$42.17	(164,548)	$32.07	—	$—
Forfeited	—	$—	(49,036)	$35.50	—	$—
End of year	—	$—	74,390	$42.17	287,974	$35.26
Exercisable, end of year	—	$—	74,390	$42.17	287,974	$35.26
The options outstanding at December 31, 2023 lapsed in the year ended December 31, 2024. At December 31, 2024, no options remain outstanding.
RSUs
The following table summarizes the RSU activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	751,254	$23.48	665,458	$25.98	292,135	$45.89
Granted	541,520	$9.75	388,517	$24.13	560,680	$20.61
Vested	(276,428)	$24.80	(250,793)	$30.99	(147,530)	$45.16
Forfeited	(101,494)	$17.55	(51,928)	$24.08	(39,827)	$25.41
PRSU performance adjustment	(29,679)	$24.83	—	$—	—	$—
Unvested, end of year	885,173	$15.30	751,254	$23.48	665,458	$25.98
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors have a one year vesting period. The RSUs granted in 2024 and 2023 include 231,492 and 91,818 performance based restricted share units (“PRSUs”) awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest. In 2024, a downward performance adjustment was made to the outstanding PRSUs granted in 2023.

Material Cash Requirements
We believe the cash generating capability of our operations, together with our revolving credit facilities, and ability to raise capital through future equity offerings, will be adequate to meet our short and long-term cash requirements and provide the financial strength necessary to support our business growth.
The following table illustrates our material cash requirements by due date as of December 31, 2024:

	Payments Due by Period
	Total	2025	2026-2027	2028-2029	Thereafter
	(in thousands)
Reserve for losses and loss adjustment expenses	$3,084,406	$898,001	$1,302,465	$599,122	$284,818
Long-term debt:
Senior debt	200,800	—	185,800	—	15,000
Junior subordinated debt	104,055	—	—	—	104,055
Operating lease obligations	5,956	3,150	2,110	696	—
Interest on debt obligations	129,994	21,201	25,184	19,238	64,371
Total	$3,525,211	$922,352	$1,515,559	$619,056	$468,244
The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. As more fully discussed in “—Critical Accounting Policies and Estimates—Reserve for Losses and Loss Adjustment Expenses” above, the estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.
The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2024 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts paid out in the time periods shown will be greater than those indicated in the table.
Interest on debt obligations was calculated using the SOFR rate as of December 31, 2024 with the assumption that interest rates would remain flat over the remainder of the period that the debt was outstanding.
The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, and tranches of distressed home loans. At December 31, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $4.7 million in these limited partnerships.
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

	Years Ended December 31,
	2024	2023	2022
Excess and Surplus Lines:
Loss Ratio	87.6%	68.9%	65.9%
Impact of retroactive reinsurance	7.3%	0.8%	2.8%
Loss Ratio including impact of retroactive reinsurance	94.9%	69.7%	68.7%

Combined Ratio	115.1%	91.1%	85.1%
Impact of retroactive reinsurance	7.3%	0.8%	2.8%
Combined Ratio including impact of retroactive reinsurance	122.4%	91.9%	87.9%

Consolidated:
Loss Ratio	86.2%	69.9%	67.5%
Impact of retroactive reinsurance	6.2%	0.7%	2.5%
Loss Ratio including impact of retroactive reinsurance	92.4%	70.6%	70.0%

Combined Ratio	117.6%	96.5%	91.1%
Impact of retroactive reinsurance	6.2%	0.7%	2.5%
Combined Ratio including impact of retroactive reinsurance	123.8%	97.2%	93.6%

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
The following table reconciles the underwriting (loss) profit of the operating segments by individual segment to consolidated (loss) income before income taxes for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$(77,455)	$54,347	$83,051
Specialty Admitted Insurance	6,873	4,077	4,234
Total underwriting (loss) profit of the operating segments	(70,582)	58,424	87,285
Other operating expenses of the Corporate and Other segment	(34,972)	(33,940)	(31,260)
Underwriting (loss) profit (1)	(105,554)	24,484	56,025
Losses and loss adjustment expenses - retroactive reinsurance	(37,237)	(4,991)	(15,742)
Net investment income	93,089	84,046	43,188
Net realized and unrealized gains (losses) on investments	3,625	10,441	(15,720)
Other income	6,131	4,216	551
Other expenses	(6,145)	(3,792)	(795)
Interest expense	(24,666)	(24,627)	(13,872)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	—	(2,500)	—
(Loss) income from continuing operations before income taxes	$(71,120)	$86,914	$53,272
(1)    Underwriting (loss) profit includes gross fee income of $21.0 million, $24.2 million, and $23.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Reconciliation of Adjusted Net Operating Income
Adjusted net operating income is defined as income available to common shareholders excluding a) income (loss) from discontinued operations, b) the impact of retroactive reinsurance accounting, c) net realized and unrealized gains (losses) on investments, d) certain non-operating expenses such as professional service fees related to certain lawsuits, various strategic initiatives, and the filing of registration statements for the offering of securities, e) severance costs associated with terminated employees, and f) deemed dividends recorded with the amendment of the Series A Preferred Shares. Adjusted net operating income should not be viewed as a substitute for net income calculated in accordance with GAAP, and our definition of adjusted net operating income may not be comparable to that of other companies.
Our (loss) income available to common shareholders for the years ended December 31, 2024, 2023 and 2022 reconciles to our adjusted net operating (loss) income as follows:

	Year Ended December 31,
	2024		2023		2022
	Loss Before Taxes	Net Loss	(Loss) Income Before Taxes	Net (Loss) Income	Income Before Taxes	Net Income
	(in thousands)
(Loss) income available to common shareholders	$(125,903)	$(118,269)	$(92,479)	$(118,184)	$40,637	$22,223
Loss from discontinued operations	17,634	17,634	168,893	168,893	3,885	3,885
Losses and loss adjustment expenses - retroactive reinsurance	37,237	29,418	4,991	3,943	15,742	12,437
Net realized and unrealized investment (gains) losses	(3,625)	(2,865)	(10,441)	(8,248)	15,720	12,418
Other expenses	6,145	5,573	1,588	1,938	747	747
Impairment of intangible assets	—	—	2,500	1,975	—	—
Series A deemed dividends	27,006	27,006	—	—	—	—
Adjusted net operating (loss) income	$(41,506)	$(41,503)	$75,052	$50,317	$76,731	$51,710

Tangible Equity and Tangible Equity per Share
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period). Our definitions of tangible equity and tangible equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible equity as of December 31, 2024, 2023 and 2022:

	As of December 31,
	2024		2023		2022
	Equity	Equity per share	Equity	Equity per share	Equity	Equity per share
	(in thousands, except per share amounts)
Shareholders’ equity	$460,915	$10.10	$534,621	$14.20	$553,766	$14.78
Series A redeemable preferred shares	133,115		144,898		144,898
Deferred reinsurance gain	57,970		20,733		20,091
Less:
Goodwill	181,831		181,831		181,831
Intangible assets, net	32,450		32,813		35,676
Tangible equity	$437,719	$7.40	$485,608	$11.13	$501,248	$11.63

Common shares outstanding	45,644,318		37,641,563		37,470,237
Common shares from assumed conversion of Series A Preferred Shares	13,521,635		5,971,184		5,640,158
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,165,953		43,612,747		43,110,395

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
The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. Total invested assets and cash, excluding restricted cash, has an average duration of approximately 3.4 years at December 31, 2024, and fixed maturity securities and preferred stock investments in the portfolio have an average rating by at least one nationally recognized rating organization of “AA-”. See Note 3 to the Notes to the Audited Consolidated Financial Statements for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio classified as available-for-sale are presented as a component of shareholders’ equity in accumulated other comprehensive (loss) income, net of taxes.
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
The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2024. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2024
	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Estimated Hypothetical Percentage Increase (Decrease) in Fair Value
	($ in thousands)
Total fixed maturity and preferred stock investments	$1,260,978	200 bp decrease	$1,376,200	9.1%
		100 bp decrease	1,318,576	4.6%
		100 bp increase	1,203,405	(4.6)%
		200 bp increase	1,145,856	(9.1)%
Bank loan participations	142,410	200 bp decrease	$142,576	0.1%
		100 bp decrease	142,486	0.1%
		100 bp increase	142,347	—%
		200 bp increase	142,298	(0.1)%
Senior debt and junior subordinated debt	$323,553	200 bp decrease	$297,988	(7.9)%
		100 bp decrease	310,770	(4.0)%
		100 bp increase	336,335	4.0%
		200 bp increase	349,118	7.9%

Equity Price Risk
A portion of our equity securities portfolio is invested in common stocks, which have historically produced higher long-term returns relative to fixed maturities. The changes in the estimated fair value of the common stocks in our equity securities portfolio are recognized in net income.
At December 31, 2024, our common stock investments were concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility.
The following table summarizes the equity price risk related to common stock and shows the effect of a hypothetical 35% increase or decrease in the fair value of the common stocks in our equity securities portfolio as of December 31, 2024. We believe that this range represents a reasonably likely scenario, as the largest annual increases and decreases in the S&P 500 Index in the past twenty-five years were 29.6% in 2013 and (38.5%) in 2008. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

	As of December 31, 2024
	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices
	($ in thousands)
Equity securities - common stock	$15,234	35% increase	$20,566
		35% decrease	9,902
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has audited the effectiveness of internal control over financial reporting as of December 31, 2024. Their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included with our financial statements.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has adopted an insider trading policy which governs transactions in our securities by the Company's directors, officers and employees (including temporary employees) and is designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
2.1
Stock Purchase Agreement dated November 8, 2023 by and among James River Group Holdings, Ltd. and Fleming Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 9, 2023, Commission File No. 001-36777)+

3.1
Certificate of Incorporation of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.2
Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.3
Memorandum of Association of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.4
Certificate of Deposit of Memorandum of Increase of Share Capital, dated December 24, 2007 (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.5
Certificate of Deposit of Memorandum of Increase of Share Capital, dated October 7, 2009 (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

3.6
Fourth Amended and Restated Bye-Laws of James River Group Holdings, Ltd. (incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

4.1
Form of Certificate of Common Shares (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)

4.2
Amended and Restated Certificate of Designations of 7% Series A Perpetual Cumulative Convertible Preferred Shares of James River Group Holdings, Ltd. dated November 11, 2024 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

4.3	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Senior Debentures Due 2034+
4.4	Indenture, dated as of May 26, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debentures Due 2034+
4.5	Amended and Restated Declaration of Trust of James River Capital Trust I, dated as of May 26, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Regular Trustees (as defined therein), and the holders, from time to time, of undivided beneficial interests in James River Capital Trust I+
4.6	Preferred Securities Guarantee Agreement, dated as of May 26, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, for the benefit of the holders of James River Capital Trust I+
4.7	Indenture, dated as of December 15, 2004, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2034+
4.8	Amended and Restated Declaration of Trust of James River Capital Trust II, dated as of December 15, 2004, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein), and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust II+
4.9	Guarantee Agreement, dated as of December 15, 2004, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust II+
4.10	Indenture, dated June 15, 2006, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2036+
4.11	Amended and Restated Declaration of Trust of James River Capital Trust III, dated as of June 15, 2006, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in the James River Capital Trust III+

Exhibit Number	Description
4.12	Guarantee Agreement, dated as of June 15, 2006, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust III+
4.13	Indenture, dated December 11, 2007, by and between James River Group, Inc. and Wilmington Trust Company, as Trustee, relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2037+
4.14	Amended and Restated Declaration of Trust, dated December 11, 2007, by and among James River Group, Inc., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) and the holders, from time to time, of undivided beneficial interests in James River Capital Trust IV+
4.15	Guarantee Agreement, dated as of December 11, 2007, by James River Group, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of James River Capital Trust IV+
4.16	Indenture, dated as of January 10, 2008, among James River Group Holdings, Ltd. and Wilmington Trust Company, as Trustee relating to Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2038+
4.17	Amended and Restated Declaration of Trust, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Sponsor, Wilmington Trust Company, as Institutional Trustee and Delaware Trustee and the Administrators (as defined therein) for the benefit of the holders, from time to time, of undivided beneficial interest in Franklin Holdings II (Bermuda) Capital Trust I+
4.18	Guarantee Agreement, dated as of January 10, 2008, by and among James River Group Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, for the benefit of the holders, from time to time, of the capital securities of Franklin Holdings II (Bermuda) Capital Trust I+
4.19
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.1
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 12, 2023, Commission File No. 001-36777)

10.2
First Amendment dated April 16, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777) +

10.3
Second Amendment dated May 22, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 6, 2024; Commission File No. 001-36777)

10.4
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.5
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.6
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.7
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

Exhibit Number	Description
10.8
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.10
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.11
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

10.12
Second Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022, Commission File No. 001-36777)*

10.13
Third Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2024; Commission File No. 001-36777)*

10.14
Form of Nonqualified Share Option Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.15
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.16
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.17
Form of Performance Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)*

10.18
Form of Service-Based Restricted Share Unit Agreement (James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)*

10.19	James River Group Holdings, Ltd. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)*
10.20
James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.21	Amendment to the 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 1, 2019, Commission File No. 001-36777)*
10.22
Second Amendment to the James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 25, 2024; Commission File No. 001-36777)*

10.23
Form of Restricted Share Award Agreement (James River Group Holdings, Ltd. 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.24
Form of Restricted Share Unit Award Agreement (James River Group Holdings, Ltd., 2014 Non-Employee Director Incentive Plan) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on December 9, 2014)*

10.25	Form of Retention Award Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024; Commission File No. 001-36777)*
10.26
Amended and Restated Employment Agreement, dated as of July 30, 2024, by and between Frank D’Orazio, James River Group Holdings, Ltd. and James River Group Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with on July 31, 2024; Commission File No. 001-36777)*

10.27
Employment Agreement, dated December 19, 2016, by and among James River Group Holdings, Ltd., James River Group, Inc., and Sarah C. Doran (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2016, Commission File No. 001-36777)*

Exhibit Number	Description
10.28
Amendment to Employment Agreement dated December 19, 2016, between Sarah C. Doran and James River Group Holdings, Ltd., and its subsidiary, James River Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018, Commission File No. 001-36777)*

10.29
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)*

10.30
Employment Agreement, dated August 19, 2021, by and between Michael J. Hoffmann and James River Group Holdings, Ltd. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Annual Report on Form 10-K filed on April 26, 2024, Commission File No. 001-36777)*

10.31
Investment Agreement, dated February 24, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on February 28, 2022; Commission File No. 001-36777)

10.32
Amendment No. 1 to Investment Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.33
First Amendment to Investment Agreement, dated November 11, 2024, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.34
Registration Rights Agreement, dated March 1, 2022, by and between James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 10, 2022; Commission File No. 001-36777)

10.35
First Amendment to the Registration Rights Agreement, dated as of November 11, 2024, by and among James River Group Holdings, Ltd. and GPC Partners Investments (Thames) LP (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.36
Loss Portfolio Transfer Reinsurance Agreement dated September 27, 2021 between James River Insurance Company and James River Casualty Company and Aleka Insurance, Inc. (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.37
Trust Agreement dated September 27, 2021 among James River Insurance Company and James River Casualty Company, Aleka Insurance, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on September 30, 2021, Commission File No. 001-36777)

10.38
Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract dated July 2, 2024 between James River Insurance Company and James River Casualty Company and State National Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2024; Commission File No. 001-36777)+

10.39
Subscription Agreement, dated November 11, 2024, by and between James River Group Holdings, Ltd. and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)

10.40	Registration Rights Agreement, dated December 23, 2024, by and among James River Group Holdings, Ltd. and Cavello Bay Reinsurance Limited
10.41
Adverse Development Cover Reinsurance Contract, dated November 11, 2024, by and between James River Insurance Company and James River Casualty Company, and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777) +

19.1	James River Group Holdings, Ltd. Insider Trading Policy

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
James River Group Holdings, Ltd. Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024; Commission File No. 001-36777)

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
+    Exhibit or Schedules to Exhibit not filed with the Securities and Exchange Commission pursuant to Item 601(b)(4)(iii) and Regulation 601(a)(5) of Regulation S-K. The Company will furnish a copy of the omitted Exhibit or Schedules to the SEC upon request.
Item 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES RIVER GROUP HOLDINGS, LTD.
By:	/s/ Frank N. D’Orazio	March 4, 2025
Frank N. D’Orazio Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Frank N. D’Orazio	Chief Executive Officer and Director	March 4, 2025
Frank N. D'Orazio	(Principal Executive Officer)

/s/ Sarah C. Doran	Chief Financial Officer	March 4, 2025
Sarah C. Doran	(Principal Financial Officer)

/s/ Michael E. Crow	Principal Accounting Officer	March 4, 2025
Michael E. Crow

/s/ Christine LaSala	Director, Non-Executive Chairperson of the Board	March 4, 2025
Christine LaSala

/s/ Matthew B. Botein	Director	March 4, 2025
Matthew B. Botein

/s/ Thomas L. Brown	Director	March 4, 2025
Thomas L. Brown

/s/ Kirstin M. Gould	Director	March 4, 2025
Kirstin M. Gould

/s/ Dennis J. Langwell	Director	March 4, 2025
Dennis J. Langwell

/s/ Peter B. Migliorato	Director	March 4, 2025
Peter B. Migliorato

/s/ Ollie L. Sherman, Jr.	Director	March 4, 2025
Ollie L. Sherman, Jr.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James River Group Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of (loss) income and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2025, expressed an unqualified opinion thereon.

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

Valuation of reserves for losses and loss adjustment expenses
Description of the Matter	At December 31, 2024, the Company’s reserve for losses and loss adjustment expenses balance was $3.08 billion. As described in Notes 1 and 8 of the consolidated financial statements, reserves for losses and loss adjustment expenses reflect the estimated ultimate cost of all incurred unpaid claims including estimates of claims incurred but not reported and loss adjustment expenses as of the balance sheet date. The estimate of ultimate losses and loss adjustment expenses relies on key judgments, including the weighting of actuarial methods by line of business and accident year. Actuarial assumptions include initial expected loss ratios, and incurred and paid loss development factors. The Company's Reserve Committee utilizes the actuarial results, in addition to other information, in determining management's best estimate of recorded reserves.

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
March 4, 2025

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James River Group Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited James River Group Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, James River Group Holdings, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of (loss) income and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 4, 2025

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2024 – $1,278,337; 2023 – $1,405,136)	$1,189,733	$1,324,476
Equity securities, at fair value (cost: 2024 – $82,678; 2023 – $114,107)	86,479	119,945
Bank loan participations, at fair value	142,410	156,169
Short-term investments	97,074	72,137
Other invested assets	36,700	33,134
Total invested assets	1,552,396	1,705,861
Cash and cash equivalents	362,345	274,298
Restricted cash equivalents	28,705	72,449
Accrued investment income	10,534	12,106
Premiums receivable and agents’ balances, net	243,882	249,490
Reinsurance recoverable on unpaid losses, net	1,996,913	1,358,474
Reinsurance recoverable on paid losses	101,210	157,991
Prepaid reinsurance premiums	296,635	293,108
Deferred policy acquisition costs	30,175	31,497
Intangible assets, net	32,450	32,813
Goodwill	181,831	181,831
Deferred tax assets, net	61,170	48,297
Income taxes receivable	22,317	224
Other assets	86,513	115,418
Assets held-for-sale (Note 2 - discontinued operations)	$—	$783,393
Total assets	$5,007,076	$5,317,250

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
	(in thousands, except share amounts)
Liabilities and shareholders’ equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,084,406	$2,606,107
Unearned premiums	572,034	587,899
Payables to reinsurers	132,922	158,670
Funds held	25,157	65,235
Deferred reinsurance gain	57,970	20,733
Senior debt	200,800	222,300
Junior subordinated debt	104,055	104,055
Accrued expenses	53,178	56,722
Other liabilities	182,524	174,513
Liabilities held-for-sale (Note 2 - discontinued operations)	—	641,497
Total liabilities	4,413,046	4,637,731
Commitments and contingent liabilities
Series A redeemable preferred shares – 2024 and 2023: 165,000 shares authorized; 112,500 and 150,000 shares issued and outstanding, respectively	133,115	144,898
Shareholders’ equity:
Common Shares – 2024 and 2023: $0.0002 par value; 200,000,000 shares authorized; 45,644,318 and 37,641,563 shares issued and outstanding, respectively	9	7
Preferred Shares – 2024 and 2023: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	933,311	876,240
Retained deficit	(402,408)	(277,905)
Accumulated other comprehensive loss	(69,997)	(63,721)
Total shareholders’ equity	460,915	534,621
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,007,076	$5,317,250

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income and Comprehensive Loss

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share amounts)
Revenues:
Gross written premiums	$1,431,772	$1,508,660	$1,411,372
Ceded written premiums	(850,918)	(814,759)	(745,926)
Net written premiums	580,854	693,901	665,446
Change in net unearned premiums	19,342	14,104	(35,712)
Net earned premiums	600,196	708,005	629,734
Net investment income	93,089	84,046	43,188
Net realized and unrealized gains (losses) on investments	3,625	10,441	(15,720)
Other income	10,716	9,517	4,312
Total revenues	707,626	812,009	661,514
Expenses:
Losses and loss adjustment expenses	554,374	500,157	440,642
Other operating expenses	193,198	193,656	152,570
Other expenses	6,145	3,792	795
Interest expense	24,666	24,627	13,872
Amortization of intangible assets	363	363	363
Impairment of intangible assets	—	2,500	—
Total expenses	778,746	725,095	608,242
(Loss) income from continuing operations before income taxes	(71,120)	86,914	53,272
Income tax (benefit) expense on continuing operations:
Current	3,562	31,677	13,787
Deferred	(11,196)	(5,972)	4,627
	(7,634)	25,705	18,414
Net (loss) income from continuing operations	(63,486)	61,209	34,858
Discontinued operations (Note 2):
Loss from discontinued operations	(13,583)	(88,493)	(3,885)
Loss on disposal of discontinued operations	(4,051)	(80,400)	—
Total loss from discontinued operations	(17,634)	(168,893)	(3,885)
Net (loss) income	(81,120)	(107,684)	30,973
Dividends on Series A preferred shares	(37,149)	(10,500)	(8,750)
Net (loss) income available to common shareholders	$(118,269)	$(118,184)	$22,223

Other comprehensive (loss) income:
Net unrealized (losses) gains, net of taxes of $(1,668) in 2024, $6,384 in 2023, and $(27,041) in 2022	(6,276)	99,323	(193,022)
Total comprehensive loss	$(87,396)	$(8,361)	$(162,049)

Net (loss) income per common share:
Basic
Continuing operations	$(2.60)	$1.35	$0.70
Discontinued operations	$(0.46)	$(4.49)	$(0.11)
	$(3.06)	$(3.14)	$0.59
Diluted
Continuing operations	$(2.60)	$1.34	$0.69
Discontinued operations	$(0.46)	$(4.47)	$(0.10)
	$(3.06)	$(3.13)	$0.59
Dividend declared per common share	$0.16	$0.20	$0.20
Weighted-average common shares outstanding:
Basic	38,685,003	37,618,660	37,442,856
Diluted	38,685,003	37,810,440	37,650,969

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands, except share amounts)
Balances at December 31, 2021	37,373,066	$7	$—	$862,040	$(166,663)	$29,978	$725,362
Net income	—	—	—	—	30,973	—	30,973
Other comprehensive loss	—	—	—	—	—	(193,022)	(193,022)
Vesting of RSUs	97,171	—	—	(1,304)	—	—	(1,304)
Compensation expense under share incentive plans	—	—	—	8,122	—	—	8,122
Dividends on Series A preferred shares	—	—	—	—	(8,750)	—	(8,750)
Dividends on common shares	—	—	—	—	(7,615)	—	(7,615)
Balances at December 31, 2022	37,470,237	$7	$—	$868,858	$(152,055)	$(163,044)	$553,766
Net loss	—	—	—	—	(107,684)	—	(107,684)
Other comprehensive income	—	—	—	—	—	99,323	99,323
Vesting of RSUs	171,326	—	—	(1,734)	—	—	(1,734)
Compensation expense under share incentive plans	—	—	—	9,116	—	—	9,116
Dividends on Series A preferred shares	—	—	—	—	(10,500)	—	(10,500)
Dividends on common shares	—	—	—	—	(7,666)	—	(7,666)
Balances at December 31, 2023	37,641,563	$7	$—	$876,240	$(277,905)	$(63,721)	$534,621
Net loss	—	—	—	—	(81,120)	—	(81,120)
Other comprehensive loss	—	—	—	—	—	(6,276)	(6,276)
Conversion of Series A Preferred Shares to common shares (Notes 12 and 13)	5,859,375	1	—	38,788	(1,289)	—	37,500
Extinguishment of Series A Preferred Shares - deemed dividend (Note 12)	—	—	—	—	(25,717)	—	(25,717)
Enstar common share investment (Note 13)	1,953,125	1	—	12,499	—	—	12,500
Vesting of RSUs	190,255	—	—	(847)	—	—	(847)
Compensation expense under share incentive plans	—	—	—	6,631	—	—	6,631
Dividends on Series A preferred shares	—	—	—	—	(10,143)	—	(10,143)
Dividends on common shares	—	—	—	—	(6,234)	—	(6,234)
Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities
Net (loss) income	$(81,120)	$(107,684)	$30,973
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred policy acquisition costs	(65,580)	(73,333)	(79,648)
Amortization of policy acquisition costs	69,261	96,453	88,571
Net realized and unrealized losses on investments	6,985	43,251	28,318
Impairment of intangible assets	—	2,500	—
Distributions from equity method investments	405	43	4,364
Income from equity method investments	(4,133)	(4,881)	(2,458)
Loss on disposal of discontinued operations	(2,193)	80,400	—
Deferred U.S. federal income tax benefit	(11,205)	(5,972)	4,627
Provision for depreciation and amortization	(709)	(475)	1,048
Share based compensation expense	6,631	9,116	8,122
Excess tax benefits from equity incentive plan transactions	740	449	530
Change in operating assets and liabilities:
Reserve for losses and loss adjustment expenses	453,149	278,778	20,522
Unearned premiums	(24,237)	(70,894)	(51,536)
Premiums receivable and agents’ balances	15,374	22,594	53,442
Reinsurance balances	(552,549)	(66,274)	96,310
Funds held	(66,942)	(107,922)	(60,900)
Payable to insurance companies	(3,385)	2,129	(2,770)
Other	12,423	(10,325)	83,219
Net cash (used in) provided by operating activities (a)	(247,085)	87,953	222,734
Investing activities
Sale of JRG Re	96,412	—	—
Fixed maturity securities:
Purchases	(178,818)	(197,360)	(709,576)
Sales	200,178	34,537	206,872
Maturities and calls	162,472	139,867	174,725
Equity Securities:
Purchases	(11,319)	(11,869)	(38,801)
Sales	56,852	12,625	17,214
Bank loan participations:
Purchases	(109,103)	(72,580)	(89,450)
Sales	83,564	52,016	52,042
Maturities	36,628	27,605	22,417
Other invested assets:
Purchases	(5,075)	(13,775)	(150)
Return of capital	1,160	2,793	20,170
Proceeds from sales and repayments	4,077	10,133	2,535
Securities receivable or payable, net	(169)	3,499	(6,684)
Short-term investments, net	(24,937)	35,675	28,751
Purchases of property and equipment	(4,890)	(6,434)	(8,219)
Net cash provided by (used in) investing activities	307,032	16,732	(328,154)
Financing activities
Senior debt repayments	(21,500)	—	(40,000)
Issuance of Series A preferred shares (Note 12)	—	—	144,898
Enstar common share investment (Note 13)	12,500	—	—
Payroll taxes withheld and remitted on net settlement of RSUs	(847)	(1,734)	(1,304)
Dividends on Series A preferred shares	(12,768)	(10,500)	(6,125)
Dividends on common shares	(6,231)	(7,746)	(7,798)
Payment of debt issuance costs	—	(1,135)	—
Net cash (used in) provided by financing activities	(28,846)	(21,115)	89,671
Change in cash, cash equivalents, and restricted cash equivalents	31,101	83,570	(15,749)
Cash, cash equivalents, and restricted cash equivalents at beginning of year	359,949	276,379	292,128
Cash, cash equivalents, and restricted cash equivalents at end of year	$391,050	$359,949	$276,379

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Supplemental information
U.S. federal income taxes paid (refunded), net	$25,104	$45,330	$(3,470)
Interest paid	$28,740	$30,697	$17,425

Restricted cash equivalents at beginning of year	$72,449	$103,215	$102,005
Restricted cash equivalents at end of year	28,705	72,449	103,215
Change in restricted cash equivalents	$(43,744)	$(30,766)	$1,210
(a) Cash (used in) provided by operating activities for the years ended December 31, 2024, 2023, and 2022 reflects the activity in restricted cash equivalents above. As permitted under the agreements establishing the Indemnity Trust and the LPT Trust, we have withdrawn collateral from the Indemnity Trust and the LPT Trust to fund the Loss Fund Trust as required under the Administrative Services Agreement. Amounts on deposit in the Loss Fund Trust are included in restricted cash equivalents on the Company's consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity above, cash (used in) provided by operating activities was $(203.3) million, $118.7 million, and $221.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The $203.3 million of cash used in operating activities for the year ended December 31, 2024 primarily reflects the $313.2 million and $52.8 million of reinsurance premium paid in 2024 related to the E&S ADC and E&S Top Up ADC (See Note 8).
See accompanying notes.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022

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
•    Falls Lake National Insurance Company (“Falls Lake National”) is an Ohio domiciled insurance company which wholly owns Stonewood Insurance Company (“Stonewood Insurance”), an Ohio domiciled company, and Falls Lake Fire and Casualty Company, a California domiciled company. Falls Lake National primarily writes specialty admitted fronting and program business and individual risk workers' compensation insurance.
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
Held-for-Sale and Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company has determined that the definitive agreement to sell JRG Re met the criteria for JRG Re to be classified as held for sale and that the sale represented a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations, and the assets and liabilities of JRG Re have been classified as held-for-sale and segregated for all periods presented in this Annual Report on Form 10-K. See Note 2 for additional disclosure.
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
Years ended December 31, 2024, 2023, and 2022
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
Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2024 or 2023.
Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Other Invested Assets
Other invested assets at December 31, 2024 and 2023 include the Company’s interests in private debt and equity investments. The investments are primarily focused in renewable energy, limited partnerships, and bank holding companies. Equity interests in various limited liability companies (“LLCs”) and limited partnerships are accounted for under the equity method, as the Company has determined that the equity method best reflects its economic interest in the underlying equity investment.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
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
Premiums Receivable and Agents’ Balances, Net
Premiums receivable and agents’ balances are carried at face value net of any allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses based on the Company’s assessment of the collectability of receivables that are past due, historical collection percentages, and consideration of current economic conditions and expectations of future conditions that could affect ultimate collections. Receivables greater than 90 days past due were $16.4 million and $11.5 million at December 31, 2024 and 2023, respectively. The allowance for credit losses was $22.3 million and $17.9 million at December 31, 2024 and 2023, respectively. Credit loss expense was $6.9 million for the year ended December 31, 2024, $2.8 million for the year ended December 31, 2023, and $1.1 million for the year ended December 31, 2022. Receivables written off against the allowance for credit losses totaled $2.5 million for the year ended December 31, 2024, $1.2 million for the year ended December 31, 2023, and $1.5 million for the year ended December 31, 2022. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Premiums, commissions, and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverables and prepaid reinsurance premiums are reported as assets. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed based on an evaluation of these factors. The allowance for credit losses on reinsurance recoverables at December 31, 2024 and 2023 was $1.2 million and $660,000, respectively. Other amounts payable to reinsurers or receivable from reinsurers are netted where the right of offset exists. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are recorded as a reduction of other operating expenses.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
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
Other Income
Other income is principally comprised of fee income in the Specialty Admitted Insurance segment earned on policies for which the segment has no exposure to underwriting risk and broker incentive income in the Excess and Surplus Lines segment. Fee income of $4.6 million, $5.3 million, and $3.8 million is included in other income for the years ended December 31, 2024, 2023, and 2022, respectively. Fees are earned on a pro rata basis over the service period of the underlying business. Policies are accounted for on an individual basis, with no aggregation by counterparty. Broker incentive income in the Excess and Surplus Lines segment was $5.4 million, $1.3 million, and $471,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
Income Taxes
Deferred tax assets and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax basis. Deferred tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company determined that no valuation allowance was necessary at December 31, 2024 or 2023.
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
Years ended December 31, 2024, 2023, and 2022
is written down to fair value, and the impairment is reported through earnings. The Company evaluates intangible assets with definite lives for impairment when impairment indicators are noted.
Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. In the fourth quarter of 2024, the Company determined that the decrease in the share price of the Company’s common stock during the quarter was an indication of impairment, and accordingly, the Company performed impairment testing on its goodwill and other intangible assets using a December 31, 2024 valuation date. As a result of this testing, the Company concluded that no impairment of the intangible assets had occurred. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.
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
The Company utilizes various actuarially-accepted reserving methodologies in determining expected outcomes for its reserves. These methodologies utilize various inputs, including management’s initial expected loss ratio (the ratio of losses and loss adjustment expenses incurred to net earned premiums), expected reporting patterns and payment patterns for losses and loss adjustment expenses (based on insurance industry data and the Company’s own experience), and the Company’s actual paid and reported losses and loss adjustment expenses. An internal actuary reviews these results and (after applying appropriate professional judgment and other actuarial techniques that are considered necessary) presents recommendations to the Company’s management. Management uses this information and its judgment to make decisions on the final recorded reserve for losses and loss adjustment expenses. Management believes that the use of judgment is necessary to arrive at a best estimate for the reserve for losses and loss adjustment expenses given the long-tailed nature of the business generally written by the Company and the limited operating experience of the fronting and program business in the Specialty Admitted Insurance segment. Judgment is also required to make actuarial adjustments, if needed, for changes in claims processing and case reserving that could cause current reported loss and paid loss development patterns to deviate from historical patterns. The Company believes that the insurance that it writes is subject to above-average variation in reserve estimates. The Excess and Surplus Lines market is subject to high policyholder turnover and changes in underlying mix of exposures. This turnover and change in underlying mix of exposures can cause actuarial estimates based on prior experience to be less reliable than estimates for more stable, admitted books of business.
Catastrophes of significant magnitude, including hurricanes, earthquakes, and wildfires, involve complex coverage issues. In estimating the reserve for losses and loss adjustment expenses for these catastrophes, management uses case reserve estimates based on information obtained from site inspections by the Company’s adjustors and the terms of coverage provided in the policies. Management estimates reserves for incurred but not reported claims for these catastrophes using judgment based on an assessment of the Company’s property insurance exposures where the catastrophes occur and the Company’s progress in settling claims.
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
Years ended December 31, 2024, 2023, and 2022
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
Retroactive Reinsurance Accounting
Loss portfolio transfers and adverse development covers are forms of reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. The Company periodically reevaluates the remaining reserves subject to loss portfolio transfers and adverse development covers, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.7 million and $8.4 million as of December 31, 2024 and 2023, respectively, representing the Company’s maximum exposure to loss.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The following represents a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per common share computations contained in the consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Net (loss) income from continuing operations	$(63,486)	$61,209	$34,858
Less: Dividends on Series A preferred shares	(37,149)	(10,500)	(8,750)
(Loss) income from continuing operations available to common shareholders	$(100,635)	$50,709	$26,108
Loss from discontinued operations	(17,634)	(168,893)	(3,885)
Net (loss) income available to common shareholders	$(118,269)	$(118,184)	$22,223

Weighted average common shares outstanding:
Basic	38,685,003	37,618,660	37,442,856
Dilutive potential common shares	—	191,780	208,113
Diluted	38,685,003	37,810,440	37,650,969

Net (loss) income per common share:
Basic
Continuing operations	$(2.60)	$1.35	$0.70
Discontinued operations	$(0.46)	$(4.49)	$(0.11)
	$(3.06)	$(3.14)	$0.59
Diluted
Continuing operations	$(2.60)	$1.34	$0.69
Discontinued operations	$(0.46)	$(4.47)	$(0.10)
	$(3.06)	$(3.13)	$0.59
For the years ended December 31, 2024, 2023, and 2022, potential common shares of 7,886,906, 5,722,915, and 4,728,461, respectively, were excluded from the calculation of diluted (loss) earnings per common share as their effects were anti-dilutive.
Adopted Accounting Standards
The guidance in ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard effective with this Form 10-K by providing additional segment disclosures in Note 20. The new standard did not have a material impact on the Company's financial statements.
No accounting standards were adopted during the year ended December 31, 2024 that had a material impact on our financial statements.
Prospective Accounting Standards
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
The guidance in ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requires additional, disaggregated disclosure around certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
and interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on the disclosures in its financial statements.
There are no other prospective accounting standards which are expected to have a material impact on our financial statements subsequent to December 31, 2024.
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
The Buyer delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company has given its notice of disagreement with the Buyer’s closing statement. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was paid to the Buyer on October 18, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by the Buyer, which the Company believes are unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. The Stock Purchase Agreement provides procedures for resolving disputes between the parties regarding the closing statement and it is possible that the resolution of these disputes could result in a significant reduction to the amount of the purchase price.
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
The $139.0 million pre-closing dividend includes the forgiveness of $133.2 million owed from JRGH to JRG Re and $5.8 million which was paid in cash to JRGH. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, the Company recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. At December 31, 2024, the estimated loss on the sale was revised to $78.3 million. The loss on disposal for the year ended December 31, 2024 of $4.1 million includes the $2.1 million gain for the change in the estimated loss on sale and selling costs incurred of $6.2 million. The $5.8 million cash portion of the pre-closing dividend is included in other liabilities at December 31, 2023. The Company also recognized losses of $53.2 million for the year ended December 31, 2023 associated with JRG Re's fixed maturity securities as the Company no longer had the intent or ability to hold securities in an unrealized loss position until a recovery of their fair value could occur. The losses are included in net realized and unrealized (losses) gains on investments in the operating results presented below.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The operating results of JRG Re reported in discontinued operations were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Gross written premiums	$1,137	$17,357	$85,208
Ceded written premiums	877	2,178	(2,175)
Net written premiums	2,014	19,535	83,033
Change in net unearned premiums	8,371	75,874	53,394
Net earned premiums	10,385	95,409	136,427
Net investment income	4,432	23,038	27,923
Net realized and unrealized (losses) gains on investments	(9,472)	(53,693)	(12,598)
Other income	—	—	430
Total revenues	5,345	64,754	152,182
Expenses:
Losses and loss adjustment expenses	13,157	120,294	104,172
Other operating expenses	5,039	27,983	42,987
Other expenses	—	1,402	5,202
Interest expense	732	3,568	3,706
Total expenses	18,928	153,247	156,067
Loss from discontinued operations	(13,583)	(88,493)	(3,885)
Loss on disposal of discontinued operations	(4,051)	(80,400)	—
Total loss from discontinued operations	(17,634)	(168,893)	(3,885)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Net cash used in operating activities of discontinued operations	$(25,115)	$(115,907)	$(25,122)
Net cash provided by investing activities of discontinued operations	63,104	115,145	8,497
Net cash provided by (used in) discontinued operations	$37,989	$(762)	$(16,625)
Interest paid by discontinued operations	$1,388	$3,951	$2,578

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2024
Fixed maturity securities:
State and municipal	$223,009	$598	$(27,043)	$196,564
Residential mortgage-backed	352,064	32	(25,869)	326,227
Corporate	503,610	1,358	(29,483)	475,485
Commercial mortgage and asset-backed	178,238	112	(7,892)	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	2	(419)	20,999
Total fixed maturity securities, available-for-sale	$1,278,337	$2,102	$(90,706)	$1,189,733
December 31, 2023
Fixed maturity securities:
State and municipal	$273,462	$1,834	$(26,459)	$248,837
Residential mortgage-backed	336,064	1,243	(19,379)	317,928
Corporate	530,408	4,167	(28,847)	505,728
Commercial mortgage and asset-backed	235,302	78	(12,527)	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,900	8	(778)	29,130
Total fixed maturity securities, available-for-sale	$1,405,136	$7,330	$(87,990)	$1,324,476
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at December 31, 2024 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$23,591	$23,350
After one year through five years	325,901	318,588
After five years through ten years	252,201	227,714
After ten years	146,342	123,396
Residential mortgage-backed	352,064	326,227
Commercial mortgage and asset-backed	178,238	170,458
Total	$1,278,337	$1,189,733
Actual maturities may differ for some securities because borrowers have the right to call or prepay obligations with or without penalties.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
December 31, 2024
Fixed maturity securities:
State and municipal	$35,979	$(1,087)	$146,547	$(25,956)	$182,526	$(27,043)
Residential mortgage-backed	179,807	(5,285)	140,559	(20,584)	320,366	(25,869)
Corporate	149,149	(4,281)	220,743	(25,202)	369,892	(29,483)
Commercial mortgage and asset-backed	17,991	(65)	101,525	(7,827)	119,516	(7,892)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,653	(115)	12,412	(304)	20,065	(419)
Total fixed maturity securities, available-for-sale	$390,579	$(10,833)	$621,786	$(79,873)	$1,012,365	$(90,706)
December 31, 2023
Fixed maturity securities:
State and municipal	$30,196	$(287)	$168,517	$(26,172)	$198,713	$(26,459)
Residential mortgage-backed	68,497	(1,256)	145,954	(18,123)	214,451	(19,379)
Corporate	55,970	(532)	290,308	(28,315)	346,278	(28,847)
Commercial mortgage and asset-backed	24,048	(151)	182,295	(12,376)	206,343	(12,527)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,961	(71)	19,889	(707)	27,850	(778)
Total fixed maturity securities, available-for-sale	$186,672	$(2,297)	$806,963	$(85,693)	$993,635	$(87,990)

At December 31, 2024, the Company held fixed maturity securities of 423 issuers that were in an unrealized loss position with a total fair value of $1,012.4 million and gross unrealized losses of $90.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. At December 31, 2024, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. At December 31, 2024 there were no fixed maturity securities with ratings below investment grade by Standard & Poor's or another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of expected cash flows equals or exceeds a security's amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturities at December 31, 2024 or December 31, 2023. During the year ended December 31, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company's inability to hold the security until a recovery in its value to the amortized cost basis. For the remainder of securities in an unrealized loss position, management does not intend to sell the securities and it is not "more likely than not" that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
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
At December 31, 2024, the Company's bank loan portfolio had an aggregate unpaid principal balance of $149.4 million and an aggregate fair value of $142.4 million. Investment income on bank loan participations included in net investment income was $17.0 million, $12.0 million, $4.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. Net realized and unrealized gains (losses) on investments includes losses of $620,000, gains of $9.0 million, and losses of $5.4 million related to changes in unrealized gains and losses on bank loan participations for the years ended December 31, 2024, 2023, and 2022, respectively. Management concluded that $3.3 million, $397,000, and $574,000 of the net realized and unrealized gains (losses) were due to credit-related impairments for the years ended December 31, 2024, 2023, and 2022, respectively. Losses due to credit-related impairments were determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at December 31, 2024 or 2023.
Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturity securities	$48,262	$49,793	$28,131
Bank loan participations	16,992	11,984	4,256
Equity securities	7,424	6,548	5,479
Other invested assets	4,855	5,049	3,408
Cash, cash equivalents, restricted cash equivalents, and short-term investments	19,249	13,703	4,170
Gross investment income	96,782	87,077	45,444
Investment expense	(3,693)	(3,031)	(2,256)
Net investment income	$93,089	$84,046	$43,188

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturity securities:
Gross realized gains	$1,613	$—	$1,534
Gross realized losses	(2,891)	(339)	(291)
	(1,278)	(339)	1,243
Equity securities:
Gross realized gains	11,061	1,845	1,248
Gross realized losses	(1,439)	(320)	(685)
Changes in fair values of equity securities	(873)	3,722	(11,685)
	8,749	5,247	(11,122)
Bank loan participations:
Gross realized gains	845	306	63
Gross realized losses	(4,069)	(3,806)	(428)
Changes in fair values of bank loan participations	(620)	9,049	(5,381)
	(3,844)	5,549	(5,746)
Short-term investments and other:
Gross realized gains	1	2	1
Gross realized losses	(2)	(18)	(96)
Changes in fair values of short-term investments and other	(1)	—	—
	(2)	(16)	(95)
Total	$3,625	$10,441	$(15,720)
The change in the Company’s available-for-sale fixed maturity gross unrealized net losses was $(7.9) million, $30.4 million and $(131.4) million for the years ended December 31, 2024, 2023, and 2022, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The Company invests selectively in private debt and equity opportunities. These investments, which together comprise the Company’s other invested assets, are primarily focused in renewable energy, limited partnerships, and bank holding companies.

	Carrying Value		Investment Income
	December 31,		Year Ended December 31,
	2024	2023	2024	2023	2022
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,690	$8,382	$1,447	$2,375	$3,366
Corporate & Other	—	—	293	524	435
	7,690	8,382	1,740	2,899	3,801
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	608	61	108	270
Corporate & Other	—	761	77	136	337
	—	1,369	138	244	607
Limited partnerships (c)
Excess and Surplus Lines	14,644	11,914	2,393	1,566	(805)
Corporate & Other	464	664	—	—	(538)
	15,108	12,578	2,393	1,566	(1,343)
Private Debt (d)
Excess and Surplus Lines	13,902	10,805	584	340	343
Corporate & Other	—	—	—	—	—
	13,902	10,805	584	340	343
Total other invested assets
Excess and Surplus Lines	36,236	31,709	4,485	4,389	3,174
Corporate & Other	464	1,425	370	660	234
	$36,700	$33,134	$4,855	$5,049	$3,408
(a)    The Company’s Excess and Surplus Lines segment owns equity interests ranging from 3.6% to 5% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The Company’s former Non-Executive Chairman invested in certain of these LLCs. The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. During the fourth quarter of 2022, the underlying projects in two of our LLCs were sold at the manager's discretion. The Company received proceeds of $20.2 million, comprised of $17.2 million in the Excess and Surplus Lines segment and $3.0 million in the Corporate and Other segment. During the year ended December 31, 2023, the Company received additional proceeds from the sales of $3.1 million in the Excess and Surplus Lines segment and $524,000 in the Corporate and Other segment. During the year ended December 31, 2024, the Company received additional proceeds from the sales of $1.7 million in the Excess and Surplus Lines segment and $293,000 in the Corporate and Other segment. The Company received cash distributions from all renewable energy investments totaling $439,000 and $3.7 million for the years ended December 31, 2024 and 2023, respectively.
(b)    The Company's Excess and Surplus Lines and Corporate and Other segments have invested in two notes receivable for renewable energy projects. Interest on the notes, which mature in 2025, is fixed at 12%. During the year ended December 31, 2024, the Company received principal repayments of $608,000 and $761,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively. During the year ended December 31, 2023, the Company received principal repayments of $593,000 and $742,000 on the notes receivable in the Company's Excess and Surplus Lines segment and Corporate and Other segment, respectively.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
(c)    The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. During the year ended December 31, 2022, the Company recognized an impairment loss of $538,000 on one limited partnership in the Corporate & Other segment. At December 31, 2024, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $4.7 million in these limited partnerships and a $20.0 million commitment to invest in a new limited partnership.
(d)    The Company's Excess and Surplus Lines segment holds two notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. At December 31, 2024, the Company's Excess and Surplus Lines segment has outstanding commitments to invest another $2.3 million in these notes. Previously, the Company's Excess and Surplus Lines segment held $4.5 million of subordinated notes issued by a bank holding company for which the former Non-Executive Chairman of the Company was previously the Lead Independent Director. The notes matured on August 12, 2023. Interest on the notes was fixed at 7.6% per annum.
At December 31, 2024 and 2023, cash and investments with a fair value of $76.6 million and $72.4 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.
4.    Deferred Policy Acquisition Costs
An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$31,497	$32,837	$21,399
Policy acquisition costs deferred:
Commissions	43,720	47,665	38,190
Underwriting and other issue expenses	20,918	23,628	23,057
	64,638	71,293	61,247
Amortization of policy acquisition costs	(65,960)	(72,633)	(49,809)
Net change	(1,322)	(1,340)	11,438
Balance at end of period	$30,175	$31,497	$32,837
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
All of the Company’s goodwill is an asset of the Excess and Surplus Lines segment. The Company’s annual testing performed in the fourth quarter of 2024, 2023 and 2022 indicated that no impairment of goodwill had occurred. The carrying amount of goodwill at December 31, 2024 and 2023 was $181.8 million. Accumulated goodwill impairment losses were $99.6 million at December 31, 2024 and 2023. The most recent goodwill impairment losses occurred in 2010.
Specifically identifiable intangible assets were acquired in the Merger. In September, 2023, the Company sold the renewal rights to the Individual Risk Workers’ Compensation (“IRWC”) business in the Specialty Admitted Insurance segment. Upon closing of the transaction, the Company recognized an impairment charge of $2.5 million related to the trademark intangible asset associated with the IRWC business. During the fourth quarters of 2024, 2023 and 2022, the indefinite-lived intangible assets for trademarks and insurance licenses and authorities were tested for impairment. Intangible assets for broker relationships that have specific lives and are subject to amortization were also reviewed for impairment. There were no additional impairments recognized in 2024, 2023, or 2022.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		December 31,
		2024		2023
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangibles not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	7,825	11,611	7,462
Identifiable intangible assets subject to amortization		11,611	7,825	11,611	7,462
		$40,275	$7,825	$40,275	$7,462
Future estimated amortization of specifically identifiable intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$363
2026	363
2027	363
2028	363
2029	363
Thereafter	1,971
Total	$3,786
The table below summarizes the changes in the net carrying values of intangible assets by segment for the year ended December 31, 2024:

	December 31, 2023			December 31, 2024
	Net Carrying Value	Amortization	Impairment Losses	Net Carrying Value
	(in thousands)
Excess and Surplus Lines
Trademarks	$19,700	$—	$—	$19,700
Insurance licenses and authorities	4,900	—	—	4,900
Broker relationships	4,148	(363)	—	3,785
	28,748	(363)	—	28,385
Specialty Admitted Insurance
Trademarks	—	—	—	—
Insurance licenses and authorities	4,065	—	—	4,065
	4,065	—	—	4,065
Total identifiable intangible assets	$32,813	$(363)	$—	$32,450

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
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
6.    Property and Equipment, Net
Property and equipment, net of accumulated depreciation, is included in "other assets" on the consolidated balance sheets and consists of the following:

	December 31,
	2024	2023
	(in thousands)
Electronic data processing hardware and software	$24,902	$19,693
Furniture and equipment	1,763	2,136
Property and equipment, cost basis	26,665	21,829
Accumulated depreciation	(6,892)	(4,834)
Property and equipment, net	$19,773	$16,995
7.    Leases
The Company has entered into operating leases for office space in North Carolina, Virginia, Arizona, and Georgia. The present value of future lease payments for the Company’s leases with terms greater than 12 months are included on the consolidated balance sheets as lease liabilities and right-of-use lease assets. For leases with terms of 12 months or less, lease payments are recognized in other operating expenses on a straight-line basis over the lease term.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
At December 31, 2024, lease liabilities and right-of-use assets associated with the Company's operating leases were $5.6 million and $5.3 million, respectively ($8.0 million and $7.8 million at December 31, 2023, respectively). The weighted-average discount rate and weighted average remaining lease term for operating leases was 4.8% and 2.6 years, respectively, as of December 31, 2024.
The table below summarizes maturities of the Company’s operating lease liabilities as of December 31, 2024, which reconciles to total lease liabilities included in other liabilities on the Company’s consolidated balance sheets:

Years ending December 31,	(in thousands)
2025	$3,150
2026	1,196
2027	914
2028	538
2029	158
Thereafter	—
Total lease payments	5,956
Less imputed interest	(357)
Total operating lease liabilities	$5,599
Operating lease liabilities include $2.3 million associated with office space in a building that is owned by a partnership in which the Company has a minority interest.
Operating lease costs were $4.1 million, $4.6 million, and $4.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Operating lease costs are primarily comprised of rental expense for operating leases. Rental expense is recognized on a straight line basis over the lease term and includes amortization of the right-of-use lease asset and imputed interest on the lease liability. Operating lease costs are included in other operating expenses in the Company's consolidated statements of (loss) income and comprehensive loss.
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
Years ended December 31, 2024, 2023, and 2022
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
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.2 million, $660,000, and $580,000 at December 31, 2024, 2023, and 2022, respectively.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,246,973	$1,080,766	$974,221
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	441,058	463,530	429,260
Prior years - retroactive reinsurance	37,237	4,991	15,742
Prior years - excluding retroactive reinsurance	76,079	31,636	(4,360)
Total incurred losses and loss and adjustment expenses	554,374	500,157	440,642
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	31,313	32,410	33,720
Prior years	333,277	296,549	284,635
Total loss and loss adjustment expense payments	364,590	328,959	318,355
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	37,237	4,991	15,742
Deduct: Loss reserves ceded in E&S ADC	313,242	—	—
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,086,278	1,246,973	1,080,766
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,998,128	1,359,134	1,260,197
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,084,406	$2,606,107	$2,340,963
The foregoing reconciliation shows that $76.1 million of net adverse development was experienced in 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This net adverse reserve development included $76.7 million of net adverse development in the Excess and Surplus Lines segment, including a $52.2 million reserve charge upon execution of the E&S ADC (consideration paid in excess of initial reserves), and $607,000 of net favorable development in the Specialty Admitted Insurance segment.
The foregoing reconciliation shows that $31.6 million of net adverse development was experienced in 2023 on the reserve for losses and loss adjustment expenses held at December 31, 2022 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This net adverse reserve development included $32.6 million of net adverse development in the Excess and Surplus Lines segment, with adverse development in accident years 2020 and prior exceeding favorable development on accident years 2022 and 2021, and $972,000 of net favorable development in the Specialty Admitted Insurance segment.
The foregoing reconciliation shows that $4.4 million of net favorable development was experienced in 2022 on the reserve for losses and loss adjustment expenses held at December 31, 2021 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This net favorable

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
reserve development included $210,000 of net favorable development in the Excess and Surplus Lines segment and $4.2 million of net favorable development in the Specialty Admitted Insurance segment. The Company also experienced $5.0 million of net catastrophe losses in 2022 related to Hurricane Ian.
Loss Portfolio Transfers and Adverse Development Covers
Loss portfolio transfers and adverse development covers are forms of retroactive reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. This reinsurance can bring economic finality (up to the limit of such agreements, if applicable) on the subject risks when they no longer meet the Company's risk appetite or are no longer aligned with the Company's risk management guidelines.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $459.3 million, $456.2 million and $391.8 million as of December 31, 2024, 2023, and 2022, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC, and (c) James River is entitled to a profit commission of 50% of any favorable development on the business ceded to State National below 104.5% of carried reserves, which profit commission shall not exceed $87.0 million in total. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at December 31, 2024.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited ("Enstar"), through its subsidiary Cavello Bay Reinsurance Limited, entered into an adverse development cover agreement with James River ("E&S Top Up ADC"), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at December 31, 2024.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.
The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$20,733	$15,742	$—
Adverse prior year development on subject business	3,051	64,403	46,697
Retroactive reinsurance benefits under the recovery method	(14,562)	(59,412)	(30,955)
Deferred retroactive reinsurance gain at end of period	$9,222	$20,733	$15,742

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$—	$—	$—
Adverse prior year development ceded on subject business	48,748	—	—
Retroactive reinsurance benefits under the recovery method	—	—	—
Deferred retroactive reinsurance gain at end of period	$48,748	$—	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$20,733	$15,742	$—
Adverse prior year development on subject business	51,799	64,403	46,697
Retroactive reinsurance benefits under the recovery method	(14,562)	(59,412)	(30,955)
Deferred retroactive reinsurance gain at end of period	$57,970	$20,733	$15,742

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The following tables present incurred and paid losses and loss adjustment expenses, net of reinsurance as of December 31, 2024 for: (1) the Excess and Surplus Lines segment split between all excess and surplus lines business excluding commercial auto, and separately, commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2023 and prior is presented as “unaudited” supplementary information.
Excess and Surplus Lines — Excluding Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$126,443	$113,417	$104,847	$102,434	$103,688	$110,466	$114,398	$116,085	$118,599	$122,048
2016		138,507	125,093	126,050	126,971	125,097	132,235	135,491	141,242	148,400
2017			144,349	131,897	132,136	124,265	128,674	134,272	147,196	155,593
2018				167,004	158,458	146,633	150,687	151,563	167,237	173,186
2019					214,653	194,759	189,671	188,061	204,844	228,076
2020						239,897	211,732	207,210	231,658	273,883
2021							304,435	286,343	274,120	307,338
2022								340,436	293,402	320,146
2023									369,255	330,330
2024										360,426
Total										$2,419,426

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$4,048	$17,164	$34,801	$55,911	$73,455	$87,344	$94,494	$103,138	$110,860	$112,793
2016		5,180	22,852	46,045	70,105	90,166	102,072	116,059	126,916	133,928
2017			5,290	22,956	42,764	64,924	81,303	102,866	120,229	132,182
2018				6,000	26,160	50,679	76,494	105,538	124,903	138,319
2019					8,235	31,346	62,227	103,836	136,289	166,472
2020						8,642	34,561	73,106	117,892	168,550
2021							11,693	55,070	100,649	154,168
2022								12,713	51,537	108,960
2023									10,927	49,094
2024										11,096
Total										$1,175,562
Total outstanding losses and loss adjustment expenses, net of reinsurance before E&S ADC										$1,243,864
Reinsurance recoverable for E&S ADC										$349,337
All outstanding losses and loss adjustment expenses prior to 2015, net of reinsurance (81 claims outstanding)										$14,834
Total outstanding losses and loss adjustment expenses, net of reinsurance										$909,361

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Excess and Surplus Lines — Commercial Auto

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$30,109	$33,113	$35,149	$36,139	$36,636	$37,839	$38,046	$37,915	$37,950	$37,778
2016		74,340	109,286	126,791	147,122	157,712	164,399	164,046	165,744	165,121
2017			207,355	208,743	272,421	319,472	355,713	366,636	376,251	376,306
2018				255,881	230,220	283,408	349,067	371,637	389,244	389,261
2019					262,306	240,773	339,771	365,279	408,340	416,654
2020						19,133	10,899	12,324	19,009	22,062
2021							21,154	16,565	17,319	19,998
2022								26,126	19,921	19,730
2023									18,181	16,089
2024										11,602
Total										$1,474,601

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$8,356	$15,234	$24,282	$31,592	$34,819	$35,983	$36,710	$37,462	$37,725	$37,753
2016		18,295	54,054	89,381	125,108	141,545	152,030	158,819	162,219	164,491
2017			41,467	107,377	192,961	252,169	309,860	344,235	364,501	369,931
2018				45,136	119,099	184,686	257,346	329,009	368,865	379,246
2019					44,225	107,182	192,982	285,725	358,920	393,141
2020						628	2,854	7,304	14,151	17,705
2021							2,810	4,313	10,325	12,936
2022								1,897	5,365	8,691
2023									2,066	5,341
2024										319
Total										$1,389,554
Total outstanding losses and loss adjustment expenses, net of reinsurance before Commercial Auto LPT										$85,047
Reinsurance recoverable for Commercial Auto LPT										$35,315
Reinsurance recoverable for E&S ADC										$12,653
All outstanding losses and loss adjustment expenses prior to 2015, net of reinsurance (0 claims outstanding)										$25
Total outstanding losses and loss adjustment expenses, net of reinsurance										$37,104

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Specialty Admitted — Individual Risk Workers’ Compensation

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$20,938	$21,274	$19,741	$18,376	$17,626	$16,492	$16,468	$16,409	$16,096	$16,093
2016		21,678	20,299	18,050	15,800	14,050	13,069	12,790	12,510	12,502
2017			24,869	22,071	19,779	18,810	16,606	15,487	15,360	15,318
2018				16,432	16,288	16,038	14,200	12,139	11,829	11,793
2019					20,253	21,056	20,631	18,129	17,624	17,408
2020						20,137	22,240	19,389	18,934	18,617
2021							14,519	14,713	12,668	12,702
2022								14,507	11,828	11,096
2023									21,095	19,218
2024										12,715
Total										$147,462

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$6,604	$13,285	$15,118	$15,889	$15,901	$16,068	$16,069	$16,071	$16,071	$16,071
2016		4,664	10,227	12,135	12,432	12,481	12,483	12,483	12,483	12,483
2017			6,546	12,782	14,285	15,195	15,210	15,236	15,279	15,286
2018				4,497	9,034	11,412	11,746	11,765	11,752	11,747
2019					5,473	13,776	16,254	16,909	17,154	17,179
2020						7,394	14,668	16,665	17,206	17,606
2021							5,874	10,780	11,679	11,865
2022								5,943	9,732	10,348
2023									6,126	12,764
2024										4,998
Total										$130,347
All outstanding losses and loss adjustment expenses prior to 2015, net of reinsurance (2 claims outstanding)										$151
Outstanding losses and loss adjustment expenses assumed from involuntary workers’ compensation pools										$3,106
Total outstanding losses and loss adjustment expenses, net of reinsurance										$20,372

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Specialty Admitted — Fronting and Programs

Incurred losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$7,136	$9,632	$9,358	$8,974	$8,384	$8,444	$8,436	$8,279	$8,195	$8,176
2016		11,542	15,670	14,682	15,522	14,468	15,090	14,304	13,289	13,133
2017			21,229	24,271	25,201	24,728	25,097	24,893	23,128	23,576
2018				21,758	20,677	19,822	20,158	19,268	19,193	19,129
2019					18,832	19,020	19,991	18,956	18,777	18,210
2020						25,433	28,131	31,555	34,705	34,650
2021							39,999	44,857	47,505	46,526
2022								47,262	51,101	50,544
2023									53,635	58,449
2024										55,536
Total										$327,929

Cumulative paid losses and loss adjustment expenses, net of reinsurance (in thousands)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$2,058	$4,666	$6,165	$6,919	$7,329	$7,654	$7,728	$7,824	$8,007	$8,034
2016		1,894	5,123	6,888	10,732	10,896	11,711	12,142	12,321	12,567
2017			1,223	6,682	13,065	15,854	18,219	20,655	20,770	21,752
2018				885	4,972	10,495	12,631	14,059	15,424	16,457
2019					4,358	5,125	9,958	13,007	14,914	15,740
2020						5,375	15,678	20,903	26,523	29,084
2021							8,347	18,106	27,156	34,120
2022								13,018	23,284	30,131
2023									13,145	26,983
2024										14,745
Total										$209,613
All outstanding losses and loss adjustment expenses prior to 2015, net of reinsurance (1 claim outstanding)										$—
Outstanding losses and loss adjustment expenses, assumed from involuntary pools										$1,125
Total outstanding losses and loss adjustment expenses, net of reinsurance										$119,441

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The reconciliation of the net incurred and paid claims development tables to the reserve for losses and loss adjustment expenses in the consolidated balance sheet at December 31, 2024 is as follows (in thousands):

E&S – excluding commercial auto	$909,361
E&S – commercial auto	37,104
Specialty Admitted – individual risk workers’ compensation	20,372
Specialty Admitted – fronting and programs	119,441
Net reserve for losses and loss adjustment expenses	1,086,278
Reinsurance recoverables on unpaid losses (gross of $1.2 million allowance for credit losses on reinsurance recoverables)	1,998,128
Gross reserve for losses and loss adjustment expenses	$3,084,406
The following is unaudited supplementary information about average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2024.

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
E&S – excluding commercial auto	3.4%	11.5%	14.7%	16.4%	14.7%	11.5%	8.5%	7.4%	5.5%	1.6%
E&S – commercial auto	10.9%	16.3%	21.6%	20.2%	14.3%	7.4%	3.5%	1.8%	1.0%	0.1%
Specialty Admitted – individual risk workers’ compensation	29.1%	32.3%	15.5%	7.7%	6.1%	3.3%	1.9%	1.0%	1.0%	0.7%
Specialty Admitted – fronting and programs	19.8%	21.4%	20.1%	13.3%	8.0%	5.0%	3.7%	3.8%	2.4%	2.1%
In determining the cumulative number of reported claims, the Company measures claim counts by individual claimant for individual risk workers’ compensation policies in the Specialty Admitted Insurance segment. In the Excess and Surplus Lines segment and for fronting and programs in the Specialty Admitted Insurance segment, the Company measures claim counts by claim event. The claim counts include all claims reported, even if the Company does not establish a liability for the claim (i.e. reserve for losses and loss adjustment expenses).
The table below provides information on IBNR liabilities and claims frequency for: (1) the Excess and Surplus Lines segment split between commercial auto and all non commercial auto, and (2) the Specialty Admitted Insurance segment split between individual risk workers’ compensation and fronting and programs:
Excess and Surplus Lines — Excluding Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before E&S ADC	IBNR net of E&S ADC	Cumulative # of Reported Claims
	($ in thousands)
2015	$122,048	$4,065	$1,765	2,739
2016	148,400	6,758	2,841	3,807
2017	155,593	9,949	4,336	4,963
2018	173,186	12,942	5,904	6,156
2019	228,076	29,201	12,652	7,284
2020	273,883	59,368	28,306	6,980
2021	307,338	104,355	45,322	6,074
2022	320,146	145,381	61,332	5,628
2023	330,330	232,184	97,166	4,456
2024	360,426	330,304	330,304	2,885

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Excess and Surplus Lines — Commercial Auto

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR before Commercial Auto LPT& E&S ADC	IBNR net of Commercial Auto LPT & E&S ADC	Cumulative # of Reported Claims
	($ in thousands)
2015	$37,778	$25	$1	41,771
2016	165,121	169	6	89,117
2017	376,306	2,477	84	134,150
2018	389,261	4,126	6	97,342
2019	416,654	10,790	33	71,494
2020	22,062	1,873	827	637
2021	19,998	3,974	1,666	791
2022	19,730	6,699	2,587	528
2023	16,089	7,714	3,154	299
2024	11,602	10,735	10,735	203
Specialty Admitted - Individual Risk Workers’ Compensation

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2015	$16,071	$22	975
2016	12,483	19	836
2017	15,306	11	1,093
2018	11,773	20	1,238
2019	17,227	180	1,555
2020	18,277	340	1,381
2021	12,409	293	1,301
2022	10,814	281	1,050
2023	18,772	446	907
2024	9,877	2,838	283

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
 Specialty Admitted — Fronting and Programs

Accident Year	Incurred Losses and Loss Adj Expenses	IBNR	Cumulative # of Reported Claims
	($ in thousands)
2015	$8,146	$30	1,363
2016	13,009	124	2,825
2017	22,734	842	6,809
2018	18,230	899	7,416
2019	17,235	976	8,170
2020	32,526	2,125	9,173
2021	39,679	6,846	10,848
2022	39,210	11,335	10,153
2023	42,655	15,794	10,075
2024	23,396	32,140	7,364
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
At December 31, 2024, the Company had reinsurance recoverables on unpaid losses of $1,996.9 million and reinsurance recoverables on paid losses of $101.2 million. All material reinsurance recoverables are from companies with A.M. Best Company ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or trust agreements, or represent recoverables from a state residual market for automobile insurance.
At December 31, 2024, reinsurance recoverables on unpaid losses from the Company’s three largest reinsurers were $398.5 million, $365.5 million, and $216.6 million, representing 49.1% of the total balance.
At December 31, 2024, prepaid reinsurance premiums ceded to the three reinsurers with the largest amount of prepaid reinsurance premiums totaled $37.1 million, $36.8 million, and $34.7 million, representing 36.6% of the total balance.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Premiums written, premiums earned, and losses and loss adjustment expenses incurred are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Written premiums:
Direct	$1,429,791	$1,506,668	$1,408,524
Assumed	1,981	1,992	2,848
Ceded	(850,918)	(814,759)	(745,926)
Net	$580,854	$693,901	$665,446
Earned premiums:
Direct	$1,445,652	$1,496,708	$1,378,619
Assumed	1,984	2,250	3,032
Ceded	(847,440)	(790,953)	(751,917)
Net	$600,196	$708,005	$629,734
Losses and loss adjustment expenses:
Direct	$1,343,698	$1,204,532	$937,393
Assumed	730	2,032	1,344
Ceded	(790,054)	(706,407)	(498,095)
Net	$554,374	$500,157	$440,642
10.    Senior Debt
The Company has a $257.5 million senior revolving credit facility (as amended or amended and restated, the "2013 Facility”). The 2013 Facility is comprised of the following at December 31, 2024:
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin (1.75% at December 31, 2024), which is subject to change according to terms in the credit agreement. At December 31, 2024 and 2023, the Company had a drawn balance of $185.8 million outstanding on the unsecured revolver.
•    A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At December 31, 2024, the Company had $7.5 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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
Additionally, the Third Amended and Restated Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or one or more financial institutions which were not previously party to the Third Amended and Restated Credit Agreement (with the consent of the administrative agent) provide it with increases in the secured or unsecured revolving credit facilities of up to an aggregate of $100.0 million, which is unchanged from the accordion feature set forth in the Second Amended and Restated Credit Agreement. The Company’s ability to request such increases in the revolving credit facility is subject to its compliance with customary conditions set forth in the Third Amended and Restated Credit Agreement.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
A subsidiary of the bank holding company for which the former Non-Executive Chairman of the Company was previously Lead Independent Director is one of the lenders for the 2013 Facility, with a $40.9 million commitment allocation on the total $257.5 million 2013 Facility.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at December 31, 2024.
On August 2, 2017, the Company and its wholly-owned subsidiary, JRG Re, together as borrowers, entered into a credit agreement (the "2017 Facility") that provided the Company with a revolving line of credit of up to $100.0 million, which was used for loans and letters of credit made or issued, at the borrowers' option, on a secured or unsecured basis. The loans and letters of credit made or issued under the revolving line of credit were used to finance the Borrowers’ general corporate purposes. Obligations under the 2017 Facility carried a variable rate of interest subject to terms in the credit agreement.
The 2017 Facility was amended from time to time since its inception in 2017, including on April 16, 2024 in connection with the closing of the sale of JRG Re by the Company to (i) release JRG Re as a borrower and release all collateral pledged by JRG Re thereunder, (ii) increase the applicable interest rates, (iii) eliminate the letter of credit portion of the facility, and (iv) to build in an automatic decrease of the facility amount by the amount of each letter of credit outstanding under the 2017 Facility as of the date of the amendment with effect from the date each such letter of credit is cancelled. The 2017 Facility was terminated in November 2024.
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
The terms of the Senior Debt contain certain covenants, with which the Company was in compliance at December 31, 2024, and which, among other things, restrict our ability to assume senior indebtedness secured by our U.S. holding company's common stock or its subsidiaries' capital stock or to issue shares of its subsidiaries' capital stock.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at December 31, 2024 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The Trust Preferred Securities are subject to mandatory redemption in a like amount (a) upon repayment of all of the Junior Subordinated Debt on the stated maturity date, (b) contemporaneously with the optional prepayment of all of the Junior Subordinated Debt in conjunction with a special event (as defined), and (c) five years or more after the issue date, contemporaneously with the optional prepayment, in whole or in part, of the Junior Subordinated Debt. The Indentures contain certain covenants which the Company is in compliance with as of December 31, 2024.
Interest payable is included in “accrued expenses” on the accompanying consolidated balance sheets.
12.    Series A Preferred Shares
Initial Issuance and Terms
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
The Series A Preferred Shares rank senior to the Company's common shares with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company, upon which the holders of Series A Preferred Shares would receive the greater of the $1,000 liquidation preference per share (the “Liquidation Preference”) plus accrued and unpaid dividends, or the amount they would have received if they had converted all of their Series A Preferred Shares to common shares immediately before such liquidation, dissolution or winding up.
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company's election. Prior to the amendment on November 11, 2024 (as discussed below), on the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate would reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Prior to the amendment on November 11, 2024 (disclosed below), cash dividends of $10.5 million were paid in the nine months ended September 30, 2024, including cash dividends paid in January, April, July, and September for the three month periods ended December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. For the years ended December 31, 2023 and 2022, cash dividends of $10.5 million and $8.8 million were declared, respectively, of which $2.6 million was payable at December 31 of both years.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. Prior to the amendment on November 11, 2024 (disclosed below), net adverse reserve development exceeded the threshold. If net adverse reserve development exceeded the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price would be adjusted pursuant to the Certificate of Designations, subject to a floor conversion price of $21.902, and the adjusted conversion price would become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price had been met prior to the amendment on November 11, 2024.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s U.S.-based insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common shares to our shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares.
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
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares were classified as mezzanine equity in the Company's consolidated balance sheets and recognized at their fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in a carrying value of $144.9 million.
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners initially designated Matthew Botein as the Series A Designee, and Mr. Botein was approved by the Board as a Class I director with a term that expired at the 2024 annual general meeting of the Company’s

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
shareholders. Mr. Botein was re-elected as a director at the 2024 annual general meeting for a term ending at the 2025 annual general meeting.
2024 Amendment and Revised Terms
On November 11, 2024, the Company amended the Certificate of Designations held by GPC Partners to, among other things, (i) convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40 (the “Minimum Price”), (ii) increase the voluntary conversion price from 127.5% to 130% of the Minimum Price, (iv) increase the mandatory conversion price from 130% to 200% of the voluntary conversion price, (v) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, (vi) cap the dividend rate at 8%, (vii) eliminate the adverse development anti-dilution adjustment provision, and (viii) limit transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance Company below A- (Excellent), 19.9% of the voting equity.
The Company accounted for the amendment as an extinguishment of the pre-amendment Series A Preferred Shares due to the significance of quantitative and qualitative changes to the shares. The Company estimated the fair value of the new Series A Preferred Shares to be $133.1 million on the date of issuance and classified the new Series A Preferred Shares as mezzanine equity. The redemption feature, which could require the Company to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, was not impacted by the amendment. The Company recorded a deemed dividend of $25.7 million within retained deficit for the difference between the $144.9 million carrying value of the extinguished pre-amendment Series A preferred shares and the combined $133.1 million estimated fair value of the new Series A Preferred Shares and $37.5 million of new common shares issued through conversion of Series A Preferred Shares in the amendment.
Cash dividends of $2.3 million were paid on the Series A Preferred Shares in the three months ended December 31, 2024 including a $299,000 stub period dividend on the 37,500 Series A Preferred Shares converted to common shares with the amendment and a $2.0 million dividend on the 112,500 Series A Preferred Shares that remain outstanding post-amendment.
The new Series A Preferred Shares were valued at the time of the amendment using a lattice method commonly applied to value preferred shares. The new Series A Preferred Shares are classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs.
13.    Shareholders' Equity
The Company has 200,000,000 common shares authorized with $0.0002 par value per share. The following table presents a rollforward of changes in common shares issued and outstanding.

	Year Ended December 31,
	2024	2023

Issued and outstanding common shares, beginning of year	37,641,563	37,470,237
Conversion of Series A Preferred Shares to common shares	5,859,375	—
Enstar common share investment	1,953,125	—
Vesting of RSU awards	190,255	171,326
Issued and outstanding common shares, end of year	45,644,318	37,641,563
On November 11, 2024, the Company amended the Certificate of Designations to, among other things, convert 37,500 outstanding Series A Preferred Shares with a liquidation value of $37.5 million to common shares at a per share price of $6.40, resulting in the issuance of 5,859,375 common shares. The difference between the $6.40 share price per the amended Certificate of Designations and the $6.62 closing price of the Company's shares on November 11, 2024 is considered a deemed dividend for accounting purposes, resulting in a $1.3 million charge to retained deficit.
On November 11, 2024, Enstar Group Limited ("Enstar"), through its subsidiary Cavello Bay Reinsurance Limited, entered into a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40. The Enstar investment closed on December 23, 2024, resulting in the issuance of 1,953,125 common shares. The difference between the $6.40 share price per the subscription agreement and the $4.66 closing price of the Company's shares on December 23, 2024 is considered a deemed contribution for accounting purposes, resulting in a $3.4 million increase in additional paid-in-capital.
The Company has 5,757,650 common shares reserved for future issuance upon exercise or vesting of equity awards, as applicable, and 13,521,635 common shares reserved for issuance upon conversion of the Series A Preferred Shares.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The Board of Directors declared the following cash dividends on common shares in 2024, 2023, and 2022:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount (thousands)
2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940
April 25, 2024	$0.05	June 10, 2024	June 28, 2024	$1,939
July 25, 2024	$0.05	September 16, 2024	September 30, 2024	$1,938
November 9, 2024	$0.01	December 16, 2024	December 31, 2024	$446
Total	$0.16			$6,263
2023
February 16, 2023	$0.05	March 13, 2023	March 31, 2023	$1,922
April 27, 2023	$0.05	June 12, 2023	June 30, 2023	$1,921
July 27, 2023	$0.05	September 11, 2023	September 29, 2023	$1,922
October 26, 2023	$0.05	December 11, 2023	December 29, 2023	$1,919
Total	$0.20			$7,684
2022
February 16, 2022	$0.05	March 14, 2022	March 31, 2022	$1,908
April 28, 2022	$0.05	June 13, 2022	June 30, 2022	$1,908
July 26, 2022	$0.05	September 12, 2022	September 30, 2022	$1,908
October 25, 2022	$0.05	December 12, 2022	December 30, 2022	$1,908
Total	$0.20			$7,632
Included in the dividends are $152,000, $159,000 and $141,000 of dividend equivalents on RSUs, of which $252,000, $255,000 and $335,000 were payable as of December 31, 2024, 2023, and 2022, respectively.
14.    Equity Awards
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. The 2014 LTIP was amended on October 24, 2024, increasing the number of shares available for issuance under the 2014 LTIP by 525,000 shares. Following the amendment, the maximum number of shares available for issuance under the 2014 LTIP is 5,507,650, and at December 31, 2024, 1,716,316 shares are available for grant.
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
Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels set at 50%, 100% and 200% of the target number of PRSUs, respectively. The PRSUs awarded in the first quarter of 2023 have a performance period of January 1, 2023 through December 31, 2025. The PRSUs awarded in the first quarter of 2024 have a performance period of January 1, 2024 through December 31, 2026.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. The 2014 Director Plan was amended on October 24, 2024, increasing the number of shares available for issuance under the 2014 LTIP by 100,000 shares.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Following the amendment, the maximum number of shares available for issuance under the 2014 Director Plan is 250,000, and at December 31, 2024, 131,927 shares are available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined), and in the case of the 2014 LTIP for Good Reason (as defined), at any time following a Change in Control (as defined in the applicable plans).
Options
The following table summarizes the option activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding:
Beginning of year	74,390	$42.17	287,974	$35.26	287,974	$35.26
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Lapsed	(74,390)	$42.17	(164,548)	$32.07	—	$—
Forfeited	—	$—	(49,036)	$35.50	—	$—
End of year	—	$—	74,390	$42.17	287,974	$35.26
Exercisable, end of year	—	$—	74,390	$42.17	287,974	$35.26
There were no options granted in 2024, 2023, or 2022. The value of the options granted prior to 2022 was estimated at the date of grant using the Black-Scholes-Merton option pricing model. The options outstanding at December 31, 2023 lapsed in the year ended December 31, 2024. At December 31, 2024, no options remain outstanding. The options outstanding at December 31, 2023 and 2022 were fully vested (vesting period of three years from date of grant) and had a contractual life of seven years from the original date of grant. All options had an exercise price equal to the fair value of the underlying shares at the date of grant.
The intrinsic value of each option was determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. No options were exercised during 2024, 2023 or 2022. The aggregate intrinsic value of options outstanding and options exercisable was $0 at December 31, 2023 and 2022. The fair value used for calculating intrinsic values was $9.24 and $20.91 at December 31, 2023 and 2022, respectively.
RSUs
The following table summarizes RSU activity:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of year	751,254	$23.48	665,458	$25.98	292,135	$45.89
Granted	541,520	$9.75	388,517	$24.13	560,680	$20.61
Vested	(276,428)	$24.80	(250,793)	$30.99	(147,530)	$45.16
Forfeited	(101,494)	$17.55	(51,928)	$24.08	(39,827)	$25.41
PRSU performance adjustment	(29,679)	$24.83	—	$—	—	$—
Unvested, end of year	885,173	$15.30	751,254	$23.48	665,458	$25.98
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period. RSUs granted to non-employee directors generally have a one year vesting period. The total fair value of shares vested in 2024, 2023 and 2022 was $2.7 million, $5.6 million and $3.8 million, respectively. The holders of RSUs are entitled to dividend equivalents. The

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is based on the market price of the underlying shares at the date of grant. The RSUs granted in 2024 and 2023 include 231,492 and 91,818 PRSU awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest. In 2024, a downward performance adjustment was made to the outstanding PRSUs granted in 2023.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Share based compensation expense	$6,631	$9,116	$8,122
U.S. tax benefit on share based compensation expense	$1,214	$1,690	$1,526
Compensation cost for PRSUs is based upon the probable outcome of performance conditions. In 2024, the Company adjusted the probable outcome of performance conditions for the 2023 PRSUs which resulted in a cumulative adjustment to reduce the compensation expense recognized for the awards of $451,000.
At December 31, 2024, the Company had $6.3 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 1.6 years.
15.    Income Taxes
Currently, James River Group Holdings, Ltd. is not (and its former Bermuda-based subsidiary, JRG Re, prior to its disposition was not) subject to income or capital tax. The Companies have obtained from the Bermuda Minister of Finance an assurance that, in the event Bermuda enacts legislation imposing tax, the imposition of any such tax shall not be applicable to the Company until March 31, 2035 (the “EUTP Act”). Effective for tax years beginning on or after January 1, 2025, Bermuda has introduced the Corporate Income Tax Act 2023 ("CIT Act") where a Bermuda Constituent Entity group (BCE) that is part of an “in scope Multi-National Enterprise group” (MNE) will be subject to a 15% corporate income tax. The CIT Act supersedes the assurance received from the Bermuda Minister of Finance under the EUTP Act.
A MNE group with a limited international footprint is not an in scope MNE, thus not subject to CIT. The limited international footprint exception is a year-by-year test and expires after tax year 2029. James River Group Holdings, Ltd. is expected to meet the criteria of the limited international footprint exception, and as such is not expected to be subject to tax under the CIT act.
Distributions from the Company’s U.S. subsidiaries to its U.K. intermediate holding company, James River UK, are generally subject to a 5% dividend withholding tax. No distributions occurred in 2024, 2023 or 2022.
The Company’s U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The Company’s U.S.-domiciled subsidiaries file a consolidated U.S. federal income tax return.
The Company’s U.S.-based subsidiaries are generally no longer subject to income tax examination by U.S. income tax authorities for the tax years ending before January 1, 2021.
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
The expected income tax provision computed from pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable Federal statutory tax rate. Federal

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
statutory tax rates of 0% and 21% have been used in 2024, 2023 and 2022 for Bermuda and the U.S., respectively. The U.S. income (loss) before Federal income taxes was $(40.0) million, $119.9 million, and $85.9 million for the years ending December 31, 2024, 2023, and 2022, respectively. The Tax Act base-erosion and anti-abuse tax (“BEAT”) provisions impose a minimum tax on applicable taxpayers that make certain payments to related foreign persons. BEAT subjects the modified taxable income of an applicable taxpayer to a specified tax rate (10% in 2024). Modified taxable income is generally calculated by adding back certain payments to related foreign persons to regular taxable income. A reconciliation of the difference between the Company’s Federal income tax provision on U.S. income and the expected Federal tax provision on U.S. income using the weighted-average tax rate as well as a reconciliation to total tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Federal income tax expense (benefit) at applicable statutory rates	$(8,435)	$25,175	$18,041
Tax-exempt investment income	(216)	(230)	(225)
Dividends received deduction	(461)	(386)	(315)
Excess tax expense (benefits) on share based compensation	740	449	530
Provision to return and amended tax returns	126	(211)	124
Excess §162(m) compensation	399	522	210
Other	68	(14)	49
Federal income tax expense (benefit)	$(7,779)	$25,305	$18,414
U.S. state income tax expense	145	400	—
Total income tax expense (benefit)	$(7,634)	$25,705	$18,414
The significant components of net deferred tax assets at the corporate income tax rate of 21% for the years ended December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Accrued compensation expenses	$3,696	$3,302
Reserve for losses and loss adjustment expenses	32,823	27,260
Unearned premiums	11,580	12,484
Share based compensation	1,543	1,692
Allowance for credit losses	4,496	3,240
Other invested assets	3,552	998
Net unrealized losses	18,595	16,613
Other	4,466	3,838
Total deferred tax assets	80,751	69,427
Deferred tax liabilities:
Intangible assets	6,709	6,733
Deferred policy acquisition costs	6,337	6,614
Equity method investments	2,792	3,470
Other	3,743	4,313
Total deferred tax liabilities	19,581	21,130
Net deferred tax assets	$61,170	$48,297
Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
jurisdiction of the paying entity. The Company asserts that U.S. unremitted earnings as of December 31, 2024 will be permanently reinvested in the U.S. and, accordingly, no provision for withholding taxes arising in respect to U.S. unremitted earnings has been made.
The Company is considered a mixed company for net operating loss carryforward rules. A 20-year carryforward without an annual income limitation is applicable for insurance companies. The carryforward period for non-insurance companies is unlimited but limited to 80% of the current year taxable income. At December 31, 2024, the Company has $984,000 of net operating loss carryforwards that were generated in 2024 and do not expire.
The Company had no reserve for future tax contingencies or liabilities (“unrecognized tax benefits”) at December 31, 2024 or 2023.
The U.S. imposes a 1% excise tax on reinsurance premiums paid to non-U.S. reinsurers with respect to risks located in the U.S. The rates of tax are established based on the nature of the risk, unless reduced by an applicable U.S. tax treaty. The Company paid excise taxes of $204,000, $194,000, and $842,000 for the years ended December 31, 2024, 2023, and 2022, respectively, on written premiums assumed from third-party insurers with respect to risks located in the U.S. These excise taxes are reflected as “other operating expenses” in the Company’s Consolidated Statements of (Loss) Income and Comprehensive Loss.
16.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Amortization of policy acquisition costs	$65,960	$72,633	$49,809
Other underwriting expenses of the insurance segments	92,266	87,083	71,501
Other operating expenses of the Corporate and Other segment	34,972	33,940	31,260
Total	$193,198	$193,656	$152,570
Other expenses of $6.1 million, $3.8 million, and $795,000 for the years ended December 31, 2024, 2023, and 2022, respectively, primarily consist of certain nonoperating expenses including legal fees related to a class action lawsuit, and legal and other professional fees and other expenses related to various strategic initiatives.
17.    Employee Benefits
The Company and its subsidiaries offer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company and its subsidiaries match employee contributions at various rates up to a maximum contribution of 6.0% of the participant’s earnings subject to certain statutory limits. For the years ended December 31, 2024, 2023, and 2022, the expense associated with the Savings Plans totaled $4.2 million, $4.1 million, and $3.5 million, respectively.
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
On November 13, 2023, a purported class action lawsuit was filed in the U.S. District Court, Southern District of New York, on behalf of Paul Glantz against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On January 12, 2024, both Mr. Glantz and Madhav Ghimire, another individual shareholder, filed an application with the court for appointment as lead plaintiff, and on January 26, 2024 Mr. Glantz filed a notice of non-opposition to Mr. Ghimire's competing motion for appointment as lead plaintiff. On March 25, 2024 the court entered an order appointing Mr. Ghimire as lead plaintiff. On May 24, 2024, plaintiff filed its consolidated amended complaint alleging that he acquired the Company’s common stock at artificially inflated pricing between May 2, 2023 and November 7, 2023, inclusive, that the Company knew and/or recklessly disregarded that it had improperly accounted for

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
reinsurance premiums and did not have effective internal control over financial reporting, and that as a result, he suffered unspecified damages, and seeking unspecified damages, costs, attorneys' fees and such other relief as the court may deem proper. On July 23, 2024 the Company filed a motion to dismiss the consolidated amended complaint. On September 6, 2024, the plaintiff filed its Opposition to Motion to Dismiss and on October 8, 2024, the Company filed its Reply to the plaintiff's Opposition to Motion to Dismiss. On January 23, 2025 the court granted the Company's Motion to Dismiss with prejudice.
On March 11, 2024, the Company filed a complaint (the “Complaint”) in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the previously announced Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the Complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral argument on the motion to dismiss.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against James River Group Holdings, Ltd. and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024 the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, and on January 17, 2025 the Company filed its reply to Fleming's opposition. The Company believes that it has substantial defenses and intends to vigorously defend this lawsuit.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. On September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements. Under the terms of the Commercial Auto LPT, effective as of July 1, 2021, James River ceded to Aleka approximately $345.1 million of commercial auto liabilities relating to Rasier Commercial Auto Policies written in the years 2013-2019, which amount constituted the reinsurance premium. Since inception, due to adverse paid and reported loss trends on the legacy Rasier business, the Company has recognized adverse prior year development of $114.2 million on the reserves subject to the Commercial Auto LPT, bringing the cumulative amount ceded under the Commercial Auto LPT to $459.3 million at December 31, 2024.
Each of Rasier and Aleka are required to post collateral under the Indemnity Agreements and the Commercial Auto LPT:
•Pursuant to the Indemnity Agreements, Rasier is required to post collateral equal to 102% of James River's estimate of the amounts that are recoverable or may be recoverable under the Indemnity Agreements, including, among other things, case loss and loss adjustment expense reserves, IBNR loss and loss adjustment expense reserves, extra contractual obligations and excess policy limits liabilities. The collateral is provided through a collateral trust arrangement (the “Indemnity Trust”) in favor of James River by Aleka. In connection with the execution of the Commercial Auto LPT, James River returned $691.3 million to the Indemnity Trust, representing the remaining balance of the amount withdrawn in October 2019, as was permitted under the indemnification agreements with Rasier and the associated trust agreement. At December 31, 2024, the balance in the Indemnity Trust was $64.7 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Indemnity Agreements as described below, the total balance of collateral securing Rasier’s obligations under the Indemnity Agreements was $82.1 million.
•Pursuant to the Commercial Auto LPT, Aleka is required to post collateral equal to 102% of James River's estimate of Aleka's obligations under the Commercial Auto LPT, calculated in accordance with standard actuarial principles and based on reserves recorded in the Company's statutory financial statements. The collateral is provided through a collateral trust arrangement (the “LPT Trust”) established in favor of James River by Aleka. At December 31, 2024, the balance in the LPT Trust was $30.1 million, and, together with the balance of the Loss Fund Trust (as defined below) attributable to the Commercial Auto LPT as described below, the total balance of collateral securing Aleka’s obligations under the Commercial Auto LPT was $37.8 million. At December 31, 2024, the total reinsurance recoverables under the Commercial Auto LPT was $36.6 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At December 31, 2024, the balance in the Loss Fund Trust was $28.7 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
19.    Other Comprehensive (Loss) Income
The following table summarizes the components of other comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Unrealized (losses) gains arising during the period, before U.S. income taxes	$(9,222)	$105,368	$(219,788)
U.S. income taxes	1,937	(6,313)	26,780
Unrealized (losses) gains arising during the period, net of U.S. income taxes	(7,285)	99,055	(193,008)
Less reclassification adjustment:
Net realized investment (losses) gains	(1,278)	(339)	275
U.S. income taxes	269	71	(261)
Reclassification adjustment for investment (losses) gains realized in net income	(1,009)	(268)	14
Other comprehensive (loss) income	$(6,276)	$99,323	$(193,022)
In addition to the net realized investment (losses) gains of $(1.3) million, $(339,000), and $275,000 on available-for-sale fixed maturity securities for the years ended December 31, 2024, 2023, and 2022, the Company recognized net realized and unrealized investment (losses) gains in the respective years of $(3.8) million, $5.5 million, and $(5.7) million on its investments in bank loan participations and $8.7 million, $5.2 million, and $(11.1) million on its investments in equity securities.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
20.    Segment Information
The Company's continuing operations are comprised of three reportable segments, two of which are separately managed business units and the third (“Corporate and Other”) includes the Company’s remaining operations. The Excess and Surplus Lines segment primarily offers commercial excess and surplus lines liability and excess property insurance products. The Specialty Admitted Insurance segment offers specialty admitted fronting and program business and, prior to the sale of the Company's renewal rights in 2023, workers’ compensation insurance coverage. The Corporate and Other segment consists of certain management and treasury activities of James River Group, James River UK, and JRG Holdings as well as interest expense associated with senior debt and Junior Subordinated Debt, and investment income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Prior to entering into a definitive agreement to sell JRG Re on November 8, 2023, JRG Re was considered a reportable segment (the “Casualty Reinsurance” segment). After entering into the agreement to sell JRG Re, the Company no longer considers Casualty Reinsurance to be a reportable segment, but instead it is reported as discontinued operations. The segment information below excludes discontinued operations for all periods presented.
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Consolidated Statements of (Loss) Income and Comprehensive Loss less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 8 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, share-based compensation for the full Company, and various other corporate expenses that were not reimbursed by our subsidiaries, including costs associated with rating agencies and strategic initiatives. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, amongst other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
The Company's Chief Executive Officer ("CEO") has final authority over segment resource allocation decisions and performance assessment, and consequently, is identified as the Chief Operating Decision Maker ("CODM"). The CEO considers segment underwriting profit (loss) in the annual budget and forecasting process, and in monthly financial reviews of actual segment results compared to budget and prior year periods in order to assess segment performance and make strategic operating decisions regarding the business written by the segments, the allocation of capital and personnel to the segments, and compensation for segment employees. The segment information presented below aligns with the information that is presented regularly to the CEO.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2024
Gross written premiums	$1,017,029	$414,743	$—	$1,431,772
Net earned premiums	512,237	87,959	—	600,196
Fee income	—	4,585	—	4,585
Losses and loss adjustment expenses	485,951	68,423	—	554,374
Less: losses and loss adjustment expense - retroactive reinsurance	37,237	—	—	37,237
Losses and loss adjustment expenses excluding retroactive reinsurance	448,714	68,423	—	517,137
Other operating expenses:
Net commissions	56,186	(11,243)	—	44,943
Employee compensation	62,176	14,115	23,804	100,095
All other operating expenses	22,616	14,376	11,168	48,160
	140,978	17,248	34,972	193,198
Underwriting (loss) profit	(77,455)	6,873	(34,972)	(105,554)
Segment revenues	594,433	109,472	3,721	707,626
Net investment income	73,341	16,937	2,811	93,089
Interest expense	—	—	24,666	24,666
Segment goodwill	181,831	—	—	181,831
Segment assets	3,516,399	1,390,894	99,783	5,007,076

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2023
Gross written premiums	$1,007,351	$501,309	$—	$1,508,660
Net earned premiums	609,566	98,439	—	708,005
Fee income	—	5,301	—	5,301
Losses and loss adjustment expenses	425,035	75,122	—	500,157
Less: losses and loss adjustment expense - retroactive reinsurance	4,991	—	—	4,991
Losses and loss adjustment expenses excluding retroactive reinsurance	420,044	75,122	—	495,166
Other operating expenses:
Net commissions	61,542	(12,809)	—	48,733
Employee compensation	57,436	18,492	22,502	98,430
All other operating expenses	16,197	18,858	11,438	46,493
	135,175	24,541	33,940	193,656
Underwriting profit	54,347	4,077	(33,940)	24,484
Segment revenues	690,388	119,777	1,844	812,009
Net investment income	69,325	13,568	1,153	84,046
Interest expense	—	—	24,627	24,627
Segment goodwill	181,831	—	—	181,831
Segment assets	3,083,798	1,387,020	63,039	4,533,857

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Year Ended December 31, 2022
Gross written premiums	$921,164	$490,208	$—	$1,411,372
Net earned premiums	555,597	74,137	—	629,734
Fee income	—	3,761	—	3,761
Losses and loss adjustment expenses	382,094	58,548	—	440,642
Less: losses and loss adjustment expense - retroactive reinsurance	15,742	—	—	15,742
Losses and loss adjustment expenses excluding retroactive reinsurance	366,352	58,548	—	424,900
Other operating expenses:
Net commissions	47,006	(18,411)	—	28,595
Employee compensation	47,898	17,823	20,857	86,578
All other operating expenses	11,290	15,704	10,403	37,397
	106,194	15,116	31,260	152,570
Underwriting profit	83,051	4,234	(31,260)	56,025
Segment revenues	570,087	81,593	9,834	661,514
Net investment income	28,664	5,068	9,456	43,188
Interest expense	—	—	13,872	13,872
Segment goodwill	181,831	—	—	181,831
Segment assets	2,627,956	1,277,988	85,332	3,991,276

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The following table reconciles the underwriting (loss) profit of operating segments by individual segment to consolidated (loss) income from continuing operations before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Underwriting (loss) profit of the operating segments:
Excess and Surplus Lines	$(77,455)	$54,347	$83,051
Specialty Admitted Insurance	6,873	4,077	4,234
Total underwriting (loss) profit of operating segments	(70,582)	58,424	87,285
Other operating expenses of the Corporate and Other segment	(34,972)	(33,940)	(31,260)
Underwriting (loss) profit	(105,554)	24,484	56,025
Losses and loss adjustment expenses - retroactive reinsurance	(37,237)	(4,991)	(15,742)
Net investment income	93,089	84,046	43,188
Net realized and unrealized gains (losses) on investments	3,625	10,441	(15,720)
Other income	6,131	4,216	551
Other expenses	(6,145)	(3,792)	(795)
Interest expense	(24,666)	(24,627)	(13,872)
Amortization of intangible assets	(363)	(363)	(363)
Impairment of intangible assets	—	(2,500)	—
(Loss) income from continuing operations before income taxes	$(71,120)	$86,914	$53,272
The Company currently has 15 underwriting divisions, including 14 in the Excess and Surplus Lines segment, and one in the Specialty Admitted Insurance segment. Each underwriting division focuses on a specific industry group or coverage.
Gross written premiums by segment and underwriting division are presented below:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Excess Casualty	$325,017	$339,870	$310,383
General Casualty	237,632	202,861	173,574
Manufacturers and Contractors	176,494	180,074	156,645
Excess Property	53,254	64,574	52,104
Energy	46,405	51,593	42,290
Small Business	39,946	38,561	36,930
Allied Health	31,791	30,904	34,156
Commercial Auto	27,819	29,379	37,974
Life Sciences	25,642	27,595	32,277
Sports and Entertainment	22,192	17,826	13,934
Environmental	20,096	13,832	20,676
Professional Liability	9,367	9,264	8,936
Medical Professionals	870	955	1,285
Management Liability	504	63	—
Total Excess and Surplus Lines segment	1,017,029	1,007,351	921,164
Specialty Admitted Insurance segment	414,743	501,309	490,208
Total	$1,431,772	$1,508,660	$1,411,372
The Company does business with three brokers that generated $345.1 million, $245.5 million and $134.1 million of gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2024, representing 24.1%, 17.1%

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
and 9.4% of consolidated gross written premiums and 33.9%, 24.1% and 13.2% of the Excess and Surplus Lines segment’s gross written premiums, respectively. The Company has agency contracts with various branches within the aforementioned brokers. No other broker generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2024. No individual insured generated 10.0% or more of the gross written premiums for the Excess and Surplus Lines segment for the year ended December 31, 2024.
The Specialty Admitted Insurance segment accepts applications for insurance from a variety of sources, including program administrators and managing general agents (“MGAs”). The Company does business with two agencies that generated $175.7 million and $63.7 million of gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2024, representing 12.3% and 4.5% of consolidated gross written premiums and 42.4% and 15.4% of the Specialty Admitted Insurance segment’s gross written premiums, respectively. No other agency generated 10.0% or more of the gross written premiums for the Specialty Admitted Insurance segment for the year ended December 31, 2024.
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Assets measured at fair value on a recurring basis as of December 31, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$196,564	$—	$196,564
Residential mortgage-backed	—	326,227	—	326,227
Corporate	—	475,485	—	475,485
Commercial mortgage and asset-backed	—	170,458	—	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	20,999	—	—	20,999
Total fixed maturity securities, available-for-sale	$20,999	$1,168,734	$—	$1,189,733
Equity securities:
Preferred stock	$—	$71,245	$—	$71,245
Common stock	12,693	2,536	5	15,234
Total equity securities	$12,693	$73,781	$5	$86,479
Bank loan participations	$—	$142,410	$—	$142,410
Short-term investments	$—	$97,074	$—	$97,074
Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
		(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$248,837	$—	$248,837
Residential mortgage-backed	—	317,928	—	317,928
Corporate	—	505,728	—	505,728
Commercial mortgage and asset-backed	—	222,853	—	222,853
U.S. Treasury securities and obligations guaranteed by the U.S. government	29,130	—	—	29,130
Total fixed maturity securities, available-for-sale	$29,130	$1,295,346	$—	$1,324,476
Equity securities:
Preferred stock	$—	$69,310	$—	$69,310
Common stock	48,370	2,254	11	50,635
Total equity securities	$48,370	$71,564	$11	$119,945
Bank loan participations	$—	$156,169	$—	$156,169
Short-term investments	$—	$72,137	$—	$72,137

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$11	$7	$39
Transfers in to Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases	—	—	—
Sales	—	—	(35)
Maturities, calls and paydowns	—	—	—
Amortization of discount	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(6)	4	3
Included in other comprehensive income	—	—	—
Ending balance	$5	$11	$7
The Company held one equity security at December 31, 2024 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $5,000 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during 2024, 2023 or 2022. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. There were no investments for which external sources were unavailable to determine fair value as of December 31, 2024 and 2023.

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
The carrying values and fair values of financial instruments are summarized below:

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,189,733	$1,189,733	$1,324,476	$1,324,476
Equity securities	86,479	86,479	119,945	119,945
Bank loan participations	142,410	142,410	156,169	156,169
Cash and cash equivalents	362,345	362,345	274,298	274,298
Restricted cash equivalents	28,705	28,705	72,449	72,449
Short-term investments	97,074	97,074	72,137	72,137
Other invested assets – notes receivable	13,902	12,877	12,174	11,702
Liabilities
Senior debt	200,800	201,787	222,300	223,408
Junior subordinated debt	104,055	121,766	104,055	138,264
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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at December 31, 2024 and 2023 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at December 31, 2024 and 2023, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at December 31, 2024 and 2023.
The fair values of senior debt and junior subordinated debt at December 31, 2024 and 2023 were determined using inputs to the valuation methodology that are unobservable (Level 3).
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

James River Group Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
Years ended December 31, 2024, 2023, and 2022
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiaries as of December 31, 2024, 2023, and 2022 and for the years then ended are summarized as follows:

	2024	2023	2022
	(in thousands)
Statutory net income (loss)	$40,731	$90,469	$42,565
Statutory capital and surplus	642,978	615,427	493,303
Minimum required statutory capital and surplus	286,392	220,449	165,809
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property-casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2024, the insurance subsidiaries’ adjusted capital and surplus exceeds their authorized control level RBC.
23.    Dividend Restrictions
The insurance statutes of the U.S.-based insurance subsidiaries’ states of domicile limit the amount of dividends that they may pay annually without first obtaining regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. The maximum amount of dividends available to James River Group from its U.S. insurance subsidiaries during 2025 without regulatory approval is $64.3 million. However, U.S. insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends.
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
24.    Other Related Party Transactions
The Company leases a commercial office building which houses the Company’s Richmond, Virginia operations under the terms of a non-cancelable lease from an entity with which it is affiliated. The term of the lease, which has been amended from time to time, runs through 2026. Operating costs under the lease were $2.1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively.
25.    Subsequent Events
On January 27, 2025, the Company borrowed $25.0 million on the unsecured revolver of the 2013 Facility, increasing the outstanding drawn balance to $210.8 million. The Company remains in compliance with financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) under the 2013 Facility after giving effect to this borrowing.
On February 20, 2025, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on March 31, 2025 to shareholders of record on March 10, 2025.
On February 20, 2025, the Board of Directors declared a quarterly dividend on the Series A Preferred Shares. The dividend of $2.0 million will be payable in cash on March 31, 2025 to shareholders of record on March 15, 2025.
On February 20, 2025, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with an aggregate fair value of $9.1 million and a grant date of March 5, 2025.

SCHEDULE I
JAMES RIVER GROUP HOLDINGS, LTD.
Summary of Investments—Other than Investments in Related Parties

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at which shown on Balance Sheet(1)
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$223,009	$196,564	$196,564
Residential mortgage-backed	352,064	326,227	326,227
Corporate	503,610	475,485	475,485
Commercial mortgage and asset-backed	178,238	170,458	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	20,999	20,999
Total fixed maturity securities, available-for-sale	1,278,337	1,189,733	1,189,733
Equity securities:
Preferred Stock	67,044	71,245	71,245
Common Stock	15,634	15,234	15,234
Total equity securities	82,678	86,479	86,479
Bank loan participations	147,321	142,410	142,410
Short-term investments	97,074	97,074	97,074
Other invested assets			29,010
Total invested assets			$1,544,706

(1)    Differences between the amounts in this column and the amounts in the consolidated balance sheet are due to this schedule excluding investments in related parties.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2024	2023
	(in thousands)
Assets
Cash and cash equivalents	$64,525	$1,961
Investment in subsidiaries (1)	732,285	894,848
Due from subsidiaries	—	166
Other assets	31,775	52,013
Total assets	$828,585	$948,988
Liabilities and shareholders’ equity
Liabilities:
Accrued expenses	$1,716	$3,971
Senior debt	185,800	207,300
Junior subordinated debt	15,928	15,928
Due to subsidiaries	863	—
Other liabilities	30,248	42,270
Total liabilities	234,555	269,469
Commitments and contingent liabilities
Series A redeemable preferred shares	133,115	144,898
Shareholders’ equity:
Class A common shares	9	7
Additional paid-in capital	933,311	876,240
Retained deficit	(402,408)	(277,905)
Accumulated other comprehensive (loss) income	(69,997)	(63,721)
Total shareholders’ equity	460,915	534,621
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$828,585	$948,988

See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of (Loss) Income and Comprehensive Loss (Parent Company)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Net investment income	$1,860	$—	$—
Other income	90	88	55
Total revenues	1,950	88	55
Expenses:
Other operating expenses	14,142	14,689	12,890
Other expenses	9,619	4,049	747
Interest expense	15,484	15,685	8,579
Total expenses	39,245	34,423	22,216
Loss before equity in net (loss) income of subsidiaries	(37,295)	(34,335)	(22,161)
Equity in net (loss) income of subsidiaries (1)	(43,825)	(73,349)	53,134
Net (loss) income	$(81,120)	$(107,684)	$30,973
Other comprehensive (loss) income:
Equity in other comprehensive (losses) earnings of subsidiaries	(6,276)	99,323	(193,022)
Total comprehensive loss	$(87,396)	$(8,361)	$(162,049)
(1) Includes amounts for JRG Re which was classified as held for sale on our Consolidated Balance Sheets as of December 31, 2023. The sale of JRG Re closed on April 16, 2024. Operating results of JRG Re are included in discontinued operations in our Consolidated Statements of (Loss) Income and Comprehensive Loss. See Note 2 - Discontinued Operations.
See accompanying notes.

SCHEDULE II
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities
Net (loss) income	$(81,120)	$(107,684)	$30,973
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for depreciation and amortization	474	345	216
Share based compensation expense	6,631	9,116	8,122
Equity in undistributed earnings of subsidiaries	43,825	73,349	(53,134)
Changes in operating assets and liabilities	2,996	47,673	68,272
Net cash provided by operating activities	(27,194)	22,799	54,449
Investing activities
Sale of JRG Re	136,213	—	—
Dividends from subsidiaries	5,755	—	—
Net cash provided by investing activities	141,968	—	—
Financing activities
Senior debt repayments	(21,500)	—	(40,000)
Contribution to subsidiary	(23,364)	—	(144,000)
Payment of debt issuance costs	—	(1,135)	—
Issuance of Series A preferred shares	—	—	144,898
Enstar common share investment	12,500	—	—
Payroll taxes withheld and remitted on net settlement of RSUs	(847)	(1,734)	(1,304)
Dividends on Series A preferred shares	(12,768)	(10,500)	(6,125)
Dividends on common shares	(6,231)	(7,746)	(7,798)
Net cash used in financing activities	(52,210)	(21,115)	(54,329)
Change in cash and cash equivalents	62,564	1,684	120
Cash and cash equivalents at beginning of period	1,961	277	157
Cash and cash equivalents at end of period	$64,525	$1,961	$277
Supplemental information
Interest paid	$17,137	$16,949	$9,342
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
Adopted Accounting Standards
No accounting standards were adopted during the year ended December 31, 2024 that had a material impact on our financial statements.

SCHEDULE III
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Insurance Information
(in thousands)

	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premiums	Net Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
December 31, 2024
Excess and Surplus Lines	$31,085	$2,226,038	$447,711	$512,237	$73,341	$485,951	$69,704	$140,978	$508,445
Specialty Admitted	(910)	858,368	124,323	87,959	16,937	68,423	(3,744)	17,248	72,409
Corporate and Other	—	—	—	—	2,811	—	—	34,972	—
Total	$30,175	$3,084,406	$572,034	$600,196	$93,089	$554,374	$65,960	$193,198	$580,854
December 31, 2023
Excess and Surplus Lines	$30,625	$1,769,788	$428,570	$609,566	$69,325	$425,035	$75,890	$135,175	$589,551
Specialty Admitted	872	836,319	159,329	98,439	13,568	75,122	(3,257)	24,541	104,350
Corporate and Other	—	—	—	—	1,153	—	—	33,940	—
Total	$31,497	$2,606,107	$587,899	$708,005	$84,046	$500,157	$72,633	$193,656	$693,901
December 31, 2022
Excess and Surplus Lines	$36,917	$1,585,861	$405,139	$555,597	$28,664	$382,094	$59,457	$106,194	$589,056
Specialty Admitted	(4,080)	755,102	173,057	74,137	5,068	58,548	(9,648)	15,116	76,390
Corporate and Other	—	—	—	—	9,456	—	—	31,260	—
Total	$32,837	$2,340,963	$578,196	$629,734	$43,188	$440,642	$49,809	$152,570	$665,446

SCHEDULE IV
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
Year Ended December 31, 2024
Excess and Surplus Lines Written Premiums	$1,017,029	$508,584	$—	$508,445	—
Specialty Admitted Written Premiums	412,762	342,334	1,981	72,409	2.7%
Total Written Premiums	$1,429,791	$850,918	$1,981	$580,854	0.3%
Year Ended December 31, 2023
Excess and Surplus Lines Written Premiums	$1,007,351	$417,800	$—	$589,551	—
Specialty Admitted Written Premiums	499,317	396,959	1,992	104,350	1.9%
Total Written Premiums	$1,506,668	$814,759	$1,992	$693,901	0.3%
Year Ended December 31, 2022
Excess and Surplus Lines Written Premiums	$921,164	$332,108	$—	$589,056	—
Specialty Admitted Written Premiums	487,360	413,818	2,848	76,390	3.7%
Total Written Premiums	$1,408,524	$745,926	$2,848	$665,446	0.4%

SCHEDULE V
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Amounts Charged to Expense	Deductions Amounts Written Off or Disposals	Balance at End of Period
	(in thousands)
Year Ended December 31, 2024
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$17,916	$6,905	$(2,494)	$22,327
Allowance for Credit Losses on Reinsurance Balances	660	555	—	1,215
Total	$18,576	$7,460	$(2,494)	$23,542
Year Ended December 31, 2023
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,248	$2,826	$(1,158)	$17,916
Allowance for Credit Losses on Reinsurance Balances	580	80	—	660
Total	$16,828	$2,906	$(1,158)	$18,576
Year Ended December 31, 2022
Allowance for Credit Losses on Premiums Receivable and Agents' Balances	$16,680	$1,051	$(1,483)	$16,248
Allowance for Credit Losses on Reinsurance Balances	607	(27)	—	580
Total	$17,287	$1,024	$(1,483)	$16,828

SCHEDULE VI
JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES
Supplementary Information Concerning Property Casualty Insurance Operations

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Deferred policy acquisition costs	$30,175	$31,497	$32,837
Reserve for losses and loss adjustment expenses	3,084,406	2,606,107	2,340,963
Unearned premiums	572,034	587,899	578,196
Net earned premiums	600,196	708,005	629,734
Net investment income	93,089	84,046	43,188
Losses and loss adjustment expenses incurred:
Current year	441,058	463,530	429,260
Prior years - retroactive reinsurance	37,237	4,991	15,742
Prior years - excluding retroactive reinsurance	76,079	31,636	(4,360)
Total losses and loss adjustment expenses incurred	554,374	500,157	440,642
Amortization of policy acquisition costs	65,960	72,633	49,809
Paid losses and loss adjustment expenses, net of reinsurance	364,590	328,959	318,355
Net written premiums	580,854	693,901	665,446