Form 10-K/A
period 2024-12-31
James River Group Holdings, Ltd.
filed 2025-04-29
CIK 1620459

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

Explanatory Note
James River Group Holdings, Ltd. (the “Company”, “our”, “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) that was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025 for the sole purpose of including the information required by Part III of Form 10-K. This Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company does not intend to file its definitive proxy statement for its 2025 Annual General Meeting of Shareholders within 120 days of December 31, 2024, as it intends to hold its 2025 Annual General Meeting of Shareholders on a later date within the 2025 fiscal year.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The following table sets forth the names and ages of our directors as of April 4, 2025:

Name	Age	Position(s) with the Company
Matthew B. Botein	52	Director
Thomas L. Brown	68	Director
Frank N. D’Orazio	56	Chief Executive Officer and Director
Kirstin M. Gould	58	Director
Dennis J. Langwell	66	Director
Christine LaSala	74	Non-Executive Chairperson of the Board
Peter B. Migliorato	65	Director
Ollie L. Sherman, Jr.(1)	73	Director
______________________
(1)     Mr. Sherman resigned from the Board of Directors of the Company (the “Board”), with effect from April 30, 2025.
The following biographical information is furnished as to each director, along with the primary qualifications that we have identified for each individual to serve on our Board.
Matthew B. Botein has served on our Board of Directors since January 2023. Mr. Botein is a co-founder of Gallatin Point Capital LLC (“Gallatin Point”), a private investment firm and has served as a Managing Partner of Gallatin Point since 2017. Prior to founding Gallatin Point, Mr. Botein served as co-head and Chief Investment Officer for Alternatives of BlackRock Alternative Investors (“BAI”) from 2009 through 2017 and as an advisor to BAI from 2017 through 2020. Prior to joining BAI, Mr. Botein served as a Managing Director and member of the Management Committee at Highfields Capital Management, a Boston-based private investment partnership. He also served as a member of the private equity departments at The Blackstone Group and Lazard Frères & Co. LLC. Mr. Botein currently serves on the board of directors of Israel Discount Bank of New York, Fortuna Holdings Limited (parent of Lloyd’s insurer Canopius), Bowhead Specialty Holdings (NYSE: BOW), Tower Hill Risk Management, LLC, Trusted Resource Underwriters Exchange (TRUE), Insurance Supermarket, Inc., and Northeast Bancorp (Nasdaq: NBN). Mr. Botein previously served on the board of directors of PennyMac Financial Services (NYSE: PFSI), Aspen Insurance Holdings (NYSE: AHL), CoreLogic Inc. (NYSE: CLGX), First American Corporation (NYSE: FAF), PennyMac Mortgage Investment Trust (NYSE: PMT), F1 Holdings Corp, Pie Carrier Holdings, and Hunt Companies, Inc. Mr. Botein also serves on the Board of Managers of Beth Israel Lahey (formerly CareGroup/CJP). Mr. Botein received a B.A. (magna cum laude) from Harvard College and a M.B.A degree (with high distinction) from Harvard Business School, where he was awarded Baker and Loeb scholarships.
We believe Mr. Botein’s qualifications to serve on our Board of Directors include his extensive investment management and investment banking experience and knowledge of financial institutions and his experience as a public company board member.
Thomas L. Brown has served on our Board of Directors since October 2021. Mr. Brown retired in 2019 as the Senior Vice President and Chief Financial Officer of RLI Corp. (“RLI”), a NYSE listed specialty insurer serving diverse niche property, casualty and surety markets. He previously served as Vice President and Chief Financial Officer at RLI from 2011 to 2017. Prior to that, Mr. Brown was a partner at PricewaterhouseCoopers LLP, where he served for ten years as its Central Region Financial Services Leader and led teams responsible for the banking, insurance, capital markets, real estate and investment management business sectors. Mr. Brown currently serves on the board of directors of the Chicago Shakespeare Theater and Old National Bancorp, a Nasdaq listed company, and served on the board of First Midwest Bancorp, Inc. from 2017 until its acquisition by Old National Bancorp in February 2022. In 2020, Mr. Brown joined the board of directors of Easterseals DuPage & Fox Valley, and he previously served on the board of Easterseals Central Illinois. From 2004 to 2017, Mr. Brown served on the board of trustees of Illinois Wesleyan University. Mr. Brown received a Bachelor of Science degree in Accounting from Illinois Wesleyan University in 1979.
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
Kirstin M. Gould has served on our Board of Directors since October 2021. Ms. Gould served as Executive Vice President, General Counsel and Corporate Secretary of XL Group Ltd (“XL”), a NYSE listed global insurance and reinsurance company, until XL was acquired by AXA, S.A. in 2018. Ms. Gould joined XL in 2000 and served in various leadership roles during her tenure, including leading the marketing and communications function from 2007-2015 while concurrently serving as General Counsel from September 2007. From 2005-2011, Ms. Gould chaired the Policy Committee of the Association of Bermuda Insurers and Reinsurers (ABIR), which is a trade association of international property and casualty insurers and reinsurers. Ms. Gould currently serves on the boards of Pacific Life Re Global Limited and Pacific Life Re International Limited where she is a member of the Risk, Audit and Remuneration Committees. She is also the founder of Harrington Advisors LLC, a consulting company focused on strategic advice including M&A, corporate governance and insurance regulatory matters. Ms. Gould began her career in private practice with the law firms Dewey Ballantine LLP in New York (1991-1995) and Clifford Chance LLP in New York and London (1996-2000). Ms. Gould received a Bachelor of Arts degree (summa cum laude) from the State University of New York at Albany and a Juris Doctor degree (cum laude) from the State University of New York at Buffalo School of Law.
We believe Ms. Gould’s qualifications to serve on our Board of Directors include her executive leadership at XL, as well as her extensive experience in corporate governance, risk management, insurance regulatory matters and insurance company mergers and acquisitions.
Dennis J. Langwell has served on our Board of Directors since April 2023. He retired in 2022 from Liberty Mutual Group Inc., a holding company of Liberty Mutual Insurance Operations (“Liberty Mutual”), a global provider of insurance products and services, where he most recently served as Vice Chairman of Insurance Operations. Mr. Langwell joined Liberty Mutual in 1993 and served in various leadership roles during his tenure, including as President — Global Risk Solutions from 2018 to 2021 and as Executive Vice President and Chief Financial Officer from 2003 to 2018. Mr. Langwell previously worked in finance and reporting roles for Liberty Mutual and other insurance companies and began his career at KPMG (Peat Marwick). Mr. Langwell currently serves on the boards of Safety Insurance Group, Inc. and Companion Protect, and as a member of the boards of trustees at Providence College and the USS Constitution Museum (Chairman). Mr. Langwell also serves as an advisory board member to Owl.co, a Canadian based insurance technology organization providing AI guided claim insights, since January 2024. Mr. Langwell received a Bachelor of Science degree (magna cum laude) in Accounting from Providence College. He is a former certified public accountant. Mr. Langwell is also a private investor in real estate activities.
We believe Mr. Langwell’s qualifications to serve on our Board of Directors include his executive leadership experience at Liberty Mutual, his knowledge of the property and casualty industry and his financial and accounting expertise.
Christine LaSala has served on our Board of Directors since July 2024 and as Non-Executive Chairperson of the Board since February 2025. She retired as Chair of Willis Towers Watson North America Inc., a subsidiary of Willis Group Holdings, plc (“Willis”) in 2016. Prior to joining Willis in early 2014, Ms. LaSala served for ten years as the President and Chief Executive Officer of the World Trade Center Captive Insurance Company (“WTC Captive”), a U.S. government-funded, not-for-profit corporation providing liability insurance to the City of New York and over 100 private contractors. Prior to her service at WTC Captive, Ms. LaSala served in various leadership roles during her twenty-five year tenure at Johnson & Higgins (an insurance brokerage firm acquired by Marsh & McClellan), including serving as the firm’s only woman partner and President of Johnson & Higgins New York. Ms. LaSala has served on the board of Sedgwick, a leading provider of claims management, loss adjusting and technology-enabled risk, benefits and business solutions, since October 2021. She served on the board of directors of Beazley plc for eight years, including in a variety of board leadership roles such as Senior Independent Director and Interim Chair, prior to stepping down in April 2024. She also served on the board of directors of FCC Services Captive Insurance Company from January 2020 to July 2022. Ms. LaSala received a Bachelor of Arts degree in Philosophy from the College of New Rochelle.
We believe Ms. LaSala’s qualifications to serve on our Board of Directors include her executive leadership experience at Willis and WTC Captive, her knowledge of the property and casualty insurance industry and her experience as a board member of large companies in the insurance industry.

Peter B. Migliorato has served on our Board of Directors since October 2022. He retired in 2021 as a partner of Deloitte Consulting (“Deloitte”), where he most recently served as Lead Client Service Partner to insurance clients. Mr. Migliorato also served as the North American Insurance Consulting practice leader with Deloitte in the property & casualty, life & retirement, and employee benefits sectors. Mr. Migliorato joined Deloitte in 2001 and served in various leadership roles during his twenty-year tenure. Before joining Deloitte, Mr. Migliorato served as an equity partner at Emergence Consulting and C-Change Consulting, two start-up strategy consultancies, from 1998 to 2001 and as Senior Vice President, Marketing and Business Development at Marketing Technologies International, a data sciences firm, from 1997 to 1998. Prior to that, he led the Insurance Practice, served clients across multiple industries, and was Chief of Staff to the Chief Executive Officer of Gemini Consulting, a global management consulting firm, from 1985 to 1997. Mr. Migliorato serves as an advisory board member to three early stage, privately held AI technology companies: Machine Cover, Inc., an insurance technology company, since June 2021; to Owl.co, a Canadian based insurance technology organization providing AI guided claim insights, since April 2023; and to Aniline, a US based AI data sciences company, since January 2024. He served on the board of directors of State Automobile Mutual Insurance Company, the mutual holding company parent of State Auto Financial Corporation (“State Auto”) from March 2021 until State Auto was acquired by Liberty Mutual Holding Company Inc. in March 2022; and as an advisory board member to Safekeep, Inc., an insurance technology company, from June 2021 until its acquisition by CCCIS in February 2022. Mr. Migliorato received a Bachelor of Arts degree with dual majors in History and Geology from Oberlin College where he was also a member of the Phi Beta Kappa academic honor society.
We believe Mr. Migliorato’s qualifications to serve on our Board of Directors include his extensive experience at Deloitte advising insurance companies on implementation of growth strategies, executing mergers and acquisitions and implementing technology and data platforms, his knowledge of the property and casualty insurance industry and his experience as an advisory board member to three insurance technology companies.
Ollie L. Sherman, Jr. has served on our Board of Directors since May 2016, served as our Lead Independent Director from April 2022 through July 2023 and served as Non-Executive Chairperson of the Board from July 2023 through February 20, 2025. On February 27, 2025, Mr. Sherman resigned from the Board, with effect from April 30, 2025. Mr. Sherman retired as a Managing Principal with Towers Watson in 2010. At Towers Watson, Mr. Sherman functioned as a consulting actuary and practice manager for Towers Watson’s property and casualty division for over 25 years. Prior to joining Towers Watson, Mr. Sherman was employed by the Travelers Insurance Company for ten years where he had overall responsibility for countrywide workers’ compensation pricing. Mr. Sherman graduated from the University of Virginia with a B.S. in Applied Mathematics, and he is a Fellow of the Casualty Actuarial Society.
We believe Mr. Sherman’s qualifications to serve on our Board of Directors include his extensive experience as a consulting actuary in property and casualty insurance, as well as his knowledge of the Company gained from his service on our Board.
There are no family relationships among any of our directors or executive officers.
Executive Officers
The following table identifies each of our executive officers and their age as of April 4, 2025:

Name	Age	Position
Frank N. D’Orazio	56	Chief Executive Officer
Sarah C. Doran	51	Chief Financial Officer
Richard J. Schmitzer	69	President and Chief Executive Officer of the Excess and Surplus Lines segment
William K. Bowman	66	President and Chief Executive Officer of the Specialty Admitted Insurance segment
Michael J. Hoffmann	59	Group Chief Underwriting Officer
Jeanette L. Miller	45	Chief Legal Officer
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
Our Code of Conduct is available on the Our Group – Governance – Corporate Governance portion of our website (www.jrvrgroup.com).

Audit Committee
Our Audit Committee consists of Messrs. Brown (Chairman), Langwell, Migliorato and Sherman. Mr. Sherman resigned from the Board, with effect from April 30, 2025. Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, Messrs. Brown, Langwell and Sherman have been identified by our Board of Directors as an “audit committee financial expert” (“AC Financial Expert”) as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Brown acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of RLI and his accounting and auditing experience while at PricewaterhouseCoopers LLP. Mr. Langwell acquired the skills necessary to qualify as an AC Financial Expert through his experience as Chief Financial Officer of Liberty Mutual Insurance and in other finance and accounting roles at Liberty Mutual Insurance and other insurance companies. Mr. Sherman acquired the skills necessary to qualify as an AC Financial Expert through his experience at Towers Watson as a consulting actuary and manager for the company’s property and casualty insurance practice, where his responsibilities included the review of property and casualty insurance financial data in connection with the issuance of actuarial opinions for use in connection with financial statements and other financial analysis.

Item 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of our executive compensation program for the fiscal year ended December 31, 2024. This CD&A is intended to be read in conjunction with the compensation tables that immediately follow this section, which provide historical compensation information for our following named executive officers (NEOs):

Frank N. D’Orazio	Chief Executive Officer
Sarah C. Doran	Chief Financial Officer
Richard J. Schmitzer	President and Chief Executive Officer of James River Insurance Company and our other subsidiaries in our excess and surplus lines insurance business
William K. Bowman	President and Chief Executive Officer of Falls Lake National Insurance Company and our other subsidiaries in our specialty admitted insurance business
Michael J. Hoffmann	Group Chief Underwriting Officer
I.EXECUTIVE SUMMARY
2024 Select Business Results
2024 was a transformational year for us during which we conducted an extensive strategic review and emerged with a renewed focus on adding profitable scale during attractive market conditions to our Excess & Surplus Lines business. In addition, during 2024 we meaningfully de-risked the organization through the execution of two retroactive reinsurance transactions, received validating equity investments from two of our sector’s more sophisticated investors and streamlined our operations through the sale of our former casualty reinsurance segment. Key highlights include:
•Completed several strategic actions including (i) closing the sale of JRG Reinsurance Company Ltd. to focus our business around our U.S. insurance businesses, (ii) entering into a $160.0 million combined loss portfolio transfer and adverse development cover for our Excess & Surplus Lines business (the “E&S ADC”), (iii) initiating a new strategic partnership with Enstar Group Limited which, in part, included a $12.5 million equity investment in the Company and an additional $75.0 million adverse development cover for our Excess & Surplus Lines business (the “E&S Top Up ADC”), and (iv) conversion of $37.5 million of the outstanding Series A Preferred Shares to common shares.
•Excess & Surplus Lines segment gross written premium exceeded $1.0 billion for a second consecutive year, a slight increase compared to the prior year as the Company continued to focus on its wholesale driven franchise. The Company had its highest levels of both new and renewal annual submission growth in five years, and positive renewal rate change of 9.0% for 2024.
•Full year 2024 net investment income increased 10.8% compared to 2023, with a majority of asset classes reporting higher income.
•Specialty Admitted Insurance segment combined ratio was 92.2% for 2024, as compared to 95.9% for 2023. Underwriting profit grew 68.6% compared to the prior year.
Key Aspects of the 2024 Executive Compensation Program
Base Salaries. No salary increases were provided for our NEOs in 2024.
Short-Term Incentives. Our NEOs’ target payout opportunities for short-term incentives were the same in 2024 as in 2023. Our Compensation and Human Capital Committee of the Board (which for purposes of this Executive Compensation discussion, we refer to as the “Committee”) worked closely with management and with guidance from its independent compensation consultant to establish the targets and goals, setting them at levels that it considered appropriately rigorous and challenging, requiring substantial effort to achieve, appropriately incentivizing performance, and considering the relevant risks and opportunities.

•Financial Goals. 66.7% of the amount of the bonus funding was based on underwriting profitability as measured by our combined ratio for each business segment and the company as a group and Adjusted EBIT. The Committee selected these measures because they focused executives on critical business priorities.
•Strategic Goals. 33.3% of the amount of the bonus funding was based on the strategic activities established annually by the Committee, consisting of certain important companywide objectives that the Committee believes will positively impact the future performance of the Company.
For the 2024 financial goal (66.7%), as discussed in more detail below, after certain adjustments approved by the Board, the level of achievement of the group adjusted combined ratio was determined to be at 99.5%, below target but above minimum payout; the Excess & Surplus Lines segment adjusted combined ratio was 94.9%, below the minimum payout; the Specialty Admitted Insurance segment adjusted combined ratio was 91.8%, above the maximum payout; the group Adjusted EBIT was $104.8 million, below the target but above the minimum payout. For the strategic goals (33.3%), which focused on the development and implementation of technology improvements and underwriting performance tracking tools, the Committee determined that they were achieved at 100% of target.
The Board approved the adjustment to certain of the applicable performance measures following the recommendation of the Committee members as permitted under the terms of the Short-Term Incentive Plan (the “STI Plan”). The adjustments impacted the Adjusted EBIT and group adjusted combined ratio metrics, which were negatively affected by multiple strategic activities undertaken by the Company at the direction of the Board that the Board believed were essential to delivering long-term future value to shareholders. The strategic activities included our exploration of strategic alternatives and the execution of two retroactive reinsurance transactions on the business of the Company’s Excess & Surplus Lines segment. Specifically, the calculation of the Adjusted EBIT and, except with respect to the Excess & Surplus Lines segment leader, group adjusted combined ratio metrics were adjusted to exclude (i) actual expenses pertaining to the strategic activities, (ii) the reinsurance premiums paid for the E&S ADC and E&S Top Up ADC, and (iii) the aggregate value of employee retention awards paid in light of the Company’s exploration of strategic alternatives, in each case to the extent that such items would have been included in the calculation of the 2024 Adjusted EBIT and group adjusted combined ratio performance measures. Similar adjustments (as applicable) to the segment adjusted combined ratio performance goals applicable to segment business leaders did not impact the payout the segment business leaders received. Based on the adjusted results, the NEO’s STI Plan payouts were 77.1% of target for group leaders, 59.1% of target for the Excess & Surplus Lines segment leader, and 93.1% of target for the Specialty Admitted Insurance segment leader, reflecting the relative profitability of the Company overall and each segment. The Committee believes that the adjusted items were outside the control of management and were not representative of operating performance, and that the adjustments were necessary to preserve the motivational objective of the STI Plan. In making the compensation decisions, the Committee members and the Board considered the significant time and effort of the senior management team in executing on strategic actions considered critical to the Company’s long-term success, which time and effort would not have been reflected in the STI Plan performance metric calculations absent the adjustments made.
Long-Term Incentives. The target payout value opportunities for our NEOs’ long-term incentives were the same in 2024 as in 2023. The 2024 equity grants for our NEOs consisted of performance-based restricted stock units (“PRSUs”) and service-based restricted stock units that vest based on the passage of time (“Service-Based RSUs”), with the target value of the PRSU equivalent to the value of the Service-Based RSU. Long-term incentive equity awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term shareholder value. The Committee structures the long-term incentive opportunity to motivate executive officers to achieve multi-year strategic goals and deliver sustained long-term value to shareholders, and to reward them for doing so.
Cash Retention Award. A cash retention award was granted to each of our NEOs other than Mr. D’Orazio in July 2024 in an amount equivalent to their respective short-term incentive target. These awards were made to help retain our NEOs’ services while the Company was undertaking its strategic review. The cash retention awards would vest in two equal installments on or immediately prior to December 31, 2024 and June 30, 2025, subject to continued employment of the NEO through such dates with certain exceptions.
II.COMPENSATION PHILOSOPHY AND OBJECTIVES
In designing and implementing our executive compensation program, the Committee and the Board seek to achieve three principal objectives:

1	First, to establish compensation on a fair and reasonable basis that is competitive with our peers in the specialty insurance business, so that we may attract, motivate and retain talented executive officers.	2	Second, to create an alignment of interests between our executive officers and shareholders. For this purpose, a portion of each executive officer’s compensation consists of service-based and performance-based equity awards.	3
Finally, we seek to reward performance that supports our principles of building long-term shareholder value overall and to recognize individual performance that contributes to the success of the Company.

The principal elements of our compensation program for our executive officers are base salary, cash short-term incentive bonuses and long-term incentive equity awards.
Compensation Program Governance
We assess the effectiveness of our executive compensation program in achieving its objectives from time to time and review risk mitigation and governance matters, which include maintaining the following best practices, many of which support an alignment of interests between our executive officers and shareholders:

What We Do
Pay for Performance	The majority of total target executive compensation opportunities is variable and at-risk.
Independent Compensation Consultant	We have engaged an independent compensation consultant to provide information and advice for use in Committee decision-making.
Clawback	Under our clawback policy, incentive compensation for our executive officers will be subject to clawback if we are required to restate our financial statements due to material noncompliance with a financial reporting requirement or to correct an error that is not material to previously issued financial statements but would result in a material misstatement if the error were corrected or left uncorrected in the current period.
Share Ownership Guidelines	We have guidelines for executive officers and non-employee directors to maintain meaningful levels of share ownership.
Caps on Annual Bonuses and Equity Grants	Our annual cash incentive plan and equity awards have upper limits on the amounts of cash and equity that may be earned, respectively.
Double Trigger Change in Control Severance and Acceleration	The Company has entered into employment agreements with NEOs that provide certain financial benefits if there is both a change in control and a qualifying termination of employment (a “double trigger”). A change in control alone will not trigger severance pay or accelerated vesting of equity awards.
Peer Data	We utilize compensation peer sets comprised of companies based on industry sector, revenue and market capitalization as a reference for compensation decisions, and these peer sets are reviewed periodically.
What We Don’t Do
No Excessive Perks	We do not provide excessive perquisites to executive officers.
No Excise Tax Gross-Ups	We do not provide excise tax gross-ups on change in control payments.
No Hedging or Pledging of Company Shares	We do not permit our executive officers and directors to pledge or hedge their Company shares.
No Guaranteed Performance Bonuses	We do not provide guaranteed performance bonuses to our NEOs at any minimum levels of payment under our annual cash incentive plan.
Say-on-Pay Results
At the 2024 annual meeting, our shareholders approved the compensation of our NEOs on an advisory basis (commonly known as a “say-on-pay” proposal), with approximately 97.3% of our common shares that were voted on the proposal cast “For” such proposal. The Committee interpreted shareholder approval of the say-on-pay proposal at such level as indicating that a substantial majority of shareholders view our executive compensation program, plan design and governance as continuing to be well aligned with our shareholders.
The Committee welcomes input from our shareholders related to executive compensation and other matters. The Committee will consider shareholder input and monitor our executive compensation program to ensure it aligns the interests of our executive officers with the interests of our shareholders and adequately addresses any shareholder concerns that may be expressed in future say-on-pay votes.

III.COMPENSATION DETERMINATION PROCESS
Role of the Board, Committee, and Management
In considering appropriate levels of compensation for executives, the Committee considers the Company’s performance and individual NEO performance and experience, as well as peer and broader financial services industry comparisons. When deemed appropriate, the Committee requests that its independent compensation consultant provide it with survey data of executive compensation for financial services companies that are comparable to the Company. The Committee generally does not request such market data from the compensation consultant every year.
The chair of the Committee works with Mr. D’Orazio and the Group Chief Human Resources Officer to establish the agenda for Committee meetings. Mr. D’Orazio also interfaces with the Committee in connection with the Committee’s executive compensation decision-making, including recommendations regarding pay for other executives and senior officers of the Company. The Committee periodically meets with Mr. D’Orazio to assess progress toward meeting objectives set by the board of directors for both annual and long-term compensation. The Committee also meets without management present when appropriate. Mr. D’Orazio does not play any role with respect to his own compensation.
The Committee reviews all the components of compensation in making determinations on the mix, amount, and form of executive compensation. While the Committee does not use any quantitative formula or multiple for comparing or establishing compensation for executive management, it is mindful of internal and external pay equity considerations and assesses the relationship of the compensation of each executive to other members of executive management.
Role of the Independent Compensation Consultant
Following the approval of the Committee, the Company engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its compensation consultant. Aon reports to, and receives its direction from, the Committee. Aon helped facilitate the executive officer compensation process, including the creation of a compensation peer group for comparing our NEOs’ compensation to the market and provides advice and information on other executive compensation matters.
In considering Aon’s engagement, the Committee evaluated Aon’s independence and any conflicts of interest in accordance with applicable SEC rules and Nasdaq listing requirements. The Committee requested and received a report from Aon addressing the independence of Aon and its senior advisors. The Committee considered Aon’s provision of other services to the Company, the fees paid by the Company to Aon as a percentage of Aon’s total revenue, Aon’s policies and procedures to prevent conflicts of interest, and the confirmation by Aon that it and its representatives have no business or personal relationship with any member of the Committee, do not own any stock of the Company, and have no business or personal relationship with any executive officer of the Company. The Committee concluded that Aon is independent of the Committee and of Company management and has no conflicts of interest in its performance of services to the Committee.
Peer Group
The Committee believes that obtaining relevant market and peer group data is very important to making determinations about executive officer compensation. Such information provides a reference point for making decisions.
The Committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of other, comparable peer companies, as derived from public filings and other sources, when making decisions about the structure and component mix of our executive compensation program. The Committee also considers the practices of our competitors and the broader industry for recruiting and retaining talent.
The Committee did not make changes to our NEO’s salaries, short-term incentive opportunities or long-term incentive target value in 2024. The historic peer group has been updated periodically by the Committee, based on a process that includes recommendations from internal sources, and external sources such as our independent compensation consultant, to reflect the companies against which the Company competes for executive talent or for shareholder investment. The peer group utilized by the Committee to determine 2024 compensation was defined using the following criteria:
•companies engaged in property & casualty insurance; and
•companies with total revenue and assets that were approximately 0.5x to 2.0x compared to the Company.

Based upon these criteria, in 2023, the Committee identified the following 14 companies as its peer group in evaluating compensation positioning for 2024.

Amerisafe, Inc.	Kinsale Capital Group, Inc.
Argo Group International Holdings, Ltd.	ProAssurance Corporation
Donegal Group Inc.	RLI Corp.
Employers Holdings, Inc.	SiriusPoint Ltd.
Global Indemnity Group, LLC	United Fire Group, Inc.
Hallmark Financial Services, Inc.	United Insurance Holdings Corp.
HCI Group, Inc.	Universal Insurance Holdings, Inc.
IV.COMPENSATION PROGRAM COMPONENTS
2024 Compensation Components in General
The Committee selected the components of compensation set forth in the chart below to achieve our executive compensation program objectives. The Committee regularly reviews all components of the program to verify that each executive officer’s total compensation is consistent with our compensation philosophy and objectives and that the component is serving a purpose in supporting the execution of our strategy. The majority of each executive officer’s target compensation is variable and at-risk, with a meaningful portion that is performance based, which we believe creates an alignment of interests between our executive officers and shareholders.

Element	Description	Additional Detail
Base Salary	• Fixed cash compensation. • Determined based on each executive officer’s role, individual skills, experience, performance, and competitive market conditions.	Base salaries are intended to provide stable compensation to executive officers, allow us to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Cash Bonus	• 66.7% based on financial objectives and 33.3% based on strategic goals.
•    Variable cash compensation based on the level of achievement of pre-determined annual corporate goals.
•    Cash incentives are capped at a maximum of 150% of each NEO’s target opportunity.
Annual cash incentive opportunities are designed to ensure that executive officers are motivated to achieve our annual goals and reward them for doing so, as well as to attract and retain executive officers.
Long-Term Incentives: Annual Equity-Based Awards
•    Variable equity-based compensation.
•    PRSUs: Restricted stock units that vest based on achievement of performance goals over a three-year performance period.
•    Service-Based RSUs: Restricted stock units that vest in three equal annual installments based on the passage of time.
Equity-based compensation is designed to motivate and reward executive officers to achieve our multi-year strategic goals and to deliver sustained long-term value to shareholders, as well as to attract and retain executive officers. It links compensation with shareholder value creation and aligns NEOs’ interest with shareholders’ interest.
2024 Target Pay Mix
Consistent with the Committee’s pay-for-performance philosophy, a meaningful majority of annual target total compensation is variable, at-risk pay. The Committee considers compensation to be “at-risk” if it is subject to operating performance or if its value depends on our share price. For 2024, 67% of the allocation of annual target total compensation payable to Mr. D’Orazio and 66% of the allocation of the average annual target total compensation payable to the other NEOs, was considered variable or “at-risk”.
The Committee allocated compensation among base salary, target annual cash incentive plan amounts and the grant date fair value of long-term incentives in the form of PRSUs valued at target value and Service-Based RSUs. The values and allocations were determined by the Committee with reference to, and consistent with, the allocations among such elements at the companies in our compensation peer sets. Approximately 34% of Mr. D’Orazio’s total target compensation, and 34% of the average total compensation for the other NEOs, respectively, represented long-term compensation.

Pay Element	CEO Target Pay Mix (%)	Other NEO Target Pay Mix (Average) (%)
Base Salary	33%	34%
Annual Bonus	33%	32%
Long-Term Incentives	34%	34%
Performance Restricted Stock Units	17%	17%
Service-Based Restricted Stock Units	17%	17%
Each compensation element is discussed in more detail below. The amounts used for PRSUs are the target values of the PRSUs for our NEOs’ annual equity grants.
Base Salary
Base salaries provide fixed compensation to executive officers and help to attract and retain the executive talent needed to lead the business and maintain a stable leadership team. Base salaries are individually determined according to each executive officer’s areas of responsibility, role, and experience, and vary among executive officers based on a variety of considerations, including skills, experience, achievements, and the competitive market for the position. The Committee elected not to increase the base salaries of NEOs in 2024 from the salaries in the prior year.

NEO	2023 Base Salary ($)	2024 Base Salary ($)	% Change
Frank N. D’Orazio	966,625	966,625	0%
Sarah C. Doran	572,000	572,000	0%
Richard J. Schmitzer	669,955	669,955	0%
William K. Bowman	300,000	300,000	0%
Michael J. Hoffmann	442,000	442,000	0%
Short-Term Incentives
The STI Plan is designed to provide incentives to designated senior officers of the Company to achieve certain financial and strategic performance targets and to link executive compensation to Company financial results and enhance shareholder value by rewarding competitive and superior performance, thereby creating an alignment of interests between our executive officers and shareholders.
Target Opportunities
The Committee determines a target cash incentive opportunity for each NEO under the annual cash incentive plan by taking the individual’s base salary and multiplying it by the individual’s target incentive percentage. The target incentive percentages for the fiscal year ended December 31, 2024, which was the same for 2023, for each NEO were as follows:

NEO	2024 Target Cash Incentive Opportunity (as a % of Base Salary)
Frank N. D’Orazio	100%
Sarah C. Doran	100%
Richard J. Schmitzer	100%
William K. Bowman	100%
Michael J. Hoffmann	75%

For the NEOs that are chief executive officers of the Company or one of its segments and the chief financial officer of the Company, the target amount was set at 100% of each such NEO’s 2024 base salary, in acknowledgement of the greater responsibilities of such executive officers as compared to others. Mr. Hoffmann, who does not have a corresponding position, received a target cash incentive amount of 75% of his 2024 base salary. Payouts for threshold performance are equivalent to 50% of the target amount, and the payout for maximum performance is equivalent to 150% of the target amount. The payout amount for performance falling between threshold and target, or target and maximum, is determined by linear interpolation.
Performance Metrics
Based upon a review of the peer group’s short-term compensation practices and the Company’s strategic plan and historical performance levels, the Committee recommended to the Board, and the Board approved, the use of three performance metrics. Two of these are financial performance metrics: adjusted combined ratio and adjusted earnings before interest and taxes (EBIT), which are non-GAAP financial measures. The Committee believes that the financial performance metrics based on combined ratio and EBIT are appropriate, as they are industry standard measures of profitability. The two financial metrics comprise 66.7% of the bonus target and are calculated as follows:
Adjusted Combined Ratio: The Company’s adjusted combined ratio is calculated as the combined ratio of the Company on a consolidated basis, calculated prior to the effect of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
For Mr. D’Orazio, Ms. Doran and Mr. Hoffmann, performance of the adjusted combined ratio metric was determined entirely on the achievement of the Company, whereas for Mr. Schmitzer and Mr. Bowman, performance of the adjusted combined ratio is evenly divided between (i) Company adjusted combined ratio, and (ii) the adjusted combined ratio of the Excess & Surplus Lines segment and Specialty Admitted Insurance segment, respectively. For each of these segments, adjusted combined ratio is calculated as the segment’s combined ratio, calculated prior to the effect of favorable or unfavorable prior year reserve development for which such segment ceded the risk under retroactive reinsurance agreements, if any, and the related changes in the amortization of the deferred gain.
Adjusted EBIT: Adjusted EBIT is calculated as net income of the Company before interest and income taxes, and excluding the portion of favorable or unfavorable prior year reserve development for which the Company’s subsidiaries ceded the risk under retroactive reinsurance agreements and the related changes in the amortization of the deferred gain.
The Committee set the targets for these financial metrics at a level that it considered rigorous and challenging and that took into account the relevant risks and opportunities of the Company’s business. In particular, the Committee reviewed our 2024 annual operating budget that resulted from our detailed budgeting process and evaluated various factors that might affect whether the target could be achieved, including the risks to achieving certain preliminary objectives that were necessary pre-requisites to achieving the budget targets.
In addition to financial metrics, 33.3% of the bonus target was based upon the achievement of the Company strategic goals for 2024, the achievement of which were non-formulaic, and determined on a subjective basis by the Committee. Our 2024 strategic goals were identified by the Committee as among the most important goals in a broader set of companywide objectives set for 2024. The strategic goals were focused on (i) continuing technology improvements to be delivered within the scheduled time frame and within the applicable budget, (ii) expansion of our technology Innovation Council’s initiative to improve efficiency and customer experience; and (iii) development of efficient tools and processes to manage underwriting portfolios.
For these strategic goals, the 2024 targets were established by the Committee at a level that the Committee determined to be aggressive and set at challenging levels such that the attainment of target performance for each category of goals was not assured at the time they were set and required a high level of effort and execution on the part of the executive officers and others in order to achieve the goals. The Committee believes that each of these goals is strongly aligned to the creation of shareholder value.
Achievement of Financial and Strategic Goals
The Committee is permitted to make adjustments to performance metrics within the framework established under the STI Plan that may vary from year to year and may have a net positive or negative impact on our estimates. For 2024, these adjustments resulted in a net positive impact to Adjusted EBIT and group adjusted combined ratio performance metrics, which were negatively affected by multiple strategic activities undertaken by the Company at the direction of the Board that the Board believed were essential to delivering long-term future value to shareholders.The strategic activities included our exploration of strategic alternatives and the execution of two retroactive reinsurance transactions on the business of the Company’s Excess & Surplus Lines segment. Specifically, the calculation of the Adjusted EBIT and, except with respect to the Excess & Surplus Lines segment leader, group adjusted combined ratio metrics were adjusted to exclude (i) actual expenses pertaining to the strategic activities, (ii) the reinsurance premiums paid for the E&S ADC and E&S Top Up ADC, and (iii) the aggregate value of employee retention awards paid in light of the Company’s exploration of strategic alternatives, in each case to the extent that such items would have been included in the calculation of the 2024 Adjusted EBIT and group adjusted combined ratio performance measures. Similar adjustments (as applicable) to the segment adjusted combined ratio performance goals applicable to segment business leaders did not impact the payout the segment business leaders received. The Committee believes that the adjusted items were outside the control of management and were not representative of operating performance, and that the adjustments were necessary to preserve the motivational objective of the STI Plan. In making the compensation decisions, the Committee members and the Board considered the significant time and effort of the senior management team in executing on strategic actions considered critical to the Company’s long-term success, which time and effort would not have been reflected in the STI Plan performance metric calculations absent the adjustments made. More specifically, the Committee recognized the significant involvement of:
•Messrs. D’Orazio and Hoffmann and Ms. Doran in the negotiation and execution of the E&S ADC and the E&S Top Up ADC;
•Mr. D’Orazio and Ms. Doran in the closing of the sale of JRG Reinsurance Company Ltd., the equity investment in the Company by Enstar Group Limited and the amendment and conversion of Series A Preferred Shares by Gallatin Point;
•Ms. Doran in the 10.8% increase in the Company’s investment portfolio return; and
•Mr. Bowman in the outperformance of the Specialty Admitted Insurance segment’s combined ratio compared to the STI Plan metrics.
In addition, while the Committee acknowledged Mr. Schmitzer’s contribution to the production of $1 billion in gross written premium by the Excess & Surplus Lines segment for the second consecutive year, Mr. Schmitzer did not receive the benefit of the adjustments made to the group combined ratio due to the Excess & Surplus Lines segment’s operating results.
In determining that the NEOs achieved the strategic goals of the STI Plan at target, the Committee determined that the NEOs achieved the desired technology improvements and innovation initiatives, and developed and implemented tools to provide improved and timely underwriting performance data to the segments.
The table below shows the 2024 threshold, target and maximum financial metrics, actual performance, adjusted performance and adjusted performance as a percentage of target, for each financial performance goal (group adjusted combined ratio and adjusted EBIT for Mr. D’Orazio, Ms. Doran and Mr. Hoffmann; and group and segment adjusted combined ratio and adjusted EBIT for Messrs. Schmitzer and Bowman) are set forth in the table below. The financial impacts of the strategic actions were reported in the Company’s financial results for the third and fourth quarters of 2024.

	GROUP ADJUSTED COMBINED RATIO (ALL NEOS)	SEGMENT ADJUSTED COMBINED RATIO (SEGMENT LEADERS)		GROUP ADJUSTED EBIT(2) (ALL NEOS)	STRATEGIC GOALS (ALL NEOS)
		EXCESS & SURPLUS LINES	SPECIALTY ADMITTED
Weighting of Metric	33.3% Group / 16.7% Segment	16.7%		33.3%	33.3%
Threshold	99.9%	93.4%	99.9%	$76.7 million	N/A
Target	93.9%	87.4%	98.3%	$128.8 million	N/A
Maximum	87.9%	81.4%	92.3%	$180.9 million	N/A
Actual Result	117.6%	115.1%	92.2%	$(9.2) million	Met at Target
Adjusted Result	99.5%	94.9%	91.8%	$104.8 million	N/A
Weighting % of Target based on Adjusted Result	18.0% Group / 9% Segment(1)	0%	25.0%	25.7%	33.3%
______________________
(1)    The Committee determined that the Excess & Surplus Lines segment leader did not share in the group adjusted combined ratio achievement. Accordingly, the “Weighting % of Target based on Adjusted Result” for the Excess & Surplus Lines segment with respect to the group adjusted combined ratio is 0% instead of 9%.
(2)    Consistent with the terms of the STI Plan, the Committee adjusted the calculation of the EBIT result to remove the effects of multiple strategic activities undertaken by the Company at the direction of the Board. Specifically, the calculation of Adjusted EBIT and, except with respect to the Excess & Surplus Lines segment leader, the group adjusted combined ratio performance measures were adjusted to exclude (i) actual expenses pertaining to the strategic activities, (ii) the reinsurance premiums paid for the E&S ADC and E&S Top Up ADC, and (iii) the aggregate value of employee retention awards paid in light of the Company’s exploration of strategic alternatives, in each case to the extent that such items would have been included in the calculation of the 2024 Adjusted EBIT and group adjusted combined ratio performance measures. Similar adjustments (as applicable) to the segment adjusted combined ratio performance goals applicable to segment business leaders did not impact the payout the segment business leaders received.

The Board approved payouts under the STI Plan for the NEOs in the amounts recommended by the Committee. The table below sets forth the amount of each NEO’s STI Plan payment based upon the adjusted performance results, as well as what the STI Plan payouts would have been if the Board did not use discretion to adjust the calculation. The table also includes the percentage that the actual payment represented compared to such officer’s target payout, which, for each NEO, other than Mr. Hoffmann, was equivalent to the officer’s 2024 base salary, and for Mr. Hoffmann, was equivalent to 75% of his 2024 base salary.

NEO	Target Amount ($)	Unadjusted Total Result (as a % of Target)	Unadjusted Payout ($)	Total Result (as a % of Target) After Adjustment	Actual Payout After Adjustment ($)
Frank N. D’Orazio	966,625	33.3%	321,886	77.1%	745,268
Sarah C. Doran	572,000	33.3%	190,476	77.1%	441,012
Richard J. Schmitzer	669,955	33.3%	223,095	59.1%	395,943
William K. Bowman	300,000	58.3%	174,900	93.1%	279,300
Michael J. Hoffmann	331,500	33.3%	110,389	77.1%	255,586
Long-Term Incentives
The third component of the executive compensation program is long-term incentive equity grants. The long-term incentives create a strong link between payouts and performance, and a strong alignment between the interests of executive officers and the interests of our shareholders. Long-term equity incentives also promote retention, as, subject to limited exception, executive officers will only receive value through the vesting schedule if they remain employed by us over the required term. Additionally, the long-term equity incentives foster an ownership culture among our executive officers by creating a greater personal stake in the value they are intended to achieve.
Long-Term Incentive Target Opportunities
The target levels are expressed as dollar amounts, equal to 100% of our NEOs’ base salary (with the grants of PRSUs and Service-Based RSUs each representing 50% of the total long-term incentive opportunity). The number of shares covered by the awards is determined by dividing the applicable target dollar amount by the closing market price of the Company’s common shares on the second trading day following the release of the Company’s financial results for the fourth quarter ended December 31, 2024, which is considered the grant date for the awards.
The Committee and the Board utilize this grant date for pricing of our annual equity awards awarded in February each year so that the number of shares that are subject to awards would take into account the trading price of our shares after the markets respond, positively or negatively, to our announced financial results.
In February 2024, the Committee approved grants of awards to our NEOs under the Company’s 2014 Long-Term Incentive Plan, which is the Company’s employee equity incentive plan (the “2014 LTIP”), at their respective annual grant targets. In affirming and establishing these grant levels, the Committee considered the following:
•individual performance and expected future contributions of the NEO;
•the values of, allocations to, and proportion of total compensation represented by, the long-term incentive opportunities at the companies in our compensation peer groups;
•time in role, skills, and experience; and
•retention.

Equity Vehicles and 2024 Mix: PRSUs and Service-Based RSUs
The 2024 mix of long-term incentives granted to the NEOs is shown in the following table:

Equity Vehicle	2024 Allocation	Vesting Period	Performance Metric	Rationale for Use
PRSUs	50%	3-year cliff	• Adjusted operating return on average adjusted tangible common equity • Growth in adjusted tangible common equity per common share	• Focuses on underwriting results, core profitability and risk management • Prioritizes increasing shareholder value • Promotes long-term focus and retention
Service-Based RSUs	50%	3 years: 1/3 per year	• Value of stock at vesting	• Aligns NEOs’ interests with interests of shareholders • Promotes retention • Provides value even during periods of share price or market downturn
The Committee structured the relative weight assigned to each type of award to motivate performance against long-term goals through PRSUs, and to ensure some amount of value delivery and retention through the Service-Based RSUs. These are complementary because they have upside potential but deliver some value even if the share price does not increase, while also reinforcing an ownership culture and commitment to the Company.
PRSU Performance Metrics
Based upon a review of our peer group’s long-term compensation practices, and the Company’s own business, the Committee recommended to the Board, and the Board approved, the use of two financial performance metrics, which are evenly weighted. The financial performance metrics are (i) the Company’s adjusted operating return on average adjusted tangible common equity, and (ii) growth in adjusted tangible common equity per common share. Both measures are non-GAAP measures. The Committee chose these metrics because it believes that these measures are indicators of the Company’s long-term financial performance. The use of 3-year average results promotes a focus on long-term performance.
“Adjusted operating return on average adjusted tangible common equity” for the performance period is the three-year average adjusted net operating income divided by the four-year average adjusted tangible common equity. For purposes of this calculation:
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
“Growth in adjusted tangible common equity per common share” for the performance period is calculated as a percentage equal to the greater of (i) ((A-B)/B)/4, and (ii) 0%, where:
A = adjusted tangible common equity per common share as of the last day of the performance period; and
B = adjusted tangible common equity per common share as of the December 31st immediately preceding the performance period.
“Adjusted tangible common equity per common share” is calculated as (i) adjusted tangible common equity, divided by (ii) the number of common shares outstanding.

PRSU Threshold, Target and Maximum Performance Levels
The Committee defines payout levels representing the number of PRSUs to be earned by executive officers based on the level of actual performance relative to the target. The Committee believes that it has set the performance goals at a rigorous and challenging level so as to require significant effort and achievement by our executive officers, and that such goal has been established in light of our internal forecast.
The number of PRSUs that will be eligible to be earned and become vested for participants will be based upon both continued employment (subject to certain exceptions described under “Potential Payments upon Termination or Change in Control  —  Equity Awards” below) and the achievement of the performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels for NEOs set at 50%, 100% and 200% of the target number of PRSUs, respectively. Performance falling between these levels will be determined by linear interpolation.
The Committee has discretion to adjust final results in the event of unusual or nonrecurring events. Ultimately, the Committee will approve the performance achievement percentages and the determination of the number of PRSUs earned based on the outcome of the formula.
2024 Grants of PRSUs and Service-Based RSUs
The following table sets forth the value of the PRSU and Service-Based RSU grants to our NEOs in 2024, and the number of common shares subject to such award, with the PRSU amounts at target performance:

NEO	2024 Base Salary ($)	2024 Target Long-Term Incentive Opportunity (as a % of Base Salary) (%)	PRSUs at Target ($)	PRSUs at Target (#)	Service-Based RSUs ($)	Service-Based RSUs (#)
Frank N. D’Orazio	966,625	100	483,313	49,317	483,313	49,317
Sarah C. Doran	572,000	100	286,000	29,183	286,000	29,183
Richard J. Schmitzer	669,955	100	334,977	34,181	334,977	34,181
William K. Bowman	300,000	100	150,000	15,306	150,000	15,306
Michael J. Hoffmann	442,000	100	221,000	22,551	221,000	22,551
One Time Retention Awards
The Committee does not generally intend to provide one-time grants except in a judicious and limited manner as warranted by unique circumstances. The Committee views any such grants to executive officers as a special and exceptional non-recurring event to meet the Company’s needs for a specific purpose or during a specific time period. The Committee believes that the events of 2024 constituted one of these unique circumstances for the Company as we undertook the strategic review process, which at the time of grant, had continued for an extended period.
While we were going through the strategic review process, it would have been extremely difficult to attract senior personnel in the event of a departure of any executive due to the process’s ongoing nature. Maintaining a cohesive and engaged senior leadership team throughout the strategic review process, specifically over the 12-month period, was critical to the ongoing operation of our business and our successful completion of the strategic review process.
The Committee, with assistance from Mr. D’Orazio and our independent compensation consultant, determined that a cash retention award for the members of the senior leadership team would provide a necessary retention incentive to help ensure that key executives remained with the Company and engaged in the additional work required to be done for the duration of the strategic review process which was anticipated, at the time the awards were made, to potentially last 12 months from its commencement in November 2023. The awards were in an amount equal to the target amount of a senior leadership team member’s annual short-term incentive target. The awards vest in two equal installments on or immediately prior to December 31, 2024 and June 30, 2025, subject to continued employment of the executive through such date with certain exceptions, including an employee’s involuntary termination of employment without cause, by reason of death or disability, and in the event of a “change in control”, with such term as defined in the 2014 LTIP. There would not be any payout if an executive resigned their employment for good reason, and the sale of a segment by itself would not trigger payment, unless the executive was terminated without cause by the Company in connection with such transaction.

The following are amounts of the retention awards granted to our NEOs on July 25, 2024. Mr. D’Orazio did not receive a retention award.

NEO	Cash Retention Award ($)
Frank N. D’Orazio	n/a
Sarah C. Doran	572,000
Richard J. Schmitzer	669,955
William K. Bowman	300,000
Michael J. Hoffmann	331,500
V.POST-EMPLOYMENT COMPENSATION AND OTHER BENEFITS
Qualified Retirement Plans
We offer a tax-qualified 401(k) defined contribution plan covering all of our U.S. employees, including our U.S.-based NEOs. Eligible employees may make voluntary pre-tax and post-tax contributions to the 401(k) plan and are eligible for matching company contributions in an amount equal to 100% of the first 6% of the employee’s eligible compensation. The 401(k) plan also permits discretionary company contributions. All contributions to the 401(k) plan are subject to certain limitations under the Internal Revenue Code.
Termination Provisions
Each of our NEOs, except Mr. Bowman, is party to an employment agreement with us that provides for certain benefits if his or her employment is terminated under certain circumstances. This arrangement provides the continuing NEOs with a core level of assurance that their actions on behalf of the Company and its shareholders can proceed without the potential distraction of short-term issues that may affect the Company (e.g., a strategic transaction involving the Company) and helps ensure that our continuing NEOs continue to act in the best interests of the Company. In addition, the agreements contain measures that protect the Company past the date of the NEO’s termination, such as confidentiality, non-compete and non-solicitation requirements and the requirement that NEOs execute a general release in favor of the Company in order to receive benefits. We do not provide excise tax “gross-ups” to any of our executive officers related to change in control payments. Continuing NEOs may also receive benefits with respect to unpaid amounts under the STI Plan and unvested equity awards under our 2014 LTIP, and, as discussed above, their retention award. The key terms of the separation arrangements are described below in “Potential Payments Upon Termination or Change in Control.”
In July 2024, we amended Mr. D’Orazio’s employment agreement to align with the Company’s peer group. The primary modification to the employment agreement was to incorporate the target amount of his short-term incentive award in the calculation of his severance in connection with a termination without cause, for good reason or as a result of the Company’s non-renewal of his employment agreement within twelve months of a change in control. The amount of Mr. D’Orazio’s severance payment under such circumstances is now calculated as his base salary at the date of termination, plus the amount of his short-term incentive target award for the performance period in which a change in control occurs (or if no performance period has been established or a target award has not been approved for the relevant performance period, then the target amount of his award for the most recent performance period), divided by 12, with such amount to be paid monthly for a period of 36 months.
Health and Welfare and Other Benefits
Our NEOs are provided welfare benefits that are generally the same as our other employees, such as Company-paid life insurance, medical, dental and vision plan coverage and long and short-term disability insurance. In addition to the above benefits, Ms. Doran and Mr. Hoffmann are entitled to receive benefits based upon their required work for the Company in Bermuda. These benefits consist of:
•tax equalization gross-up payments or other Bermuda tax payments (collectively, “Tax Equalization Payments”) to which Mr. Hoffmann or Ms. Doran may be subject with respect to payments or benefits that such NEO receives under his or her employment agreement; and
•payment of U.S. tax preparation expenses for Mr. Hoffmann.
We make these tax benefits available to the specified NEOs employed by the Company based upon the unique challenges of performing work in the Bermuda market, including the additional tax expenses. We believe that providing these benefits is common practice for other Bermuda based insurers and is consistent with our goal to attract and retain talented executive officers. The actual benefits received by the specified NEOs in connection with performing work in Bermuda is identified in the Summary Compensation Table.

VI.ADDITIONAL COMPENSATION POLICIES AND PRACTICES
Clawback Policy
In October 2023, the Board, at the recommendation of the Committee, adopted an executive officer incentive compensation recovery policy in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers, including all of our NEOs. If the Company is required to prepare an accounting restatement because of either (i) the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial restatements that is material to the previously issued financial statements, or (ii) an error that is not material to previously issued financial statements, but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, then all incentive compensation paid or credited to each current or former executive officer for the restated period (up to three years) will be recalculated based on the restated results. To the extent the recalculated incentive compensation is less than the incentive compensation actually paid or credited to such executive officer for that period, the excess amount must be returned to the Company or forfeited. In the event of an executive officer’s failure to repay any erroneously awarded compensation due under the clawback policy, the Company would enforce the clawback policy and pursue other remedies to the fullest extent permitted by law, unless certain conditions are met and the Committee determines that recovery would be impracticable.
Executive Stock Ownership Guidelines
We believe that the Company and our shareholders are best served when executive officers manage the business with a long-term perspective. In July 2022, the Board, at the recommendation of the Committee, adopted share ownership guidelines (the “Guidelines”) to more closely align the financial interests of the Company’s directors and executive and other senior officers with those of the Company’s shareholders. Pursuant to the Guidelines, within five years of becoming subject to the Guidelines, (i) our Chief Executive Officer is required to beneficially own common shares with a fair market value equivalent to five times his annual base salary, (ii) other executive officers and designated members of the senior management team of the Company are required to beneficially own common shares with a fair market value equivalent to three times their annual base salary, and (iii) our non-employee directors are required to beneficially own common shares with a fair market value equivalent to three times their annual cash retainer.

Position	Multiple of Base Salary or Cash Retainer
Chief Executive Officer	5x
Other Executive Officers	3x
Non-employee Directors	3x
Pursuant to the Guidelines, (a) shares subject to eligible unvested Service-Based RSUs are valued at the greater of (i) the Market Price or (ii) the closing price on the Nasdaq Stock Market on the grant date, and (b) shares received upon the vesting of Service-Based RSUs are valued at the greatest of (i) the Market Price, (ii) the closing price on the Nasdaq Stock Market on the grant date, or (iii) the closing price of shares on the Nasdaq Stock Market on the date of vesting. The value of shares subject to unvested PRSUs are not applied to determining whether the required value of common shares is owned by any executive officer.
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
Insider Trading Policy and Anti-Hedging and Anti-Pledging Policy
The Board has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities. The policy applies to all personnel, including directors, officers, employees and other covered persons. The Board believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as an exhibit to the Original Form 10-K.

Our insider trading policy also prohibits our directors, officers and employees from engaging in any pledging, hedging or monetization transactions or similar arrangements with respect to our securities. Such parties are also prohibited from engaging in any short sales, utilizing a margin account with respect to buying or selling our securities, or trading in exchange-traded options or other derivative securities.
Compensation Risk Management
We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking, or are reasonably likely to have a material adverse effect on the Company. We believe that the combination of fixed base salaries, non-equity short-term incentive awards and awards of PRSUs and Service-Based RSUs represents an appropriate balance of fixed and variable compensation opportunities. We believe that the combination of short-term and long-term incentive awards provides an incentive for executives to maintain a long-term perspective in conducting business, rather than seeking short-term gain. This is particularly the case as the long-term incentive awards, awarded in the form of PRSUs and Service-Based RSUs vest (i) in the case of PRSUs, based on financial performance metrics measured over a three-year performance period, and (ii) in the case of Service-Based RSUs, in annual installments over a three-year period. The use of a maximum payout for awards under the STI Plan and PRSUs also mitigates the risk employees may take because there are no opportunities for excessive awards. Further, the goals utilized in our STI Plan are primarily based upon companywide measures derived from our annual budget, with the performance metrics reviewed and approved by our Board following prior approval by the Committee. The fact that the performance objectives in the STI Plan and PRSUs are largely companywide reduces the likelihood that an employee could take actions to significantly influence performance in an attempt to increase the payout. We believe these practices are unlikely to create incentives for employees or executives to take excessive or unnecessary risks.
Our senior management will continue to monitor the effect of our compensation policies and practices on our employees and will make reports to our Committee if any concerns should arise.
Tax Considerations; Section 162(m)
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for any publicly held corporation for individual compensation of more than $1.0 million to certain executive officers in any taxable year. The Committee may provide compensation to executive officers that may not be tax deductible if it believes that providing that compensation is in the best interests of our Company and its shareholders.
Accounting Considerations
Compensation for share-based awards granted under the Company’s equity incentive plans is recognized in accordance with FASB ASC 718. For Service-Based RSUs, compensation is measured at the grant date and recognized on a straight-line basis over the service or vesting period, which is generally three years for awards under the 2014 LTIP and one year for awards under the 2014 Non-Employee Director Incentive Plan. Compensation for PRSUs depends upon the achievement of certain performance metrics during the performance period, generally three years, with payout for achievement of threshold, target and maximum performance levels set at 50%, 100% and 200% of the target number of PRSUs, respectively. PRSUs are initially measured on the grant date at the 100% target performance level and the related compensation recognized over the performance period is periodically adjusted as necessary to reflect the projected achievement level. Compensation for cash awards granted under the 2014 LTIP are recognized on a straight-line basis over the service or vesting period, which is generally three years. Forfeitures of awards are recognized as they occur.
Option Award Disclosure
We do not grant stock options or similar equity awards during periods in which there is material nonpublic information about our Company, including (1) outside a “trading window” established in connection with the public release of quarterly results information or (2) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. Stock options may occasionally be awarded on an off-cycle basis, including to new hires. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.
COMPENSATION AND HUMAN CAPITAL COMMITTEE REPORT
This Compensation and Human Capital Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Form 10-K/A by reference, except to the extent the Company incorporates such Report by specific reference.

The Compensation and Human Capital Committee has reviewed and discussed the CD&A with the management of the Company. Based on this review and these discussions, we have recommended to the Board of Directors that the CD&A be included in the Company’s Form 10-K/A and the Company’s proxy statement. The members of the Compensation and Human Capital Committee of the Company have reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Human Capital Committee recommended to the Board that the CD&A be included in our Form 10-K/A and in the definitive proxy statement for our 2025 annual general meeting of shareholders.
Compensation and Human Capital Committee
Peter B. Migliorato (Chairman)
Christine LaSala
Ollie L. Sherman, Jr.

Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Share Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(3) ($)	Total ($)
Frank N. D’Orazio, Chief Executive Officer	2024	966,625	—	966,613	745,268	30,747	2,709,253
	2023	959,318	—	924,967	773,300	63,106	2,720,691
	2022	912,500	—	1,274,998	881,155	53,282	3,121,935
Sarah C. Doran, Chief Financial Officer	2024	572,000	286,000	571,987	441,012	28,444	1,899,443
	2023	568,333	—	549,985	457,600	41,170	1,617,088
	2022	544,167	—	590,236	523,930	48,737	1,707,070
Richard J. Schmitzer, President and Chief Executive Officer, Excess and Surplus Lines segment	2024	669,955	334,978	669,948	395,943	29,763	2,100,587
	2023	666,629	—	650,000	556,063	76,509	1,949,201
	2022	648,750	—	642,388	618,085	86,677	1,995,900
William K. Bowman, President and Chief Executive Officer, Specialty Admitted Insurance segment	2024	300,000	150,000	299,998	279,300	22,671	1,051,969
Michael J. Hoffmann, Group Chief Underwriting Officer	2024	442,000	165,750	442,000	255,586	30,825	1,336,161
	2023	439,167	—	424,990	265,200	27,884	1,157,241
______________________
(1)    Represents amount of retention award paid in 2024 pursuant to a cash retention award granted by the Board of Directors of the Company on July 25, 2024. Please see “Item 11 – Compensation Discussion & Analysis IV. Compensation Program Components – One Time Retention Awards” for further detail.
(2)    Represents the aggregate grant date fair value of PRSUs and Service-Based RSUs awarded under the 2014 LTIP computed in accordance with FASB ASC Topic 718. For the PRSUs, the value at the grant date is based upon the probable outcome of the performance conditions, excluding the effect of estimated forfeitures. For the 2024 PRSU awards, if the maximum performance is achieved, the share award portion of the amount for Mr. D’Orazio, Ms. Doran, Mr. Schmitzer, Mr. Bowman, and Mr. Hoffmann would be $966,613, $571,987, $669,948, $299,998, and $442,000, respectively. See Note 14 — “Equity Awards” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the assumptions that were used in determining the dollar amounts recognized for financial statement reporting purposes of equity awards.
(3)    See the immediately following table for a breakdown of the compensation included in the All Other Compensation column.

The following table provides a breakdown of the amounts set forth in the All Other Compensation column of the Summary Compensation Table:

Name	401(k) Plan Contribution ($)	Accrued Dividends Paid Upon Vesting of RSU Awards ($)	Other(a) ($)	Total All Other Compensation ($)
Frank N. D’Orazio	20,700	9,534	513	30,747
Sarah C. Doran	20,700	7,231	513	28,444
Richard J. Schmitzer	20,700	8,550	513	29,763
William K. Bowman	20,700	1,458	513	22,671
Michael J. Hoffmann	20,700	2,912	7,213	30,825
______________________
(a)     The amount shown for each named executive officer includes company-paid life insurance. The amount shown for Mr. Hoffmann also includes tax preparation services.

Grants of Plan-Based Awards
The following table provides information regarding grants of non-equity awards to our named executive officers under the STI Plan and equity awards under the 2014 LTIP during 2024. All equity awards granted to our named executive officers in 2024 were in the form of Service-Based RSUs and PRSUs.

Name	Grant Date	Date of Board Action (if different from Grant Date)(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank N. D’Orazio	3/1/2024	2/15/2024				24,658	49,317	98,635		483,307
	3/1/2024	2/15/2024							49,317	483,307
	3/1/2024		483,313	966,625	1,449,938
Sarah C. Doran	3/1/2024	2/15/2024				14,591	29,183	58,367		285,993
	3/1/2024	2/15/2024							29,183	285,993
	3/1/2024		286,000	572,000	858,000
Richard J. Schmitzer	3/1/2024	2/15/2024				17,090	34,181	68,362		334,974
	3/1/2024	2/15/2024							34,181	334,974
	3/1/2024		334,978	669,955	1,004,933
William K. Bowman	3/1/2024	2/15/2024				7,653	15,306	30,612		150,000
	3/1/2024	2/15/2024							15,306	150,000
	3/1/2024		150,000	300,000	450,000
Michael J. Hoffmann	3/1/2024	2/15/2024				11,275	22,551	45,102		221,000
	3/1/2024	2/15/2024							22,551	221,000
	3/1/2024		165,750	331,500	497,250
______________________
(1)    On February 15, 2024, the Board, at the recommendation of the Committee, approved the equity awards to be granted to the named executive officers. In accordance with the Committee and Board’s equity award policy, the grant date was delayed until the second trading day following the public dissemination of the Company’s 2023 fiscal year-end earnings release.
(2)    The amounts shown represent each named executive officer’s threshold, target and maximum annual incentive opportunities for performance in 2024, pursuant to the STI Plan. The actual amount of each named executive officer’s award is determined after completion of the performance period as discussed in our Compensation Discussion and Analysis. The annual cash incentive awards earned by our named executive officers for performance in 2024 were paid during the first quarter of 2025.
(3)    The amounts shown represent each named executive officer’s threshold, target and maximum amount of PRSUs granted in 2024. The PRSUs have a performance period of January 1, 2024 to December 31, 2026. The actual amount of each named executive officer’s award is based on the achievement of certain performance goals as discussed in our Compensation Discussion and Analysis.
(4)    The grant date fair value of the Service-Based RSUs and PRSUs, as applicable, was calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our named executive officers on December 31, 2024, which consisted of Service-Based RSUs and PRSUs.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
Frank N. D’Orazio	3/2/2022(2)	20,732	100,965	—	—
	3/1/2023(2)	12,418	60,476	—	—
	3/1/2023(3)	—	—	18,626	90,709
	3/1/2024(2)	49,317	240,174	—	—
	3/1/2024(3)	—	—	49,317	240,174
Sarah C. Doran	3/2/2022(2)	9,598	46,742	—	—
	3/1/2023(2)	7,384	35,960	—	—
	3/1/2023(3)	—	—	11,075	53,935
	3/1/2024(2)	29,183	142,121	—	—
	3/1/2024(3)	—	—	29,183	142,121
Richard J. Schmitzer	3/2/2022(2)	10,446	50,872	—	—
	3/1/2023(2)	8,726	42,496	—	—
	3/1/2023(3)	—	—	13,089	63,743
	3/1/2024(2)	34,181	166,461	—	—
	3/1/2024(3)	—	—	34,181	166,461
William K. Bowman	3/2/2022(2)	1,667	8,118	—	—
	3/1/2023(2)	2,996	14,591	—	—
	3/1/2024(2)	15,306	74,540	—	—
	3/1/2024(3)	—	—	15,306	74,540
Michael J. Hoffmann	3/2/2022(2)	5,854	28,509	—	—
	3/1/2023(2)	5,706	27,788	—	—
	3/1/2023(3)	—	—	8,558	41,677
	3/1/2024(2)	22,551	109,823	—	—
	3/1/2024(3)	—	—	22,551	109,823
______________________
(1)    Market value is calculated as the number of common shares indicated multiplied by $4.87, which was the closing price of the Company’s common shares on December 31, 2024 as reported by the Nasdaq Stock Market.
(2)    Vesting occurs in three equal annual installments beginning on the first anniversary of the grant date, and in the case of PRSUs, based upon the level of achievement of the performance metrics for the entire performance period, as discussed in footnote 3.
(3)    The number of shares reported assumes vesting of the PRSUs at target level based upon the achievement of adjusted net operating income and adjusted tangible common equity performance metrics for the entire performance period. The market value is determined by multiplying the share amount by $4.87, which was the closing price of our common shares on December 31, 2024 as reported by the Nasdaq Stock Market.

Option Exercises and Stock Vested
The following table presents certain information concerning the vesting of stock awards held by our named executive officers during 2024. There were no stock option exercises during 2024, and no stock options were outstanding as of December 31, 2024.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Frank N. D’Orazio	26,940	264,012
Sarah C. Doran	14,947	147,824
Richard J. Schmitzer	16,995	168,322
William K. Bowman	3,472	34,274
Michael J. Hoffmann	8,705	85,309
______________________
(1)    The value realized equals the closing sales price of our common shares on the vesting date as reported on the Nasdaq Stock Market, multiplied by the number of shares as to which the restricted share units vested.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for any of our employees and no named executive officers participated in a nonqualified deferred compensation plan during 2024.
Potential Payments upon Termination or Change in Control
Employment Agreements
We are a party to an employment agreement with each of our named executive officers other than Mr. Bowman. The employment agreements provide for certain payments and benefits to be provided to the applicable named executive officer if his or her employment is terminated by us without Cause (as defined in each employment agreement) or by the applicable named executive officer for Good Reason (as defined in each employment agreement), or if we give notice that we do not intend to renew the term of the named executive officer’s employment when the term ends (a “Non-Renewal Termination”). The benefits are (i) continuation of salary or like payments (“Separation Payments”) for a specified period, paid in accordance with our normal payroll practices, (ii) post-employment coverage under our health, dental and vision plans, to the extent that such coverage is available under the plans, with the Company continuing to pay the same amount for such coverage as was paid when the executive officer was employed (with the executive officer paying the remaining cost of the coverage) for a 12 month period (except in the case of Mr. D’Orazio, who will receive such benefit for 18 months); provided that, in the event post-employment health care coverage is not available under the Company’s health insurance plan, then the Company will pay the executive officer the premium cost for such insurance that the Company would have paid if the executive officer had been permitted to continue coverage thereafter, (iii) any unpaid discretionary cash bonus awarded for the year prior to the year in which the named executive’s termination of employment occurs, which shall be paid in a lump sum on the normal bonus payment date. The compensation provided for in the foregoing sentence is referred to as the “Separation Benefits”. The Separation Benefits are in addition to our obligation to pay the applicable named executive officer accrued but not yet paid base salary and any accrued but unused vacation, as well as accrued and not yet paid Tax Equalization Payments, in each case through the date of termination of the applicable executive officer’s employment.
Mr. Bowman is not a party to an employment agreement with the Company, and accordingly, is not entitled to the Separation Benefits described above.
Additionally, Ms. Doran is entitled to reimbursement for relocation expenses from North Carolina under the circumstances specified in her chart set forth below under “Quantification of Termination Benefits”.

Separation Payments
The table below sets forth the manner to calculate the Separation Payments pursuant to each named executive officer’s employment agreement, and the period after termination that he or she will be eligible to receive Separation Payments. Mr. Bowman is excluded from this table since he does not have an employment agreement.

Name	Manner to Calculate Separation Payment and Period of Payment
Frank N. D’Orazio
1.    Amount per month equal to base salary in effect on the date of termination divided by 12, for 18 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination before a Change in Control or more than 12 months thereafter; or
2.    Amount per month equal to base salary in effect on the date of termination plus the amount of his short-term incentive target award for the performance period in which a Change in Control occurs (or if no performance period has been established or a target award has not been approved for the relevant performance period, then the target amount of his award for the most recent performance period) divided by 12, for 36 months in the event of termination by the Company without Cause, by Mr. D’Orazio for Good Reason or as a result of a Non-Renewal Termination, in each case within 12 months after a Change in Control.

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

Conditions to Payment of Separation Benefits
In order to receive the Separation Benefits, the applicable named executive officer must execute a general release in our favor, comply with non-compete and customer and employee non-solicitation restrictive covenants and non-disclosure obligations (the “Restrictive Covenants”) for the period specified in the named executive officer’s employment agreement and identified under their name below under “Quantification of Termination Benefits”. In the event that the applicable named executive officer violates the Restrictive Covenants during the specified period, the Company may terminate the Separation Benefits that it is providing to the named executive officer, and such officer would be obligated to repay the Company for payments previously received.

Non-Equity Incentive Plan Compensation
Pursuant to the terms of the STI Plan, to receive a payout, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rated for the period employed), (ii) a qualifying retirement, termination without Cause, a Non-Renewal Termination, or resignation by the executive for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination or resignation by the participant for Good Reason (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed). Notwithstanding the foregoing, pursuant to the terms of Mr. Hoffmann’s employment agreement, he shall be entitled to receive, upon termination without Cause, a Non-Renewal Termination, or resignation by such executive for Good Reason, payment at target level, pro-rated for the period employed; provided, however, that the pro-rated amount shall be further reduced by a fraction if the average bonus of certain specified shared service officers (collectively, the “Shared Service Chief Officers”) is less than their average target bonuses. In such case, Mr. Hoffmann’s pro-rated bonus would be multiplied by a fraction, the numerator of which is the average actual bonus for the Shared Service Chief Officers, and the denominator being the average target bonus for the Shared Service Chief Officers.
A qualifying retirement may occur pursuant to the STI Plan upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50, and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant. The Committee did not elect to establish an earlier retirement age for any participant in connection with the 2024 STI Plan awards.
Equity Awards
Pursuant to the terms of awards of Service-Based RSUs granted under the 2014 LTIP in 2022, if the employment of a named executive officer is terminated without Cause, or such named executive officer terminates his or her employment for Good Reason (in each case as defined in the named executive officer’s employment agreement), in each case following a Change in Control (as defined in the 2014 LTIP), then all of such named executive officer’s unvested outstanding Service-Based RSUs shall accelerate and become vested. In any other circumstance that a named executive officer is terminated, his or her unvested Service-Based RSUs granted in 2022 will be forfeited on the date that such officer’s employment with the Company terminates.
Pursuant to the terms of the PRSUs issued under the long-term incentive plan (the “LTI Plan”), for the PRSUs to vest, a participant must remain employed through the settlement of the award, subject to certain exceptions for (i) separation due to death or disability (in which case, payment is made at target level, pro-rated for the period employed), (ii) a qualifying retirement (in which case, payment is made based upon actual performance for the full performance period, pro-rated for the period employed), or (iii) a change in control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, PRSUs vest based upon actual performance for the full performance period, pro-rated for the period employed).
Pursuant to the terms of the Service-Based RSUs issued under the LTI Plan commencing in 2023, a recipient must remain employed on a vesting date for vesting to occur, subject to certain exceptions for (i) separation due to death or disability (in which case, all remaining unvested Service-Based RSUs would vest), (ii) a qualifying retirement (in which case, the Service-Based RSUs that would vest on the next annual vesting date will vest, and any other remaining Service-Based RSUs will be forfeited) and (iii) a change in control of the Company prior to a vesting date, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason (in which case, all remaining unvested Service-Based RSUs would vest).
For purposes of the PRSUs and Service-Based RSUs issued under the LTI Plan, a qualifying retirement may occur upon retirement after the attainment of (i) a minimum of five whole years of employment with the Company, (ii) the participant being at least age 50 and (iii) a combined age and whole years of employment with the Company that equals or exceeds 65; provided, however, that the Committee in its discretion may establish an earlier retirement age for any participant.
Retention Awards
On July 25, 2024, the Board, acting at the recommendation of the Committee, approved the grant of cash retention awards (the “Retention Awards”) to the Company’s senior leadership team, including awards to Ms. Doran, Mr. Schmitzer, Mr. Bowman, and Mr. Hoffmann, but excluding Mr. D’Orazio. The Retention Awards are payable in two equal installments, with the first payment made on or immediately prior to December 31, 2024, and the second payment to be made on or immediately prior to June 30, 2025, subject to the recipient remaining continuously employed by the Company on the applicable payment date, subject to certain exceptions.

The remaining Retention Award payment may be made earlier than the final scheduled payment date in the event of a recipient’s involuntary termination by the Company without cause, or upon termination of employment due to death or disability, in each case prior to such payment date (cause and disability are as defined in the recipient’s employment agreement, if the recipient is party to such an agreement, or otherwise, as defined in the 2014 LTIP). Upon the occurrence of such an event, a lump sum payment of the unpaid amount shall be made on the next regular payroll date that is at least ten business days following the effective date of the termination of employment.
Additionally, in the event of a change in control of the Company prior to the final scheduled Retention Award payment date, all unpaid amounts under the Retention Awards shall be paid in a lump sum on the effective date of the change in control, irrespective of whether the executive officer’s employment is terminated. For purposes of the Retention Awards, change in control shall have its meaning set forth in the 2014 LTIP. The 2014 LTIP generally defines a change in control as: (i) the purchase or other acquisition by any person or entity of beneficial ownership of 50% or more of either the then outstanding common shares of the Company or the then outstanding voting securities of the Company entitled to vote generally in the election of directors, (ii) the consummation of a reorganization, merger, amalgamation or consolidation involving the Company such that persons who were the shareholders of the Company immediately prior to any such transaction do not immediately thereafter own 50% of the outstanding common shares and combined voting power entitled to vote generally in the election of directors of the surviving entity or (iii) a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company.
Had a change in control occurred on December 31, 2024, the accelerated Retention Award payment to Ms. Doran and Messrs. Schmitzer, Bowman and Hoffmann would have been $286,000, $334,978, $150,000 and $165,750.
Quantification of Termination Benefits
The following tables quantify the estimated benefits that each of the named executive officers would have received had they been terminated in the manner described below on December 31, 2024, and, with respect to those benefits contingent upon the occurrence of a Change in Control, assuming the Change in Control occurred on such date. The value for restricted share units is determined in accordance with SEC rules as the number of shares subject to restricted share units that received accelerated vesting, multiplied by $4.87, which was the closing price of our common shares on December 31, 2024 as reported by the Nasdaq Stock Market. The value for restricted share units also includes the aggregate amount of dividends that had accrued on unvested restricted share units, which amount is paid upon vesting of the awards, and the number of shares and value of the PRSUs assumes achievement at the target level for the full performance period in the case of a change in control of the Company prior to the settlement of the award, followed by termination without Cause of the participant, a Non-Renewal Termination, or resignation by the participant for Good Reason and in the case of qualifying retirement.
Frank N. D’Orazio. The following table describes the potential estimated payments that Mr. D’Orazio would have been entitled to receive had he been terminated on December 31, 2024, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. D’Orazio’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. D’Orazio would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause; for Good Reason or Non-Renewal Termination (without Change in Control) ($)	Without Cause or for Good Reason (with Change in Control) ($)	Non-Renewal Termination (with Change in Control) ($)	Death or Disability ($)	Retirement ($)
Separation Payment	1,449,938	5,799,752	5,799,752	—	—
Insurance	38,976	38,976	38,976	—	—
Non-Equity Incentive Plan Compensation	745,268	745,268	745,268	966,625	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	425,585	313,011	313,011	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	147,629(1)	147,629(1)	147,629	—
______________________
(1)    Assumes payout at target level for entire performance period.

Sarah C. Doran. The following table describes the potential estimated payments that Ms. Doran would have been entitled to receive had she been terminated on December 31, 2024, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Ms. Doran’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Ms. Doran would have been required under her employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of her employment by the Company without Cause, by her for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The relocation expenses and the acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause (without Change in Control) ($)	For Good Reason or Non-Renewal Termination (without Change in Control) ($)	Without Cause or for Good Reason (with Change in Control) ($)	Non-Renewal Termination (with Change in Control) ($)	Death or Disability ($)	Retirement ($)
Separation Payment	1,144,000	1,144,000	1,430,000	1,430,000	—	—
Insurance	21,431	21,431	21,431	21,431	—	—
Non-Equity Incentive Plan Compensation	441,012	441,012	441,012	441,012	572,000	—
Relocation Expenses from North Carolina	100,000	100,000	100,000	100,000	—	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	—	237,526	185,409	185,409	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	87,540(1)	87,540(1)	87,540	—
Retention Award	286,000	—	286,000	286,000	286,000	—
______________________
(1)    Assumes payout at target level for entire performance period.
Richard J. Schmitzer. The following table describes the potential estimated payments that Mr. Schmitzer would have been entitled to receive had he been terminated on December 31, 2024, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. Schmitzer’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Schmitzer would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 18 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason, and for 12 months in the event of a Non-Renewal Termination, in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause (without Change in Control) ($)	For Good Reason (without Change in Control) ($)	Non-Renewal Termination (without Change in Control) ($)	Without Cause or for Good Reason (with Change in Control) ($)	Non-Renewal Termination (with Change in Control) ($)	Death or Disability ($)	Retirement ($)
Separation Payment	1,004,932	1,004,932	669,955	2,009,865	1,339,910	—	—
Insurance	17,285	17,285	17,285	17,285	17,285	—	—
Non-Equity Incentive Plan Compensation	395,943	395,943	395,943	395,943	395,943	669,955	395,943
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	—	—	274,289	217,567	217,567	80,125
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	—	102,944(1)	102,944(1)	102,944	102,944(1)
Retention Award	334,978	—	—	334,978	334,978	334,978	—
______________________
(1)    Assumes payout at target level for entire performance period.
William K. Bowman. The following table describes the potential estimated payments that Mr. Bowman would have been entitled to receive had he been terminated on December 31, 2024, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. Bowman’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause (without Change in Control) ($)	For Good Reason (without Change in Control) ($)	Without Cause or for Good Reason (with Change in Control) ($)	Death or Disability ($)	Retirement ($)
Separation Payment	—	—	—	—	—
Insurance	—	—	—	—	—
Non-Equity Incentive Plan Compensation	279,300	279,300	279,300	300,000	279,300
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	—	101,710	92,658	33,498
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	25,663(1)	25,663	25,663(1)
Retention Award	150,000	—	150,000	150,000	—
______________________
(1)    Assumes payout at target level for entire performance period.
Michael J. Hoffmann. The following table describes the potential estimated payments that Mr. Hoffmann would have been entitled to receive had he been terminated on December 31, 2024, calculated in the manner described under the paragraph “Quantification of Termination Benefits”. The amounts are estimated, and actual amounts may vary if Mr. Hoffmann’s employment was actually terminated under the circumstances set forth below or our common shares were trading at a different price, where relevant. Mr. Hoffmann would have been required under his employment agreement to comply with the Restrictive Covenants for a period of 12 months from the date of termination of his employment if his employment was terminated by the Company without Cause or by him for Good Reason or in the event of a Non-Renewal Termination in order to continue to receive the Separation Benefits, and not be obligated to repay the Company any amounts received. The acceleration of vesting for the restricted share units in connection with a Change in Control are not subject to compliance with the Restrictive Covenants.

Executive Benefits and Payments Upon Termination	Without Cause (without Change in Control) ($)	For Good Reason or Non-Renewal Termination (without Change in Control) ($)	Without Cause or for Good Reason (with Change in Control) ($)	Non-Renewal Termination (with Change in Control) ($)	Death or Disability ($)	Retirement ($)
Separation Payment	442,000	442,000	663,000	442,000	—	—
Insurance	34,586	34,586	34,586	34,586	—	—
Non-Equity Incentive Plan Compensation	255,586	255,586	255,586	255,586	331,500	—
Service-Based RSUs (amount includes accrued dividends payable upon vesting)	—	—	175,061	143,274	143,274	—
PRSUs (amount includes accrued dividends payable upon vesting)	—	—	67,648(1)	67,648(1)	67,648	—
Retention Award	165,750	—	165,750	165,750	165,750	—
______________________
(1)    Assumes payout at target level for entire performance period.
Chief Executive Officer Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the total 2024 compensation of our Chief Executive Officer, Frank N. D’Orazio, to the total compensation for 2024 of our median employee. We determined our median employee for purposes of the disclosure by generating a report from our payroll system reflecting regular and overtime salary (where applicable) paid to our employees for the calendar year 2024 for every full-time, part-time and short-term employee employed by us at December 31, 2024 (excluding Mr. D’Orazio). We annualized this pay for employees who had worked for us for less than a full year. Once we determined the median employee, we calculated that employee’s total compensation for 2024 in the same manner utilized to determine the amount reported for Mr. D’Orazio in the “Total” column in our Summary Compensation Table included in this Form 10-K/A.
Mr. D’Orazio’s total annual compensation was $2,709,253, and our median employee’s total annual compensation was $99,792. The ratio of the total annual compensation of Mr. D’Orazio to the total annual compensation for our median employee in 2024 is approximately 27 to 1.
Compensation and Human Capital Committee Interlocks and Insider Participation
During 2024, each of Mr. Botein, Ms. LaSala, Mr. Migliorato, Mr. Sherman, and Ms. Roberts, who served as the Chairperson of the Compensation and Human Capital Committee during 2024 and retired from the Board in May 2024, served on our Compensation and Human Capital Committee (with Mr. Botein, Mr. Sherman and Ms. LaSala serving on the committee for a portion of the year). None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation and Human Capital Committee.
Mr. Botein is an affiliate of GPC Thames, the purchaser of the Company’s Series A Preferred Shares pursuant to the Investment Agreement. For information regarding the Investment Agreement, and certain rights granted to GPC Thames thereunder, see “Certain Relationships and Related Transactions, and Director Independence.”
Compensation of Directors
Our non-employee directors (excluding Mr. Botein) receive an annual cash retainer in the amount of $125,000 per year, payable in four equal installments at the beginning of each quarter, and, excluding our Non-Executive Chairperson of the Board (“Chairperson”), an annual restricted share unit award with a fair market value of $50,000 per year. Our Chairperson receives an annual restricted share unit award with a fair market value of $100,000, which is an increased amount in recognition of additional responsibilities in such capacity (Mr. Sherman served as the Chairperson in 2024).
Non-employee directors that join the Board after annual grants are made during the first quarter of the year receive a pro-rated restricted share unit award for the period of service during the one-year period commencing on the date of grant of restricted share units to continuing directors. In this regard, Ms. LaSala, who joined our Board on July 5, 2024, received a pro-rated restricted share unit award representing 4,460 common shares, which was granted on July 25, 2024. The number of shares represented by Ms. LaSala’s restricted share unit award was determined based upon the closing share price on the date she joined the Board.

The awards of restricted share units are made from the Company’s 2014 Non-Employee Director Incentive Plan and vest in full on the first anniversary of the date of the grant (or, in the case of pro-rata grants made to a new director, on the first anniversary of the date of grant of restricted share units to the continuing directors).
In addition to the aforementioned compensation, the Chairperson of our Audit Committee is paid additional cash compensation in the amount of $25,000 per year for service in such capacity. Additionally, each of the Compensation and Human Capital Committee Chairperson and Nominating and Corporate Governance Committee Chairperson are paid an additional $12,500 per year.
Mr. Botein, who joined the Board in 2023, does not receive compensation for his service as a director, pursuant to the terms of the Investment Agreement relating to the issuance of our Series A Preferred Shares described under “Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions”.
The following table sets forth information concerning compensation earned by our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Matthew B. Botein	—	—	—	—
Thomas L. Brown	150,000	50,000	402	200,402
Kirstin M. Gould	137,500	50,000	402	187,902
Dennis J. Langwell	125,000	50,000	464	175,464
Christine LaSala	61,141	37,107	—	98,248
Peter B. Migliorato	132,864	50,000	402	183,266
Patricia H. Roberts	68,750	50,000	402	119,152
Ollie L. Sherman, Jr.	125,000	99,999	1,043	226,042
______________________
(1)    The cash compensation paid to Ms. LaSala and Ms. Roberts was pro-rated based upon the portion of the year that such individuals served as directors during 2024. Ms. Roberts served as a director until her retirement on May 15, 2024. Ms. LaSala joined the Board in July 2024.
(2)     Represents the aggregate grant date fair value of restricted share units awarded under the 2014 Non-Employee Director Incentive Plan, calculated in accordance with FASB ASC Topic 718. The stock awards represent grants of the following number of restricted share units: (i) 5,102 restricted share units for each of Mr. Brown, Ms. Gould, Mr. Langwell, Mr. Migliorato, and Ms. Roberts, (ii) 4,460 restricted share units for Ms. LaSala, and (iii) 10,204 restricted share units for Mr. Sherman. With the exception of Ms. Roberts, who forfeited her restricted share units when she resigned from the Board, each amount of restricted share units identified in the prior sentence with respect to a director were the only outstanding awards held by such director at December 31, 2024.
(3)    Represents dividends paid to directors that had accrued on unvested restricted share units and were paid at the time awards vested.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information about the Company’s equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)
Equity compensation plans approved by shareholders:
2014 Non-Employee Director Incentive Plan, as amended	35,072(2)	—	131,927
2014 Long-Term Incentive Plan, as amended	1,194,889(3)	—	1,401,207
Equity compensation plans not approved by shareholders:	—	—	—
Total	1,229,961	—	1,533,134
______________________
(1)    Restricted share units are not taken into account in the computation of the weighted-average exercise price since they do not have an exercise price.
(2)    Consists solely of Service-Based RSUs.
(3)    Includes 564,671 Service-Based RSUs and 630,218 PRSUs assuming maximum payout on such PRSUs.

Securities Ownership of Certain Beneficial Owners
The below table sets forth information as of April 25, 2025 regarding the beneficial ownership of our common shares by (1) each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of our outstanding common shares, (2) each of our directors, (3) each of our named executive officers included in the Summary Compensation Table appearing in Item 11 above and (4) all directors and executive officers as of April 25, 2025 as a group.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of options or conversion of a security held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of April 25, 2025. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options or convertible security for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities.
As of April 25, 2025, there were a total of 45,893,162 common shares and 112,500 Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) issued and outstanding.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned	Number of Series A Preferred Shares Beneficially Owned	Percentage of Series A Preferred Shares Beneficially Owned
5% or more Shareholders:
GPC Partners Investments (Thames) LP	19,381,009(1)	32.6%	112,500	100%
T. Rowe Price Investment Management, Inc.	3,656,001(2)	8.0%
The Vanguard Group	2,886,383(3)	6.3%
BlackRock, Inc.	2,863,911(4)	6.2%
Cavello Bay Reinsurance Limited	2,590,765(5)	5.6%
Fuller & Thaler Asset Management, Inc.	2,145,877(6)	4.7%
Directors and Executive Officers:(7)
Frank N. D’Orazio	146,203	*
Matthew B. Botein	19,381,009(8)	32.6%	112,500	100%
Thomas L. Brown	16,554	*
Kirstin M. Gould	16,704	*
Dennis J. Langwell	7,423	*
Christine LaSala	4,460	*
Peter B. Migliorato	7,115	*
Ollie L. Sherman, Jr.	28,654	*
Sarah C. Doran	81,774	*
Richard J. Schmitzer	235,345	*
William K. Bowman	9,843	*
Michael J. Hoffmann	19,232	*
All directors and executive officers as a group (13 persons)	19,968,542(9)	33.6%	112,500	100%
______________________
*Represents beneficial ownership of less than 1%.

(1)    Beneficial ownership information of the Series A Preferred Shares is based on Amendment No. 1 to the Schedule 13D filed with the SEC on November 13, 2024 by GPC Partners Investments (Thames) LP (“GPC Thames”), GPC Partners II GP LLC (“GPC II GP”), Gallatin Point Capital LLC (“Gallatin Point”), Matthew B. Botein and Lewis A. (Lee) Sachs (collectively, the “GPC Parties”). The number of common shares beneficially owned represents 5,859,375 outstanding common shares and 13,521,634 common shares issuable upon conversion of the Series A Preferred Shares outstanding as of April 25, 2025 (the “Conversion Shares”). GPC Thames, GPC II GP and Gallatin Point reported sole voting and sole dispositive power over the common shares and Conversion Shares (together, the “GPC Subject Shares”), and Messrs. Botein and Sachs reported shared voting power and shared dispositive power over the GPC Subject Shares. GPC Thames is the direct holder of the 5,859,375 common shares and 112,500 Series A Preferred Shares that may be converted into the Conversion Shares. Gallatin Point is the managing member of GPC II GP, which, in turn, is the general partner of GPC Thames. Messrs. Botein and Sachs jointly control Gallatin Point through multiple intermediate entities. The Series A Preferred Shares vote on an as converted basis with holders of our common shares; provided, however, that pursuant to the terms of the Series A Preferred Shares, they may not be voted by the GPC Parties in excess of 9.9% of the aggregate voting power of the then-outstanding common shares on an as converted basis or of our outstanding voting securities. The address of the GPC Parties is 600 Steamboat Road, Greenwich, CT 06830.
(2)     Information is based on Amendment No. 2 to Schedule 13G filed with the SEC on November 14, 2024 by T. Rowe Price Investment Management, Inc. (“Price Investment Management”). Price Investment Management reported sole voting power over 3,633,483 common shares and sole dispositive power over 3,656,001 common shares. The address of Price Investment Management is 101 E. Pratt Street, Baltimore, MD 21201.
(3)    Information is based on Amendment No. 7 to Schedule 13G filed with the SEC on November 12, 2024 by The Vanguard Group (“Vanguard”). Vanguard reported shared voting power over 65,117 common shares, sole dispositive power over 2,807,341 common shares and shared dispositive power over 79,042 common shares. The common shares are reported as beneficially owned by Vanguard and certain of its clients, including investment companies registered under the Investment Company Act of 1940, and other managed accounts. The address of Vanguard is 100 Vanguard Boulevard, Malvern, PA, 19355.
(4)     Information is based on Amendment No. 11 to Schedule 13G filed with the SEC on April 23, 2025 by BlackRock, Inc. (“BlackRock”). BlackRock reported sole voting power over 2,813,344 common shares and sole dispositive power over 2,863,911 common shares. The common shares are reported as beneficially owned by BlackRock and certain of its subsidiaries. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5)     Information is based on the Schedule 13G filed with the SEC on December 26, 2024 by Cavello Bay Reinsurance Limited (“Cavello Bay”), Kenmare Holdings Ltd. (“Kenmare”) and Enstar Group Limited (“Enstar”) (collectively, the “Cavello Bay Parties”). The Cavello Bay Parties reported beneficial ownership of the common shares (the “Subject Shares”). Cavello Bay reported sole voting and sole dispositive power over the Subject Shares, and Enstar and Kenmare reported shared voting power and shared dispositive power over the Subject Shares. Cavello Bay is the direct holder of the Subject Shares. Enstar is the parent of Kenmare which, in turn, is the parent of Cavello Bay. The address of the Cavello Bay Parties is A.S. Cooper Building, 4th Floor, 26 Reid Street, Hamilton HM 11, Bermuda.
(6)     Information is based on Amendment No. 1 to Schedule 13G filed with the SEC on November 12, 2024 by Fuller & Thaler Asset Management, Inc. (“Fuller & Thaler”). Fuller & Thaler reported sole voting power over 2,109,202 common shares and sole dispositive power over 2,145,877 common shares. The common shares are reported as beneficially owned by Fuller & Thaler as an investment adviser to certain persons. The address of Fuller & Thaler is 411 Borel Avenue, Suite 300, San Mateo, CA 94402.
(7)     The address of each director and executive officer listed is c/o James River Group Holdings, Ltd., P. O. Box 666, Hamilton HM CX, Bermuda.
(8)     Represents beneficial ownership of the GPC Subject Shares beneficially owned by the GPC Parties. See footnote 1 above.
(9)    The reported amount includes 13,521,634 common shares issuable upon conversion of the Series A Preferred Shares beneficially owned by the GPC Parties. See footnote 1 above.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Person Transactions
We have adopted a written related person transactions policy pursuant to which our executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with us if the amount involved exceeds $120,000 (a “Related Party Transaction”) without the consent of our Audit Committee. Any request for us to enter into a Related Party Transaction is required to be presented to our Audit Committee for review, consideration and approval. In approving or rejecting a proposed related party transaction, our Audit Committee will take into account, among other factors it deems appropriate, whether the proposed Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the policy, if we should discover Related Party Transactions that have not been approved, our Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.
Related Party Transactions
Transaction with Gallatin Point
On February 24, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with GPC Thames, an affiliate of Gallatin Point, relating to the issuance and sale by the Company to GPC Thames of 150,000 Series A Preferred Shares, for an aggregate purchase price of $150 million, or $1,000 per share. Pursuant to the Investment Agreement, until GPC Thames and its permitted transferees no longer beneficially own Series A Preferred Shares and/or common shares issued or issuable upon conversion of such Series A Preferred Shares that represent in the aggregate (a) at least 50% of the number of common shares beneficially owned by GPC Thames, on an as-converted basis, as of the date of issuance of the Series A Preferred Shares and (b) at least 5% of the number of common shares on an as-converted basis, GPC Thames is entitled to designate one individual for nomination to our Board of Directors. GPC Thames designated Mr. Botein for nomination for re-election as a director at the annual general meeting of shareholders held in 2024.
On November 11, 2024, we entered into an amendment to the Investment Agreement (the “Investment Agreement Amendment”) The Investment Agreement Amendment documents the terms of Gallatin Point’s exchange of 37,500 Series A Preferred Shares for 5,859,375 of the Company’s common shares, par value $0.0002 per share (the “Common Shares”), which is equivalent to a price of $6.40 per share. The Investment Agreement also modified the restrictions on Gallatin Point’s ability to transfer Series A Preferred Shares, and common shares issued upon conversion of the Series A Preferred Shares, to third parties. Our director, Matthew B. Botein, is a founder and Managing Partner of Gallatin Point.
At the same time we entered into the Investment Agreement Amendment, we adopted an Amended and Restated Certificate of Designations governing the terms of the Series A Preferred Shares. The Amended and Restated Certificate of Designations (i) provided for the exchange of the 37,500 Series A Preferred Shares into 5,859,375 common shares, (ii) modified certain optional conversion provisions (including reducing the conversion price to $8.32 per share, subject to adjustment) and mandatory conversion provisions, and (iii) provided for a fixed dividend rate of 7% per annum of the liquidation preference until September 30, 2029, with the dividend rate to reset on October 1, 2029, and each five-year anniversary thereafter, at a rate equal to the five-year U.S. treasury rate plus 5.2%, up to a maximum dividend rate of 8.0%.
Transactions with Cavello Bay
On November 11, 2024, we entered into a Subscription Agreement with Cavello Bay providing for the issuance and sale of 1,953,125 of the Common Shares for an aggregate purchase price of $12.5 million, or $6.40 per share. The share sale closed on December 23, 2024.
Simultaneously with the entry into the Subscription Agreement, Cavello Bay entered into an E&S Top Up ADC with our subsidiaries, James River Insurance Company and James River Casualty Company (together, “James River”). Pursuant to this agreement, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the combined loss portfolio transfer and adverse development cover for our Excess & Surplus Lines business executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024.

For further information regarding the Investment Agreement, the Investment Agreement Amendment, the Amended and Restated Certificate of Designations, the Subscription Agreement and the E&S Top Up ADC, including a description of certain obligations and restrictions binding on the parties thereto, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on February 28, 2022, March 8, 2022 and November 13, 2024 and the Original Form 10-K.
Director Independence
Our Board has reviewed the independence of our directors using the Nasdaq Stock Market independence standards. Based on this review, we have determined that Messrs. Botein, Brown, Langwell, Migliorato and Sherman, Ms. Gould and Ms. LaSala are independent. In making its independence determination, the Board considered the current and prior relationships with the Company of Gallatin Point, including the transactions described in the section above titled “Certain Relationships and Related Transactions, and Director Independence”.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered to us or on our behalf by Ernst & Young LLP (Charlotte, North Carolina, PCAOB ID: 42) (“EY”) for the years ended December 31, 2024 and 2023 are as follows:

	2024 ($)	2023 ($)
Audit Fees	2,714,162	3,440,838
Audit-Related Fees	9,000	—
Tax Fees	148,165	254,115
All Other Fees	—	3,000
Total Fees	2,871,327	3,697,953
The items set forth in the above table generally consisted of the following items:
Audit Fees. Audit fees consisted of fees incurred in connection with the Company’s annual financial statement audits and statutory audits, review of quarterly financial statements, and post-report review procedures in 2024 and 2023.
Audit-related fees. Audit-related fees in 2024 included fees incurred in connection with the Company’s S-8 registration statements.
Tax Fees. Tax fees in 2024 and 2023 primarily consisted of tax compliance services and tax advisory services related to foreign tax filings and transfer pricing.
All Other Fees. All other fees in 2023 were for permitted accounting research software licensing fees.
The Audit Committee has concluded that the provision of the aforementioned services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
Pre-Approval of Services
The Audit Committee has a policy requiring it to pre-approve all audit and non-audit services performed by the Company’s independent auditor. The Committee may delegate pre-approval authority to the chairman of the Audit Committee or his designee (collectively, the “Audit Committee Chair”) provided that all services pre-approved by the Audit Committee Chair in an interim time period are presented to the full Audit Committee at its next scheduled meeting. When pre-approving all services by the independent auditor, the Committee will consider whether the provision of such services is consistent with maintaining the independent auditor’s independence.
During our 2024 and 2023 fiscal years, all audit, audit-related, tax fees and other fees for services performed by EY were pre-approved by the Audit Committee in compliance with applicable SEC requirements.

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
4.19
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on February 28, 2023, Commission File No. 001-36777)

10.1
Third Amended and Restated Credit Agreement, dated as of July 7, 2023, by and among James River Group Holdings, Ltd., JRG Reinsurance Company, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 12, 2023, Commission File No. 001-36777)

10.2
First Amendment dated April 16, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 22, 2024, Commission File No. 001-36777)+

10.3
Second Amendment dated May 22, 2024 to the Third Amended and Restated Credit Agreement dated as of July 7, 2023 by and among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., as borrowers, KeyBank National Association (“KeyBank”) as Administrative Agent and Letter of Credit Issuer, KeyBank and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 6, 2024; Commission File No. 001-36777)

10.4
Continuing Guaranty of Payment, dated as of June 5, 2013, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)

10.5
Continuing Guaranty of Payment, dated as of December 15, 2015, by James River Group Holdings UK Limited, pursuant to Credit Agreement, dated as of June 5, 2013, among James River Group Holdings, Ltd. and JRG Reinsurance Company Ltd., KeyBank National Association, as Administrative Agent and as Letter of Credit Issuer, and certain Lender parties (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 10, 2016, Commission File No. 001-36777)

10.6
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)

10.7
Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.8
Form of Stock Option Agreement (Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan) (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 7, 2014)*

10.9
First Amendment to the Amended and Restated James River Group Holdings, Ltd. Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.10
James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Registration Statement on Form S-1, Registration No. 333-199958, filed with the Commission on November 24, 2014)*

10.11
Amendment to the James River Group Holdings, Ltd. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2017, Commission File No. 001-36777)*

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

10.40	Registration Rights Agreement, dated December 23, 2024, by and among James River Group Holdings, Ltd. and Cavello Bay Reinsurance Limited†
10.41
Adverse Development Cover Reinsurance Contract, dated November 11, 2024, by and between James River Insurance Company and James River Casualty Company, and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 13, 2024; Commission File No. 001-36777)+

19.1	James River Group Holdings, Ltd. Insider Trading Policy†

Exhibit Number	Description
21.1	List of subsidiaries of James River Group Holdings, Ltd.†
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm†
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)†
31.3	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.4	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
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

JAMES RIVER GROUP HOLDINGS, LTD.

By:	/s/ Frank N. D’Orazio	April 29, 2025
Frank N. D’Orazio Chief Executive Officer and Director