Form 10-Q
period 2025-03-31
James River Group Holdings, Ltd.
filed 2025-05-06
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at May 5, 2025: 45,893,162

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, many of which are beyond our control, including, among others:
•the inherent uncertainty of estimating reserves and the possibility that incurred losses may be greater than our estimate used to compute loss and loss adjustment expense reserves;
•inaccurate estimates and judgments in our risk management may expose us to greater risks than intended;
•downgrades in the financial strength rating or outlook of our regulated insurance subsidiaries impacting our competitive position and ability to attract and retain insurance business that our subsidiaries write and ultimately our financial condition;
•the amount of the final post-closing adjustment to the purchase price received and the outcome of the litigation in connection with the sale of our casualty reinsurance business;
•the potential loss of key members of our management team or key employees, and our ability to attract and retain personnel;
•adverse economic and competitive factors resulting in the sale of fewer policies than expected or an increase in the frequency or severity of claims, or both;
•the impact of a higher than expected inflationary environment on our reserves, loss adjustment expenses, the values of our investments and investment returns, and our compensation expenses;
•exposure to credit risk, interest rate risk and other market risk in our investment portfolio and our reinsurers;
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
•the inherent uncertainty of estimating reinsurance recoverable on unpaid losses and the possibility that reinsurance may be less than our estimate of reinsurance recoverable on unpaid losses;
•inadequacy of premiums we charge to compensate us for our losses incurred;
•changes in laws or government regulation, including tax or insurance laws and regulations;
•changes in U.S. tax laws (including associated regulations) and the interpretation of certain provisions applicable to insurance/reinsurance businesses with U.S. and non-U.S. operations, which may be retroactive and could have a significant effect on us including, among other things, by potentially increasing our tax rate, as well as on our shareholders;

•in the event we did not qualify for the insurance company exception to the passive foreign investment company (“PFIC”) rules and were therefore considered a PFIC, there could be material adverse tax consequences to an investor that is subject to U.S. federal income taxation;
•the Company or its foreign subsidiary becoming subject to U.S. federal income taxation;
•a failure of any of the loss limitations or exclusions we utilize in our insurance products to shield us from unanticipated financial losses or legal exposures, or other liabilities;
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
Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those in the forward-looking statements, is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2025	December 31, 2024
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2025 – $1,330,102; 2024 – $1,278,337)	$1,259,627	$1,189,733
Equity securities, at fair value (cost: 2025 – $83,236; 2024 – $82,678)	87,746	86,479
Bank loan participations, at fair value	144,014	142,410
Short-term investments	79,091	97,074
Other invested assets	52,768	36,700
Total invested assets	1,623,246	1,552,396
Cash and cash equivalents	279,427	362,345
Restricted cash equivalents	29,012	28,705
Accrued investment income	10,567	10,534
Premiums receivable and agents’ balances, net	205,965	243,882
Reinsurance recoverable on unpaid losses, net	1,984,292	1,996,913
Reinsurance recoverable on paid losses	127,627	101,210
Prepaid reinsurance premiums	275,054	296,635
Deferred policy acquisition costs	27,844	30,175
Intangible assets, net	32,359	32,450
Goodwill	181,831	181,831
Other assets	171,791	170,000
Total assets	$4,949,015	$5,007,076

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) March 31, 2025	December 31, 2024
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,081,540	$3,084,406
Unearned premiums	526,506	572,034
Payables to reinsurers	94,372	132,922
Funds held	25,157	25,157
Deferred reinsurance gain	56,042	57,970
Senior debt	225,800	200,800
Junior subordinated debt	104,055	104,055
Accrued expenses	39,196	53,178
Other liabilities	178,752	182,524
Total liabilities	4,331,420	4,413,046
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2025 and 2024: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common shares – 2025 and 2024: $0.0002 par value; 200,000,000 shares authorized; 45,892,706 and 45,644,318 shares issued and outstanding, respectively	9	9
Preferred Shares – 2025 and 2024: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	935,426	933,311
Retained deficit	(395,280)	(402,408)
Accumulated other comprehensive loss	(55,675)	(69,997)
Total shareholders’ equity	484,480	460,915
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$4,949,015	$5,007,076

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share amounts)
Revenues
Gross written premiums	$294,361	$330,810
Ceded written premiums	(166,405)	(192,638)
Net written premiums	127,956	138,172
Change in net unearned premiums	23,946	33,519
Net earned premiums	151,902	171,691
Net investment income	20,008	22,632
Net realized and unrealized (losses) gains on investments	(1,371)	4,583
Other income	1,750	2,221
Total revenues	172,289	201,127
Expenses
Losses and loss adjustment expenses	99,525	110,049
Other operating expenses	50,560	50,810
Other expenses	563	732
Interest expense	5,541	6,485
Amortization of intangible assets	91	91
Total expenses	156,280	168,167
Income from continuing operations before income taxes	16,009	32,960
Income tax expense on continuing operations	5,021	9,452
Net income from continuing operations	10,988	23,508
Discontinued operations (Note 2):
Loss from discontinued operations	—	(7,933)
Loss on disposal of discontinued operations	(1,414)	(172)
Total loss from discontinued operations	(1,414)	(8,105)
Net income	9,574	15,403
Dividends on Series A preferred shares	(1,969)	(2,625)
Net income available to common shareholders	$7,605	$12,778

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $3,807 in 2025 and $(2,066) in 2024	14,322	(7,773)
Total comprehensive income	$23,896	$7,630

Net income (loss) per common share:
Basic
Continuing operations	$0.20	$0.55
Discontinued operations	$(0.03)	$(0.21)
	$0.17	$0.34
Diluted
Continuing operations	$0.18	$0.53
Discontinued operations	$(0.02)	$(0.18)
	$0.16	$0.35
Dividend declared per common share	$0.01	$0.05
Weighted-average common shares outstanding:
Basic	45,803,501	37,733,710
Diluted	59,659,075	44,638,969

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	9,574	—	9,574
Other comprehensive income	—	—	—	—	—	14,322	14,322
Vesting of RSUs	248,388	—	—	(545)	—	—	(545)
Compensation expense under share incentive plans	—	—	—	2,660	—	—	2,660
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common shares	—	—	—	—	(477)	—	(477)
Balances at March 31, 2025	45,892,706	$9	$—	$935,426	$(395,280)	$(55,675)	$484,480

Balances at December 31, 2023	37,641,563	$7	$—	$876,240	$(277,905)	$(63,721)	$534,621
Net income	—	—	—	—	15,403	—	15,403
Other comprehensive loss	—	—	—	—	—	(7,773)	(7,773)
Vesting of RSUs	180,777	—	—	(824)	—	—	(824)
Compensation expense under share incentive plans	—	—	—	2,675	—	—	2,675
Dividends on Series A preferred shares	—	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	—	(1,940)	—	(1,940)
Balances at March 31, 2024	37,822,340	$7	$—	$878,091	$(267,067)	$(71,494)	$539,537

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(51,467)	$24,079
Investing activities
Fixed maturity securities, available-for-sale:
Purchases	(84,322)	(2,015)
Sales	5,856	39,699
Maturities and calls	27,017	40,081
Equity securities:
Purchases	(1,809)	(5,180)
Sales and redemptions	1,500	4,556
Bank loan participations:
Purchases	(36,818)	(57,209)
Sales	19,378	33,432
Maturities	13,753	6,908
Other invested assets:
Purchases	(16,525)	(2,000)
Return of capital	289	200
Proceeds from sales and principal repayments	163	1,451
Short-term investments, net	17,983	(12,397)
Securities receivable or payable, net	1,723	715
Purchases of property and equipment	(1,218)	(745)
Net cash (used in) provided by investing activities	(53,030)	47,496
Financing activities
Senior debt issuances	25,000	—
Payroll taxes withheld and remitted on net settlement of RSUs	(545)	(824)
Dividends on Series A preferred shares	(1,969)	(2,625)
Dividends on common shares	(600)	(2,007)
Net cash provided by (used in) financing activities	21,886	(5,456)
Change in cash, cash equivalents, and restricted cash equivalents	(82,611)	66,119
Cash, cash equivalents, and restricted cash equivalents at beginning of period	391,050	359,949
Cash, cash equivalents, and restricted cash equivalents at end of period	$308,439	$426,068
Supplemental information
Interest paid	$6,126	$7,801

Restricted cash equivalents at beginning of period	$28,705	$72,449
Restricted cash equivalents at end of period	$29,012	$73,396
Change in restricted cash equivalents	$307	$947

(a) Cash provided by operating activities for the three months ended March 31, 2025 and 2024 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash (used in) provided by operating activities was $(51.8) million and $23.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Company previously owned JRG Reinsurance Company Ltd. (“JRG Re”), a Bermuda domiciled reinsurer, which comprised the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, primarily provided non-catastrophe casualty reinsurance to U.S. third parties. On November 8, 2023, the Company entered into an agreement to sell JRG Re. The sale closed on April 16, 2024 and resulted in the Company’s disposition of its casualty reinsurance business and related assets. The Company has no continued involvement with JRG Re following the sale. See Discontinued Operations below and Note 2 for additional disclosure.
Basis of Presentation
The accompanying condensed consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include the results of the Company and its subsidiaries from their respective dates of inception or acquisition, as applicable. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited annual consolidated financial statements.
Intercompany transactions and balances have been eliminated.
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. The Company determined that the sale of JRG Re, which closed on April 16, 2024, represented a strategic shift that will have a major effect on the Company's operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q. See Note 2 for additional disclosure.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.6 million at March 31, 2025 and $7.7 million at December 31, 2024, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended March 31, 2025 and 2024, our effective tax rate on income from continuing operations was 31.4% and 28.7%, respectively. The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Adopted Accounting Standards
There were no new accounting standards adopted in 2025 that materially impacted the Company's financial statements.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

2.    Discontinued Operations
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (“Fleming”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, Fleming agreed to purchase from the Company all of the common shares of JRG Re. JRG Re comprised the remaining operations of the former Casualty Reinsurance segment, and the sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
Pursuant to the terms of the Stock Purchase Agreement, the aggregate consideration received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by Fleming and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet was subject to final post-closing adjustments, which resulted in the downward adjustment to the cash portion of the Closing Date Purchase Price discussed below.
As required by the Stock Purchase Agreement, Fleming delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company gave its notice of disagreement with Fleming’s closing statement following review. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was paid to Fleming on October 18, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by Fleming, which the Company believed were unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the parties appointed an independent accounting firm to resolve the disputed items in Fleming's closing statement. On April 18, 2025, the independent accounting firm issued its final determination, which resulted in a downward adjustment to the Closing Date Purchase Price of $483,625. Pursuant to the Stock Purchase Agreement, this determination by the independent accounting firm is final, binding and conclusive for all purposes of determining the purchase price. The Company recorded a liability of $519,577 at March 31, 2025 for the downward adjustment to the Closing Date Purchase Price of $483,625 plus $35,952 of interest due pursuant to the terms of the Stock Purchase Agreement. The $519,577 represents an increase in the loss on disposal of JRG Re.
The Company determined that the sale of JRG Re represented a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, the Company recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the three months ended March 31, 2024, the estimated loss on the sale was revised to $78.9 million. The loss on disposal for the three months ended March 31, 2024 of $172,000 includes the $1.5 million gain for the change in the estimated loss on sale and selling costs incurred of $1.7 million. For the three months ended March 31, 2025, the loss on disposal of $1.4 million included the $520,000 downward adjustment to the Closing Date Purchase Price plus interest and $894,000 of additional selling costs incurred by the Company related to the sale of JRG Re.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
Gross written premiums	$—	$357
Ceded written premiums	—	877
Net written premiums	—	1,234
Change in net unearned premiums	—	7,431
Net earned premiums	—	8,665
Net investment income	—	3,852
Net realized and unrealized losses on investments	—	(2,243)
Total revenues	—	10,274
Expenses:
Losses and loss adjustment expenses	—	13,438
Other operating expenses	—	4,126
Interest expense	—	643
Total expenses	—	18,207
Loss from discontinued operations	—	(7,933)
Loss on disposal of discontinued operations	(1,414)	(172)
Total loss from discontinued operations	(1,414)	(8,105)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)

Net cash used in operating activities of discontinued operations	$—	$(24,411)
Net cash provided by investing activities of discontinued operations	—	58,385
Net cash provided by discontinued operations	$—	$33,974
Interest paid by discontinued operations	$—	$745

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2025
Fixed maturity securities:
State and municipal	$224,185	$699	$(23,883)	$201,001
Residential mortgage-backed	379,128	751	(19,650)	360,229
Corporate	543,057	2,679	(24,367)	521,369
Commercial mortgage and asset-backed	164,442	110	(6,579)	157,973
U.S. Treasury securities and obligations guaranteed by the U.S. government	19,290	6	(241)	19,055
Total fixed maturity securities, available-for-sale	$1,330,102	$4,245	$(74,720)	$1,259,627
December 31, 2024
Fixed maturity securities:
State and municipal	$223,009	$598	$(27,043)	$196,564
Residential mortgage-backed	352,064	32	(25,869)	326,227
Corporate	503,610	1,358	(29,483)	475,485
Commercial mortgage and asset-backed	178,238	112	(7,892)	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	2	(419)	20,999
Total fixed maturity securities, available-for-sale	$1,278,337	$2,102	$(90,706)	$1,189,733
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at March 31, 2025 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$25,426	$25,214
After one year through five years	364,219	358,245
After five years through ten years	250,036	231,251
After ten years	146,851	126,715
Residential mortgage-backed	379,128	360,229
Commercial mortgage and asset-backed	164,442	157,973
Total	$1,330,102	$1,259,627

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
March 31, 2025
Fixed maturity securities:
State and municipal	$29,844	$(615)	$152,003	$(23,268)	$181,847	$(23,883)
Residential mortgage-backed	148,773	(2,530)	140,732	(17,120)	289,505	(19,650)
Corporate	107,601	(2,706)	221,095	(21,661)	328,696	(24,367)
Commercial mortgage and asset-backed	32,772	(68)	98,840	(6,511)	131,612	(6,579)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,377	(39)	8,479	(202)	15,856	(241)
Total fixed maturity securities, available-for-sale	$326,367	$(5,958)	$621,149	$(68,762)	$947,516	$(74,720)
December 31, 2024
Fixed maturity securities:
State and municipal	$35,979	$(1,087)	$146,547	$(25,956)	$182,526	$(27,043)
Residential mortgage-backed	179,807	(5,285)	140,559	(20,584)	320,366	(25,869)
Corporate	149,149	(4,281)	220,743	(25,202)	369,892	(29,483)
Commercial mortgage and asset-backed	17,991	(65)	101,525	(7,827)	119,516	(7,892)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,653	(115)	12,412	(304)	20,065	(419)
Total fixed maturity securities, available-for-sale	$390,579	$(10,833)	$621,786	$(79,873)	$1,012,365	$(90,706)

At March 31, 2025, the Company held fixed maturity securities of 420 issuers that were in an unrealized loss position with a total fair value of $947.5 million and gross unrealized losses of $74.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At March 31, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2025, December 31, 2024, or March 31, 2024. For securities in an unrealized loss position at March 31, 2025, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
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
At March 31, 2025, the Company's bank loan portfolio had an aggregate fair value of $144.0 million and unpaid principal of $151.1 million. Investment income on bank loan participations included in net investment income was $3.2 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. Net realized and unrealized losses on bank loan participations were $2.3 million and $281,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, management concluded that the unrealized losses of one bank loan issuer was due to a credit-related impairment. For the three months ended March 31, 2024, management concluded that $530,000 of the net realized and unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at March 31, 2025 or December 31, 2024.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturity securities:
Gross realized gains	$32	$—
Gross realized losses	(7)	(311)
	25	(311)
Bank loan participations:
Gross realized gains	92	308
Gross realized losses	(1,766)	(948)
Changes in fair values of bank loan participations	(640)	359
	(2,314)	(281)
Equity securities:
Gross realized gains	210	1,124
Gross realized losses	—	(177)
Changes in fair values of equity securities	708	4,228
	918	5,175
Short-term investments and other:
Gross realized gains	1	—
Gross realized losses	(1)	—
Changes in fair values of short-term investments and other	—	—
	—	—
Total	$(1,371)	$4,583

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

	Carrying Value		Investment Income
	March 31,	December 31,	Three Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,643	$7,690	$—	$(286)
Corporate & Other	—	—	—	—
	7,643	7,690	—	(286)
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	—	—	61
Corporate & Other	—	—	—	77
	—	—	—	138
Limited partnerships (c)
Excess and Surplus Lines	16,231	14,644	9	(115)
Corporate & Other	464	464	—	—
	16,695	15,108	9	(115)
Private Debt (d)
Excess and Surplus Lines	28,430	13,902	191	118
Corporate & Other	—	—	—	—
	28,430	13,902	191	118
Total other invested assets
Excess and Surplus Lines	52,304	36,236	200	(222)
Corporate & Other	464	464	—	77
	$52,768	$36,700	$200	$(145)

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 3.6% to 5.0% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. The Company received cash distributions from these investments totaling $48,000 and $14,000 in the three months ended March 31, 2025 and 2024, respectively.
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
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At March 31, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.0 million in the limited partnerships.
(d)The Company's Excess and Surplus Lines segment has invested in four notes receivable for structured private specialty credit. Interest on the notes, which mature in 2031, is fixed at 4.25% and 5.25%. Interest on the notes, which mature in 2035, is fixed at 6.50% and 8.00%. At March 31, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.6 million in these notes.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at March 31, 2025 and December 31, 2024.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		March 31, 2025		December 31, 2024
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	7,916	11,611	7,825
Identifiable intangible assets subject to amortization		11,611	7,916	11,611	7,825
		$40,275	$7,916	$40,275	$7,825

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Net income from continuing operations	$10,988	$23,508
Less: Dividends on Series A preferred shares	(1,969)	(2,625)
Income from continuing operations available to common shareholders	$9,019	$20,883
Loss from discontinued operations	(1,414)	(8,105)
Net income available to common shareholders	$7,605	$12,778

Weighted average common shares outstanding:
Basic	45,803,501	37,733,710
Dilutive potential common shares	13,855,574	6,905,259
Diluted	59,659,075	44,638,969

Net income (loss) per common share:
Basic
Continuing operations	$0.20	$0.55
Discontinued operations	$(0.03)	$(0.21)
	$0.17	$0.34
Diluted
Continuing operations	$0.18	$0.53
Discontinued operations	$(0.02)	$(0.18)
	$0.16	$0.35
For the three months ended March 31, 2025 and 2024, all potential common shares were dilutive and included in the calculation of diluted earnings per common share. The Company amended the Series A Preferred Shares on November 11, 2024, which, among other things, reduced the voluntary conversion price (see Note 13). The lower conversion price results in a higher number of potential common shares under an assumed conversion when the Series A Preferred Shares are determined to be dilutive in the earnings per share calculation. In applying the if-converted method in the calculation of diluted earnings per share from continuing operations when the Series A Preferred Shares are dilutive, the dividends on the Series A Preferred Shares are added back to income from continuing operations available to common shareholders in the numerator of the calculation and the additional common shares from an assumed conversion of the Series A Preferred Shares are added in the denominator of the calculation.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.5 million at March 31, 2025, $1.2 million at December 31, 2024, and $660,000 at March 31, 2024 and December 31, 2023.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,086,278	$1,246,973
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	101,584	114,449
Prior years - retroactive reinsurance	(1,928)	(4,002)
Prior years - excluding retroactive reinsurance	(131)	(398)
Total incurred losses and loss and adjustment expenses	99,525	110,049
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	1,731	2,094
Prior years	90,239	75,544
Total loss and loss adjustment expense payments	91,970	77,638
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	(1,928)	(4,002)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,095,761	1,283,386
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,985,779	1,378,523
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,081,540	$2,661,909

The Company experienced $131,000 of net favorable reserve development in the three months ended March 31, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $10,000 of net favorable development in the Excess and Surplus Lines segment and $121,000 of net favorable development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $459.4 million and $459.3 million as of March 31, 2025 and December 31, 2024, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at March 31, 2025.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited ("Enstar"), through its subsidiary Cavello Bay Reinsurance Limited, entered into an adverse development cover agreement with James River ("E&S Top Up ADC"), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at March 31, 2025.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$9,222	$20,733
Adverse prior year development ceded on subject business	144	477
Retroactive reinsurance benefits under the recovery method	(2,072)	(4,479)
Deferred retroactive reinsurance gain at end of period	$7,294	$16,731

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—
Adverse prior year development ceded on subject business	—	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$48,748	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$57,970	$20,733
Adverse prior year development ceded on subject business	144	477
Retroactive reinsurance benefits under the recovery method	(2,072)	(4,479)
Deferred retroactive reinsurance gain at end of period	$56,042	$16,731
7.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$18,154	$(10,150)
U.S. income taxes	(3,812)	2,131
Unrealized gains (losses) arising during the period, net of U.S. income taxes	14,342	(8,019)
Less reclassification adjustment:
Net realized investment gains (losses)	25	(311)
U.S. income taxes	(5)	65
Reclassification adjustment for investment losses realized in net income	20	(246)
Other comprehensive income (loss)	$14,322	$(7,773)
In addition to the $25,000 of net realized investment gains and $311,000 of net realized investment losses on available-for-sale fixed maturities for the three months ended March 31, 2025 and 2024, respectively, the Company also recognized net realized and unrealized investment losses in the respective periods of $2.3 million and $281,000 on its investments in bank loan participations and net realized and unrealized investment gains of $918,000 and $5.2 million on its investments in equity securities.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

8.       Contingent Liabilities
Legal Proceedings

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
On March 11, 2024, the Company filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming Intermediate Holdings LLC (“Fleming”), a Cayman Islands limited liability company, relating to the Stock Purchase Agreement, dated as of November 8, 2023 (the “Stock Purchase Agreement”), pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral argument on the motion to dismiss.
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
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At March 31, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $66.1 million and Aleka's obligations under the Commercial Auto LPT was $30.6 million. At March 31, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $29.2 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At March 31, 2025, the balance in the Loss Fund Trust was $29.0 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
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
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Condensed Consolidated Statements of Income and Comprehensive Income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company and various other corporate expenses. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, amongst other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment consist of net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended March 31, 2025
Gross written premiums	$213,243	$81,118	$—	$294,361
Net earned premiums	137,028	14,874	—	151,902
Fee income	—	832	—	832
Losses and loss adjustment expenses	86,876	12,649	—	99,525
Less: losses and loss adjustment expense - retroactive reinsurance	(1,928)	—	—	(1,928)
Losses and loss adjustment expenses excluding retroactive reinsurance	88,804	12,649	—	101,453
Other operating expenses:
Net commissions	15,001	(2,852)	—	12,149
Employee compensation	16,400	2,811	8,449	27,660
All other operating expenses	5,165	3,404	2,182	10,751
	36,566	3,363	10,631	50,560
Underwriting profit (loss)	11,658	(306)	(10,631)	721
Segment revenues	151,536	20,097	656	172,289
Net investment income	15,218	4,317	473	20,008
Interest expense	—	—	5,541	5,541
Segment goodwill	181,831	—	—	181,831
Segment assets	3,523,455	1,359,670	65,890	4,949,015

As of and for the Three Months Ended March 31, 2024
Gross written premiums	$213,691	$117,119	$—	$330,810
Net earned premiums	145,623	26,068	—	171,691
Fee income	—	1,310	—	1,310
Losses and loss adjustment expenses	89,603	20,446	—	110,049
Less: losses and loss adjustment expense - retroactive reinsurance	(4,002)	—	—	(4,002)
Losses and loss adjustment expenses excluding retroactive reinsurance	93,605	20,446	—	114,051
Other operating expenses:
Net commissions	14,245	(2,180)	—	12,065
Employee compensation	15,493	3,454	7,851	26,798
All other operating expenses	3,789	4,872	3,286	11,947
	33,527	6,146	11,137	50,810
Underwriting profit (loss)	18,491	786	(11,137)	8,140
Segment revenues	168,921	31,536	670	201,127
Net investment income	18,426	3,986	220	22,632
Interest expense	—	—	6,485	6,485
Segment goodwill	181,831	—	—	181,831
Segment assets	3,090,041	1,385,563	43,145	4,518,749

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Underwriting profit of the operating segments:
Excess and Surplus Lines	$11,658	$18,491
Specialty Admitted Insurance	(306)	786
Total underwriting profit of operating segments	11,352	19,277
Other operating expenses of the Corporate and Other segment	(10,631)	(11,137)
Underwriting profit	721	8,140
Losses and loss adjustment expenses – retroactive reinsurance	1,928	4,002
Net investment income	20,008	22,632
Net realized and unrealized (losses) gains on investments	(1,371)	4,583
Other income and expenses	355	179
Interest expense	(5,541)	(6,485)
Amortization of intangible assets	(91)	(91)
Income from continuing operations before income taxes	$16,009	$32,960
10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amortization of policy acquisition costs	$17,540	$18,040
Other underwriting expenses of the operating segments	22,389	21,633
Other operating expenses of the Corporate and Other segment	10,631	11,137
Total	$50,560	$50,810
Other expenses of $563,000 and $732,000 for the three months ended March 31, 2025 and 2024, respectively, primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On January 27, 2025, the Company borrowed $25.0 million on the unsecured revolver of the Company’s $257.5 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The proceeds were contributed to our regulated insurance entities. At March 31, 2025, the 2013 Facility is comprised of the following:
•    A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. At March 31, 2025, the Company had a drawn balance of $210.8 million outstanding on the unsecured revolver.
•    A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At March 31, 2025, the Company had $1.3 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2025.

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
The fair values of fixed maturity securities, equity securities, and bank loan participations have been determined using fair value prices provided by the Company’s investment accounting services provider or investment managers, who utilize internationally recognized independent pricing services. The prices provided by the independent pricing services are generally based on observable market data in active markets (e.g. broker quotes and prices observed for comparable securities). Values for U.S. Treasury and publicly-traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values for all other fixed maturity securities (including state and municipal securities and obligations of U.S. government corporations and agencies) and bank loan participations generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since December 31, 2023.
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
Assets measured at fair value on a recurring basis as of March 31, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$201,001	$—	$201,001
Residential mortgage-backed	—	360,229	—	360,229
Corporate	—	521,369	—	521,369
Commercial mortgage and asset-backed	—	157,973	—	157,973
U.S. Treasury securities and obligations guaranteed by the U.S. government	19,055	—	—	19,055
Total fixed maturity securities, available-for-sale	$19,055	$1,240,572	$—	$1,259,627
Equity securities:
Preferred stock	—	72,269	—	72,269
Common stock	12,906	2,569	2	15,477
Total equity securities	$12,906	$74,838	$2	$87,746
Bank loan participations	$—	$144,014	$—	$144,014
Short-term investments	$—	$79,091	$—	$79,091

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis as of December 31, 2024 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$196,564	$—	$196,564
Residential mortgage-backed	—	326,227	—	326,227
Corporate	—	475,485	—	475,485
Commercial mortgage and asset-backed	—	170,458	—	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	20,999	—	—	20,999
Total fixed maturity securities, available-for-sale	$20,999	$1,168,734	$—	$1,189,733
Equity securities:
Preferred stock	—	71,245	—	71,245
Common stock	12,693	2,536	5	15,234
Total equity securities	$12,693	$73,781	$5	$86,479
Bank loan participations	$—	$142,410	$—	$142,410
Short-term investments	$—	$97,074	$—	$97,074

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$5	$11
Transfers out of Level 3	—	—
Transfers in to Level 3	—	—
Purchases	—	—
Sales	—	—
Maturities, calls and paydowns	—	—
Amortization of discount	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(3)	6
Included in other comprehensive income	—	—
Ending balance	$2	$17

The Company held one equity security at December 31, 2024 and March 31, 2025 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $2,000 at March 31, 2025 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 or 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At March 31, 2025 and December 31, 2024, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,259,627	$1,259,627	$1,189,733	$1,189,733
Equity securities	87,746	87,746	86,479	86,479
Bank loan participations	144,014	144,014	142,410	142,410
Cash and cash equivalents	279,427	279,427	362,345	362,345
Restricted cash equivalents	29,012	29,012	28,705	28,705
Short-term investments	79,091	79,091	97,074	97,074
Other invested assets – notes receivable	28,430	28,692	13,902	12,877
Liabilities
Senior debt	225,800	226,366	200,800	201,787
Junior subordinated debt	104,055	121,480	104,055	121,766

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at March 31, 2025 and December 31, 2024 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at March 31, 2025 and December 31, 2024, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at March 31, 2025 and December 31, 2024.
The fair values of senior debt, junior subordinated debt, and investments in notes receivable, classified in other invested assets, at March 31, 2025 and December 31, 2024 were determined using inputs to the valuation methodology that are unobservable (Level 3).

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
Holders of the Series A Preferred Shares are entitled to a dividend at the initial rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. Prior to the amendment on November 11, 2024 (as discussed below), on the five-year anniversary of the Series A Closing Date, and each five-year anniversary thereafter, the dividend rate would reset to a rate equal to the five-year U.S. treasury rate plus 5.2%. Dividends accrue and are payable quarterly. Cash dividends of $2.6 million for the fourth quarter of 2023 and $2.6 million for the first quarter of 2024 were paid on January 2, 2024 and April 1, 2024, respectively.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at an initial conversion price of $26.5950, making the Series A Preferred Shares initially convertible into 5,640,158 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels, as well as certain adjustments in case of net adverse reserve developments in excess of a threshold over a period of time. The measurement period for the adverse reserve development anti-dilution adjustment commenced with the quarter beginning January 1, 2022 and ends with the quarter ending December 31, 2025. Prior to the amendment on November 11, 2024 (disclosed below), net adverse reserve development exceeded the threshold. If net adverse reserve development exceeded the threshold at the conclusion of the measurement period (or upon a mandatory or optional conversion, if earlier), the conversion price would have been adjusted pursuant to the Certificate of Designations, subject to a floor conversion price of $21.902, and the adjusted conversion price would become effective after the filing of the Company's financial statements for the period ending December 31, 2025 (or immediately after the close of business on the date of the public filing of the Company's financial statements for the most recent quarterly period preceding a mandatory or optional conversion, if earlier). None of the other triggers that would result in additional adjustments to the conversion price had been met prior to the amendment on November 11, 2024.
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
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares were classified as mezzanine equity in the Company's condensed consolidated balance sheets and recognized at their fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $5.1 million, resulting in an initial carrying value of $144.9 million prior to the amendment on November 11, 2024.
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
The Company accounted for the amendment as an extinguishment of the pre-amendment Series A Preferred Shares due to the significance of quantitative and qualitative changes to the shares. The Company estimated the fair value of the new Series A Preferred Shares to be $133.1 million on the date of issuance and classified the new Series A Preferred Shares as mezzanine equity. The redemption feature, which could require the Company to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, was not impacted by the amendment. In the fourth quarter of 2024, the Company recorded a deemed dividend of $25.7 million within retained deficit for the difference between the $144.9 million carrying value of the extinguished pre-amendment Series A preferred shares and the combined $133.1 million estimated fair value of the new Series A Preferred Shares and $37.5 million of new common shares issued through conversion of Series A Preferred Shares in the amendment.
The new Series A Preferred Shares were valued at the time of the amendment using a lattice method commonly applied to value preferred shares. The new Series A Preferred Shares are classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs.
The conversion price continues to be subject to customary anti-dilution adjustments following the amendment, including cash dividends on the common shares above specified levels. None of the triggers that would result in additional adjustments to the conversion price have been met at March 31, 2025.
Cash dividends of $2.0 million were paid on the Series A Preferred Shares in the three months ended March 31, 2025.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,892,706 at March 31, 2025, reflecting 248,388 common shares issued in the three months ended March 31, 2025 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first three months of 2025 and 2024:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412

2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410
Included in the total dividends for the three months ended March 31, 2025 and 2024 are $18,000 and $49,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $129,000 at March 31, 2025 and $252,000 at December 31, 2024.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. At March 31, 2025, the maximum number of shares available for issuance under the 2014 LTIP was 5,507,650 and 476,100 shares were available for grant.
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
Each PRSU represents a contingent right to receive one Company common share based upon the level of achievement of certain performance metrics during the performance period, with payout for achievement of threshold, target and maximum performance levels to be set at 50%, 100% and 200% of the target number of PRSUs, respectively. The PRSUs awarded in the first quarter of 2023 have a performance period of January 1, 2023 through December 31, 2025. The PRSUs awarded in the first quarter of 2024 have a performance period of January 1, 2024 through December 31, 2026. The PRSUs awarded in the first quarter of 2025 have a performance period of January 1, 2025 through December 31, 2027.
Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At March 31, 2025, the maximum number of shares available for issuance under the 2014 Director Plan was 250,000 and 50,410 shares were available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,321,733	$3.68	498,698	$9.80
Vested	(358,399)	$17.96	(264,088)	$25.18
Forfeited	—	$—	—	$—
Unvested, end of period	1,848,507	$6.48	985,864	$16.11
Outstanding RSUs granted to employees generally vest ratably over a three year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The holders of RSUs are entitled to dividend equivalents. The dividend equivalents are settled in cash at the same time that the underlying RSUs vest and are subject to the same risk of forfeiture as the underlying shares. The fair value of the RSUs granted is generally based on the market price of the underlying shares at the date of grant. The RSUs granted in 2025 and 2024 include 620,108 and 231,492 PRSU awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest.
Options
At December 31, 2023, the Company had 74,390 options outstanding with an average weighted exercise price of $42.17. The options lapsed in the three months ended March 31, 2024, after which, there have been no options outstanding.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Share based compensation expense	$2,660	$2,675
U.S. tax benefit on share based compensation expense	516	498
At March 31, 2025, the Company had $8.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
15.    Subsequent Events
On April 11, 2025, the Company entered into an investment agreement with Sixth Street, of which Enstar is expected to become an affiliate following the close of the previously announced acquisition of Enstar by Sixth Street. Pursuant to the agreement, the Company's Excess and Surplus Lines segment will invest $75.0 million primarily in collateralized investment grade notes receivable for structured private specialty credit.
On April 18, 2025, the independent accounting firm appointed by the Company and Fleming to resolve the $54.1 million in aggregate downward adjustments to the cash portion of the Closing Date Purchase Price claimed by Fleming and disputed by the Company made its final determination, which resulted in a downward adjustment to the Closing Date Purchase Price of $483,625. See Note 2 for additional disclosure. On April 29, 2025, the Company paid $522,789 to Fleming comprised of the downward adjustment to the Closing Date Purchase Price and interest due pursuant to the terms of the Stock Purchase Agreement.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On April 24, 2025, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on June 30, 2025 to shareholders of record on June 9, 2025.
On April 24, 2025, the Board of Directors declared a dividend of up to $2.0 million on the Series A Preferred Shares. The dividend will be payable in cash on June 30, 2025 to shareholders of record on June 15, 2025.
On May 5, 2025, the Company announced its plans for Todd Sutherland, current Senior Vice President of the Management Liability division within the Company’s Excess and Surplus Lines (“E&S”) segment, to succeed Richard Schmitzer as President of the E&S segment effective May 6, 2025. Mr. Schmitzer announced that he will step down as Chief Executive Officer of the E&S segment effective July 31, 2025, a position he has held since 2010, and retire during the fourth quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our Business
James River Group Holdings, Ltd. (“JRG Holdings”) is a Bermuda-based holding company. We own and operate a group of five insurance companies with the objective of generating compelling returns on tangible equity while limiting underwriting and investment volatility. We seek to accomplish this by earning profits from insurance underwriting and generating meaningful investment returns, while managing our capital to meet our risk management, regulatory and rating agency requirements.
We report our continuing operations in three reportable segments:
•The Excess and Surplus Lines segment offers commercial excess and surplus lines liability and property insurance in every U.S. state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands through James River Insurance Company and its wholly-owned subsidiary, James River Casualty Company;
•The Specialty Admitted Insurance segment focuses on niche classes within the standard insurance markets with a primary focus on fronting business, where we retain a minority share of the risk and earn fee income by allowing other carriers and producers to use our licensure, ratings, expertise and infrastructure. Through Falls Lake National and its subsidiaries, this segment has admitted licenses and the authority to write excess and surplus lines insurance in 50 states and the District of Columbia and distributes through a variety of sources, including program administrators and managing general agents;
•The Corporate and Other segment consists of the management, technology, and treasury activities of our holding companies, interest expense associated with our debt, and expenses of our holding companies, including public company expenses and long-term incentive compensation (including share-based compensation) for the group.
Our discontinued operations include JRG Reinsurance Company Ltd. (“JRG Re”), which comprised the remaining operations of the former Casualty Reinsurance segment, and which, prior to the suspension of its underwriting activities in 2023, provided proportional and working layer casualty reinsurance to third parties. On November 8, 2023, the Company entered into a definitive agreement to sell JRG Re. The sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets. The Company has no continued involvement with JRG Re following the sale.
All of the Company’s U.S.-domiciled insurance subsidiaries are party to an intercompany reinsurance “pooling” agreement that distributes the net underwriting results among the group companies based on their approximate pro-rata level of statutory capital and surplus to the total Company statutory capital and surplus. We report all segment information in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ prior to the effects of intercompany reinsurance, consistent with the manner in which we evaluate the operating performance of our reportable segments.
The A.M. Best Company financial strength rating for our U.S. insurance subsidiaries is “A-” (Excellent).
Key Metrics
We discuss certain key metrics, described below, which we believe provide useful information about our business and the operational factors underlying our financial performance.
Underwriting profit is a non-GAAP measure commonly used in the property and casualty insurance industry to evaluate underwriting performance. We believe that the disclosure of underwriting profit by individual segment and of the Company as a whole is useful to investors, analysts, rating agencies and other users of our financial information in evaluating our performance because our objective is to consistently earn underwriting profits. We evaluate the performance of our segments and allocate resources based primarily on the potential for underwriting profit. We define underwriting profit as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) less losses and loss adjustment expenses on business from continuing operations not subject to retroactive reinsurance accounting and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Our definition of underwriting profit may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of underwriting profit to income from continuing operations before taxes and for additional information.
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
Tangible common equity is defined as shareholders' equity plus the unrecognized deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. We believe tangible common equity is a good measure to evaluate the strength of our balance sheet and to compare returns relative to this measure. Key financial measures that we use to assess our longer term financial performance include the percentage growth in our tangible common equity per share and our return on tangible common equity. Tangible common equity is a non-GAAP measure and should not be viewed as a substitute for shareholders’ equity calculated in accordance with GAAP. Our definition of tangible common equity may not be comparable to that of other companies. See “Reconciliation of Non-GAAP Measures” for a reconciliation of shareholders' equity to tangible common equity.
Adjusted net operating return on tangible common equity is defined as annualized adjusted net operating income expressed as a percentage of the average quarterly tangible common equity balances in the respective period.
Tangible common equity per share represents tangible common equity divided by the total common shares outstanding.
Net retention is defined as the ratio of net written premiums to gross written premiums.

Gross investment yield is annualized investment income before any deductions for fees and expenses, expressed as a percentage of the average beginning and ending carrying values of those investments during the period.
Unless specified otherwise, all references to our defined metrics above in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are for our business from continuing operations that is not subject to retroactive reinsurance accounting. Management believes that the lack of economic impact of retroactive reinsurance accounting makes the presentation of our key metrics on business not subject to retroactive reinsurance accounting helpful to the users of our financial information. See “Underwriting Performance Ratios” and “Reconciliation of Non-GAAP Measures.”
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
The most critical accounting policies involve significant estimates and include those used in determining the reserve for losses and loss adjustment expenses and investment valuation and impairment. For a detailed discussion of each of these policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to any of these policies during the current year.
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
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at March 31, 2025.
Enstar Strategic Relationship
The Company commenced a multi-pronged strategic relationship with Enstar Group Limited (“Enstar”). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, which shares are in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River (the “E&S Top Up ADC”). Pursuant to the E&S Top Up ADC, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. Enstar’s purchase of common shares and the E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the E&S Top Up ADC upon closing.
Series A Preferred Share Amendment
On November 11, 2024, the Company amended the Certificate of Designations setting forth the terms of the Series A Preferred Shares held by GPC Partners to, among other things, (i) convert $37.5 million of the outstanding Series A Preferred Shares to common stock at a per share price of $6.40 (the “Minimum Price”), (ii) increase the voluntary conversion price from 127.5% to 130% of the Minimum Price, (iii) increase the mandatory conversion price from 130% to 200% of the voluntary conversion price, (iv) delay the first date on which the dividend rate re-sets from March 1, 2027 to October 1, 2029, (v) cap the dividend rate at 8%, (vi) eliminate the adverse development anti-dilution adjustment provision, and (vii) limit transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance below A- (Excellent), 19.9% of the voting equity.
Sale of JRG Re
On November 8, 2023, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fleming Intermediate Holdings LLC, a Cayman Islands limited liability company (“Fleming”). Pursuant to the Stock Purchase Agreement, and on the terms and subject to the conditions therein, Fleming agreed to purchase from the Company all of the common shares of JRG Re. JRG Re comprised the remaining operations of the former Casualty Reinsurance segment, and the sale of JRG Re, which closed on April 16, 2024, resulted in the Company’s disposition of its casualty reinsurance business and related assets.
Pursuant to the terms of the Stock Purchase Agreement, the aggregate consideration received by the Company, after giving effect to estimated adjustments based on changes in JRG Re’s adjusted net worth between March 31, 2023 and the closing, totaled approximately $291.4 million (the “Closing Date Purchase Price”). The aggregate Closing Date Purchase Price was comprised of (i) $152.4 million paid in cash by Fleming and (ii) an aggregate $139.0 million dividend and distribution from contributed surplus by JRG Re to the Company. In accordance with the Stock Purchase Agreement, the cash portion of the purchase price was calculated based on an estimated balance sheet of JRG Re as of the date of closing. The estimated balance sheet was subject to final post-closing adjustments, which resulted in the downward adjustment to the cash portion of the Closing Date Purchase Price discussed below.
As required by the Stock Purchase Agreement, Fleming delivered a closing statement to the Company, and pursuant to the procedures in the Stock Purchase Agreement, the Company gave its notice of disagreement with Fleming’s closing statement following review. In its notice of disagreement, the Company (i) agreed with an $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was paid to Fleming on October 18, 2024, and (ii) disputed $54.1 million in aggregate downward adjustments to the Closing Date Purchase Price claimed by Fleming, which the Company believed were unsupported by the facts known to the Company and the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the parties appointed an independent accounting firm to resolve the disputed items in Fleming's closing statement. On April 18, 2025, the independent accounting firm issued its final determination, which resulted in a downward adjustment to the Closing Date Purchase Price of $483,625. The Company recorded a liability of $519,577 at March 31, 2025 for the downward adjustment to the Closing Date Purchase Price of $483,625 plus $35,952 of interest due pursuant to the terms of the Stock Purchase Agreement. The $519,577 represents an increase in the loss on disposal of JRG Re.
The Company determined that the sale of JRG Re represented a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. In the fourth quarter of 2023, after giving effect to the pre-closing dividend, we recorded an estimated loss on sale of $80.4 million to write down the carrying value of JRG Re to its estimated fair value based upon the estimated sales price of the transaction less costs to sell and other adjustments in accordance with the Stock Purchase Agreement. In the three months ended March 31, 2024, the estimated loss on the sale was revised to $78.9 million. The loss on disposal for the three months ended March 31, 2024 of $172,000 includes the $1.5 million gain for the change in the estimated loss on sale and selling costs incurred of $1.7 million. For the three months ended March 31, 2025, the loss on disposal of $1.4 million included the $520,000 downward adjustment to the Closing Date Purchase Price plus interest and $894,000 of additional selling costs incurred by the Company related to the sale of JRG Re.

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums	$294,361	$330,810	(11.0)%
Net retention	43.5%	41.8%
Net written premiums	$127,956	$138,172	(7.4)%
Net earned premiums	$151,902	$171,691	(11.5)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(101,453)	(114,051)	(11.0)%
Other operating expenses	(49,728)	(49,500)	0.5%
Underwriting profit (1), (2)	721	8,140	(91.1)%
Losses and loss adjustment expenses - retroactive reinsurance	1,928	4,002	(51.8)%
Net investment income	20,008	22,632	(11.6)%
Net realized and unrealized (losses) gains on investments	(1,371)	4,583	—
Other income and expense	355	179	98.3%
Interest expense	(5,541)	(6,485)	(14.6)%
Amortization of intangible assets	(91)	(91)	—
Income from continuing operations before taxes	16,009	32,960	(51.4)%
Income tax expense on continuing operations	5,021	9,452	(46.9)%
Net income from continuing operations	10,988	23,508	(53.3)%
Net loss from discontinued operations	(1,414)	(8,105)	(82.6)%
Net income	9,574	15,403	(37.8)%
Dividends on Series A Preferred Shares	(1,969)	(2,625)	(25.0)%
Net income available to common shareholders	$7,605	$12,778	(40.5)%
Adjusted net operating income (1)	$9,102	$14,832	(38.6)%
Ratios:
Loss ratio	66.8%	66.4%
Expense ratio	32.7%	28.9%
Combined ratio	99.5%	95.3%
Accident year loss ratio	65.5%	66.7%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three months ended March 31, 2025 and 2024 is gross fee income of $4.3 million, and $5.3 million, respectively.
Three Months Ended March 31, 2025 and 2024
The Company produced net income from continuing operations of $11.0 million for the three months ended March 31, 2025 compared to $23.5 million for the three months ended March 31, 2024. Adjusted net operating income was $9.1 million and $14.8 million in the respective periods.
Underwriting profits were $721,000 and $8.1 million (combined ratios of 99.5% and 95.3%) for the three months ended March 31, 2025 and 2024, respectively. Underwriting results for the three months ended March 31, 2025 include $3.1 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The premium adjustments reduced net written and net earned premiums, and underwriting profit in the current quarter and resulted in a 2.0 percentage point increase in our combined ratio.
Our loss ratios for the three month periods were comparable. The current year ratio was elevated 1.4 points by premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The impact of the premium adjustments was largely offset by a lower current accident year loss ratio and segment mix with the Excess and

Surplus Lines segment representing 90.2% of consolidated net earned premiums in the three months ended March 31, 2025 compared to 84.8% in the three months ended March 31, 2024. Net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) was negligible in both periods at $131,000 or 0.1 points favorable in the three months ended March 31, 2025 compared to $398,000 or 0.2 points favorable in the three months ended March 31, 2024.
Our expense ratio increased from 28.9% in the prior year to 32.7% in the current year primarily reflecting a higher current year expense ratio for the Excess and Surplus Lines segment driven by lower net earned premium, including the impact of $3.1 million of premium adjustments associated with prior years reinstatement premium, and higher compensation expenses. The higher expense ratio for the Excess and Surplus Lines segment was partially offset by a lower current year expense ratio for the Specialty Admitted Insurance segment and lower current year expenses for the Corporate and Other segment. The $3.1 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment represented a 0.6 percentage point increase in the consolidated expense ratio for the current year quarter.
Investment income declined by $2.6 million or 11.6% in the three months ended March 31, 2025 compared to the same period in the prior year driven by lower invested assets following the funding of strategic initiatives during the last half of 2024 including the reinsurance premium paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. Net realized and unrealized losses on investments of $1.4 million for the three months ended March 31, 2025 include $2.3 million of net realized and unrealized losses on bank loan participations, partially offset by $918,000 of net realized and unrealized gains on equity securities. Net realized and unrealized gains of $4.6 million for the three months ended March 31, 2024 were largely due to favorable mark-to-market adjustments on equity securities of $4.2 million and bank loan participations of $359,000 (see Investing Results below).
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations in the prior year period includes the operating results of JRG Re which were a loss of $7.9 million for the three months ended March 31, 2024. The prior year loss from discontinued operations primarily reflects net adverse development of $7.1 million on treaties not subject to the Casualty Re loss portfolio transfer. The loss on disposal, also included in discontinued operations above, was $1.4 million and $172,000 in the three months ended March 31, 2025 and 2024, respectively.
Adjusted net operating results declined from the prior year reflecting the lower underwriting results and lower investment income. Growth in tangible common equity of 7.1% was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income. Our 11.5% adjusted net operating return on tangible common equity for the three months ended March 31, 2025 compares to a 17.4% return for the three months ended March 31, 2024.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $459.4 million and $459.3 million as of March 31, 2025 and December 31, 2024, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. The Company has $41.2 million of aggregate limit remaining on the E&S ADC at March 31, 2025.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited ("Enstar"), through its subsidiary Cavello Bay Reinsurance Limited, entered into an adverse development cover agreement with James River ("E&S Top Up ADC"), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at March 31, 2025.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in our results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract and losses are within the limit (if any). The impact of retroactive reinsurance accounting is not indicative of our current and ongoing operations.

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$9,222	$20,733
Adverse prior year development ceded on subject business	144	477
Retroactive reinsurance benefits under the recovery method	(2,072)	(4,479)
Deferred retroactive reinsurance gain at end of period	$7,294	$16,731

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—
Adverse prior year development ceded on subject business	—	—
Retroactive reinsurance benefits under the recovery method	—	—
Deferred retroactive reinsurance gain at end of period	$48,748	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$57,970	$20,733
Adverse prior year development ceded on subject business	144	477
Retroactive reinsurance benefits under the recovery method	(2,072)	(4,479)
Deferred retroactive reinsurance gain at end of period	$56,042	$16,731
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended March 31,
	2025	2024	% Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$213,243	$213,691	(0.2)%
Specialty Admitted Insurance	81,118	117,119	(30.7)%
	$294,361	$330,810	(11.0)%
Net written premiums:
Excess and Surplus Lines	$115,079	$117,425	(2.0)%
Specialty Admitted Insurance	12,877	20,747	(37.9)%
	$127,956	$138,172	(7.4)%
Net earned premiums:
Excess and Surplus Lines	$137,028	$145,623	(5.9)%
Specialty Admitted Insurance	14,874	26,068	(42.9)%
	$151,902	$171,691	(11.5)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 72.4% of our consolidated gross written premiums from continuing operations in the three months ended March 31, 2025) were flat with the prior year period. Amid moderating rate increases and increased competition, we are being selective in certain lines of business. Submission growth for Core E&S lines (excluding commercial auto) increased 6.3% over the prior year quarter. The number of bound policies declined 1.2%, and average premium size decreased 8.4% due to our focus on writing smaller accounts and the mix of business. Renewal rates for the Excess and Surplus Lines segment were up 7.8% compared to the three months ended March 31, 2024. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended March 31,		%
	2025	2024	Change
	($ in thousands)
Excess Casualty	$70,762	$69,830	1.3%
General Casualty	43,658	43,752	(0.2)%
Manufacturers & Contractors	40,626	37,904	7.2%
Excess Property	11,591	13,569	(14.6)%
Energy	7,424	8,813	(15.8)%
Environmental	3,062	5,244	(41.6)%
All other Core E&S divisions	29,411	29,778	(1.2)%
Total Core E&S divisions	206,534	208,890	(1.1)%
Commercial Auto	6,709	4,801	39.7%
Excess and Surplus Lines gross written premium	$213,243	$213,691	(0.2)%
The components of gross written premiums for the Specialty Admitted Insurance segment (which represents 27.6% of our consolidated gross written premiums for the three months ended March 31, 2025) are as follows:

	Three Months Ended March 31,		%
	2025	2024	Change
	($ in thousands)
Fronting and program premium	80,913	115,156	(29.7)%
Individual risk workers’ compensation premium	$205	$1,963	(89.6)%
Specialty Admitted gross written premium	$81,118	$117,119	(30.7)%
Our fronting written premium decreased from the prior year driven by several non-renewals, most notably a large California workers' compensation program in run-off representing $12.3 million of the decline in segment gross written premium. Our largest fronting relationship represented $30.7 million or 37.9% of segment gross written premium for the three months ended March 31, 2025 compared to $46.7 million or 39.8% for the three months ended March 31, 2024. The Company has received notifications of non-renewal for this relationship which will result in a full run-off of the business beginning July 1, 2025. Individual risk workers' compensation premium continues to run off following the sale of the renewal rights to that business in 2023.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended March 31,
	2025	2024
Excess and Surplus Lines	54.0%	55.0%
Specialty Admitted Insurance	15.9%	17.7%
Total	43.5%	41.8%
Lower net premium retention for the Excess and Surplus Lines segment in the three months ended March 31, 2025 was primarily driven by $3.1 million of premium adjustments associated with prior years including reinstatement premium which reduced net written premiums and the net retention ratio.
The net premium retention for the Specialty Admitted Insurance segment decreased for the three months ended March 31, 2025 as fronting business, where we retain a much smaller percentage, represents a greater portion of the book following the sale of the renewal rights to the individual risk workers' compensation business in 2023. The net retention on the fronting business was 15.5% for the three months ended March 31, 2025, down from 16.7% for the three months ended March 31, 2024 due to the mix of business, including the impact of certain non-renewals, and changes in reinsurance as coverages renew.

Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended March 31,
	2025	2024
Excess and Surplus Lines	91.5%	87.3%
Specialty Admitted Insurance	102.1%	97.0%
Total	99.5%	95.3%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended March 31,		%
	2025	2024	Change
	($ in thousands)
Gross written premiums	$213,243	$213,691	(0.2)%
Net written premiums	$115,079	$117,425	(2.0)%
Net earned premiums	$137,028	$145,623	(5.9)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(88,804)	(93,605)	(5.1)%
Underwriting expenses	(36,566)	(33,527)	9.1%
Underwriting profit (1)	$11,658	$18,491	(37.0)%
Ratios:
Loss ratio	64.8%	64.3%
Expense ratio	26.7%	23.0%
Combined ratio	91.5%	87.3%
Accident year loss ratio	63.4%	64.3%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $11.7 million and $18.5 million (combined ratios of 91.5% and 87.3%) in the three months ended March 31, 2025 and 2024, respectively. The underwriting results for the three months ended March 31, 2025 were impacted by $3.1 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The impact of the premium adjustments was a 2.0 percentage point increase in the segment combined ratio for the quarter.
The loss ratio for the three months ended March 31, 2025 was slightly higher than the prior year period as a 1.4 point increase related to the prior year premium adjustments was mostly offset by a lower current accident year loss ratio. Net adverse reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) was negligible in both periods at $10,000 favorable in the three months ended March 31, 2025 compared to $40,000 adverse in the three months ended March 31, 2024.
The expense ratio increased from 23.0% in the prior year quarter to 26.7% in the current year quarter reflecting lower net earned premium, including the impact of $3.1 million of premium adjustments associated with prior years reinstatement premium and higher compensation expenses. The premium adjustments represented a 0.6 percentage point increase in the segment expense ratio for the current year quarter.

Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended March 31,		%
	2025	2024	Change
	($ in thousands)
Gross written premiums	$81,118	$117,119	(30.7)%
Net written premiums	$12,877	$20,747	(37.9)%
Net earned premiums	$14,874	$26,068	(42.9)%
Losses and loss adjustment expenses	(12,649)	(20,446)	(38.1)%
Underwriting expenses	(2,531)	(4,836)	(47.7)%
Underwriting profit (1), (2)	$(306)	$786	—
Ratios:
Loss ratio	85.0%	78.4%
Expense ratio	17.1%	18.6%
Combined ratio	102.1%	97.0%
Accident year loss ratio	85.9%	80.1%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $4.3 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Specialty Admitted Insurance segment reported an underwriting loss of $306,000 and a combined ratio of 102.1% in the three months ended March 31, 2025. This compares to an underwriting profit of $786,000 and a combined ratios of 97.0% in the prior year period. Net favorable development in our loss estimates for prior accident years was $121,000 and $438,000 (0.8 and 1.7 points) in the three months ended March 31, 2025 and 2024, respectively.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $10.6 million and $11.1 million for the three months ended March 31, 2025 and 2024, respectively.
Investing Results
Net investment income was $20.0 million and $22.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company's private investments generated income of $200,000 for the three months ended March 31, 2025 compared to losses of $145,000 for the three months ended March 31, 2024. Excluding private investments, our net investment income for the three months ended March 31, 2025 decreased 13.0% from the prior year period, principally due to lower invested assets following the funding of strategic initiatives during the last half of 2024 including the reinsurance premium paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. The average duration of our portfolio excluding restricted cash equivalents was 3.5 years at March 31, 2025.

Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Fixed maturity securities	$12,232	$12,865
Bank loan participations	3,195	4,456
Equity securities	1,259	1,914
Other invested assets	200	(145)
Cash, cash equivalents, restricted cash equivalents and short-term investments	4,072	4,440
Gross investment income	20,958	23,530
Investment expense	(950)	(898)
Net investment income	$20,008	$22,632
The following table summarizes our annualized gross investment yields:

	Three Months Ended March 31,
	2025	2024

Cash and invested assets	4.3%	4.6%
Fixed maturity securities	4.5%	4.6%
Of our total cash and invested assets of $1,902.7 million at March 31, 2025 (excluding restricted cash equivalents), $279.4 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,259.6 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $144.0 million of bank loan participations, $87.7 million of equity securities, $79.1 million of short-term investments, and $52.8 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At March 31, 2025 and December 31, 2024, the fair market value of these securities was $144.0 million and $142.4 million, respectively.
For the three months ended March 31, 2025, the Company recognized net realized and unrealized investment losses of $1.4 million, including $640,000 of net unrealized losses on bank loan participations, $708,000 of net unrealized gains for the change in the fair value of equity securities, $1.7 million of net realized investment losses on the sale of bank loan participations, $210,000 of net realized investment gains on the sale of equity securities, and $25,000 of net realized investment gains on the sale of fixed maturity securities.
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
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at March 31, 2025, December 31, 2024, or March 31, 2024. At March 31, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	March 31, 2025			December 31, 2024
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$224,185	$201,001	16.0%	$223,009	$196,564	16.5%
Residential mortgage-backed	379,128	360,229	28.6%	352,064	326,227	27.4%
Corporate	543,057	521,369	41.4%	503,610	475,485	40.0%
Commercial mortgage and asset-backed	164,442	157,973	12.5%	178,238	170,458	14.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	19,290	19,055	1.5%	21,416	20,999	1.8%
Total fixed maturity securities, available-for-sale	$1,330,102	$1,259,627	100.0%	$1,278,337	$1,189,733	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of March 31, 2025:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$236,841	18.8%
AA	512,330	40.7%
A	372,405	29.5%
BBB	138,051	11.0%
Total	$1,259,627	100.0%
The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$25,426	$25,214	2.0%
After one year through five years	364,219	358,245	28.4%
After five years through ten years	250,036	231,251	18.4%
After ten years	146,851	126,715	10.1%
Residential mortgage-backed	379,128	360,229	28.6%
Commercial mortgage and asset-backed	164,442	157,973	12.5%
Total	$1,330,102	$1,259,627	100.0%
Other Income and Expense
Other income and expense items netted to income of $355,000 and $179,000 for the three months ended March 31, 2025 and 2024, respectively. Non-operating expenses included in the respective totals were $563,000 and $732,000, primarily consisting of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in. The non-operating expenses were offset by $835,000 and $709,000 of broker incentive rebates in the Excess and Surplus Lines segment, as well as other miscellaneous income in the respective periods.

Interest Expense
Interest expense was $5.5 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended March 31, 2025 and 2024.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three months ended March 31, 2025 and 2024, our effective tax rate on income from continuing operations was 31.4% and 28.7%, respectively. The Company does not receive a U.S. tax deduction for losses at JRG Holdings, our only Bermuda entity. JRG Holdings had losses in both periods primarily due to holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Reserves
An indicator of reserve strength that we monitor closely is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.
The Company’s gross reserve for losses and loss adjustment expenses at March 31, 2025 was $3,081.5 million. Of this amount, 73.4% relates to amounts that are IBNR. This amount was 73.3% at December 31, 2024. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at March 31, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$454,505	$1,792,908	$2,247,413
Specialty Admitted Insurance	363,780	470,347	834,127
Total	$818,285	$2,263,255	$3,081,540
At March 31, 2025, the amount of net reserves (prior to the $1.5 million allowance for uncollectible reinsurance recoverables) of $1,095.8 million that related to IBNR was 63.9%. This amount was 63.5% at December 31, 2024. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at March 31, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$335,696	$622,238	$957,934
Specialty Admitted Insurance	59,601	78,226	137,827
Total	$395,297	$700,464	$1,095,761
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

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(51,774)	$23,132
Investing activities	(53,030)	47,496
Financing activities	21,886	(5,456)
Change in cash and cash equivalents	(82,918)	65,172
Change in restricted cash equivalents (operating activities)	307	947
Change in cash, cash equivalents, and restricted cash equivalents	$(82,611)	$66,119

Cash used in operating activities excluding restricted cash equivalents was $51.8 million for the three months ended March 31, 2025. This compares to cash provided by operating activities excluding restricted cash equivalents of $23.1 million for the three months ended March 31, 2024 (including cash provided by operating activities from continuing operations excluding restricted cash equivalents of $47.5 million and cash used in operating activities of discontinued operations of $24.4 million).
Cash used in investing activities of $53.0 million for the three months ended March 31, 2025 reflects efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $47.5 million for the three months ended March 31, 2024 mostly reflects the run-off of JRG Re and the withdrawal of invested assets to fund claims and operating expenses. Cash and cash equivalents excluding restricted cash equivalents comprised 14.7% and 13.9% of total cash and invested assets at March 31, 2025 and 2024, respectively. Cash used in investing activities from continuing operations was $10.9 million and cash provided by investing activities of discontinued operations was $58.4 million in the prior year period.
Cash provided by financing activities of $21.9 million for the three months ended March 31, 2025 includes a $25.0 million borrowing under the 2013 Facility (as defined below), $600,000 of dividends paid to common shareholders, $2.0 million of dividends paid on the Series A Preferred Shares, and $545,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $5.5 million for the three months ended March 31, 2024 includes $2.0 million of dividends paid to common shareholders, $2.6 million of dividends paid on the Series A Preferred Shares, and $824,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the three months ended March 31, 2025 and 2024 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $2.0 million and $2.6 million were paid in the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, the Bermuda holding company had $24.6 million of cash and cash equivalents. The U.S. holding company had $15.9 million of cash and invested assets, comprised of cash and cash equivalents of $12.3 million, equities of $3.2 million and other invested assets of $464,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at March 31, 2025.
Credit Agreements
At March 31, 2025, the Company had a $257.5 million senior revolving credit facility (as amended or amended and restated, the “2013 Facility”). The 2013 Facility was comprised of the following at March 31, 2025:
•A $212.5 million unsecured revolving facility to meet the working capital needs of the Company. All unpaid principal on the revolver is due at maturity. Interest accrues quarterly and is payable in arrears, currently at 1-month SOFR (the Company, per the terms of the credit agreement, can elect between one, three, or six month interest periods) plus a 0.1% SOFR index adjustment and a SOFR margin (1.75% at March 31, 2025), which is subject to change according to terms in the credit agreement. At March 31, 2025, the Company had a drawn balance of $210.8 million outstanding on the unsecured revolver.
•A $45.0 million secured revolving facility to issue letters of credit for the benefit of third-party reinsureds. At March 31, 2025, the Company had $1.3 million of letters of credit issued under the secured facility, all of which are collateralized by a back-to-back letter of credit issued by Comerica Bank on behalf of JRG Re.
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
Additionally, the 2013 Facility provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or one or more financial institutions which were not previously party to the 2013 Facility (with the consent of the administrative agent) provide it with increases in the secured or unsecured revolving credit facilities of up to an aggregate of $100.0 million. The Company’s ability to request such increases in the revolving credit facility is subject to its compliance with customary conditions set forth in the 2013 Facility.
The 2013 Facility contains certain financial and other covenants (including minimum net worth, maximum ratio of total adjusted debt outstanding to total capitalization, and financial strength ratings) with which the Company was in compliance at March 31, 2025.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at March 31, 2025, and which, among other things, restrict our ability to issue senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at March 31, 2025 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of March 31, 2025.
At March 31, 2025 and December 31, 2024, the Company's leverage ratio was 28.6% and 26.6%, respectively. The leverage ratio is defined in our 2013 Facility as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.
Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the three months ended March 31, 2025 and 2024, our net premium retention was 43.5% and 41.8%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of March 31, 2025:

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
Based upon the property catastrophe modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $20.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $20.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
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
The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of March 31, 2025:

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
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At March 31, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At March 31, 2025, we had reinsurance recoverables on unpaid losses of $1,984.3 million (net of a $1.5 million allowance for credit losses) and reinsurance recoverables on paid losses of $127.6 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-" (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
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
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At March 31, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $66.1 million and Aleka's obligations under the Commercial Auto LPT was $30.6 million. At March 31, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $29.2 million.
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
Ratings
The A.M. Best Company financial strength rating for our U.S. insurance subsidiaries is “A-” (Excellent) with a negative outlook. This rating reflects A.M. Best’s opinion of our insurance subsidiaries’ financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors. The A- rating is the fourth highest rating of the thirteen ratings issued by A.M. Best and is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders.
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
EQUITY
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,892,706 at March 31, 2025, reflecting 248,388 common shares issued in the three months ended March 31, 2025 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $2.7 million of share based compensation expense in each of the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $8.5 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.2 years.
Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Three Months Ended March 31,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,321,733	$3.68	498,698	$9.80
Vested	(358,399)	$17.96	(264,088)	$25.18
Forfeited	—	$—	—	$—
Unvested, end of period	1,848,507	$6.48	985,864	$16.11
Outstanding RSUs granted to employees generally vest ratably over a three-year vesting period in the case of time-vest RSUs and cliff vest at the end of a three-year performance period in the case of PRSUs. RSUs granted to non-employee directors generally have a one year vesting period. The RSUs granted in 2025 and 2024 include 620,108 and 231,492 PRSU awards, respectively. Initial PRSU awards are granted at the 100% target performance level. The Company projects the level of achievement for each award during the performance period and periodically adjusts the number of outstanding awards to reflect the number of awards expected to vest.
Options
At December 31, 2023, the Company had 74,390 options outstanding with an average weighted exercise price of $42.17. The options lapsed in the three months ended March 31, 2024, after which, there have been no options outstanding.

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

	Three Months Ended March 31,
	2025	2024
Excess and Surplus Lines:
Loss Ratio	64.8%	64.3%
Impact of retroactive reinsurance	(1.4)%	(2.7)%
Loss Ratio including impact of retroactive reinsurance	63.4%	61.6%

Combined Ratio	91.5%	87.3%
Impact of retroactive reinsurance	(1.4)%	(2.7)%
Combined Ratio including impact of retroactive reinsurance	90.1%	84.6%

Consolidated:
Loss Ratio	66.8%	66.4%
Impact of retroactive reinsurance	(1.3)%	(2.3)%
Loss Ratio including impact of retroactive reinsurance	65.5%	64.1%

Combined Ratio	99.5%	95.3%
Impact of retroactive reinsurance	(1.3)%	(2.3)%
Combined Ratio including impact of retroactive reinsurance	98.2%	93.0%

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
The following table reconciles the underwriting profit of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$11,658	$18,491
Specialty Admitted Insurance	(306)	786
Total underwriting profit of operating segments	11,352	19,277
Other operating expenses of the Corporate and Other segment	(10,631)	(11,137)
Underwriting profit (1)	721	8,140
Losses and loss adjustment expenses - retroactive reinsurance	1,928	4,002
Net investment income	20,008	22,632
Net realized and unrealized (losses) gains on investments	(1,371)	4,583
Other income and expenses	355	179
Interest expense	(5,541)	(6,485)
Amortization of intangible assets	(91)	(91)
Income from continuing operations before income taxes	$16,009	$32,960
(1)Included in underwriting results for the three months ended March 31, 2025 and 2024 is gross fee income of $4.3 million and $5.3 million, respectively.

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
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended March 31,
	2025		2024
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$12,626	$7,605	$22,230	$12,778
Loss from discontinued operations	1,414	1,414	8,105	8,105
Losses and loss adjustment expenses - retroactive reinsurance	(1,928)	(1,523)	(4,002)	(3,162)
Net realized and unrealized investment losses (gains)	1,371	1,083	(4,583)	(3,621)
Other expenses	563	523	732	732
Adjusted net operating income	$14,046	$9,102	$22,482	$14,832

Tangible Equity (per Share) and Tangible Common Equity (per Share)
Tangible equity is defined as shareholders' equity plus mezzanine Series A Preferred Shares and the deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible equity per share represents tangible equity divided by the sum of total common shares outstanding plus the common shares resulting from an assumed conversion of the outstanding Series A Preferred Shares into common shares (at the conversion price effective as of the last day of the applicable period). Tangible common equity is defined as shareholders' equity plus the deferred retroactive reinsurance gain less goodwill and intangible assets, net of amortization. Tangible common equity per share represents tangible common equity divided by the total common shares outstanding. Our definitions of tangible equity, tangible equity per share, tangible common equity and tangible common equity per share may not be comparable to that of other companies, and they should not be viewed as a substitute for shareholders’ equity and shareholders’ equity per share calculated in accordance with GAAP.
The following table reconciles shareholders’ equity to tangible common equity as of March 31, 2025, December 31, 2024, and March 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2024
($ in thousands, except share amounts)
Shareholders’ equity	$484,480	$460,915	$539,537
Plus: Series A redeemable preferred shares	133,115	133,115	144,898
Plus: Deferred reinsurance gain	56,042	57,970	16,731
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	32,359	32,450	32,722
Tangible equity	459,447	437,719	486,613
Less: Series A redeemable preferred shares	133,115	133,115	144,898
Tangible common equity	$326,332	$304,604	$341,715

Common shares outstanding	45,892,706	45,644,318	37,822,340
Common shares from assumed conversion of Series A Preferred Shares	13,521,635	13,521,635	6,750,567
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,414,341	59,165,953	44,572,907

Equity per share:
Shareholders' equity	$10.56	$10.10	$14.27
Tangible equity	$7.73	$7.40	$10.92
Tangible common equity	$7.11	$6.67	$9.03

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
There have been no material changes in market risk from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of March 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under “Contingent Liabilities - Legal Proceedings” in note 8 of the notes to the unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

James River Group Holdings, Ltd.

Date:	May 6, 2025	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)