Form 10-Q
period 2025-06-30
James River Group Holdings, Ltd.
filed 2025-08-05
CIK 1620459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-36777

JAMES RIVER GROUP HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0585280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☒
Number of shares of the registrant's common shares outstanding at July 31, 2025: 45,916,453

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
•the outcome of the litigation in connection with the sale of our casualty reinsurance business;
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
•an adverse result in any litigation or legal proceedings we are or may become subject to; and
•other risks and uncertainties discussed in this Quarterly Report.
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2025	December 31, 2024
	(in thousands)
Assets
Invested assets:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2025 – $1,364,455; 2024 – $1,278,337)	$1,300,217	$1,189,733
Equity securities, at fair value (cost: 2025 – $84,173; 2024 – $82,678)	88,042	86,479
Bank loan participations, at fair value	158,871	142,410
Short-term investments	111,216	97,074
Other invested assets	58,140	36,700
Total invested assets	1,716,486	1,552,396
Cash and cash equivalents	220,041	362,345
Restricted cash equivalents	29,321	28,705
Accrued investment income	11,704	10,534
Premiums receivable and agents’ balances, net	248,097	243,882
Reinsurance recoverable on unpaid losses, net	1,985,830	1,996,913
Reinsurance recoverable on paid losses	122,989	101,210
Prepaid reinsurance premiums	296,173	296,635
Deferred policy acquisition costs	30,513	30,175
Intangible assets, net	32,268	32,450
Goodwill	181,831	181,831
Other assets	143,069	170,000
Total assets	$5,018,322	$5,007,076

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

	(Unaudited) June 30, 2025	December 31, 2024
	(in thousands, except share amounts)
Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,076,498	$3,084,406
Unearned premiums	570,980	572,034
Payables to reinsurers	133,358	132,922
Funds held	25,157	25,157
Deferred reinsurance gain	65,281	57,970
Senior debt	225,800	200,800
Junior subordinated debt	104,055	104,055
Accrued expenses	44,306	53,178
Other liabilities	147,214	182,524
Total liabilities	4,392,649	4,413,046
Commitments and contingent liabilities (Note 8)
Series A redeemable preferred shares – 2025 and 2024: 165,000 shares authorized; 112,500 shares issued and outstanding	133,115	133,115
Shareholders’ equity:
Common shares – 2025 and 2024: $0.0002 par value; 200,000,000 shares authorized; 45,895,335 and 45,644,318 shares issued and outstanding, respectively	9	9
Preferred Shares – 2025 and 2024: $0.00125 par value; 19,835,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	936,255	933,311
Retained deficit	(392,958)	(402,408)
Accumulated other comprehensive loss	(50,748)	(69,997)
Total shareholders’ equity	492,558	460,915
Total liabilities, Series A redeemable preferred shares, and shareholders’ equity	$5,018,322	$5,007,076

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share amounts)
Revenues
Gross written premiums	$378,003	$412,247	$672,364	$743,057
Ceded written premiums	(202,013)	(230,894)	(368,418)	(423,532)
Net written premiums	175,990	181,353	303,946	319,525
Change in net unearned premiums	(23,381)	(18,160)	565	15,359
Net earned premiums	152,609	163,193	304,511	334,884
Net investment income	20,516	24,931	40,524	47,563
Net realized and unrealized (losses) gains on investments	(352)	(2,305)	(1,723)	2,278
Other income	2,070	2,470	3,820	4,691
Total revenues	174,843	188,289	347,132	389,416
Expenses
Losses and loss adjustment expenses	113,141	115,471	212,666	225,520
Other operating expenses	47,471	44,096	98,031	94,906
Other expenses	1,008	2,098	1,571	2,830
Interest expense	5,805	6,344	11,346	12,829
Amortization of intangible assets	91	91	182	182
Total expenses	167,516	168,100	323,796	336,267
Income from continuing operations before income taxes	7,327	20,189	23,336	53,149
Income tax expense on continuing operations	2,207	5,711	7,228	15,163
Net income from continuing operations	5,120	14,478	16,108	37,986
Discontinued operations (Note 2):
Loss from discontinued operations	—	(5,650)	—	(13,583)
Loss on disposal of discontinued operations	(361)	(1,203)	(1,775)	(1,375)
Total loss from discontinued operations	(361)	(6,853)	(1,775)	(14,958)
Net income	4,759	7,625	14,333	23,028
Dividends on Series A preferred shares	(1,969)	(2,625)	(3,938)	(5,250)
Net income available to common shareholders	$2,790	$5,000	$10,395	$17,778

Other comprehensive income (loss):
Net unrealized gains (losses), net of taxes of $1,310 and $5,117 in 2025 and $(627) and $(2,693) in 2024	4,927	(2,359)	19,249	(10,132)
Total comprehensive income	$9,686	$5,266	$33,582	$12,896

Net income (loss) per common share:
Basic
Continuing operations	$0.07	$0.31	$0.27	$0.87
Discontinued operations	$(0.01)	$(0.18)	$(0.04)	$(0.40)
	$0.06	$0.13	$0.23	$0.47
Diluted
Continuing operations	$0.07	$0.31	$0.26	$0.85
Discontinued operations	$(0.01)	$(0.18)	$(0.04)	$(0.33)
	$0.06	$0.13	$0.22	$0.52
Dividend declared per common share	$0.01	$0.05	$0.02	$0.10
Weighted-average common shares outstanding:
Basic	46,032,626	37,869,322	45,918,697	37,801,516
Diluted	46,726,255	38,037,393	46,432,481	44,762,563

See accompanying notes.

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2025	45,892,706	$9	$—	$935,426	$(395,280)	$(55,675)	$484,480
Net income	—	—	—	—	4,759	—	4,759
Other comprehensive income	—	—	—	—	—	4,927	4,927
Vesting of RSUs	2,629	—	—	(5)	—	—	(5)
Compensation expense under share incentive plans	—	—	—	834	—	—	834
Dividends on Series A preferred shares	—	—	—	—	(1,969)	—	(1,969)
Dividends on common shares	—	—	—	—	(468)	—	(468)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558

Balances at December 31, 2024	45,644,318	$9	$—	$933,311	$(402,408)	$(69,997)	$460,915
Net income	—	—	—	—	14,333	—	14,333
Other comprehensive income	—	—	—	—	—	19,249	19,249
Vesting of RSUs	251,017	—	—	(550)	—	—	(550)
Compensation expense under share incentive plans	—	—	—	3,494	—	—	3,494
Dividends on Series A preferred shares	—	—	—	—	(3,938)	—	(3,938)
Dividends on common shares	—	—	—	—	(945)	—	(945)
Balances at June 30, 2025	45,895,335	$9	$—	$936,255	$(392,958)	$(50,748)	$492,558

JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Common Shares Outstanding	Common Shares (Par)	Preferred Shares (Par)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except share amounts)
Balances at March 31, 2024	37,822,340	$7	$—	$878,091	$(267,067)	$(71,494)	$539,537
Net income	—	—	—	—	7,625	—	7,625
Other comprehensive loss	—	—	—	—	—	(2,359)	(2,359)
Vesting of RSUs	3,427	—	—	(13)	—	—	(13)
Compensation expense under share incentive plans	—	—	—	1,553	—	—	1,553
Dividends on Series A preferred shares	—	—	—	—	(2,625)	—	(2,625)
Dividends on common shares	—	—	—	—	(1,927)	—	(1,927)
Balances at June 30, 2024	37,825,767	$7	$—	$879,631	$(263,994)	$(73,853)	$541,791

Balances at December 31, 2023	37,641,563	$7	$—	$876,240	$(277,905)	$(63,721)	$534,621
Net income	—	—	—	—	23,028	—	23,028
Other comprehensive loss	—	—	—	—	—	(10,132)	(10,132)
Vesting of RSUs	184,204	—	—	(837)	—	—	(837)
Compensation expense under share incentive plans	—	—	—	4,228	—	—	4,228
Dividends on Series A preferred shares	—	—	—	—	(5,250)	—	(5,250)
Dividends on common shares	—	—	—	—	(3,867)	—	(3,867)
Balances at June 30, 2024	37,825,767	$7	$—	$879,631	$(263,994)	$(73,853)	$541,791

See accompanying notes.

 JAMES RIVER GROUP HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities
Net cash (used in) provided by operating activities (a)	$(26,310)	$15,397
Investing activities
Sale of JRG Re	—	96,412
Fixed maturity securities, available-for-sale:
Purchases	(148,956)	(28,727)
Sales	7,616	198,046
Maturities and calls	55,891	84,596
Equity securities:
Purchases	(6,111)	(7,311)
Sales and redemptions	4,940	6,190
Bank loan participations:
Purchases	(79,526)	(80,700)
Sales	45,234	51,913
Maturities	16,121	19,252
Other invested assets:
Purchases	(21,718)	(4,725)
Return of capital	600	472
Proceeds from sales and principal repayments	322	2,763
Short-term investments, net	(14,142)	26,160
Securities receivable or payable, net	7,707	(6,386)
Purchases of property and equipment	(1,677)	(1,327)
Net cash (used in) provided by investing activities	(133,699)	356,628
Financing activities
Senior debt issuances	25,000	—
Senior debt repayments	—	(21,500)
Payroll taxes withheld and remitted on net settlement of RSUs	(550)	(837)
Dividends on Series A preferred shares	(3,938)	(5,250)
Dividends on common shares	(1,061)	(3,901)
Payment of debt issuance costs	(1,130)	—
Net cash provided by (used in) financing activities	18,321	(31,488)
Change in cash, cash equivalents, and restricted cash equivalents	(141,688)	340,537
Cash, cash equivalents, and restricted cash equivalents at beginning of period	391,050	359,949
Cash, cash equivalents, and restricted cash equivalents at end of period	$249,362	$700,486
Supplemental information
Interest paid	$11,694	$15,628

Restricted cash equivalents at beginning of period	$28,705	$72,449
Restricted cash equivalents at end of period	$29,321	$27,963
Change in restricted cash equivalents	$616	$(44,486)
(a) Cash provided by operating activities for the six months ended June 30, 2025 and 2024 includes the restricted cash activity above related to a former insured, per the terms of a collateral trust. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book”. Excluding the restricted cash activity, cash (used in) provided by operating activities was $(26.9) million and $59.9 million for the six months ended June 30, 2025 and 2024, respectively.
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
The Company holds interests in VIEs through certain equity method investments included in “other invested assets” in the accompanying condensed consolidated balance sheets. The Company has determined that it should not consolidate any of the VIEs as it is not the primary beneficiary in any of the relationships. Although the investments resulted in the Company holding variable interests in the entities, they did not empower the Company to direct the activities that most significantly impact the economic performance of the entities. The Company’s investments related to these VIEs totaled $7.3 million at June 30, 2025 and $7.7 million at December 31, 2024, representing the Company’s maximum exposure to loss.
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and six months ended June 30, 2025, our effective tax rate on income from continuing operations was 30.1% and 31.0%, respectively (28.3% and 28.5% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses in our Bermuda entities. Bermuda had losses in both periods primarily due to Bermuda holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
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
As required by the Stock Purchase Agreement, the Company and Fleming engaged in a post-closing purchase price true-up process. The Company agreed with an initial $11.4 million downward adjustment to the Closing Date Purchase Price due to losses from JRG Re’s operations between the date of the balance sheet used to produce the estimated closing statement and the Closing Date, which downward adjustment was paid to Fleming on October 18, 2024. On April 18, 2025, the independent accounting firm appointed by the parties issued its final determination, concluding the post-closing purchase price true-up process. Pursuant to this final determination, the Company paid $522,789 to Fleming on April 29, 2025 comprised of a $483,625 final downward adjustment to the Closing Date Purchase Price and interest due according to terms of the Stock Purchase Agreement.
The Company determined that the sale of JRG Re represented a strategic shift that will have a major effect on its operations. Accordingly, the results of JRG Re's operations have been presented as discontinued operations for all periods presented in this interim report on Form 10-Q.
The $139.0 million pre-closing dividend was completed in the first quarter of 2024. It included the forgiveness of $133.2 million owed from JRG Holdings to JRG Re and $5.8 million paid in cash to JRG Holdings. The loss on disposal for the six months ended June 30, 2024 of $1.4 million includes a $2.4 million gain for the change in the estimated loss on sale and selling costs incurred of $3.8 million. For the six months ended June 30, 2025, the loss on disposal of $1.8 million includes the $522,789 downward adjustment to the Closing Date Purchase Price plus interest and $1.3 million of additional selling costs incurred by the Company related to the sale of JRG Re.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The operating results of JRG Re reported in discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Gross written premiums	$—	$780	$—	$1,137
Ceded written premiums	—	—	—	877
Net written premiums	—	780	—	2,014
Change in net unearned premiums	—	940	—	8,371
Net earned premiums	—	1,720	—	10,385
Net investment income	—	580	—	4,432
Net realized and unrealized losses on investments	—	(7,229)	—	(9,472)
Total revenues	—	(4,929)	—	5,345
Expenses:
Losses and loss adjustment expenses	—	(281)	—	13,157
Other operating expenses	—	913	—	5,039
Interest expense	—	89	—	732
Total expenses	—	721	—	18,928
Loss from discontinued operations	—	(5,650)	—	(13,583)
Loss on disposal of discontinued operations	(361)	(1,203)	(1,775)	(1,375)
Total loss from discontinued operations	(361)	(6,853)	(1,775)	(14,958)
Cash flows from discontinued operations included in the consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)

Net cash used in operating activities of discontinued operations	$—	$(25,115)
Net cash provided by investing activities of discontinued operations	—	63,104
Net cash provided by discontinued operations	$—	$37,989
Interest paid by discontinued operations	$—	$1,388

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

3.    Investments
The Company’s available-for-sale fixed maturity securities are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2025
Fixed maturity securities:
State and municipal	$222,687	$689	$(23,886)	$199,490
Residential mortgage-backed	415,523	1,071	(19,484)	397,110
Corporate	545,680	4,062	(21,234)	528,508
Commercial mortgage and asset-backed	162,123	181	(5,487)	156,817
U.S. Treasury securities and obligations guaranteed by the U.S. government	18,442	7	(157)	18,292
Total fixed maturity securities, available-for-sale	$1,364,455	$6,010	$(70,248)	$1,300,217
December 31, 2024
Fixed maturity securities:
State and municipal	$223,009	$598	$(27,043)	$196,564
Residential mortgage-backed	352,064	32	(25,869)	326,227
Corporate	503,610	1,358	(29,483)	475,485
Commercial mortgage and asset-backed	178,238	112	(7,892)	170,458
U.S. Treasury securities and obligations guaranteed by the U.S. government	21,416	2	(419)	20,999
Total fixed maturity securities, available-for-sale	$1,278,337	$2,102	$(90,706)	$1,189,733
The amortized cost and fair value of available-for-sale investments in fixed maturity securities at June 30, 2025 are summarized, by contractual maturity, as follows:

	Cost or Amortized Cost	Fair Value
	(in thousands)
One year or less	$31,869	$31,588
After one year through five years	392,344	385,220
After five years through ten years	217,668	205,185
After ten years	144,928	124,297
Residential mortgage-backed	415,523	397,110
Commercial mortgage and asset-backed	162,123	156,817
Total	$1,364,455	$1,300,217

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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
June 30, 2025
Fixed maturity securities:
State and municipal	$34,119	$(769)	$149,917	$(23,117)	$184,036	$(23,886)
Residential mortgage-backed	146,323	(2,555)	136,998	(16,929)	283,321	(19,484)
Corporate	77,546	(1,936)	219,120	(19,298)	296,666	(21,234)
Commercial mortgage and asset-backed	17,317	(11)	94,438	(5,476)	111,755	(5,487)
U.S. Treasury securities and obligations guaranteed by the U.S. government	6,548	(12)	7,690	(145)	14,238	(157)
Total fixed maturity securities, available-for-sale	$281,853	$(5,283)	$608,163	$(64,965)	$890,016	$(70,248)
December 31, 2024
Fixed maturity securities:
State and municipal	$35,979	$(1,087)	$146,547	$(25,956)	$182,526	$(27,043)
Residential mortgage-backed	179,807	(5,285)	140,559	(20,584)	320,366	(25,869)
Corporate	149,149	(4,281)	220,743	(25,202)	369,892	(29,483)
Commercial mortgage and asset-backed	17,991	(65)	101,525	(7,827)	119,516	(7,892)
U.S. Treasury securities and obligations guaranteed by the U.S. government	7,653	(115)	12,412	(304)	20,065	(419)
Total fixed maturity securities, available-for-sale	$390,579	$(10,833)	$621,786	$(79,873)	$1,012,365	$(90,706)

At June 30, 2025, the Company held fixed maturity securities of 402 issuers that were in an unrealized loss position with a total fair value of $890.0 million and gross unrealized losses of $70.2 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on a scheduled principal or interest payment. At June 30, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency.
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
The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2025, December 31, 2024, or June 30, 2024. During the three months ended June 30, 2024, management recognized an impairment loss of $207,000 for one fixed maturity security due to the Company’s inability to hold the security until a recovery in its value to the amortized cost basis. For securities in an unrealized loss position at June 30, 2025, management does not intend to sell the securities, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
At June 30, 2025, the Company's bank loan portfolio had an aggregate fair value of $158.9 million and unpaid principal of $164.6 million. Investment income on bank loan participations included in net investment income was $3.1 million and $6.3 million for the three and six months ended June 30, 2025, respectively ($4.6 million and $9.1 million for the respective prior year periods). Net realized and unrealized gains (losses) on bank loan participations were $253,000 and $(2.1) million for the three and six months ended June 30, 2025, respectively ($(843,000) and $(1.1) million in the respective prior year periods). As of June 30, 2025, management concluded that none of the unrealized losses of bank loan participations were due to credit-related impairments. For the three and six months ended June 30, 2024, management concluded that $1.4 million and $2.6 million of the net realized and unrealized losses were due to credit-related impairments. Losses due to credit-related impairments are determined based upon consultations and advice from the Company's specialized investment manager and consideration of any adverse situations that could affect the borrower's ability to repay, the estimated value of underlying collateral, and other relevant factors.
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
Interest income on bank loan participations is accrued on the unpaid principal balance, and discounts and premiums on bank loan participations are amortized to income using the interest method. Generally, the accrual of interest on a bank loan participation is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A bank loan participation may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Generally, bank loan participations are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest received on nonaccrual loans generally is reported as investment income. There were no bank loans on nonaccrual status at June 30, 2025 or December 31, 2024.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company’s net realized and unrealized gains and losses on investments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturity securities:
Gross realized gains	$13	$1,543	$45	$1,543
Gross realized losses	(13)	(2,341)	(20)	(2,652)
	—	(798)	25	(1,109)
Bank loan participations:
Gross realized gains	137	223	229	531
Gross realized losses	(1,291)	(313)	(3,057)	(1,261)
Changes in fair values of bank loan participations	1,407	(753)	767	(394)
	253	(843)	(2,061)	(1,124)
Equity securities:
Gross realized gains	42	423	252	1,547
Gross realized losses	(7)	—	(7)	(177)
Changes in fair values of equity securities	(640)	(1,087)	68	3,141
	(605)	(664)	313	4,511
Short-term investments and other:
Gross realized gains	—	—	1	—
Gross realized losses	—	—	(1)	—
	—	—	—	—
Total	$(352)	$(2,305)	$(1,723)	$2,278

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

	Carrying Value		Investment Income
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
	(in thousands)
Renewable energy LLCs (a)
Excess and Surplus Lines	$7,322	$7,690	$(320)	$948	$(320)	$662
Corporate & Other	—	—	—	293	—	293
	7,322	7,690	(320)	1,241	(320)	955
Renewable energy notes receivable (b)
Excess and Surplus Lines	—	—	—	—	—	61
Corporate & Other	—	—	—	—	—	77
	—	—	—	—	—	138
Limited partnerships (c)
Excess and Surplus Lines	17,278	14,644	851	517	860	402
Corporate & Other	464	464	—	—	—	—
	17,742	15,108	851	517	860	402
Private Debt (d)
Excess and Surplus Lines	33,076	13,902	455	151	646	269
Corporate & Other	—	—	—	—	—	—
	33,076	13,902	455	151	646	269
Total other invested assets
Excess and Surplus Lines	57,676	36,236	986	1,616	1,186	1,394
Corporate & Other	464	464	—	293	—	370
	$58,140	$36,700	$986	$1,909	$1,186	$1,764

(a)The Company's Excess and Surplus Lines segment owns equity interests ranging from 3.6% to 5.0% in various LLCs whose principal objective is capital appreciation and income generation from owning and operating renewable energy production facilities (wind and solar). The equity method is used to account for the Company’s LLC investments. Income for the LLCs primarily reflects adjustments to the carrying values of investments in renewable energy projects to their determined fair values. The fair value adjustments are included in revenues for the LLCs. Expenses for the LLCs are not significant and are comprised of administrative and interest expenses. In the three months ended June 30, 2024, the Company received $1.2 million of additional proceeds from a previous sale of two LLCs including $880,000 in the Excess and Surplus Lines and $293,000 in the Corporate and Other segment. The Company received cash distributions from these investments totaling $48,000 and $161,000 in the six months ended June 30, 2025 and 2024, respectively.
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
(c)The Company owns investments in limited partnerships that invest in concentrated portfolios including publicly-traded small cap equities, loans of middle market private equity sponsored companies, private equity general partnership interests, commercial mortgage-backed securities, specialty private credit, and tranches of distressed home loans. Income from the partnerships is recognized under the equity method of accounting. At June 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $9.3 million in the limited partnerships.
(d)The Company's Excess and Surplus Lines segment has invested in seven notes receivable for structured private specialty credit. Interest on two notes maturing in 2031 is fixed at 4.25% and 5.25%. Interest on two notes maturing in 2035 is fixed at

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.50% and 8.00%. At June 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $5.6 million in these notes.
On April 11, 2025, the Company entered into an investment agreement with Sixth Street, the parent of Enstar. Pursuant to the agreement, the Company's Excess and Surplus Lines segment has invested in collateralized investment grade notes receivable for structured private specialty credit. Interest on three notes maturing in 2064 is fixed at 6.79%, 8.04%, and 9.04%. At June 30, 2025, the Company’s Excess and Surplus Lines segment has outstanding commitments to invest another $64.6 million in the notes.
4.    Goodwill and Intangible Assets
On December 11, 2007, the Company completed an acquisition of James River Group by acquiring 100% of the outstanding shares of James River Group common stock, referred to herein as the “Merger”. The transaction was accounted for under the purchase method of accounting, and goodwill and intangible assets were recognized by the Company as a result of the transaction. Goodwill resulting from the Merger was $181.8 million at June 30, 2025 and December 31, 2024.
The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

		June 30, 2025		December 31, 2024
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Intangible Assets
Trademarks	Indefinite	$19,700	$—	$19,700	$—
Insurance licenses and authorities	Indefinite	8,964	—	8,964	—
Identifiable intangible assets not subject to amortization		28,664	—	28,664	—
Broker relationships	24.6	11,611	8,007	11,611	7,825
Identifiable intangible assets subject to amortization		11,611	8,007	11,611	7,825
		$40,275	$8,007	$40,275	$7,825

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

5.    Earnings Per Share
The following represents a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations contained in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Net income from continuing operations	$5,120	$14,478	$16,108	$37,986
Less: Dividends on Series A preferred shares	(1,969)	(2,625)	(3,938)	(5,250)
Income from continuing operations available to common shareholders	$3,151	$11,853	$12,170	$32,736
Loss from discontinued operations	(361)	(6,853)	(1,775)	(14,958)
Net income available to common shareholders	$2,790	$5,000	$10,395	$17,778

Weighted average common shares outstanding:
Basic	46,032,626	37,869,322	45,918,697	37,801,516
Dilutive potential common shares	693,629	168,071	513,784	6,961,047
Diluted	46,726,255	38,037,393	46,432,481	44,762,563

Net income (loss) per common share:
Basic
Continuing operations	$0.07	$0.31	$0.27	$0.87
Discontinued operations	$(0.01)	$(0.18)	$(0.04)	$(0.40)
	$0.06	$0.13	$0.23	$0.47
Diluted
Continuing operations	$0.07	$0.31	$0.26	$0.85
Discontinued operations	$(0.01)	$(0.18)	$(0.04)	$(0.33)
	$0.06	$0.13	$0.22	$0.52
For the three and six months ended June 30, 2025, potential common shares of 13,521,634 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the three months ended June 30, 2024, potential common shares of 6,848,763 were excluded from the calculation of diluted earnings per common share as their effects were anti-dilutive. For the six months ended June 30, 2024, all potential common shares were dilutive and included in the calculation of diluted earnings per common share.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

6.    Reserve for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets. Reinsurance recoverables on unpaid losses and loss adjustment expenses are presented gross of an allowance for credit losses on reinsurance balances of $1.5 million at June 30, 2025 and March 31, 2025, $1.2 million at December 31, 2024, $744,000 at June 30, 2024, and $660,000 at March 31, 2024 and December 31, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,095,761	$1,283,386	$1,086,278	$1,246,973
Add: Incurred losses and loss adjustment expenses net of reinsurance:
Current year	100,875	108,497	202,459	222,946
Prior years - retroactive reinsurance	9,239	(3,684)	7,311	(7,686)
Prior years - excluding retroactive reinsurance	3,027	10,658	2,896	10,260
Total incurred losses and loss and adjustment expenses	113,141	115,471	212,666	225,520
Deduct: Loss and loss adjustment expense payments net of reinsurance:
Current year	4,005	6,189	5,736	8,283
Prior years	106,477	94,690	196,716	170,234
Total loss and loss adjustment expense payments	110,482	100,879	202,452	178,517
Deduct: Change in deferred reinsurance gain - retroactive reinsurance	9,239	(3,684)	7,311	(7,686)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at end of period	1,089,181	1,301,662	1,089,181	1,301,662
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	1,987,317	1,418,536	1,987,317	1,418,536
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$3,076,498	$2,720,198	$3,076,498	$2,720,198

The Company experienced $3.0 million of net adverse reserve development in the three months ended June 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $2.3 million of net adverse development in the Excess and Surplus Lines segment and $700,000 of net adverse development in the Specialty Admitted Insurance segment.
The Company experienced $10.7 million of net adverse reserve development in the three months ended June 30, 2024 on the reserve for losses and loss adjustment expenses held at December 31, 2023 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $10.7 million of net adverse development in the Excess and Surplus Lines segment.
The Company experienced $2.9 million of net adverse reserve development in the six months ended June 30, 2025 on the reserve for losses and loss adjustment expenses held at December 31, 2024 (excluding adverse prior year development subject to retroactive reinsurance accounting - see Loss Portfolio Transfers and Adverse Development Covers below). This reserve development included $2.3 million of net adverse development in the Excess and Surplus Lines segment and $579,000 of net adverse development in the Specialty Admitted Insurance segment.
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
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $458.0 million and $459.3 million as of June 30, 2025 and December 31, 2024, respectively.
Combined Loss Portfolio Transfer and Adverse Development Cover
On July 2, 2024, James River entered into a Combined Loss Portfolio Transfer and Adverse Development Cover Reinsurance Contract (the “E&S ADC”) with State National Insurance Company, Inc. (“State National”). The transaction closed upon signing.
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. The Company has $28.8 million of aggregate limit remaining on the E&S ADC at June 30, 2025.
Adverse Development Cover
On November 11, 2024, Enstar Group Limited (“Enstar”), through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into an adverse development cover agreement with James River (“E&S Top Up ADC”), pursuant to which, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). The E&S Top Up ADC excludes losses related to commercial auto policies issued to a former large insured or its affiliates and is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC executed on July 2, 2024) and up to an aggregate limit of $75.0 million. The E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the adverse development cover upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at June 30, 2025.
Retroactive Reinsurance Accounting
The Company periodically reevaluates the remaining reserves subject to the Commercial Auto LPT, the E&S ADC, and the E&S Top Up ADC, and when recognized adverse prior year development on the subject business causes the cumulative amounts ceded under the agreements to exceed the consideration paid, the agreements move into a gain position subject to retroactive reinsurance accounting under GAAP. Gains are deferred under retroactive reinsurance accounting and recognized in earnings in proportion to actual paid recoveries under the agreements using the recovery method. While the deferral of gains can introduce volatility in the Company's operating results in the short-term, over the life of the contract, we would expect no economic impact to the Company as long as the counterparty performs under the contract. The impact of retroactive reinsurance accounting is not indicative of the Company's current and ongoing operations.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$7,294	$16,731	$9,222	$20,733
(Favorable) adverse prior year development ceded on subject business	(1,414)	1,420	(1,270)	1,897
Retroactive reinsurance benefits under the recovery method	71	(5,104)	(2,001)	(9,583)
Deferred retroactive reinsurance gain at end of period	$5,951	$13,047	$5,951	$13,047

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—	$48,748	$—
Adverse prior year development ceded on subject business	10,582	—	10,582	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$59,330	$—	$59,330	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$56,042	$16,731	$57,970	$20,733
Adverse prior year development ceded on subject business	9,168	1,420	9,312	1,897
Retroactive reinsurance benefits under the recovery method	71	(5,104)	(2,001)	(9,583)
Deferred retroactive reinsurance gain at end of period	$65,281	$13,047	$65,281	$13,047
7.    Other Comprehensive Income (Loss)
The following table summarizes the components of other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) arising during the period, before U.S. income taxes	$6,237	$(3,784)	$24,391	$(13,934)
U.S. income taxes	(1,310)	795	(5,122)	2,926
Unrealized gains (losses) arising during the period, net of U.S. income taxes	4,927	(2,989)	19,269	(11,008)
Less reclassification adjustment:
Net realized investment gains (losses)	—	(798)	25	(1,109)
U.S. income taxes	—	168	(5)	233
Reclassification adjustment for investment losses realized in net income	—	(630)	20	(876)
Other comprehensive income (loss)	$4,927	$(2,359)	$19,249	$(10,132)
In addition to the net realized investment gains (losses) on available-for-sale fixed maturities disclosed above, the Company also recognized net realized and unrealized investment gains (losses) on its investments in bank loan participations and equity securities in the respective periods. Refer to Note 3 for disclosure of these amounts.

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
On March 11, 2024, the Company filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division against Fleming relating to the Stock Purchase Agreement, pursuant to which Fleming agreed to purchase all of the outstanding common shares of JRG Re (the “Transaction”). The complaint alleges that Fleming breached the Stock Purchase Agreement by its refusal to close the Transaction on March 1, 2024 as required under the terms of the Stock Purchase Agreement, and seeks specific performance of Fleming’s obligation to complete the Transaction and an award of damages. The Company subsequently filed a motion for preliminary injunction to require Fleming to fulfill its contractual obligation to close the Transaction, and on April 6, 2024 the Court granted the Company’s motion and ordered Fleming to complete the Transaction on or prior to April 16, 2024. On April 8, 2024, Fleming filed a notice of appeal of the preliminary injunction, which Fleming withdrew on October 9, 2024. The Transaction closed on April 16, 2024. On April 19, 2024, Fleming filed a motion to dismiss the complaint. On May 9, 2024, the Company filed an amended complaint seeking, among other things, specific performance and damages suffered as a result of Fleming's breach of the Stock Purchase Agreement. On June 6, 2024, Fleming filed a motion to dismiss the amended complaint, on July 3, 2024 the Company filed an opposition to the motion to dismiss, on July 24, 2024 Fleming filed its reply to the opposition, and on October 29, 2024 the court heard oral argument on the motion to dismiss.
On July 15, 2024, Fleming filed a lawsuit in the U.S. District Court, Southern District of New York against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract, and seeking unspecified monetary damages, including compensatory, consequential and punitive damages, all associated with Fleming's purchase of JRG Re pursuant to the Stock Purchase Agreement. On July 31, 2024, Fleming filed an amended complaint, on September 13, 2024, the Company filed a motion to dismiss the amended complaint, and on October 18, 2024 Fleming filed a second amended complaint. On November 15, 2024, the Company filed a motion to dismiss the second amended complaint, on December 23, 2024 Fleming filed an opposition to the motion to dismiss, on January 17, 2025 the Company filed its reply to Fleming's opposition, on July 2, 2025 the court heard oral argument on the motion to dismiss, and on July 17, 2025 the court granted the Company's motion to dismiss. The deadline for Fleming to file a notice of appeal is August 18, 2025.
Amounts Recoverable from Reinsurers
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. In addition, on September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At June 30, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $55.3 million and Aleka's obligations under the Commercial Auto LPT was $26.5 million. At June 30, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $24.1 million.
In connection with the execution of the Commercial Auto LPT, James River and Aleka entered into an administrative services agreement (the “Administrative Services Agreement”) with a third party claims administrator (the “Administrator”) pursuant to which the Administrator handles the claims on the Rasier Commercial Auto Policies for the remaining life of those claims. The claims paid by the Administrator are reimbursable by James River, and pursuant to the Administrative Services Agreement, James River established a loss fund trust account for the benefit of the Administrator (the “Loss Fund Trust”) to collateralize its claims payment reimbursement obligations. James River funds the Loss Fund Trust using funds withdrawn from the Indemnity Trust, funds withdrawn from the LPT Trust, and its own funds, in each case in an amount equal to the pro rata portion of the required Loss Fund Trust balance attributable to the Indemnity Agreements, the Commercial Auto LPT and James River’s existing third party reinsurance agreements, respectively. At June 30, 2025, the balance in the Loss Fund Trust was $29.3 million, including $17.4 million representing collateral supporting Rasier’s obligations under the Indemnity Agreements and $7.7 million representing collateral supporting Aleka’s obligations under the Commercial Auto LPT. Funds posted to the Loss Fund Trust are classified as restricted cash equivalents on the Company's balance sheet.
While the Commercial Auto LPT brings economic finality to substantially all of the Rasier Commercial Auto Policies, the Company has credit exposure to Rasier and Aleka under the Indemnity Agreements and the Commercial Auto LPT if the estimated losses and expenses of the Rasier Commercial Auto Policies grow at a faster pace than the growth in the collateral balances. In addition, the Company has credit exposure if its estimates of future losses and loss adjustment expenses and other amounts recoverable under the Indemnity Agreements and the Commercial Auto LPT, which are the basis for establishing the collateral balances, are lower than actual amounts paid or payable. The amount of the Company's credit exposure in any of these instances could be material. To mitigate these risks, the Company closely and frequently monitors its exposure compared to the collateral held, and requests additional collateral in accordance with the terms of the Commercial Auto LPT and Indemnity Agreements when its analysis indicates that it has uncollateralized exposure.
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
Segment profit (loss) is measured by underwriting profit (loss), which is generally defined as net earned premiums and gross fee income (in specific instances when the Company is not retaining insurance risk) in “other income” in the Condensed Consolidated Statements of Income and Comprehensive Income less loss and loss adjustment expenses on business not subject to retroactive reinsurance accounting (see Retroactive Reinsurance Accounting in Note 6 - Reserve for Losses and Loss Adjustment Expenses) and other operating expenses. Other operating expenses include the underwriting, acquisition, and insurance expenses of the operating segments and, for consolidated underwriting profit, the expenses of the Corporate and Other segment. Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company expenses and various other corporate expenses. Net commissions in the table below are net of amounts deferred as deferred policy acquisition costs. Employee compensation includes both cash and share-based compensation, as well as employer expenses related to payroll taxes and benefits, and is net of amounts allocated to losses and loss adjustment expenses and amounts deferred. All other operating expenses include, amongst other expenses, costs for insurance, outside professional fees including legal, audit, and consulting, office rent, bad debt expense, and taxes, licenses and fees on business written. Segment results are reported prior to the effects of intercompany pooling agreements and intercompany reinsurance agreements. All gross written premiums and net earned premiums for all periods presented were

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

generated from policies issued to U.S. based insureds. Segment revenues for each reportable segment include net earned premiums, net investment income, and realized and unrealized (losses) gains on investments.
The Company's Chief Executive Officer (“CEO”) has final authority over segment resource allocation decisions and performance assessment, and consequently, is identified as the Chief Operating Decision Maker (“CODM”). The CEO considers segment underwriting profit (loss) in the annual budget and forecasting process, and in monthly financial reviews of actual segment results compared to budget and prior year periods in order to assess segment performance and make strategic operating decisions regarding the business written by the segments, the allocation of capital and personnel to the segments, and compensation for segment employees. The segment information presented below aligns with the information that is presented regularly to the CEO.
The following table summarizes the Company’s segment results:

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended June 30, 2025
Gross written premiums	$300,444	$77,559	$—	$378,003
Net earned premiums	141,370	11,239	—	152,609
Fee income	—	828	—	828
Losses and loss adjustment expenses	103,099	10,042	—	113,141
Less: losses and loss adjustment expense - retroactive reinsurance	9,239	—	—	9,239
Losses and loss adjustment expenses excluding retroactive reinsurance	93,860	10,042	—	103,902
Other operating expenses:
Net commissions	14,975	(2,412)	—	12,563
Employee compensation	15,497	2,612	5,313	23,422
All other operating expenses	5,331	3,246	2,909	11,486
	35,803	3,446	8,222	47,471
Underwriting profit (loss)	11,707	(1,421)	(8,222)	2,064
Segment revenues	158,320	16,166	357	174,843
Net investment income	15,941	4,224	351	20,516
Interest expense	—	—	5,805	5,805
Segment goodwill	181,831	—	—	181,831
Segment assets	3,639,964	1,351,271	27,087	5,018,322

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Three Months Ended June 30, 2024
Gross written premiums	$292,836	$119,411	$—	$412,247
Net earned premiums	140,447	22,746	—	163,193
Fee income	—	1,277	—	1,277
Losses and loss adjustment expenses	97,849	17,622	—	115,471
Less: losses and loss adjustment expense - retroactive reinsurance	(3,684)	—	—	(3,684)
Losses and loss adjustment expenses excluding retroactive reinsurance	101,533	17,622	—	119,155
Other operating expenses:
Net commissions	12,926	(4,490)	—	8,436
Employee compensation	15,422	3,198	5,586	24,206
All other operating expenses	4,139	4,277	3,038	11,454
	32,487	2,985	8,624	44,096
Underwriting profit (loss)	6,427	3,416	(8,624)	1,219
Segment revenues	159,572	28,055	662	188,289
Net investment income	20,255	4,097	579	24,931
Interest expense	—	—	6,344	6,344
Segment goodwill	181,831	—	—	181,831
Segment assets	3,211,050	1,385,738	141,418	4,738,206

As of and for the Six Months Ended June 30, 2025
Gross written premiums	$513,687	$158,677	$—	$672,364
Net earned premiums	278,398	26,113	—	304,511
Fee income	—	1,660	—	1,660
Losses and loss adjustment expenses	189,975	22,691	—	212,666
Less: losses and loss adjustment expense - retroactive reinsurance	7,311	—	—	7,311
Losses and loss adjustment expenses excluding retroactive reinsurance	182,664	22,691	—	205,355
Other operating expenses:
Net commissions	29,976	(5,264)	—	24,712
Employee compensation	31,897	5,423	13,763	51,083
All other operating expenses	10,496	6,650	5,090	22,236
	72,369	6,809	18,853	98,031
Underwriting profit (loss)	23,365	(1,727)	(18,853)	2,785
Segment revenues	309,856	36,263	1,013	347,132
Net investment income	31,159	8,541	824	40,524
Interest expense	—	—	11,346	11,346
Segment goodwill	181,831	—	—	181,831
Segment assets	3,639,964	1,351,271	27,087	5,018,322

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Excess and Surplus Lines	Specialty Admitted Insurance	Corporate and Other	Total
	(in thousands)
As of and for the Six Months Ended June 30, 2024
Gross written premiums	$506,527	$236,530	$—	$743,057
Net earned premiums	286,070	48,814	—	334,884
Fee income	—	2,587	—	2,587
Losses and loss adjustment expenses	187,452	38,068	—	225,520
Less: losses and loss adjustment expense - retroactive reinsurance	(7,686)	—	—	(7,686)
Losses and loss adjustment expenses excluding retroactive reinsurance	195,138	38,068	—	233,206
Other operating expenses:
Net commissions	27,171	(6,670)	—	20,501
Employee compensation	30,915	6,652	13,436	51,003
All other operating expenses	7,928	9,149	6,325	23,402
	66,014	9,131	19,761	94,906
Underwriting profit (loss)	24,918	4,202	(19,761)	9,359
Segment revenues	328,493	59,591	1,332	389,416
Net investment income	38,681	8,083	799	47,563
Interest expense	—	—	12,829	12,829
Segment goodwill	181,831	—	—	181,831
Segment assets	3,211,050	1,385,738	141,418	4,738,206

The following table reconciles the underwriting profit (loss) of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$11,707	$6,427	$23,365	$24,918
Specialty Admitted Insurance	(1,421)	3,416	(1,727)	4,202
Total underwriting profit of operating segments	10,286	9,843	21,638	29,120
Other operating expenses of the Corporate and Other segment	(8,222)	(8,624)	(18,853)	(19,761)
Underwriting profit	2,064	1,219	2,785	9,359
Losses and loss adjustment expenses – retroactive reinsurance	(9,239)	3,684	(7,311)	7,686
Net investment income	20,516	24,931	40,524	47,563
Net realized and unrealized (losses) gains on investments	(352)	(2,305)	(1,723)	2,278
Other income and expenses	234	(905)	589	(726)
Interest expense	(5,805)	(6,344)	(11,346)	(12,829)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income from continuing operations before income taxes	$7,327	$20,189	$23,336	$53,149

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

10.    Other Operating Expenses and Other Expenses
Other operating expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amortization of policy acquisition costs	$17,396	$13,765	$34,936	$31,805
Other underwriting expenses of the operating segments	21,853	21,707	44,242	43,340
Other operating expenses of the Corporate and Other segment	8,222	8,624	18,853	19,761
Total	$47,471	$44,096	$98,031	$94,906
Other expenses of $1.0 million and $1.6 million for the three and six months ended June 30, 2025, respectively ($2.1 million and $2.8 million in the respective prior year periods), primarily consist of certain nonoperating expenses including legal and other professional fees and other expenses related to various strategic initiatives.
11.    Senior Debt
On June 12, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced the Company’s previous Third Amended and Restated Credit Agreement dated as of July 7, 2023, as amended (the “Previous Credit Agreement”), that provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer has a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on the Secured Overnight Financing Rate (“SOFR”) plus a specified margin based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, the Company will pay an unused facility fee on each lender’s commitment.
At June 30, 2025, the Company had a drawn balance of $210.8 million outstanding on the unsecured revolver of the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.
The Credit Agreement provides for an accordion feature that permits the Company to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at June 30, 2025.
In connection with the Credit Agreement, James River UK and James River Group each entered into a Continuing Guaranty of Payment dated June 12, 2025 (each, a “Payment Guaranty”). Pursuant to its respective Payment Guaranty, each of James River UK and James River Group guarantees the payment and performance of the Company’s obligations under the Credit Agreement and other loan documents.
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
Assets measured at fair value on a recurring basis as of June 30, 2025 are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$—	$199,490	$—	$199,490
Residential mortgage-backed	—	397,110	—	397,110
Corporate	—	528,508	—	528,508
Commercial mortgage and asset-backed	—	156,817	—	156,817
U.S. Treasury securities and obligations guaranteed by the U.S. government	18,292	—	—	18,292
Total fixed maturity securities, available-for-sale	$18,292	$1,281,925	$—	$1,300,217
Equity securities:
Preferred stock	—	73,022	—	73,022
Common stock	12,488	2,531	1	15,020
Total equity securities	$12,488	$75,553	$1	$88,042
Bank loan participations	$—	$158,871	$—	$158,871
Short-term investments	$—	$111,216	$—	$111,216

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

A reconciliation of the beginning and ending balances of available-for-sale fixed maturity securities, equity securities, and bank loan participations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$2	$17	$5	$11
Transfers out of Level 3	—	—	—	—
Transfers in to Level 3	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Maturities, calls and paydowns	—	—	—	—
Amortization of discount	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(1)	(12)	(4)	(6)
Included in other comprehensive income	—	—	—	—
Ending balance	$1	$5	$1	$5

The Company held one equity security at December 31, 2024 and June 30, 2025 for which the fair value was determined using significant unobservable inputs (Level 3). The fair value of $1,000 at June 30, 2025 for the equity security was obtained from our asset manager and was derived from an internal model.
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
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2025 or 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Investments for which external sources are not available or are determined by the investment manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost, and prices received for securities with similar terms of the same issuer or similar issuers. At June 30, 2025 and December 31, 2024, there were no investments for which external sources were unavailable to determine fair value.
The carrying values and fair values of financial instruments are summarized below:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Fixed maturity securities, available-for-sale	$1,300,217	$1,300,217	$1,189,733	$1,189,733
Equity securities	88,042	88,042	86,479	86,479
Bank loan participations	158,871	158,871	142,410	142,410
Cash and cash equivalents	220,041	220,041	362,345	362,345
Restricted cash equivalents	29,321	29,321	28,705	28,705
Short-term investments	111,216	111,216	97,074	97,074
Other invested assets – notes receivable	33,076	33,899	13,902	12,877
Liabilities
Senior debt	225,800	234,431	200,800	201,787
Junior subordinated debt	104,055	121,250	104,055	121,766

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
The fair values of other invested assets-notes receivable, senior debt, and junior subordinated debt at June 30, 2025 and December 31, 2024 were determined by calculating the present value of expected future cash flows under the terms of the note agreements or debt agreements, as applicable, discounted at an estimated market rate of interest at June 30, 2025 and December 31, 2024, respectively. The Company also utilized an internally developed valuation model based on the spread of a comparable market index to determine the fair value of certain other invested assets-notes receivable at June 30, 2025 and December 31, 2024.
The fair values of senior debt, junior subordinated debt, and investments in notes receivable, classified in other invested assets, at June 30, 2025 and December 31, 2024 were determined using inputs to the valuation methodology that are unobservable (Level 3).

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

13.    Series A Preferred Shares
The Company has 112,500 7% Series A Perpetual Cumulative Convertible Preferred Shares, par value $0.00125 per share (the “Series A Preferred Shares”) outstanding as of June 30, 2025 and December 31, 2024. The Series A Preferred Shares were issued on March 1, 2022 and are held by GPC Partners Investments (Thames) LP (“GPC Partners”), an affiliate of Gallatin Point Capital LLC.
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
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the Liquidation Preference per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at the Company’s election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, subject to a cap of 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $3.9 million and $5.3 million were paid on the Series A Preferred Shares in the six months ended June 30, 2025 and 2024, respectively.
The Series A Preferred Shares are convertible at the option of the holders thereof at any time into common shares at a conversion price of $8.32, making the Series A Preferred Shares convertible into 13,521,634 common shares. The conversion price is subject to customary anti-dilution adjustments, including cash dividends on the common shares above specified levels.
The Certificate of Designations setting forth the terms of the Series A Preferred Shares (the “Certificate of Designations”) limits the Company's ability to pay dividends to its common shareholders. If the Company pays cash dividends of more than $0.05 per common share per quarter, without the consent of at least the majority of the Series A Preferred Shares then outstanding, the Company will be required to reduce the conversion price of the Series A Preferred Shares. Additionally, the payment of cash dividends in excess of $0.10 per common share per quarter is not permitted if the dividends on the Series A Preferred Shares for that quarter are not paid in cash, unless the Company’s insurance subsidiaries satisfy certain capital requirements. Share dividends payable on the common shares to the Company's shareholders also trigger a reduction of the conversion price applicable to the Series A Preferred Shares. None of the triggers that would result in additional adjustments to the conversion price have been met at June 30, 2025.
If at any time the volume-weighted average price (“VWAP”) per common share is greater than 200% of the then applicable conversation price for at least twenty (20) consecutive trading days, the Company will be able to elect to convert (a “Mandatory Conversion”) all of the outstanding Series A Preferred Shares into common shares. In the case of a Mandatory Conversion, each Series A Preferred Share then outstanding will be converted into (i) the number of common shares equal to the quotient of (A) the sum of the Liquidation Preference and the accrued and unpaid dividends with respect to such Series A Preferred Share to be converted divided by (B) the conversion price of such share in effect as of the date of the Mandatory Conversion plus (ii) cash in lieu of fractional shares.
Upon any Mandatory Conversion on or before March 1, 2027, all dividends that would have accrued from the date of the Mandatory Conversion to the later of March 1, 2027 or the last day of the eighth quarter following the date of the Mandatory Conversion, the last eight quarters of which will be discounted to present value using a discount rate of 3.5% per annum, and will be immediately payable in common shares, valued at the average of the daily VWAP of the Company’s common shares during the five (5) trading days immediately preceding the conversion.
The holders of the Series A Preferred Shares may require the Company to repurchase their shares upon the occurrence of certain change of control events. Upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations), each holder of outstanding Series A Preferred Shares will be permitted to, at its election, (i) effective as of immediately prior to the Fundamental Change, convert all or a portion of its Series A Preferred Shares into common shares, or (ii) require the Company to repurchase any or all of such holder’s Series A Preferred Shares at a purchase price per Series A Preferred Share equal to the Liquidation Preference of such Series A Preferred Share plus accrued and unpaid dividends plus, if the Fundamental Change repurchase occurs prior to March 1, 2027, all dividends that would have accrued up to such date, but that have not been paid. The repurchase price will be payable in cash.
Because the Company may be required to repurchase all or a portion of the Series A Preferred Shares at the option of the holder upon the occurrence of certain change of control events, the Series A Preferred Shares are classified as mezzanine equity in the Company's condensed consolidated balance sheets and recognized at their determined fair value of $133.1 million. The Series A Preferred Shares were valued using a lattice method commonly applied to value preferred shares. The Series A Preferred Shares are classified as Level 3 in the valuation hierarchy due to the presence of significant unobservable inputs.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Certificate of Designations limits transfers of the Series A Preferred Shares without the Company’s consent if, after the transfer, the transferee would hold 9.9% or more of the voting equity of the Company or, in the event of an A.M. Best downgrade of James River Insurance Company below A- (Excellent), 19.9% of the voting equity.
Under the terms of the Investment Agreement, GPC Partners has the right to designate one member of the Board (the “Series A Designee”). GPC Partners designated Matthew Botein as the Series A Designee, and Mr. Botein was approved by the Board as a Class I director with a term that expired at the 2024 annual general meeting of the Company’s shareholders. Mr. Botein was re-elected as a director at the 2024 annual general meeting for a term ending at the 2025 annual general meeting.
14.    Capital Stock and Equity Awards
Common Shares
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,895,335 at June 30, 2025, reflecting 251,017 common shares issued in the six months ended June 30, 2025 related to vesting of RSUs.
Dividends
The Company declared the following dividends on common shares during the first six months of 2025 and 2024:

Date of Declaration	Dividend per Common Share	Payable to Shareholders of Record on	Payment Date	Total Amount
2025
February 20, 2025	$0.01	March 10, 2025	March 31, 2025	$477,412
April 24, 2025	$0.01	June 9, 2025	June 30, 2025	476,186
	$0.02			$953,598

2024
February 15, 2024	$0.05	March 11, 2024	March 29, 2024	$1,940,410
April 25, 2024	$0.05	June 10, 2024	June 28,2024	1,938,439
	$0.10			$3,878,849
Included in the total dividends for the six months ended June 30, 2025 and 2024 are $36,000 and $96,000, respectively, of dividend equivalents on unvested RSUs. The balance of dividends payable on unvested RSUs was $137,000 at June 30, 2025 and $252,000 at December 31, 2024.
Equity Incentive Plans
The Company’s shareholders have approved various equity incentive plans, including the 2014 Long Term Incentive Plan (“2014 LTIP”) and the 2014 Non-Employee Director Incentive Plan (“2014 Director Plan”) (collectively, the “Plans”). All awards issued under the Plans are issued at the discretion of the Board of Directors.
Employees are eligible to receive non-qualified stock options, incentive stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 LTIP. At June 30, 2025, the maximum number of shares available for issuance under the 2014 LTIP was 5,507,650 and 599,695 shares were available for grant.
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

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Non-employee directors of the Company are eligible to receive non-qualified stock options, share appreciation rights, performance shares, restricted shares, RSUs, and other awards under the 2014 Director Plan. At June 30, 2025, the maximum number of shares available for issuance under the 2014 Director Plan was 250,000 and 50,410 shares were available for grant.
Generally, awards issued under the 2014 LTIP and 2014 Director Plan vest immediately in the event that an award recipient is terminated without Cause (as defined in the applicable plans), and in the case of the 2014 LTIP for Good Reason (as defined in the applicable plans), at any time following a Change in Control (as defined in the applicable plans).
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,321,733	$3.68	537,060	$9.76
Vested	(362,216)	$18.00	(268,993)	$25.11
Forfeited	(121,369)	$6.50	(76,305)	$15.56
Unvested, end of period	1,723,321	$6.44	943,016	$15.84
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
Options
At December 31, 2023, the Company had 74,390 options outstanding with an average weighted exercise price of $42.17. The options lapsed in the six months ended June 30, 2024, after which, there have been no options outstanding.
Compensation Expense
Share based compensation expense is recognized on a straight-line basis over the vesting period. The amount of expense and related tax benefit is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Share based compensation expense	$834	$1,553	$3,494	$4,228
U.S. tax benefit on share based compensation expense	134	293	651	790
At June 30, 2025, the Company had $6.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.
15.    Subsequent Events
On July 24, 2025, the Board of Directors declared a cash dividend of $0.01 per common share. The dividend is payable on September 30, 2025 to shareholders of record on September 15, 2025.
On July 24, 2025, the Board of Directors declared a dividend of up to $2.0 million on the Series A Preferred Shares. The dividend will be payable in cash on September 30, 2025 to shareholders of record on September 15, 2025.

JAMES RIVER GROUP HOLDING, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On July 24, 2025, the Board of Directors approved awards under the 2014 LTIP and the 2014 Director Plan to the Company’s employees and directors with fair values of $250,000 and $31,000, respectively, and grant dates of August 6, 2025 and July 24, 2025, respectively.
On July 17, 2025, the U.S. District Court, Southern District of New York granted the Company’s motion to dismiss the lawsuit filed on July 15, 2024 by Fleming against JRG Holdings and certain of its officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, common law fraud, and breaches of contract associated with Fleming’s purchase of JRG Re pursuant to the Stock Purchase Agreement. The deadline for Fleming to file a notice of appeal is August 18, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Accident year loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses for the current accident year (excluding development on prior accident year reserves) to net earned premiums for the current year (excluding ceded earned premium associated with adverse development covers covering prior accident years and net earned premium adjustments on certain reinsurance treaties with reinstatement premiums associated with prior years).
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
The E&S ADC was effective January 1, 2024 (the “Effective Date”) and applies to James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive), excluding, among others, losses related to commercial auto policies issued to a former large insured or its affiliates (the “Subject Business”). Pursuant to the E&S ADC, (a) State National reinsures 85% of losses paid on and after the Effective Date in respect of the Subject Business in excess of $716.6 million up to an aggregate limit of $467.1 million (with State National’s share of the aggregate limit being $397.0 million) in exchange for a reinsurance premium paid by James River equal to $313.2 million, and (b) James River continues to manage claims and to manage and collect the benefit of other existing third-party reinsurance on the Subject Business, which third-party reinsurance inures to the benefit of the E&S ADC. The Company has $28.8 million of aggregate limit remaining on the E&S ADC at June 30, 2025.
Enstar Strategic Relationship
The Company commenced a multi-pronged strategic relationship with Enstar Group Limited (“Enstar”). As part of this, on November 11, 2024, Enstar, through its subsidiary Cavello Bay Reinsurance Limited (“Cavello Bay”), entered into (i) a subscription agreement to purchase $12.5 million of the Company’s common shares at a share price of $6.40, which shares are in addition to 637,640 shares Enstar previously purchased in the open market, and (ii) an adverse development cover agreement with James River (the “E&S Top Up ADC”). Pursuant to the E&S Top Up ADC, in exchange for a premium of $52.8 million (less an amount equal to the federal excise tax payable on the premium), Cavello Bay reinsures, effective January 1, 2024, 100% of the losses associated with James River’s Excess & Surplus Lines segment casualty portfolio losses attaching to premium earned during 2010-2023 (both years inclusive). This agreement excludes losses related to commercial auto policies issued to a former large insured or its affiliates. It is subject to a retention by James River of $1,183.7 million (the limit of the E&S ADC) and up to an aggregate limit of $75.0 million. Enstar’s purchase of common shares and the E&S Top Up ADC closed on December 23, 2024. The Company recognized a $52.8 million reduction in pre-tax income in connection with the E&S Top Up ADC upon closing. The Company has $75.0 million of aggregate limit remaining on the E&S Top Up ADC at June 30, 2025.
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

RESULTS OF OPERATIONS
The following table summarizes our results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in thousands)
Gross written premiums	$378,003	$412,247	(8.3)%	$672,364	$743,057	(9.5)%
Net retention	46.6%	44.0%		45.2%	43.0%
Net written premiums	$175,990	$181,353	(3.0)%	$303,946	$319,525	(4.9)%
Net earned premiums	$152,609	$163,193	(6.5)%	$304,511	$334,884	(9.1)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(103,902)	(119,155)	(12.8)%	(205,355)	(233,206)	(11.9)%
Other operating expenses	(46,643)	(42,819)	8.9%	(96,371)	(92,319)	4.4%
Underwriting profit (1), (2)	2,064	1,219	69.3%	2,785	9,359	(70.2)%
Losses and loss adjustment expenses - retroactive reinsurance	(9,239)	3,684	—	(7,311)	7,686	—
Net investment income	20,516	24,931	(17.7)%	40,524	47,563	(14.8)%
Net realized and unrealized (losses) gains on investments	(352)	(2,305)	(84.7)%	(1,723)	2,278	—
Other income and expense	234	(905)	—	589	(726)	—
Interest expense	(5,805)	(6,344)	(8.5)%	(11,346)	(12,829)	(11.6)%
Amortization of intangible assets	(91)	(91)	—	(182)	(182)	—
Income from continuing operations before taxes	7,327	20,189	(63.7)%	23,336	53,149	(56.1)%
Income tax expense on continuing operations	2,207	5,711	(61.4)%	7,228	15,163	(52.3)%
Net income from continuing operations	5,120	14,478	(64.6)%	16,108	37,986	(57.6)%
Net loss from discontinued operations	(361)	(6,853)	(94.7)%	(1,775)	(14,958)	(88.1)%
Net income	4,759	7,625	(37.6)%	14,333	23,028	(37.8)%
Dividends on Series A Preferred Shares	(1,969)	(2,625)	(25.0)%	(3,938)	(5,250)	(25.0)%
Net income available to common shareholders	$2,790	$5,000	(44.2)%	$10,395	$17,778	(41.5)%
Adjusted net operating income (1)	$11,693	$12,664	(7.7)%	$20,795	$27,496	(24.4)%
Ratios:
Loss ratio	68.1%	73.0%		67.4%	69.6%
Expense ratio	30.5%	26.3%		31.7%	27.6%
Combined ratio	98.6%	99.3%		99.1%	97.2%
Accident year loss ratio	64.9%	66.0%		65.2%	66.3%
(1)Underwriting profit and adjusted net operating income are non-GAAP measures. See “Reconciliation of Non-GAAP Measures.”
(2)Included in underwriting results for the three and six months ended June 30, 2025 and 2024 is gross fee income of $3.9 million and $8.3 million, respectively ($5.6 million and $10.9 million in the respective prior year periods).
Three Months Ended June 30, 2025 and 2024
The Company produced net income from continuing operations of $5.1 million for the three months ended June 30, 2025 compared to $14.5 million for the three months ended June 30, 2024. Adjusted net operating income was $11.7 million and $12.7 million in the respective periods.
Underwriting profits were $2.1 million and $1.2 million (combined ratios of 98.6% and 99.3%) for the three months ended June 30, 2025 and 2024, respectively, reflecting higher underwriting profit in our Excess and Surplus Lines segment which was partially offset by an underwriting loss in our Specialty Admitted Insurance segment. Underwriting results for the three months ended June 30, 2025 and 2024 include $2.7 million and $1.2 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The premium adjustments reduced net written and net earned premiums, and underwriting profit in the respective quarters, and resulted in increases to our combined ratio of 1.7 and 0.7 percentage points, respectively.
The loss ratio for the three months ended June 30, 2025 improved compared to the prior year quarter largely driven by net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) which was $3.0 million or 2.0 points adverse in the three months ended June 30, 2025 compared to $10.7 million or 6.5 points adverse in the three months ended June 30, 2024. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.2 and 0.5 points. The loss ratio for the current year quarter also benefited from a lower current accident year loss ratio and segment mix with the Excess and Surplus Lines segment representing 92.6% of consolidated net earned premiums in the three months ended June 30, 2025 compared to 86.1% in the three months ended June 30, 2024.
Our expense ratio increased from 26.3% in the prior year quarter to 30.5% in the current year quarter reflecting higher expense ratios for both operating segments, partially offset by lower expenses in the Corporate and Other segment. Refer to the Segment Results section below for further discussion of the segment expense ratios. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective consolidated expense ratios by 0.5 and 0.3 points in the respective three month periods.
Investment income declined by $4.4 million or 17.7% in the three months ended June 30, 2025 compared to the same period in the prior year driven by lower invested assets following the funding of strategic initiatives during the second half of 2024 including the reinsurance premium paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. Net realized and unrealized losses on investments were lower in the current year quarter largely due to unfavorable mark-to-market adjustments in the prior year quarter on equity securities of $1.1 million and bank loan participations of $753,000 (see Investing Results below).
The Company entered into a definitive agreement on November 8, 2023 to sell JRG Re. The sale closed on April 16, 2024 and discontinued operations in the prior year period includes the operating results of JRG Re which were a loss of $5.7 million for the period April 1, 2024 to April 16, 2024. The loss on disposal, also included in discontinued operations above, was $361,000 and $1.2 million in the three months ended June 30, 2025 and 2024, respectively.
Adjusted net operating results decreased by $971,000 or 7.7% from the prior year quarter mostly due to the lower investment income. Growth in tangible common equity of 5.3% in the current quarter was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income due to a decline in interest rates. Our 14.0% adjusted net operating return on tangible common equity for the three months ended June 30, 2025 compares to a 14.9% return for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 and 2024
The Company produced net income from continuing operations of $16.1 million for the six months ended June 30, 2025 compared to $38.0 million for the six months ended June 30, 2024. Adjusted net operating income was $20.8 million and $27.5 million in the respective periods.
Underwriting profits were $2.8 million and $9.4 million (combined ratios of 99.1% and 97.2%) for the six months ended June 30, 2025 and 2024, respectively. Underwriting results for the respective six month periods include $5.8 million and $1.2 million of premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment. The premium adjustments reduced net written and net earned premiums, and underwriting profit and increased our combined ratio by 1.9 and 0.3 percentage points in the respective periods.
Our loss ratio of 67.4% for the six months ended June 30, 2025 improved compared to the prior year loss ratio of 69.6% primarily reflecting net reserve development on prior accident years (excluding adverse prior year development from continuing operations that is subject to retroactive reinsurance accounting - see discussion below) which was $2.9 million or 1.0 points adverse in the six months ended June 30, 2025 compared to $10.3 million or 3.1 points adverse in the six months ended June 30, 2024. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective loss ratios by 1.2 and 0.2 points. The current year loss ratio also benefited from a lower current accident year loss ratio and segment mix with the Excess and Surplus Lines segment representing 91.4% of consolidated net earned premiums in the six months ended June 30, 2025 compared to 85.4% in the six months ended June 30, 2024.
Our expense ratio increased from 27.6% in the prior year to 31.7% in the current year reflecting higher expense ratios for both operating segments, partially offset by lower expenses in the Corporate and Other segment. Refer to the Segment Results section below for further discussion of the segment expense ratios. Premium adjustments associated with prior years including reinstatement premium in the Excess and Surplus Lines segment increased the respective consolidated expense ratios by 0.7 and 0.1 points.
Investment income declined by $7.0 million or 14.8% in the six months ended June 30, 2025 compared to the same period in the prior year driven by lower invested assets following the funding of strategic initiatives during the second half of 2024 including the reinsurance premium paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. Net realized and unrealized losses on investments of $1.7 million for the six months ended June 30, 2025 include $2.1 million of net realized and unrealized losses on bank loan participations, partially offset by $313,000 of net realized and unrealized gains on equity securities. Net realized and unrealized gains of $2.3 million for the six months ended June 30, 2024 were largely due to favorable mark-to-market adjustments on equity securities of $3.1 million (see Investing Results below).
Discontinued operations in the prior year period includes the operating results of JRG Re which were a loss of $13.6 million for the six months ended June 30, 2024. The prior year loss from discontinued operations primarily reflects net adverse development of $7.1 million on treaties not subject to the Casualty Re loss portfolio transfer. The loss on disposal, also included in discontinued operations above, was $1.8 million and $1.4 million in the six months ended June 30, 2025 and 2024, respectively.
Adjusted net operating results declined from the prior year by $6.7 million or 24.4% due to the lower underwriting results and lower investment income. Growth in tangible common equity of 12.8% for the six months ended June 30, 2025 was largely driven by net income and unrealized gains on fixed maturities in other comprehensive income due to a decline in interest rates. Our 12.8% adjusted net operating return on tangible common equity for the six months ended June 30, 2025 compares to a 16.1% return for the six months ended June 30, 2024.
Loss Portfolio Transfers and Adverse Development Covers
Loss portfolio transfers and adverse development covers are forms of retroactive reinsurance utilized by the Company to transfer losses and loss adjustment expenses and associated risk of adverse development on covered subject business, as defined in the respective agreements, to an assuming reinsurer in exchange for a reinsurance premium. This reinsurance can bring economic finality (up to the limit of such agreements, if applicable) on the subject risks when they no longer meet the Company's risk appetite or are no longer aligned with the Company's risk management strategy. In addition to the E&S ADC and E&S Top Up ADC described in “Recent Strategic Actions”, the Company also participates in a Commercial Auto loss portfolio transfer.
Commercial Auto Loss Portfolio Transfer
On September 27, 2021, James River Insurance and James River Casualty Company (together, “James River”) entered into a loss portfolio transfer transaction (the “Commercial Auto LPT”) with Aleka Insurance, Inc. (“Aleka”), a captive insurance company affiliate of Rasier LLC, to reinsure substantially all of the Excess and Surplus Lines segment's legacy portfolio of commercial auto policies previously issued to Rasier LLC and its affiliates (collectively, “Rasier”) for which James River is not otherwise indemnified by Rasier. The reinsurance coverage is structured to be fully collateralized, is not subject to an aggregate limit, and is subject to certain exclusions. The cumulative amounts ceded under the loss portfolio transfer were $458.0 million and $459.3 million as of June 30, 2025 and December 31, 2024, respectively.
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

The following tables summarize the retroactive reinsurance accounting for the Commercial Auto LPT and the E&S ADC for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Commercial Auto LPT
Deferred retroactive reinsurance gain at beginning of period	$7,294	$16,731	$9,222	$20,733
(Favorable) adverse prior year development ceded on subject business	(1,414)	1,420	(1,270)	1,897
Retroactive reinsurance benefits under the recovery method	71	(5,104)	(2,001)	(9,583)
Deferred retroactive reinsurance gain at end of period	$5,951	$13,047	$5,951	$13,047

E&S ADC
Deferred retroactive reinsurance gain at beginning of period	$48,748	$—	$48,748	$—
Adverse prior year development ceded on subject business	10,582	—	10,582	—
Retroactive reinsurance benefits under the recovery method	—	—	—	—
Deferred retroactive reinsurance gain at end of period	$59,330	$—	$59,330	$—

Total
Deferred retroactive reinsurance gain at beginning of period	$56,042	$16,731	$57,970	$20,733
Adverse prior year development ceded on subject business	9,168	1,420	9,312	1,897
Retroactive reinsurance benefits under the recovery method	71	(5,104)	(2,001)	(9,583)
Deferred retroactive reinsurance gain at end of period	$65,281	$13,047	$65,281	$13,047
Premiums
Insurance premiums are earned ratably over the terms of our insurance policies, generally twelve months. The following table summarizes the change in premium volume by component and business segment:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums:
Excess and Surplus Lines	$300,444	$292,836	2.6%	$513,687	$506,527	1.4%
Specialty Admitted Insurance	77,559	119,411	(35.0)%	158,677	236,530	(32.9)%
	$378,003	$412,247	(8.3)%	$672,364	$743,057	(9.5)%
Net written premiums:
Excess and Surplus Lines	$166,645	$161,601	3.1%	$281,724	$279,026	1.0%
Specialty Admitted Insurance	9,345	19,752	(52.7)%	22,222	40,499	(45.1)%
	$175,990	$181,353	(3.0)%	$303,946	$319,525	(4.9)%
Net earned premiums:
Excess and Surplus Lines	$141,370	$140,447	0.7%	$278,398	$286,070	(2.7)%
Specialty Admitted Insurance	11,239	22,746	(50.6)%	26,113	48,814	(46.5)%
	$152,609	$163,193	(6.5)%	$304,511	$334,884	(9.1)%
Gross written premiums for the Excess and Surplus Lines segment (which represents 76.4% of our consolidated gross written premiums from continuing operations in the six months ended June 30, 2025) grew by 2.6% and 1.4% over the three and six month periods in the prior year driven by expansion in our largest underwriting divisions. Given changes in our underwriting appetite, we are being selective in certain lines of business. Submissions for Core E&S lines (excluding commercial auto) for the six months ended June 30, 2025 was 5.7% higher than the same period in the prior year. The number of bound policies in the six months ended June 30, 2025 declined 2.5% from the prior year period, and average premium size decreased 16.0% due to our focus on writing smaller accounts and the mix of business. Renewal rates for the Excess and Surplus Lines segment were up 13.9% and 11.7% compared to the three and six months ended June 30, 2024, respectively. The increases were widespread across most underwriting divisions. Excess Casualty, our largest division, saw increases of 24.2% and 20.2% compared to the three and six month prior year periods. The change in gross written premiums was notable in several divisions as shown below:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Excess Casualty	$101,034	$96,462	4.7%	$171,796	$166,292	3.3%
General Casualty	73,772	69,506	6.1%	117,430	113,258	3.7%
Manufacturers & Contractors	47,274	46,445	1.8%	87,900	84,349	4.2%
Excess Property	14,895	18,426	(19.2)%	26,486	31,995	(17.2)%
Energy	17,275	15,487	11.5%	24,699	24,300	1.6%
Allied Health	11,056	8,829	25.2%	18,305	15,560	17.6%
Environmental	4,604	5,832	(21.1)%	7,666	11,076	(30.8)%
All other Core E&S divisions	24,580	24,517	0.3%	46,742	47,564	(1.7)%
Total Core E&S divisions	294,490	285,504	3.1%	501,024	494,394	1.3%
Commercial Auto	$5,954	$7,332	(18.8)%	12,663	12,133	4.4%
Excess and Surplus Lines gross written premium	$300,444	$292,836	2.6%	$513,687	$506,527	1.4%
Gross written premiums for the Specialty Admitted Insurance segment (which represents 23.6% of our consolidated gross written premiums for the six months ended June 30, 2025) declined from the three and six month periods in the prior year driven by several non-renewals in our fronting business, reflective of the Company's strategy to remain opportunistic in the current market environment and manage this segment to retain minimal risk. Individual risk workers' compensation premium continues to run off following the sale of the renewal rights to that business in 2023.
Net Retention
Our net premium retention is summarized by segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Excess and Surplus Lines	55.5%	55.2%	54.8%	55.1%
Specialty Admitted Insurance	12.0%	16.5%	14.0%	17.1%
Total	46.6%	44.0%	45.2%	43.0%
Net premium retention for the Excess and Surplus Lines segment in the three and six months ended June 30, 2025 was impacted by $2.7 million and $5.8 million ($1.2 million in each of the respective three and six month prior year periods) of premium adjustments associated with prior years including reinstatement premium which reduced net written premiums and the net retention ratio.
The net premium retention for the fronting business in the Specialty Admitted Insurance segment declined in the three and six months ended June 30, 2025 as compared to the respective prior year periods due to the mix of business, including the impact of certain non-renewals in our fronting business, and changes in reinsurance as coverages renew.

Segment Results
The following table presents our combined ratios by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Excess and Surplus Lines	91.7%	95.4%	91.6%	91.3%
Specialty Admitted Insurance	112.6%	85.0%	106.6%	91.4%
Total	98.6%	99.3%	99.1%	97.2%
Excess and Surplus Lines Segment
Results for the Excess and Surplus Lines segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums	$300,444	$292,836	2.6%	$513,687	$506,527	1.4%
Net written premiums	$166,645	$161,601	3.1%	$281,724	$279,026	1.0%
Net earned premiums	$141,370	$140,447	0.7%	$278,398	$286,070	(2.7)%
Losses and loss adjustment expenses excluding retroactive reinsurance	(93,860)	(101,533)	(7.6)%	(182,664)	(195,138)	(6.4)%
Underwriting expenses	(35,803)	(32,487)	10.2%	(72,369)	(66,014)	9.6%
Underwriting profit (1)	$11,707	$6,427	82.2%	$23,365	$24,918	(6.2)%
Ratios:
Loss ratio	66.4%	72.3%		65.6%	68.2%
Expense ratio	25.3%	23.1%		26.0%	23.1%
Combined ratio	91.7%	95.4%		91.6%	91.3%
Accident year loss ratio	63.5%	64.2%		63.5%	64.2%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
The Excess and Surplus Lines segment produced underwriting profits of $11.7 million and $6.4 million (combined ratios of 91.7% and 95.4%) in the three months ended June 30, 2025 and 2024, respectively. The underwriting results for the respective three month periods were impacted by $2.7 million and $1.2 million of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratios by 1.7 and 0.8 percentage points, respectively.
The loss ratio for the three months ended June 30, 2025 improved compared to the ratio for the prior year period primarily due to less net adverse reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) which was $2.3 million or 1.6 points adverse in the three months ended June 30, 2025 compared to $10.7 million or 7.6 points adverse in the three months ended June 30, 2024. The adverse development in the prior year period included $9.7 million that was subject to the E&S ADC. The E&S ADC was effective January 1, 2024, but closed on July 2, 2024. As such, recoveries were recognized beginning in the third quarter of 2024. The premium adjustments associated with prior years including reinstatement premium increased the respective loss ratios by 1.2 and 0.6 percentage points.
The expense ratio increased from 23.1% in the prior year quarter to 25.3% in the current year quarter due to the impact of the premium adjustments associated with prior years including reinstatement premium, lower ceding commissions due to changes in reinsurance treaty structure, and higher expenses for outside consulting, software, and bad debts. The premium adjustments increased the segment expense ratio by 0.5 and 0.2 percentage points in the respective periods.

For the six months ended June 30, 2025 and 2024, the Excess and Surplus Lines segment produced underwriting profits of $23.4 million and $24.9 million (combined ratios of 91.6% and 91.3%), respectively. The underwriting results were impacted by $5.8 million and $1.2 million, respectively, of premium adjustments associated with prior years including reinstatement premium which reduced net written and net earned premiums, and underwriting profit. The premium adjustments increased the segment combined ratio by 1.9 and 0.4 in the respective six-month periods.
The six-month loss ratios include net reserve development on prior accident years (excluding adverse prior year development that is subject to retroactive reinsurance accounting - see discussion above) that was $2.3 million or 0.8 points adverse for the six months ended June 30, 2025 compared to $10.7 million or 3.7 points adverse in the six months ended June 30, 2024. The premium adjustments increased the segment loss ratio by 1.3 and 0.3 in the respective six-month periods.
The expense ratio increased from 23.1% for the six months ended June 30, 2024 to 26.0% in the corresponding current year period reflecting lower net earned premium, including the impact of the premium adjustments associated with prior years including reinstatement premium, lower ceding commissions due to changes in reinsurance treaty structure, and higher expenses for compensation, outside consulting, software, and bad debts. The premium adjustments increased the segment expense ratio by 0.6 and 0.1 percentage points in the respective six-month periods.
Specialty Admitted Insurance Segment
Results for the Specialty Admitted Insurance segment are as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change
	($ in thousands)
Gross written premiums	$77,559	$119,411	(35.0)%	$158,677	$236,530	(32.9)%
Net written premiums	$9,345	$19,752	(52.7)%	$22,222	$40,499	(45.1)%
Net earned premiums	$11,239	$22,746	(50.6)%	$26,113	$48,814	(46.5)%
Losses and loss adjustment expenses	(10,042)	(17,622)	(43.0)%	(22,691)	(38,068)	(40.4)%
Underwriting expenses	(2,618)	(1,708)	53.3%	(5,149)	(6,544)	(21.3)%
Underwriting profit (1), (2)	$(1,421)	$3,416	—	$(1,727)	$4,202	—
Ratios:
Loss ratio	89.3%	77.5%		86.9%	78.0%
Expense ratio	23.3%	7.5%		19.7%	13.4%
Combined ratio	112.6%	85.0%		106.6%	91.4%
Accident year loss ratio	83.1%	77.5%		84.7%	78.9%
(1)Underwriting Profit is a non-GAAP Measure. See “Reconciliation of Non-GAAP Measures.”
(2)Underwriting results include gross fee income of $3.9 million and $8.3 million for the three and six months ended June 30, 2025 respectively ($5.6 million and $10.9 million in the respective prior year periods).
The Specialty Admitted Insurance segment reported underwriting losses of $1.4 million and $1.7 million in the three and six months ended June 30, 2025, respectively, compared to underwriting profits of $3.4 million and $4.2 million in the three and six months ended June 30, 2024, respectively. Net earned premium and fee income declined compared to the three and six month periods in the prior year due to the non-renewal of several programs, reflective of the Company's strategy to remain opportunistic in the current market environment and manage the segment to retain minimal risk. The segment loss ratios were impacted by net development in our loss estimates for prior accident years that was $700,000 and $579,000 adverse in the three and six months ended June 30, 2025, respectively, compared to $4,000 and $442,000 favorable in the three and six months ended June 30, 2024, respectively. The segment expense ratios in the prior year benefited from certain sliding scale and other adjustments on certain programs which lowered commission expense and the segment expense ratio in the prior year.
Corporate and Other Segment
Other operating expenses for the Corporate and Other segment include personnel costs associated with the Bermuda and U.S. holding companies, professional fees, long-term incentive compensation (including share-based compensation) for the full Company, public company and various other corporate expenses. The expenses are included in our calculation of consolidated underwriting profit, and in our consolidated expense ratio and combined ratio. Total operating expenses of the Corporate and Other segment were $8.2 million and $18.9 million for the three and six months ended June 30, 2025, respectively ($8.6 million and $19.8 million in the respective prior year periods). The reduction in operating expenses from the prior year periods was primarily attributable to reduced compensation expenses and lower insurance and financial audit expenses.

Investing Results
Net investment income was $20.5 million and $40.5 million for the three and six months ended June 30, 2025, respectively ($24.9 million and $47.6 million in the respective prior year periods). The Company's private investments generated income of $986,000 and $1.2 million for the three and six months ended June 30, 2025, respectively (income of $1.9 million and $1.8 million in the respective prior year periods). Excluding private investments, our net investment income for the three and six months ended June 30, 2025 decreased 15.2% and 14.1%, respectively, from the three and six month periods in the prior year principally due to lower invested assets following the funding of strategic initiatives during the last half of 2024 including the reinsurance premiums paid to enter the E&S ADC and the E&S Top Up ADC, as well as lower yields. The average duration of our portfolio excluding restricted cash equivalents was 3.5 years at June 30, 2025.
Major categories of the Company’s net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Fixed maturity securities	$12,919	$12,628	$25,151	$25,493
Bank loan participations	3,124	4,624	6,319	9,080
Equity securities	1,445	1,632	2,704	3,546
Other invested assets	986	1,909	1,186	1,764
Cash, cash equivalents, restricted cash equivalents and short-term investments	2,979	5,064	7,051	9,504
Gross investment income	21,453	25,857	42,411	49,387
Investment expense	(937)	(926)	(1,887)	(1,824)
Net investment income	$20,516	$24,931	$40,524	$47,563
The following table summarizes our annualized gross investment yields:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cash and invested assets	4.4%	4.8%	4.3%	4.7%
Fixed maturity securities	4.2%	5.0%	4.3%	5.0%
Of our total cash and invested assets of $1,936.5 million at June 30, 2025 (excluding restricted cash equivalents), $220.0 million represents the cash and cash equivalents portion of the portfolio. The majority of the portfolio, or $1,300.2 million, is comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities reported, net of applicable taxes, as a separate component of accumulated comprehensive income (loss). Also included in our investments are $158.9 million of bank loan participations, $88.0 million of equity securities, $111.2 million of short-term investments, and $58.1 million of other invested assets.
Bank loan participations generally provide a higher yield than our portfolio of fixed maturity securities and are primarily senior, secured floating-rate debt rated “BB”, “B”, or “CCC” by Standard & Poor’s or an equivalent rating from another nationally recognized statistical rating organization, and are therefore below investment grade. Bank loans include assignments of and participations in performing and non-performing senior corporate debt generally acquired through primary bank syndications and in secondary markets. They consist of, but are not limited to, term loans, the funded and unfunded portions of revolving credit facilities, and similar loans and investments. Bank loan participations are measured at fair value pursuant to the Company's election of the fair value option, and changes in unrealized gains and losses in bank loan participations are reported in our income statement as net realized and unrealized gains (losses) on investments. At June 30, 2025 and December 31, 2024, the fair market value of these securities was $158.9 million and $142.4 million, respectively.
For the six months ended June 30, 2025, the Company recognized net realized and unrealized investment losses of $1.7 million ($352,000 of net realized and unrealized investment losses for the three months ended June 30, 2025), including $767,000 of net unrealized gains on bank loan participations, $68,000 of net unrealized gains for the change in the fair value of equity securities, $2.8 million of net realized investment losses on the sale of bank loan participations, $245,000 of net realized investment gains on the sale of equity securities, and $25,000 of net realized investment gains on the sale of fixed maturity securities.

For the six months ended June 30, 2024, the Company recognized net realized and unrealized investment gains of $2.3 million ($2.3 million of net realized and unrealized losses for the three months ended June 30, 2024), including $394,000 of net unrealized losses on bank loan participations, $3.1 million of net unrealized gains for the change in the fair value of equity securities, $730,000 of net realized investment losses on the sale of bank loan participations, $1.4 million of net realized investment gains on the sale of equity securities, and $1.1 million of net realized investment losses on the sale of fixed maturity securities.
In conjunction with its outside investment managers, the Company performs quarterly reviews of all securities within its investment portfolio to determine whether any impairment has occurred. As a result of this review, management concluded that there were no credit-related impairments of fixed maturity securities at June 30, 2025, December 31, 2024, or June 30, 2024. At June 30, 2025, 100.0% of the Company’s fixed maturity security portfolio was rated “BBB-” or better (“investment grade”) by Standard & Poor’s or received an equivalent rating from another nationally recognized rating agency. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The amortized cost and fair value of our available-for-sale fixed maturity securities were as follows:

	June 30, 2025			December 31, 2024
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturity securities, available-for-sale:
State and municipal	$222,687	$199,490	15.3%	$223,009	$196,564	16.5%
Residential mortgage-backed	415,523	397,110	30.5%	352,064	326,227	27.4%
Corporate	545,680	528,508	40.7%	503,610	475,485	40.0%
Commercial mortgage and asset-backed	162,123	156,817	12.1%	178,238	170,458	14.3%
U.S. Treasury securities and obligations guaranteed by the U.S. government	18,442	18,292	1.4%	21,416	20,999	1.8%
Total fixed maturity securities, available-for-sale	$1,364,455	$1,300,217	100.0%	$1,278,337	$1,189,733	100.0%

The following table sets forth the composition of the Company’s portfolio of available-for-sale fixed maturity securities by rating as of June 30, 2025:

Standard & Poor’s or Equivalent Designation	Fair Value	% of Total
	($ in thousands)
AAA	$190,760	14.7%
AA	596,245	45.9%
A	377,282	28.9%
BBB	135,930	10.5%
Total	$1,300,217	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity are as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Value
	($ in thousands)
Due in:
One year or less	$31,869	$31,588	2.4%
After one year through five years	392,344	385,220	29.6%
After five years through ten years	217,668	205,185	15.8%
After ten years	144,928	124,297	9.6%
Residential mortgage-backed	415,523	397,110	30.5%
Commercial mortgage and asset-backed	162,123	156,817	12.1%
Total	$1,364,455	$1,300,217	100.0%
Other Income and Expense
Other income and (expense) included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Non-operating expenses	$(1,008)	$(2,098)	$(1,571)	$(2,830)
Broker incentive rebates - Excess and Surplus Lines	1,163	993	1,998	1,701
Other miscellaneous income	79	200	162	403
Other income and (expense)	$234	$(905)	$589	$(726)
The non-operating expenses above primarily consist of legal and other professional fees and other expenses related to various strategic initiatives and litigation that the Company is involved in.
Interest Expense
Interest expense was $5.8 million and $11.3 million for the three and six months ended June 30, 2025, respectively ($6.3 million and $12.8 million in the respective prior year periods). The lower expense in the current year periods is primarily attributable to lower interest rates. See “—Liquidity and Capital Resources—Sources and Uses of Funds” for more information regarding our senior bank debt facilities and trust preferred securities.
Amortization of Intangibles and Impairment of Intangible Assets
The Company recorded $91,000 of amortization of intangible assets in each of the three months ended June 30, 2025 and 2024 ($182,000 in each of the six months ended June 30, 2025 and 2024 ).
Income Tax Expense
Our effective tax rate fluctuates from period to period based on the relative mix of income from continuing operations reported by country and the respective tax rates imposed by each tax jurisdiction. Statutory tax rates are 0% and 21% for Bermuda and the U.S. For the three and six months ended June 30, 2025, our effective tax rate on income from continuing operations was 30.1% and 31.0%, respectively (28.3% and 28.5% in the respective prior year periods). The Company does not receive a U.S. tax deduction for losses at JRG Holdings, our only Bermuda entity. JRG Holdings had losses in all periods presented primarily due to holding company expenses and interest expense. For U.S.-sourced income, the Company’s U.S. federal income tax expense differs from the amounts computed by applying the federal statutory income tax rate to income before taxes due primarily to interest income on tax-advantaged state and municipal securities, dividends received income, and excess tax benefits and expenses on share based compensation.
Reserves
An indicator of reserve strength that we monitor is the percentage of our gross and net loss reserves that are comprised of incurred but not reported (“IBNR”) reserves.

The Company’s gross reserve for losses and loss adjustment expenses at June 30, 2025 was $3,076.5 million. Of this amount, 74.4% relates to amounts that are IBNR. This amount was 73.3% at December 31, 2024. The Company’s gross reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Gross Reserves at June 30, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$435,091	$1,821,392	$2,256,483
Specialty Admitted Insurance	352,404	467,611	820,015
Total	$787,495	$2,289,003	$3,076,498
At June 30, 2025, the amount of net reserves (prior to the $1.5 million allowance for uncollectible reinsurance recoverables) of $1,089.2 million that related to IBNR was 64.1%. This amount was 63.5% at December 31, 2024. The Company’s net reserves for losses and loss adjustment expenses by segment are summarized as follows:

	Net Reserves at June 30, 2025
	Case	IBNR	Total
	($ in thousands)
Excess and Surplus Lines	$335,232	$620,511	$955,743
Specialty Admitted Insurance	56,290	77,148	133,438
Total	$391,522	$697,659	$1,089,181
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
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities (excluding restricted cash equivalents)	$(26,926)	$59,883
Investing activities	(133,699)	356,628
Financing activities	18,321	(31,488)
Change in cash and cash equivalents	(142,304)	385,023
Change in restricted cash equivalents (operating activities)	616	(44,486)
Change in cash, cash equivalents, and restricted cash equivalents	$(141,688)	$340,537

Cash used in operating activities excluding restricted cash equivalents was $26.9 million for the six months ended June 30, 2025. This compares to cash provided by operating activities excluding restricted cash equivalents of $59.9 million for the six months ended June 30, 2024 (including cash provided by operating activities from continuing operations excluding restricted cash equivalents of $85.0 million and cash used in operating activities of discontinued operations of $25.1 million). The current year operating activities were impacted by timing of reinsurance settlements during the first quarter and lower premium collections in the Specialty Admitted Insurance segment due to the non-renewal of several programs.
Cash used in investing activities of $133.7 million for the six months ended June 30, 2025 reflects efforts to enhance the yield in our investment portfolio by investing available cash and cash equivalents into higher yielding investments. Cash provided by investing activities of $356.6 million for the six months ended June 30, 2024 included $96.4 million of proceeds received from the sale of JRG Re (net of JRG Re's cash balances sold) and $198.0 million of proceeds from the sales of fixed maturities to provide funding for the premium due under the E&S ADC agreement. Cash and cash equivalents excluding restricted cash equivalents comprised 11.4% and 31.1% of total cash and invested assets at June 30, 2025 and 2024, respectively. Cash used in investing activities from continuing operations was $197.1 million and cash provided by investing activities of discontinued operations was $63.1 million in the prior year period.
Cash provided by financing activities of $18.3 million for the six months ended June 30, 2025 includes a $25.0 million borrowing under the Previous Credit Agreement (as defined below), $1.1 million of issuance costs paid upon the Company's entry into the Credit Agreement (as defined below), $1.1 million of dividends paid to common shareholders, $3.9 million of dividends paid on the Series A Preferred Shares, and $550,000 of payroll taxes withheld and remitted on net settlement of RSUs. Cash used in financing activities of $31.5 million for the six months ended June 30, 2024 includes a $21.5 million repayment of an unsecured loan, $3.9 million of dividends paid to common shareholders, $5.3 million of dividends paid on the Series A Preferred Shares, and $837,000 of payroll taxes withheld and remitted on net settlement of RSUs.
The activity in restricted cash equivalents for the six months ended June 30, 2025 and 2024 relates to a former insured, per the terms of a collateral trust. See Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book below.
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
The payment of dividends by our subsidiaries to us is limited by statute. In general, the laws and regulations applicable to our domestic insurance subsidiaries limit the aggregate amount of dividends or other distributions that they may declare or pay within any 12-month period without advance regulatory approval. Generally, the limitations are based on the greater of statutory net income for the preceding year or 10.0% of statutory surplus at the end of the preceding year. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. See “Item 1. Business—U.S. Insurance Regulation—State Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. The maximum amount of dividends available to the U.S. holding company from our U.S. insurance subsidiaries during 2025 without regulatory approval is $64.3 million.
Holders of the Series A Preferred Shares are entitled to a dividend at the rate of 7% of the $1,000 liquidation preference per share (the “Liquidation Preference”) per annum, paid in cash, in-kind in common shares or in Series A Preferred Shares, at our election. On October 1, 2029, and each five-year anniversary thereafter, the dividend rate will reset to a rate equal to the five-year U.S. treasury rate plus 5.2%, provided that the dividend rate shall not exceed 8.0%. Dividends accrue and are payable quarterly. Cash dividends of $3.9 million and $5.3 million were paid in the six months ended June 30, 2025 and 2024, respectively.
At June 30, 2025, the Bermuda holding company had $20.8 million of cash and cash equivalents. The U.S. holding company had $8.9 million of cash and invested assets, comprised of cash and cash equivalents of $5.3 million, equities of $3.1 million and other invested assets of $464,000, which are not subject to regulatory restrictions. Additionally, our U.K. intermediate holding company had no invested assets and cash of less than ten thousand dollars at June 30, 2025.
Credit Agreements
On June 12, 2025, JRG Holdings entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced JRG Holdings’ previous Third Amended and Restated Credit Agreement dated as of July 7, 2023, as amended (the “Previous Credit Agreement”), that provided for a $212.5 million unsecured revolving credit facility and a $45.0 million secured revolving credit facility.
The Credit Agreement provides for a $212.5 million unsecured revolving credit facility available for general corporate purposes and matures on June 12, 2028. Following the sale of JRG Re, the Company no longer has a need for the secured revolving credit facility provided by the Previous Credit Agreement. The interest rates applicable to the loans under the Credit Agreement are generally based on SOFR plus a specified margin based on the Company’s Leverage Ratio (as defined in the Credit Agreement). In addition, JRG Holdings will pay an unused facility fee on each lender’s commitment.
At June 30, 2025, JRG Holdings had a drawn balance of $210.8 million outstanding on the unsecured revolver of the Credit Agreement, including $25.0 million previously borrowed on January 27, 2025 under the Previous Credit Agreement which was contributed to our regulated insurance entities.

The Credit Agreement provides for an accordion feature that permits JRG Holdings to request that one or more lenders (without the consent of the other lenders) or new financial institutions (with the consent of the Administrative Agent) provide it with increases in the credit facility of up to an aggregate of $30.0 million, subject to satisfaction of certain conditions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also includes financial covenants, including a maximum leverage ratio and minimum consolidated net worth, risk-based capital ratio and financial strength rating requirements with which the Company was in compliance at June 30, 2025.
In connection with the Credit Agreement, James River Group Holdings UK Limited (“James River UK”), a private limited company incorporated under the Laws of England and Wales and a direct wholly owned subsidiary of JRG Holdings, and James River Group, Inc. (“James River Group”), a Delaware corporation and an indirect wholly owned subsidiary of JRG Holdings, each entered into a Continuing Guaranty of Payment dated June 12, 2025 (each, a “Payment Guaranty”). Pursuant to its respective Payment Guaranty, each of James River UK and James River Group guarantees the payment and performance of the obligations of JRG Holdings under the Credit Agreement and other loan documents.
Senior Debt and Trust Preferred Securities
On May 26, 2004, we issued $15.0 million of senior debt due April 29, 2034. The senior debt is not redeemable by the holder or subject to sinking fund requirements. Interest accrues quarterly and is payable in arrears at a floating rate per annum equal to the 3-month SOFR plus 4.11%. This senior debt is redeemable at par prior to its stated maturity at our option in whole or in part. The terms of the senior debt contain certain covenants, with which we are in compliance at June 30, 2025, and which, among other things, restrict our ability to issue senior indebtedness secured by our U.S. holding company’s common stock or its subsidiaries’ capital stock or to issue shares of its subsidiaries’ capital stock.
From May 2004 through January 2008, we sold trust preferred securities through five Delaware statutory trusts sponsored and wholly-owned by the Company or its subsidiaries. Each trust used the net proceeds from the sale of its trust preferred securities to purchase our floating-rate junior subordinated debt.
The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities outstanding at June 30, 2025 (including the Company’s repurchases of a portion of these trust preferred securities):

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
The junior subordinated debt contains certain covenants with which we are in compliance as of June 30, 2025.
At June 30, 2025 and December 31, 2024, the Company's leverage ratio was 28.5% and 26.6%, respectively. The leverage ratio is defined in the Credit Agreement as the ratio of adjusted consolidated debt to total capital. Adjusted consolidated debt treats trust preferred securities as equity capital up to 15% of total capital. The Series A Preferred Shares represent equity capital for purposes of the leverage ratio calculation under the credit agreements. Total capital is defined as total debt plus tangible equity excluding accumulated other comprehensive income. The maximum leverage ratio permitted by the agreements is 35.0%.
James River Insurance has access to certain credit products including advances through its membership in the Federal Home Loan Bank. Any advances would be in the form of collateralized short-term borrowings not to exceed 30% of the Company's total assets.

Ceded Reinsurance
Our insurance segments enter into reinsurance contracts to limit our exposure to potential losses arising from large risks, to protect against the aggregation of several risks in a common loss occurrence, and to provide additional capacity for growth. Our reinsurance is contracted under excess of loss and proportional quota share reinsurance contracts. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premiums payable to the reinsurer are negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. In proportional quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. The Company also utilizes facultative reinsurance to reduce the amount of exposure it retains on individual accounts according to its guidelines for accepting risk across various industry segments, locations and types of exposure. For the six months ended June 30, 2025 and 2024, our net premium retention was 45.2% and 43.0%, respectively.
The following is a summary of our Excess and Surplus Lines segment’s ceded reinsurance in place as of June 30, 2025:

Line of Business	Company Retention
Casualty
Specialty Casualty	Up to $3.2 million per occurrence.(1)
Primary Casualty	Up to $1.38 million per occurrence.(2)
Excess Casualty	Up to $1.98 million per occurrence.
Property
Excess Property	Up to $5.0 million per risk.(3)
(1)    Excluding Excess Casualty.
(2)    Total exposure to any one claim is generally $694,000.
(3)    The property catastrophe reinsurance treaty has a limit of $22.0 million per event with one reinstatement.
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
Based upon the property catastrophe modeling of our Excess and Surplus Lines and Specialty Admitted segments, it would take an event greater than the 1 in 1,000 year PML to exhaust our $22.0 million property catastrophe reinsurance. In the event of a catastrophe loss exhausting our $22.0 million property catastrophe reinsurance, we estimate our pre-tax cost would not exceed 2.5% of shareholders’ equity, including reinstatement premiums and net retentions. In addition to this retention, we would retain any losses in excess of our reinsurance coverage limits.
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

The following is a summary of our Specialty Admitted Insurance segment’s ceded reinsurance in place as of June 30, 2025:

Line of Business	Coverage
Casualty
Auto Programs	All programs are quota share coverage for 100% of limits up to $1.0 million liability and $1.0 million physical damage per occurrence; except for one program with a primary limit of $750,000 liability.
General Liability & Professional Liability – Programs	Quota share coverage for 100% of limits up to $2.0 million per occurrence.
Umbrella and Excess Casualty - Programs	Quota share coverage for 100% of limits up to $10.0 million per occurrence, and 100% of excess of loss coverage for limits up to $5.0 million in excess of $10.0 million.
Property
Property within Package - Programs	Quota share coverage for 100% of limits up to $40.0 million per risk.
Aviation Programs
Quota share coverage for 82.5% of limits up to $25.0 million liability, $5.0 million hull, and $5.0 million spares per occurrence, each aircraft; and excess of loss coverage for up to $7.7 million excess of $175,000 of our 17.5% share of the quota share each occurrence.

Our Specialty Admitted Insurance segment purchases reinsurance for at least 62.5% of the exposed limits on specialty admitted property-casualty business. While the segment focuses on casualty business, incidental property risk is incurred in the fronting and program business. The segment is covered for $22.0 million in excess of $3.0 million per occurrence to manage its property exposure to an approximate 1 in 1,000 year PML.
In the aggregate, we believe our pre-tax group-wide PML from a 1 in 1,000 year property catastrophe event would not exceed 2.5% of shareholders’ equity, inclusive of reinstatement premiums payable.
The Company’s insurance segments remain liable to policyholders if its reinsurers are unable to meet their contractual obligations under applicable reinsurance agreements. We establish an allowance for credit losses for our current estimate of uncollectible reinsurance recoverables. At June 30, 2025, the allowance for credit losses on reinsurance recoverables was $1.5 million. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Company generally seeks to purchase reinsurance from reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. The Company’s reinsurance contracts generally require reinsurers that are not authorized as reinsurers under U.S. state insurance regulations or that experience rating downgrades from rating agencies below specified levels to fund their share of the Company’s ceded outstanding losses and loss adjustment expense reserves, typically through the use of irrevocable and unconditional letters of credit. In fronting arrangements, which the Company conducts through its Specialty Admitted Insurance segment, we are subject to credit risk with regard to insurance companies who act as reinsurers for us in such arrangements. We require collateral, in the form of a trust arrangement or letter of credit, to secure the obligations of the insurance entity for whom we are fronting.
At June 30, 2025, we had reinsurance recoverables on unpaid losses of $1,985.8 million (net of a $1.5 million allowance for credit losses) and reinsurance recoverables on paid losses of $123.0 million, and all material recoverable amounts were from companies with A.M. Best ratings of “A-” (Excellent) or better, or are collateralized by the reinsurer for our benefit through letters of credit or funds on deposit in trust accounts.
Amounts Recoverable from an Indemnifying Party and Reinsurer on Legacy Commercial Auto Book
James River previously issued a set of commercial auto insurance contracts (the “Rasier Commercial Auto Policies”) to Rasier under which James River pays losses and loss adjustment expenses on the contracts. James River has indemnity agreements with Rasier (non-insurance entities) (collectively, the “Indemnity Agreements”) and is contractually entitled to reimbursement for the portion of the losses and loss adjustment expenses paid on behalf of Rasier under the Rasier Commercial Auto Policies and other expenses incurred by James River. In addition, on September 27, 2021, James River entered into the Commercial Auto LPT with Aleka to reinsure substantially all of the Rasier Commercial Auto Policies for which James River is not otherwise indemnified by Rasier under the Indemnity Agreements.
Each of Rasier and Aleka are required to post collateral equal to 102% of James River's estimate of the respective party's obligations in trusts pursuant to the terms of the Indemnity Agreements and the Commercial Auto LPT, respectively. At June 30, 2025, the total balance of collateral securing Rasier's obligations under the Indemnity Agreements was $55.3 million and Aleka's obligations under the Commercial Auto LPT was $26.5 million. At June 30, 2025, the total reinsurance recoverables under the Commercial Auto LPT was $24.1 million.
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
EQUITY
Total common shares outstanding increased from 45,644,318 at December 31, 2024 to 45,895,335 at June 30, 2025, reflecting 251,017 common shares issued in the six months ended June 30, 2025 related to vesting of RSUs.
Share Based Compensation Expense
The Company recognized $834,000 and $3.5 million of share based compensation expense in the three and six months ended June 30, 2025, respectively ($1.6 million and $4.2 million in the respective prior year periods). As of June 30, 2025, the Company had $6.9 million of unrecognized share based compensation expense expected to be charged to earnings over a weighted-average period of 2.0 years.

Equity Incentive Plans
RSUs
The following table summarizes RSU activity:

	Six Months Ended June 30,
	2025		2024
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested, beginning of period	885,173	$15.30	751,254	$23.48
Granted	1,321,733	$3.68	537,060	$9.76
Vested	(362,216)	$18.00	(268,993)	$25.11
Forfeited	(121,369)	$6.50	(76,305)	$15.56
Unvested, end of period	1,723,321	$6.44	943,016	$15.84
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
Options
At December 31, 2023, the Company had 74,390 options outstanding with an average weighted exercise price of $42.17. The options lapsed in the six months ended June 30, 2024, after which, there have been no options outstanding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Excess and Surplus Lines:
Loss Ratio	66.4%	72.3%	65.6%	68.2%
Impact of retroactive reinsurance	6.5%	(2.6)%	2.6%	(2.7)%
Loss Ratio including impact of retroactive reinsurance	72.9%	69.7%	68.2%	65.5%

Combined Ratio	91.7%	95.4%	91.6%	91.3%
Impact of retroactive reinsurance	6.5%	(2.6)%	2.6%	(2.7)%
Combined Ratio including impact of retroactive reinsurance	98.2%	92.8%	94.2%	88.6%

Consolidated:
Loss Ratio	68.1%	73.0%	67.4%	69.6%
Impact of retroactive reinsurance	6.1%	(2.3)%	2.4%	(2.3)%
Loss Ratio including impact of retroactive reinsurance	74.2%	70.7%	69.8%	67.3%

Combined Ratio	98.6%	99.3%	99.1%	97.2%
Impact of retroactive reinsurance	6.1%	(2.3)%	2.4%	(2.3)%
Combined Ratio including impact of retroactive reinsurance	104.7%	97.0%	101.5%	94.9%

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
The following table reconciles the underwriting profit of the operating segments by individual segment to consolidated income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Underwriting profit (loss) of the operating segments:
Excess and Surplus Lines	$11,707	$6,427	$23,365	$24,918
Specialty Admitted Insurance	(1,421)	3,416	(1,727)	4,202
Total underwriting profit of operating segments	10,286	9,843	21,638	29,120
Other operating expenses of the Corporate and Other segment	(8,222)	(8,624)	(18,853)	(19,761)
Underwriting profit (1)	2,064	1,219	2,785	9,359
Losses and loss adjustment expenses - retroactive reinsurance	(9,239)	3,684	(7,311)	7,686
Net investment income	20,516	24,931	40,524	47,563
Net realized and unrealized (losses) gains on investments	(352)	(2,305)	(1,723)	2,278
Other income and expenses	234	(905)	589	(726)
Interest expense	(5,805)	(6,344)	(11,346)	(12,829)
Amortization of intangible assets	(91)	(91)	(182)	(182)
Income from continuing operations before income taxes	$7,327	$20,189	$23,336	$53,149
(1)Included in underwriting results for the three and six months ended June 30, 2025 is gross fee income of $3.9 million and $8.3 million, respectively ($5.6 million and $10.9 million in the respective prior year periods).

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
Our income available to common shareholders reconciles to our adjusted net operating income as follows:

	Three Months Ended June 30,
	2025		2024
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$4,997	$2,790	$10,711	$5,000
Loss from discontinued operations	361	361	6,853	6,853
Losses and loss adjustment expenses - retroactive reinsurance	9,239	7,299	(3,684)	(2,910)
Net realized and unrealized investment losses (gains)	352	278	2,305	1,821
Other expenses	1,008	965	2,098	1,900
Adjusted net operating income	$15,957	$11,693	$18,283	$12,664

	Six Months Ended June 30,
	2025		2024
	Income Before Taxes	Net Income	Income Before Taxes	Net Income
	($ in thousands)
Income available to common shareholders	$17,623	$10,395	$32,941	$17,778
Loss from discontinued operations	1,775	1,775	14,958	14,958
Losses and loss adjustment expenses - retroactive reinsurance	7,311	5,776	(7,686)	(6,072)
Net realized and unrealized investment losses (gains)	1,723	1,361	(2,278)	(1,800)
Other expenses	1,571	1,488	2,830	2,632
Adjusted net operating income	$30,003	$20,795	$40,765	$27,496

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
The following table reconciles shareholders’ equity to tangible common equity as of June 30, 2025, December 31, 2024, and June 30, 2024:

	June 30, 2025	December 31, 2024	June 30, 2024
($ in thousands, except share amounts)
Shareholders’ equity	$492,558	$460,915	$541,791
Plus: Series A redeemable preferred shares	133,115	133,115	144,898
Plus: Deferred reinsurance gain	65,281	57,970	13,047
Less: Goodwill	181,831	181,831	181,831
Less: Intangible assets, net	32,268	32,450	32,631
Tangible equity	476,855	437,719	485,274
Less: Series A redeemable preferred shares	133,115	133,115	144,898
Tangible common equity	$343,740	$304,604	$340,376

Common shares outstanding	45,895,335	45,644,318	37,825,767
Common shares from assumed conversion of Series A Preferred Shares	13,521,634	13,521,634	6,848,763
Common shares outstanding after assumed conversion of Series A Preferred Shares	59,416,969	59,165,952	44,674,530

Equity per share:
Shareholders' equity	$10.73	$10.10	$14.32
Tangible equity	$8.03	$7.40	$10.86
Tangible common equity	$7.49	$6.67	$9.00

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of June 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1*	James River Group Holdings, Ltd. Short-Term Incentive Plan, as amended on April 24, 2025

10.2*
Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed on March 1, 2018, Commission File No. 001-36777)

10.3*	Amendment to Amended and Restated Employment Agreement, dated January 15, 2018, by and among James River Group, Inc., certain subsidiaries of James River Group, Inc. and Richard Schmitzer

10.4+
Credit Agreement, dated as of June 12, 2025, by and among James River Group Holdings, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc. as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on June 13, 2025; Commission File No. 001-36777)

10.5
Continuing Guaranty of Payment, dated as of June 12, 2025, by James River Group Holdings UK Limited, as Guarantor, pursuant to Credit Agreement dated as of June 12, 2025, among James River Group Holdings, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc., as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed on June 13, 2025; Commission File No. 001-36777)

10.6
Continuing Guaranty of Payment, dated as of June 12, 2025, by James River Group, Inc., as Guarantor, pursuant to Credit Agreement dated as of June 12, 2025, among James River Group Holdings, Ltd., KeyBank National Association, as Administrative Agent and Letter of Credit Issuer, KeyBank National Association and Truist Securities, Inc., as Joint Book Runners and Joint Lead Arrangers, Truist Bank as Syndication Agent, and the lender parties thereto (incorporated by reference to Exhibit 10.3 on the Current Report on Form 8-K filed on June 13, 2025; Commission File No. 001-36777)

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
+    Pursuant to Item 601(a)(5) of Regulation S-K, the Schedules to this Exhibit have been omitted. A copy of the omitted schedules will be furnished to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

James River Group Holdings, Ltd.

Date:	August 5, 2025	By:	/s/ Frank N. D’Orazio
Frank N. D’Orazio
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Sarah C. Doran
Sarah C. Doran
Chief Financial Officer
(Principal Financial Officer)